Form 10-Q
period 2002-11-02
DICKS SPORTING GOODS INC
filed 2002-12-13
CIK 1089063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For The Quarterly Period Ended November 2, 2002
                                                ----------------

                        Commission File Number 001-31463
                                               ---------

                           Dick's Sporting Goods, Inc.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                     16-1241537
    -------------------------------                   ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer No.)
    incorporation or organization)


       200 Industry Drive, RIDC Park West, Pittsburgh, Pennsylvania 15275
       ------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (412) 809-0100
                                                           --------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES   X        NO
                                            ---          ---


Number of shares of Common Stock and Class B Common Stock, respectively outstanding at December 5, 2002: 12,007,169 and 7,681,008

                               INDEX TO FORM 10-Q

                                                                                                     Page Number
                                                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements
          Condensed Consolidated Statements of Income                                                      3
          Condensed Consolidated Balance Sheets                                                            4
          Condensed Consolidated Statement of Changes in Stockholders' Equity                              5
          Condensed Consolidated Statements of Cash Flows                                                  6
          Notes to Unaudited Condensed Consolidated Financial Statements                                   7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      15
Item 4.   Controls and Procedures                                                                         15

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                                       16
Item 5.   Other Information                                                                               17
Item 6.   Exhibits and Reports on Form 8-K                                                                17

SIGNATURES                                                                                                18
CERTIFICATIONS                                                                                            19


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  Dick's Sporting Goods, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                    Unaudited
                      (In thousands, except per share data)


                                                      13 Weeks Ended             39 Weeks Ended
                                                 -------------------------   -------------------------
                                                 November 2,   November 3,   November 2,   November 3,
                                                    2002          2001          2002          2001
                                                  --------      --------      --------      --------
Net sales                                         $290,616      $246,513      $877,375      $734,045

Cost of goods sold, including occupancy
and distribution costs                             218,487       185,334       654,853       557,352
                                                  --------      --------      --------      --------

     GROSS PROFIT                                   72,129        61,179       222,522       176,693

Selling, general and administrative expenses        64,984        54,234       183,007       149,264

Pre-opening expenses                                 1,649         2,617         4,861         4,483
                                                  --------      --------      --------      --------

INCOME FROM OPERATIONS                               5,496         4,328        34,654        22,946

Interest expense                                       907         1,598         2,647         5,356
                                                  --------      --------      --------      --------

     INCOME BEFORE INCOME TAXES                      4,589         2,730        32,007        17,590

Provision for income taxes                           1,835         1,092        12,803         7,036
                                                  --------      --------      --------      --------

     NET INCOME                                   $  2,754      $  1,638      $ 19,204      $ 10,554
                                                  ========      ========      ========      ========


EARNINGS PER COMMON SHARE - BASIC:

Earnings per share                                $   0.16      $   0.10      $   1.13      $   0.67
Weighted average common shares outstanding          17,365        16,827        17,006        15,736

EARNINGS PER COMMON SHARE - DILUTED:

Earnings per share                                $   0.14      $   0.08      $   0.98      $   0.62
Weighted average common shares outstanding          19,992        19,398        19,512        16,909


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                  Dick's Sporting Goods, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                 (In thousands)


ASSETS                                                      NOVEMBER 2, 2002     FEBRUARY 2, 2002
                                                            ----------------     ----------------
CURRENT ASSETS:
  Cash                                                          $  16,001           $   8,976
  Accounts receivable, net                                         17,183              14,416
  Inventories, net                                                298,463             202,413
  Prepaid expenses and other current assets                         6,484               5,243
  Deferred income taxes                                             5,145               5,219
                                                                ---------           ---------
      Total current assets                                        343,276             236,267

  Property and equipment, net                                      76,853              71,795
  Other assets                                                     15,439              14,748
                                                                ---------           ---------
TOTAL ASSETS                                                    $ 435,568           $ 322,810
                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              $ 140,258           $  95,573
  Accrued expenses                                                 58,006              47,840
  Deferred revenue and other liabilities                           13,173              17,958
  Income taxes payable                                                 --               5,728
  Current portion of long-term debt and capital leases                211                 211
                                                                ---------           ---------
    Total current liabilities                                     211,648             167,310
                                                                ---------           ---------
LONG-TERM LIABILITIES:
  Revolving credit agreement borrowings                            98,542              77,073
  Long-term debt and capital leases                                 3,416               3,577
  Deferred revenue and other liabilities                           12,127              11,745
                                                                ---------           ---------
    Total long-term liabilities                                   114,085              92,395
                                                                ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                                      --                  --
  Common stock                                                        113                 169
  Class B common stock                                                 83                  --
  Additional paid-in capital                                      124,479              96,279
  Accumulated deficit                                              (8,835)            (28,039)
  Note receivable for common stock                                 (6,196)             (6,196)
  Accumulated other comprehensive income                              191                 892
                                                                ---------           ---------
    Total stockholders' equity                                    109,835              63,105
                                                                ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 435,568           $ 322,810
                                                                =========           =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                  Dick's Sporting Goods, Inc. and Subsidiaries
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                                    Unaudited
                                 (In thousands)


                                                                                            Note      Accumulated
                                                   Class B    Additional                 Receivable      Other         Total
                                    Common         Common      Paid-In     Accumulated   for Common  Comprehensive  Stockholders'
                                     Stock         Stock       Capital       Deficit        Stock        Income        Equity
                                   ---------     ---------    ---------     ---------     ---------     ---------     ---------
Balances at February 2, 2002       $     169            --    $  96,279     $ (28,039)    $  (6,196)    $     892     $  63,105

Unrealized loss on securities
available-for-sale, net of
taxes of $378                             --            --           --            --            --          (701)         (701)

Exchange of common stock
for Class B common stock                 (83)    $      83           --            --            --            --            --

Sale of common stock in
initial public offering,
net of transaction costs                  27            --       27,908            --            --            --        27,935

Sale of common stock
under stock option plans                  --            --          292            --            --            --           292

Net income                                --            --           --        19,204            --            --        19,204
                                   ---------     ---------    ---------     ---------     ---------     ---------     ---------
Balances at November 2, 2002       $     113     $      83    $ 124,479     $  (8,835)    $  (6,196)    $     191     $ 109,835
                                   =========     =========    =========     =========     =========     =========     =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                  Dick's Sporting Goods, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                                     39 Weeks Ended
                                                               ------------------------------
                                                               November 2,        November 3,
                                                                  2002              2001
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  19,204           $  10,554
  Adjustments to reconcile net income from operations
          to net cash used in operating activities
    Depreciation and amortization                                 10,077               8,115

    Deferred income taxes                                             74                  --
    Changes in assets and liabilities:
      Accounts receivable                                         (2,767)            (12,866)
      Inventories                                                (96,050)           (126,423)
      Prepaid expenses and other assets                           (2,634)             (1,464)
      Accounts payable                                            41,106              63,699
      Accrued expenses and other                                   4,438              (1,186)
      Deferred revenue and other liabilities                      (4,508)             (2,701)
                                                               ---------           ---------

  Net cash used in continuing operations                         (31,060)            (62,272)
  Net cash provided by discontinued operations                        --               1,881
                                                               ---------           ---------
  Net cash used in operating activities                          (31,060)            (60,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (20,528)            (22,299)
    Proceeds from sale-leaseback transactions                      5,497               8,439
                                                               ---------           ---------

  Net cash used in investing activities                          (15,031)            (13,860)
                                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital leases                   (158)            (14,633)
    Revolving line of credit borrowings, net                      21,468              88,361
    Proceeds from sale of common stock                            30,935                  --
    Transaction costs for initial public offering                 (3,000)                 --
    Proceeds from exercise of stock options                          292                  --
    Increase in bank overdraft                                     3,579               5,046
                                                               ---------           ---------
  Net cash provided by financing activities                       53,116              78,774
                                                               ---------           ---------

NET INCREASE IN CASH                                               7,025               4,523

CASH, BEGINNING OF PERIOD                                          8,976               8,279
                                                               ---------           ---------

CASH, END OF PERIOD                                            $  16,001           $  12,802
                                                               =========           =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                  Dick's Sporting Goods, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms "Dick's," "we," "us" and "our" refer to Dick's Sporting Goods, Inc. and its subsidiaries.

(2) UNAUDITED INTERIM FINANCIAL DATA

The interim financial information as of November 2, 2002 and for the 13 and 39 weeks ended November 2, 2002 and November 3, 2001 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our final prospectus dated October 15, 2002, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) (File No. 333-96587). Operating results for the 13 and 39 weeks ended November 2, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 or any other period.

(3) INITIAL PUBLIC OFFERING

During October 2002, we completed an initial public offering of 8,381,320 shares of common stock, including the underwriters' over-allotment, of which 2,772,000 were sold by us and 5,609,320 were sold by certain of our stockholders. Proceeds to us, net of $3.0 million in transaction costs, were $27.9 million. The net proceeds were used to repay outstanding borrowings under our revolving credit facility.

(4) EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and warrants, calculated by applying the treasury stock method.

We are reporting earnings per share in accordance with accounting principles generally accepted in the United States of America and are disclosing earnings per share on a pro-forma basis. The pro-forma amounts assume that the initial public offering took place at the beginning of the periods presented, and excludes interest expense on the portion of our revolving credit facility paid down with the proceeds to us from the initial public offering, and related income tax effects. The pro-forma results also include an increase in shares for basic and diluted earnings per share purposes as if the initial public offering was executed prior to the beginning of the periods presented.

The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

                                                        13 Weeks Ended                    39 Weeks Ended
                                                  ----------------------------      ---------------------------
                                                  November 2,      November 3,      November 2,     November 3,
                                                     2002             2001             2002             2001
                                                    -------          -------          -------          -------
Earnings Per Common Share - Basic:
  Net income                                        $ 2,754          $ 1,638          $19,204          $10,554
  Weighted average common shares
  outstanding                                        17,365           16,827           17,006           15,736
  Earnings per common share                         $  0.16          $  0.10          $  1.13          $   .67

Earnings Per Common Share - Diluted:
  Net income                                        $ 2,754          $ 1,638          $19,204          $10,554
  Weighted average common shares
  outstanding - basic                                17,365           16,827           17,006           15,736
  Stock options and warrants                          2,627            2,571            2,506            1,173
                                                    -------          -------          -------          -------
  Weighted average common shares outstanding         19,992           19,398           19,512           16,909

  Earnings per common share                         $  0.14          $  0.08          $  0.98          $  0.62


The computations for pro-forma basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

                                                         13 Weeks Ended                    39 Weeks Ended
                                                   ----------------------------       --------------------------
                                                   November 2,      November 3,       November 2,    November 3,
                                                       2002            2001              2002           2001
                                                   -----------      -----------       -----------    -----------
Pro-Forma Earnings Per Common Share -
Basic:

  Pro-forma net income                              $ 2,863          $ 1,830          $19,577          $11,249
  Pro-forma weighted average common
  shares outstanding                                 19,619           19,599           19,606           18,529
  Pro-forma earnings per common share               $  0.15          $  0.09          $  1.00          $  0.61

Pro-Forma Earnings Per Common Share -
Diluted:

  Pro-forma net income                              $ 2,863          $ 1,830          $19,577          $11,249
  Pro-forma weighted average common
  shares outstanding - basic                         19,619           19,599           19,606           18,529

  Stock options and warrants                          2,624            2,595            2,592            3,131
                                                    -------          -------          -------          -------
  Pro-forma weighted average common
  shares outstanding                                 22,243           22,194           22,198           21,660
  Pro-forma earnings per common share               $  0.13          $  0.08          $  0.88          $  0.52


(5) NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

(6) ACCUMULATED DEFICIT

The interim financial information as of November 2, 2002 and November 3, 2001 includes $63,897 of accretion on previously outstanding redeemable preferred stock to its redemption value through a charge to accumulated deficit from 1992 to 2000.

(7) COMPREHENSIVE INCOME

                                                               39 Weeks Ended
                                                       -------------------------------
                                                       November 2,         November 3,
                                                           2002               2001
                                                       ----------          -----------
  Net income                                             $ 19,204           $ 10,554
   Other comprehensive income:
   Unrealized (loss) gain on securities
   available-for-sale, net of taxes of $378 and
   $250, respectively                                        (701)               465
                                                         --------           --------
  Comprehensive income                                   $ 18,503           $ 11,019
                                                         ========           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend," "predict" and "continue" or similar words. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other "forward-looking" information.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to implementation of a new management information systems and risks relating to operational and financial restrictions imposed by our credit facility; factors associated with our pursuit of strategic acquisitions; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; changes in our business strategies and other factors discussed under the caption "Risk Factors" contained in our final prospectus dated October 15, 2002 as filed with the Securities and Exchange Commission under Rule 424(b)(4) under the Securities Act of 1933.

In addition, we operate in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation to update any forward-looking statements except to the extent required by the federal securities laws.


OVERVIEW

We are an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. As of November 2, 2002, we operated 141 stores in 25 states throughout the Eastern half of the U.S.

RESULTS OF OPERATIONS

The following table sets forth the Company's condensed consolidated statements of income data as a percent of net sales for the periods indicated:

                                                            13 Weeks Ended (1)                 39 Weeks Ended (1)
                                                      ----------------------------       ----------------------------
                                                      November 2,      November 3,       November 2,      November 3,
                                                         2002             2001              2002             2001
                                                      -----------      -----------       -----------      -----------
Net sales                                               100.0%           100.0%             100.0%          100.0%
Cost of goods sold, including occupancy and
distribution costs                                       75.2%            75.2%              74.6%           75.9%
Gross profit                                             24.8%            24.8%              25.4%           24.1%
Selling, general and administrative expenses             22.4%            22.0%              20.9%           20.3%
Pre-opening expenses                                      0.6%             1.1%               0.6%            0.6%
Operating income                                          1.9%             1.7%               3.9%            3.1%
Interest expense                                          0.3%             0.6%               0.3%            0.7%
Income before income taxes                                1.6%             1.1%               3.6%            2.4%
Income taxes                                              0.6%             0.4%               1.5%            1.0%
Net income                                                0.9%             0.7%               2.2%            1.4%

(1) due to rounding, columns may not add

13 WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THE 13 WEEKS ENDED NOVEMBER 3, 2001

Net Sales

Net sales increased by $44.1 million, or 17.9%, to $290.6 million for the 13 weeks ended November 2, 2002, from $246.5 million for the 13 weeks ended November 3, 2001. This increase resulted from a comparable store sales increase of $11.4 million, or 5.1%, and $32.7 million in new store sales, which resulted from the opening of 16 new stores and relocation of three stores in the 39 weeks ended November 2, 2002, of which seven were opened in the 13 weeks then ended, and the opening of 14 non-comparable new stores in 2001. The increase in comparable store sales is mostly attributable to sales increases in the majority of our merchandise categories with golf, team sports, camping and women's apparel recording the largest increases. These increases were partially offset by lower sales of in-line skates, hunting products, and fishing tackle.

Gross Profit

Gross profit increased by $10.9 million, or 17.9%, to $72.1 million for the 13 weeks ended November 2, 2002, from $61.2 million for the 13 weeks ended November 3, 2001. As a percentage of net sales, gross profit remained at 24.8% for both the 13 weeks ended November 2, 2002 and the 13 weeks ended November 3, 2001. An improvement in merchandise margin was offset by $1.3 million of expenses associated with the relocation of two stores one of which was relocated in the first quarter of this year, the second of which is planned for early next year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.8 million to $65.0 million for the 13 weeks ended November 2, 2002 from $54.2 million for the 13 weeks ended November 3, 2001. The dollar increase in these expenses is primarily attributable to the increased store count and additional personnel to support our growth. As a percentage of net sales, selling, general and administrative expenses increased by 0.4% to 22.4% for the 13 weeks ended November 2, 2002 from 22.0% for the 13 weeks ended November 3, 2001. The percentage increase was due primarily to higher benefit costs and store expenses associated with the rollout of our scorecard loyalty program.

Pre-Opening Expenses

Pre-opening expenses decreased by $1.0 million to $1.6 million for the 13 weeks ended November 2, 2002 from $2.6 million for the 13 weeks ended November 3, 2001. Pre-opening expenses decreased primarily as a result of the addition of seven new stores for the 13 weeks ended November 2, 2002 compared to 10 new stores for the 13 weeks ended November 3, 2001.

Operating Income

Operating income increased by $1.2 million, or 27.0%, to $5.5 million for the 13 weeks ended November 2, 2002 from $4.3 million for the 13 weeks ended November 3, 2001.

Interest Expense

Interest expense decreased by $0.7 million to $0.9 million for the 13 weeks ended November 2, 2002 from $1.6 million for the 13 weeks ended November 3, 2001. This decrease was due primarily to lower interest rates and lower average borrowings. All of the net proceeds from our initial public offering of common stock were used to reduce borrowings under our credit facility during the last 12 days of the 13 weeks ended November 2, 2002.

Income Taxes

Our effective tax rate was 40% in both the 13 weeks ended November 2, 2002 and the 13 weeks ended November 3, 2001.

Net Income

Net income increased by $1.2 million, or 68.1%, to $2.8 million for the 13 weeks ended November 2, 2002 from $1.6 million for the 13 weeks ended November 3, 2001.

39 WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THE 39 WEEKS ENDED NOVEMBER 3, 2001

Net Sales

Net sales increased by $143.3 million, or 19.5%, to $877.4 million for the 39 weeks ended November 2, 2002, from $734.1 million for the 39 weeks ended November 3, 2001. This increase resulted from a comparable store sales increase of $34.4 million, or 5.2%, and $108.9 million in new store sales, which resulted from the opening of 16 new stores and relocation of three stores in the 39 weeks ended November 2, 2002 and the opening of 19 new stores in 2001. The increase in comparable store sales is mostly attributable to sales increases in a majority of our merchandise categories with golf, women's apparel, team sports and exercise recording the largest increases. These increases were partially offset by lower sales of in-line skates and fishing tackle.

Gross Profit

Gross profit increased by $45.8 million, or 25.9%, to $222.5 million for the 39 weeks ended November 2, 2002, from $176.7 million for the 39 weeks ended November 3, 2001. As a percentage of net sales, gross profit increased to 25.4% for the 39 weeks ended November 2, 2002 from 24.1% for the 39 weeks ended November 3, 2001. The increase in gross profit percentage was primarily due to improved merchandise margin, leverage on store occupancy costs and improved productivity at our distribution center.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $33.7 million to $183.0 million for the 39 weeks ended November 2, 2002 from $149.3 million for the 39 weeks ended November 3, 2001. The increase in these expenses is primarily attributable to the increased store count and additional personnel to support our growth. As a percentage of net sales, selling, general and administrative expenses increased by 0.6% to 20.9% for the 39 weeks ended November 2, 2002 from 20.3% for the 39 weeks ended November 3, 2001. The percentage increase was due primarily to higher benefit costs and store expenses associated with the rollout of our scorecard loyalty program, as well as continued infrastructure investments.

Pre-Opening Expenses

Pre-opening expenses increased by $0.4 million to $4.9 million for the 39 weeks ended November 2, 2002 from $4.5 million for the 39 weeks ended November 3, 2001. We added 16 new stores and relocated three stores during the 39 weeks ended November 2, 2002 compared to 19 new stores for the 39 weeks ended November 3, 2001.

Operating Income

Operating income increased by $11.8 million, or 51.0%, to $34.7 million for the 39 weeks ended November 2, 2002 from $22.9 million for the 39 weeks ended November 3, 2001.

Interest Expense

Interest expense decreased by $2.8 million to $2.6 million for the 39 weeks ended November 2, 2002 from $5.4 million for the 39 weeks ended November 3, 2001. This decrease was due to lower interest rates and lower average borrowings during the 39 week period ended November 2, 2002.

Income Taxes

Our effective tax rate was 40% in both the 39 weeks ended November 2, 2002 and the 39 weeks ended November 3, 2001.

Net Income

Net income increased by $8.6 million, or 82.0%, to $19.2 million for the 39 weeks ended November 2, 2002 from $10.6 million for the 39 weeks ended November 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories, which typically reach their peak by the end of the third quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels, or relocations; and purchases of equipment or information technology assets for our stores, distribution facility, and corporate headquarters.

For the 39 weeks ending November 2, 2002, these capital requirements were generally funded by internally generated cash, proceeds from fixture leasing and borrowings from our revolving credit facility. Cash flows from operating, investing and financing activities for the 39 weeks ending November 2, 2002 and November 3, 2001 are summarized below.

                                       CASH FLOW ANALYSIS

                                                                         39 Weeks Ended
                                                                   ---------------------------
                                                                   November 2,     November 3,
                                                                      2002            2001
                                                                   -----------     -----------
Net cash used in operating activities                               $(31,060)       $(60,391)
Net cash used in investing activities:
     Capital expenditures                                            (20,528)        (22,299)
     Proceeds from sale-leasebacks and fixture leasing                 5,497           8,439
                                                                    --------        --------
Net cash used in investing activities                                (15,031)        (13,860)
Net cash provided by financing activities                             53,116          78,774


Net cash used in operating activities was $31.1 million for the 39 weeks ended November 2, 2002 compared to $60.4 million for the 39 weeks ended November 3, 2001. The largest factors contributing to improvement in cash flow versus last year are higher net income and a lesser increase in inventories. Net income was $19.2 million for the 39 weeks ended November 2, 2002, compared to $10.6 million for the 39 weeks ended November 3, 2001. Inventory turnover increased 4.5% to
2.64 for the 39 weeks ended November 2, 2002, compared to 2.52 for the 39 weeks ended November 3, 2001.

Net cash used in investing activities was $15.0 million for the 39 weeks ended November 2, 2002 compared to $13.9 million for the 39 weeks ended November 3, 2001. Capital expenditures were primarily for new stores, relocating existing stores and purchases of information technology assets.

Net cash provided by financing activities was $53.1 million for the 39 weeks ended November 2, 2002 compared to $78.8 million for the 39 weeks ended November 3, 2001. In October 2002, pursuant to a registration statement filed with the Securities and Exchange Commission, a total of 8,381,320 shares of stock, including the underwriters' over-allotment, were sold to the public, of these, 2,772,000 were sold by us and 5,609,320 were sold by stockholders. Proceeds to us, net of $3.0 million in transaction costs, were $27.9 million. The net proceeds were used to repay outstanding borrowings under our revolving credit facility.

This credit facility currently provides for revolving loans in an aggregate outstanding principal amount of up to $180 million. The actual availability under our credit facility is limited to the lesser of 70% of our eligible inventory or 85% of our inventory's liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Total remaining borrowing capacity, after subtracting letters of credit as of November 2, 2002 was $72.6 million. Interest on outstanding indebtedness under the credit facility currently accrues at the lender's prime commercial lending rate or, if we elect, at the one month LIBOR plus 1.25% based on our current interest coverage ratio. Our obligations under the credit facility are secured by interests in substantially all of our assets excluding store and distribution center equipment and fixtures. The credit facility contains various restrictive covenants and matures on May 30, 2006. We have used our credit facility to meet our seasonal working capital requirements and support our growth. Outstanding principal borrowings under the credit facility were $98.5 and $77.1 million at November 2, 2002 and February 2, 2002, respectively.

We believe that cash flows from operations and funds available under our credit facility will be sufficient to satisfy our capital requirements during the next 12 months.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are discussed in our final prospectus filed October 15, 2002, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) (File No. 333-96587). In preparing our financial statements, we made estimates and judgments, which affect the results of our operations and the value of assets and liabilities we report. Our actual results may differ from these estimates. We believe that the following summarizes critical accounting policies, which require significant judgments and estimates in our preparation of our consolidated financial statements.

Inventory Valuation

We value our inventory using the lower of weighted average cost or market method. Market price is generally based on the current selling price of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds market value and we record a reserve to reduce the carrying value to its market price, as necessary. Historically, we have rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes such as customer merchandise preference, unseasonable weather patterns, or business trends could cause our inventory to be exposed to obsolescence or slow moving merchandise.

Shrink is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at our stores and distribution center throughout the year. The reserve for shrink represents an estimate for shrink for each of our locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

Impairment of Assets

We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. In determining future cash flows, significant estimates are made by us with respect to future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

SEASONALITY

Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part, to the holiday selling season and to our sales of cold weather footwear and apparel. The fourth quarter generated approximately 32% of our net sales and approximately 55% of our net income for fiscal 2001. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our primary interest rate risk exposure results from the borrowings under our revolving credit facility. Our revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at our election. Borrowings under the credit facility were $98.5 and $77.1 million at November 2, 2002 and February 2, 2002, respectively. The impact on our annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under our revolving credit facility would be approximately $0.6 million based upon fiscal 2001 average borrowings.

IMPACT OF INFLATION

We do not believe that inflation has a material impact on our earnings from operations.

TAX MATTERS

Presently, we do not believe that we have any tax matters that could materially affect our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the company's disclosure controls and procedures, within 90 days of the filing date of this report. This evaluation was conducted under the supervision and with the participation of the company's management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the company's Chief Executive Officer and its Chief Financial Officer concluded that the company's disclosure controls were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the initial public offering of our common stock in October 2002:

     o we filed a charter amendment which provides for, among other things, the authorization of the issuance of up to 100,000,000 shares of common stock, 20,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock, the rights and preferences of which may be established from time to time by our board of directors;

     o we issued and declared a pre-offering 2.31-for-1 stock split in the form of a stock dividend (in the amount of 1.31 shares of common stock for every outstanding share of common stock) to all existing holders of common stock (where all fractional shares issued in connection with the dividend were retired)); and

     o Edward W. Stack and his relatives (which we refer to collectively as the "Stack Family") exchanged shares of common stock for shares of Class B common stock.

This exchange between Dick's and the Stack family occurred on October 14, 2002. In the exchange, members of the Stack Family exchanged 8,326,653 shares of our common stock for an equal number of Class B common stock. The sole consideration to us for the shares of Class B common stock issued were previously owned shares of our common stock. The Class B common stock was issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933 for securities exchanged by the issuer with existing stockholders. All holders receiving shares of Class B common stock were existing common stockholders of Dick's. There were no underwriters acting on behalf of the company in connection with the issuance of the Class B common stock and no commission or remuneration was paid or given directly or indirectly for soliciting such exchange.

Each share of Class B common stock is convertible at any time, at the option of the holder, into one share of common stock. Each share of Class B common stock shall convert automatically into one share of common stock upon any transfer of beneficial ownership to any persons other than to the following:

     - the Stack Family and the estate, guardian, conservator or committee for any member of the Stack Family;

     - any descendant of any member of the Stack Family (which we call a "Stack Descendant") and their respective estates, guardians, conservators or committees;

     -    any Stack Family Controlled Entity; and

     - any trustees, in their respective capacities as such, of any Stack Family Controlled Trust.

A Stack Family Controlled Entity is (i) any not-for-profit corporation if at least a majority of its board of directors is composed of Stack Family members and/or Stack Descendants; (ii) any other corporation if at least 80% of the value of its outstanding equity is owned by Stack Family members and/or Stack Descendants; (iii) any partnership if at least 80% of the value of its partnership interests are owned by Stack Family members and/or Stack Descendants; and (iv) any limited liability or similar company if at least 80% of the value of the company is owned by Stack Family members and/or Stack Descendants. A Stack Family Controlled Trust is any trust the primary beneficiaries of which are members of the Stack Family, Stack Descendants, spouses of Stack Descendants and their respective estates, guardians, conservators or committees and/or charitable organizations which if the trust is a wholly charitable trust, at least 80% of the trustees of such trust consist of Stack Family members and/or Stack Descendants.

Each share of Class B common stock also converts automatically into one share of common stock if (i) a person ceases to be any of the specified persons listed above, other than upon the pledge of such person's shares of Class B common stock to a financial institution or (ii) on the record date for any meeting of our stockholders, the aggregate number of shares of Class B common stock beneficially owned by the Stack Family, Stack Descendants, Stack Family Controlled Entities and Stack Family Controlled Trusts is less than 2,310,000 shares of Class B common stock (appropriately adjusted for any future stock splits, dividends, reclassifications, recapitalizations, reverse stock splits or other similar). If any shares of common stock require registration with or approval of any governmental authority under any federal or state law before such shares of common stock may be issued upon conversion, we must cause such shares to be registered or approved, as the case may be, and use our best efforts to list the shares to be delivered upon conversion prior to such delivery upon each national securities exchange upon which the outstanding common stock is listed at the time of such delivery. Once the shares of the Class B common stock are converted into shares of common stock, the number of shares classified as Class B common stock will be reduced and may not be reissued and the number of common stock shall be increased on a one-for-one basis.

The effects of the modifications on the rights of our common stockholders and any limitations or qualifications on our common stockholders' rights are more fully described under the caption "Description of Capital Stock" contained in our final prospectus dated October 15, 2002 and filed with the Securities and Exchange Commission under Rule 424(b)(4) under the Securities Act of 1933 (File No. 333-96587).

On October 21, 2002, we consummated the initial public offering of our common stock. The managing underwriters were Merrill Lynch & Co., Goldman, Sachs & Co., Banc of America Securities LLC and William Blair & Company. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement (File No. 333-96587) that was declared effective by the Securities and Exchange Commission on October 15, 2002. Under that registration statement, we registered an offering of common stock worth up to $200 million. A total of 8,381,320 shares of common stock were sold in the offering. Of that amount 2,772,000 shares of common stock were sold by us and 5,609,320 shares of common stock were sold by certain stockholders (including an aggregate of 1,092,005 shares of common stock sold by those selling stockholders under an over-allotment option granted to the underwriters). All shares of common stock in the offering were sold at a price to the public of $12.00 per share. The offering terminated after the sale and initial public offering of an aggregate of $100.6 million of the securities registered on the registration statement. The aggregate gross proceeds from the shares of common stock sold by us was $30.9 million and the aggregate gross proceeds to the selling stockholders was $62.6. The estimated aggregate net proceeds to us from the offering was approximately $27.9 million after deducting an aggregate of $2.3 million in underwriting discounts and commissions paid to the underwriters for all shares sold by us, an estimated $0.1 million in expenses paid to or for the underwriters, and an estimated $2.9 million in other expenses incurred in connection with the offering. In connection with the offering, we directed the underwriters to pay a fee of $1.0 million to Peter J. Solomon Company Limited at the closing of the offering as payment for financial advisory services to us in connection with the offering.

The net proceeds from the offering were used to reduce the outstanding borrowings under the revolving credit facility. We intend, subject to compliance with the terms of the credit facility, to reborrow under the credit facility in the ordinary course of business for opening new retail stores and general corporate purposes, including working capital.

None of the discounts, commissions or expenses paid by us as a result of the offering or any net proceeds received by us were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.


ITEM 5. OTHER INFORMATION

During the quarterly period covered by this filing, our Audit Committee approved the engagement of Deloitte & Touche, LLP to provide tax consulting and tax preparation services to us. These services were approved as non-audit services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:


          99.1   Certification of Chief Executive Officer, pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2   Certification of Chief Financial Officer, pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.


b.       Reports on 8-K:

         None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 13, 2002 on its behalf by the undersigned thereunto duly authorized.

DICK'S SPORTING GOODS, INC

By:                  /s/   EDWARD W. STACK
                     ---------------------
                     Edward W. Stack,
                     Chairman of the Board, Chief Executive Officer and Director

By:                  /s/   MICHAEL F. HINES
                     ----------------------
                     Michael F. Hines
                     Chief Administrative Officer and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Edward W. Stack, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dick's Sporting Goods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 13, 2002.

/s/   EDWARD W. STACK
---------------------
Edward W. Stack,
Chairman of the Board, Chief Executive Officer and Director
Dick's Sporting Goods, Inc.

CERTIFICATIONS

I, Michael F. Hines, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dick's Sporting Goods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 13, 2002.

/s/   MICHAEL F. HINES
----------------------------
Michael F. Hines
Chief Administrative Officer and Chief Financial Officer
Dick's Sporting Goods, Inc.