Form 10-K
period 2003-02-01
DICKS SPORTING GOODS INC
filed 2003-04-29
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

Commission File No. 001-31463

DICK’S SPORTING GOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1241537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Industry Drive, RIDC Park West, Pittsburgh, Pennsylvania	15275
(Address of principal executive offices)	(Zip Code)

(412) 809-0100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☒               No     ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes     ☐               No     ☒

     The aggregate market value of voting common equity held by non-affiliates of the Registrant was $326,981,133 as of April 17, 2003 based upon the closing price of the Registrant’s common stock on the New York Stock Exchange reported for April 17, 2003.

     The number of shares of common stock and Class B common stock of the Registrant outstanding as of April 17, 2003 was 13,454,955 and 7,581,008, respectively.

     Documents Incorporated by Reference: Part II, Item 5 and Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2003 (the “2003 Proxy Statement”).

PART I

Forward-Looking Statements

     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, exclusive branded products, our actions, plans or strategies.

     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to the armed conflict and war in the Middle East; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our credit facility; factors associated with our pursuit of strategic acquisitions; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; changes in our business strategies and other factors discussed elsewhere in this report in further detail under the caption “Risks and Uncertainties” as well as other reports or filings filed by us with the Securities and Exchange Commission.

     In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements.

ITEM 1.     BUSINESS

General

     Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment Our core focus is to offer a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities.

     As of February 1, 2003 we operated 141 stores in 25 states throughout the Eastern half of the United States. Dick’s was founded in 1948 when Richard (“Dick”) Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and, upon his father’s retirement in 1984, became President and Chief Executive Officer of the then two-store chain. On October 21, 2002, we consummated the initial public offering of 8,381,320 shares of common stock of which 2,772,000 were sold by the Company and 5,609,320 were sold by certain of the Company’s stockholders. Proceeds to the Company, net of $3.0 million in expenses, were $27.9 million.

     We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive offices are located at 200 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, and our phone number is (412) 809-0100. Our website is located at www.dickssportinggoods.com.

     Dick’s Sporting Goods, DicksSportingGoods.com, Walter Hagen, Ativa, Northeast Outfitters, DBX, PowerBolt, Fitness Gear and Stone Hill are our trademarks. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

Business Strategy

     Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-priced, brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities. The key elements of our business strategy are:

     Authentic Sporting Goods Retailer. Our history and core foundation is as a retailer of authentic athletic equipment, apparel and footwear, which means we offer athletic merchandise that is high quality and intended to enhance our customers’ performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. This merchandising approach creates customer loyalty from our customers who seek genuine deep product offerings, and ultimately positions us with advantages in a market which we believe will continue to benefit from new product offerings with enhanced technological features.

     Competitive Pricing. We position ourselves to be competitive in price, but we do not attempt to be a price leader. We maintain a policy of matching our competitors’ advertised prices. If a customer finds a competitor with a lower price on an item, we will match the lower price. Additionally, under our “Right Price Promise,” if within 30 days of purchasing an item from us, a customer finds a lower advertised price by either us or a competitor, we will refund the difference. We seek to offer value to our customers and develop and maintain a reputation as a provider of value at each price point.

     Broad Assortment of Brand Name Merchandise. We carry a wide variety of well-known brands, including Nike, Columbia, Adidas and Callaway, as well as exclusive branded-products sold under names such as Ativa and Walter Hagen, which are available only in our stores. The breadth of our product selections in each category of sporting goods offers our customers a wide range of price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast.

     Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) working in our stores, and currently employ over 130 PGA professionals in our golf departments. We also currently have over 170 bike mechanics to sell and service bicycles. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.

     Interactive “Store-Within-A-Store”. Our stores typically contain five stand-alone specialty stores. We seek to create a distinct look and feel for each specialty department to heighten the customer’s interest in the products offered. A typical store has the following in-store specialty shops: (i) the Pro Shop, a golf shop with a putting green and hitting area and video monitors featuring golf tournaments and instruction on the Golf Channel or other sources; (ii) the Footwear Center, featuring hardwood floors, a track for testing athletic shoes or in-line skates and a bank of video monitors playing sporting events; (iii) the Cycle Shop, designed to sell and service bikes, complete with a mechanics’ work area and equipment on the sales floor; (iv) the Sportsman’s Lodge for the hunting and fishing customer, designed to have the look of an authentic bait and tackle shop; and (v) Total Sports, a seasonal sports area displaying sports equipment and athletic apparel associated with specific seasonal sports, such as hockey and baseball. Our stores provide interactive opportunities by allowing customers to test golf clubs in an indoor driving range, shoot bows in our archery range, or run and rollerblade on our footwear track.

     Exclusive Brand Offerings. We offer our customers high-quality products at competitive prices marketed under exclusive brands. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast for sale under brands such as Ativa, Walter Hagen, Stone Hill, Northeast Outfitters, PowerBolt, and DBX. Many of our products incorporate technical features such as GORE-TEX, a waterproof breathable fabric, and CoolMax, a fabric that wicks moisture away from the skin to the fabric where the moisture evaporates faster, that are typically available only through well-known brand names. Our exclusive products offer value to our customers at each price point and provide us with significantly higher gross margins than comparable products we sell. Exclusive branded products have grown to $73.3 million of net sales in fiscal 2002 from $23.0 million of net sales in fiscal 2000. We expect to continue to grow our exclusive brand-name offerings.

Merchandising

     We offer a full range of sporting goods and active apparel at each price point in order to appeal to the beginner, intermediate and enthusiast sports consumer. The merchandise we carry includes one or more of the leading manufacturers in each category. Our objective is not only to carry leading brands, but a full range of products within each brand, including the premium items for the sports enthusiast. As beginners and intermediates move to higher levels in their sports, we expect to be prepared to meet their needs.

     We believe that the range of the merchandise we offer, particularly for the enthusiast sports consumer, distinguishes us from other large format sporting goods stores. We also believe that the range of merchandise we offer allows us to compete effectively against all of our competitors, from traditional independent sporting goods stores and specialty shops to other large format sporting goods stores and mass merchant discount retailers.

     The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

		Fiscal Year

Merchandise Category	2002	2001	2000

Apparel	20%	20%	22%
Footwear	19	19	18
Hardlines (1)	61	61	60

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.

     Apparel: This category consists of sportswear and apparel designed for a broad range of activities and performance levels as well as apparel designed and fabricated for specific sports, in men’s, women’s and children’s assortments. Basic sportswear includes T-shirts, shorts, sweats and warm-ups. Technical and performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, swimming, and licensed products.

     Footwear: The Footwear Center, featuring hardwood floors and a track for testing athletic shoes or in-line skates, offers a diverse selection of athletic shoes for running and walking, tennis, fitness and cross training, basketball, and hiking. In addition, we also carry specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Other important categories within the footwear department are recreational and hockey skates, socks and accessories.

     Hardlines:

     Exercise and Team Sports. Our product lines include a diverse selection of fitness equipment including treadmills, stationary bicycles, home gyms, free weights, and weight benches. A full range of equipment and accessories are available for team sports such as football, baseball, basketball, hockey, soccer, bowling and lacrosse. Family recreation offerings include lawn games and table games such as ping-pong, foosball, and air hockey.

     Outdoor Recreation. The Sportsman’s Lodge, designed to have the look of an authentic bait and tackle shop, caters to the outdoorsman and includes a diverse offering of equipment for hunting, fishing, camping, and water sports. Hunting products include rifles, shotguns, ammunition, hunting apparel, boots and optics including binoculars and scopes, knives and cutlery, archery equipment and accessories. Fishing gear such as rods, reels, tackle and accessories are offered along with camping equipment, including tents, sleeping bags and cooking appliances. Equipment offerings for marine and water sports include navigational electronics, water skis, rafts, kayaks, canoes and accessories.

     Golf. The Pro Shop, a golf shop with a putting green and indoor driving range, includes a complete assortment of golf clubs and club sets, bags, balls, shoes, teaching aids and accessories. We carry a full range of products featuring major golf suppliers such as Taylor Made, Callaway, Titleist, Cleveland, Nike Golf, and Tommy Armour Golf.

     Cycling. Our Cycle Shop, which is designed to sell and service bicycles, complete with a mechanics’ work area, features a broad selection of BMX, all-terrain, freestyle, and touring bicycles. In addition, we also offer a full range of cycling accessories including helmets, bicycle carrier racks, gloves, water bottles and repair and maintenance parts.

Our Stores

     Each of our stores typically contains five specialty stores. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store.

     Store Design. We design our stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our two primary prototype stores are approximately 48,000 square feet and 30,000 square feet, respectively. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. Our smaller prototype store is designed to offer approximately 80% of the items offered in our larger prototype store while maintaining essentially the same selection for smaller population centers. In 2002, we developed a third prototype store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it. Of the 39 stores we have opened or relocated in 2002 and 2001, 27 followed the 48,000 square foot prototype, 11 were approximately 30,000 square foot stores and one was a 75,000 square foot store. In most of our stores, approximately 85% of store space is used for selling and approximately 15% is used for backroom storage of merchandise and office space.

     We seek to encourage cross selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving which enables customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.

     Our stores are typically open seven days a week, generally from 9:00 a.m. to 9:30 p.m. Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday.

     New Store Openings. We expect to open 20 stores in fiscal 2003. Future openings beyond 2003 will depend upon several factors, including but not limited to general economic conditions, consumer confidence in the economy, unemployment trends, interest rates and inflation, the availability of retail store sites, real estate prices and the availability of adequate capital. Because our new store openings rely on many factors, they are subject to risks and uncertainties described below under the heading “Risks and Uncertainties.”

     Store Associates. We strive to complement our merchandise selection and innovative store design with superior customer service. We actively recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable about the products they sell. For example, we currently employ PGA golf professionals to work in our golf departments and bike mechanics to sell and service bicycles. We believe that our associates’ enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.

     We emphasize product knowledge at both the hiring and training stages. We hire most of our sales associates for a specific department or category. As part of our interview process, we test each prospective sales associate for knowledge specific to the department or category in which he or she is to work. We train new sales associates through a self-study and testing program that we have developed for each of our categories. We utilize a program designed to measure our sales associates’ productivity. We also use mystery shoppers to shop at each store at least monthly and encourage customer comments by making comment cards available for customers to complete and return. These programs allow us to identify stores in which improvements need to be made at the sales associate or managerial levels.

     We typically staff our stores with a store manager, four sales managers, a front-end manager and approximately 52 full-time and part-time sales associates, depending on store volume and time of year. As of February 1, 2003, the operations of each store are supervised by one of 18 district managers, each of whom reports to one of two regional vice presidents. Each regional vice president is assisted by a regional director of stores, who is located in the field, and all of these individuals report to the vice president of operations.

     Support Services. We believe that we further differentiate our stores from other large format sporting goods stores by offering support services for the products we sell. We replace golf club grips in all of our stores. Our PGA professionals offer golf lessons, generally at local ranges. Although we do not receive a share of income from these lessons, allowing our PGA professionals to offer lessons not only helps us in recruiting them to work for us but also provides a benefit to our customers.

     Our prototype stores feature a bicycle maintenance and repair station on the sales floor, allowing our bicycle mechanics to service bicycles in addition to assisting customers. We believe that these maintenance and repair stations are one of our most effective selling tools by enhancing the credibility of our specialty store concept and giving assurance to our customers that we can repair and tune the bicycles they purchase.

     We also string tennis rackets, sharpen ice skates, replace in-line skate wheels, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows and sell hunting and fishing licenses.

     Site Selection and Store Locations. We select geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. We seek to locate our stores primarily in retail centers which are also occupied by major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Barnes & Noble, Best Buy or Staples.

     We seek to balance our store expansion between new and existing markets. In our existing markets, we add stores as necessary to cover appropriate market areas. By clustering stores, we seek to take advantage of economies of scale in advertising, promotion, distribution and supervisory costs. We seek to locate stores within separate trade areas within each metropolitan area, in order to establish long-term market penetration. We generally seek to expand in geographically contiguous areas to build on our experience in the same or nearby regions. We believe that local knowledge is an important part of success. In considering new markets, we locate our stores in areas we believe are underserved. In addition to larger metropolitan markets, we also target smaller population centers in which we locate single stores, generally in regional shopping centers with a wide regional draw.

Marketing and Advertising

     Our marketing program is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local television and radio. The advertising strategy is focused on weekly newspaper advertising utilizing both multi-page, color inserts and standard run of press advertising, with emphasis on key shopping periods, such as the Christmas season, Father’s Day, and back-to-school, and on specific sales and promotional events, including our annual Golf-a-thon sale.

     We cluster stores in major markets to enable us to employ our advertising strategy on a cost-effective basis through the use of newspaper and local television and radio advertising. Our goal is to be one of the dominant sporting goods advertisers in each of our markets. We advertise in major metropolitan newspapers as well as in regional newspapers circulated in areas surrounding our store locations. Our newspaper advertising typically consists of weekly promotional advertisements with four-color inserts. Our television advertising is generally concentrated during a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Vendor payments under cooperative advertising arrangements with us, as well as vendor participation in sponsoring sporting events and programs, have contributed to our advertising leverage.

     Our advertising is designed to create an “event” in the stores and to drive customer traffic with advertisements promoting a wide variety of merchandise values appropriate for the current holiday or event.

     We also sponsor tournaments and amateur competitive events in an effort to align ourselves with both the serious sports enthusiast and the community in general.

     Our “Scorecard” loyalty program, rolled out chain wide in February 2002 after having been tested for more than one year, provides reward certificates to customers based on purchases. After a customer registers, reward points build as a percentage of purchases. These rewards are systemically tracked, and once a customer reaches a minimum threshold purchase level of $300 within a program year, a merchandise credit is mailed to the customer’s home. This database is then used in conjunction with our direct marketing program. The direct marketing program consists of several direct mail pieces sent during holidays throughout the year. Additionally, several customer focused mailings are sent to members based on their past purchasing history.

Information Systems

     We have installed information systems including STS Merchandising, E-3 Replenishment and MMS Planning and Allocation retail software operating on a client server platform, except for E-3 which runs on an AS400. We utilize ICL-Fujitsu point-of-sale systems that incorporate scanning, price look-up, and store level access to our merchandise information system. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We believe that these systems enable us to increase margins by reducing inventory investment, strengthening in-stock positions, reducing our historical shrinkage levels, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise.

     We have a fully integrated merchandise planning and allocation system that optimizes the distribution of most products to the stores through the integration of historical sales data and forecasted data at an individual store and item level. This minimizes markdowns taken on merchandise and improves sales on these products. Our store operations personnel in every location have online access to product signage, advertising information and e-mail through our wide area network.

     A new system initiative is underway. The suite of applications to be implemented includes JDA Merchandising and Arthur Planning and Allocation. A new data warehouse interfacing with these applications should allow for improved merchandise analysis to a lower level of detail. Planning and merchandise pricing is designed to be more geographically sensitive providing the opportunity to increase inventory turns and gross margin dollars. Based upon planning and testing of the new system, we changed the targeted implementation date from January, 2003 to a phased implementation targeted to begin during the third fiscal quarter of 2003 and continue throughout fiscal 2004.

Purchasing and Distribution

     In addition to merchandise procurement, our buying staff is also responsible for determining initial pricing and product marketing plans and working with our allocation and replenishment groups to establish stock levels and product mix. Our buying staff also regularly communicates with our store operations personnel to monitor shifts in consumer tastes and market trends.

     Our planning, replenishment, allocation, and merchandise control groups are responsible for merchandise allocation, inventory control, and the E-3 automatic replenishment systems. These groups act as the central processing intermediary between our buying staff and our stores. These groups also coordinate the inventory levels necessary for each advertising promotion with our buying staff and our advertising department, tracking the effectiveness of each advertisement to allow our buying staff and our advertising department to determine the relative success of each promotional program. In addition, these groups’ other duties include implementation of price changes, creation of vendor purchase orders and determination of the adequate amount of inventory for each store.

     We purchase merchandise from over 1,000 vendors, and we have no long-term purchase commitments. During fiscal 2002, Nike, our largest vendor, represented approximately 13% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2002 merchandise purchases. We do not have long-term contracts with any of our vendors, and all of our purchases from vendors are done on a short-term purchase order basis.

     We utilize a single distribution center to which vendors directly ship merchandise, where it is processed as necessary, applying price tickets and hangers, before being shipped to the stores. We believe that our distribution system has the following advantages as compared to a direct delivery or drop shipping system utilized by some other retailers: reduced individual store inventory investment, more timely replenishment of store inventory needs, better use of store floor space, reduced transportation costs and easier vendor returns.

     Our 388,000 square foot distribution center is located in Smithton, Pennsylvania. We also have a 75,000 square foot return center in Conklin, New York. All damaged or defective merchandise being returned to vendors is consolidated for cost efficient return at this return center. Inventory arriving at our distribution center is allocated directly to our stores, to the distribution center for temporary storage, or to both locations.

     We have contracted with a dedicated fleet for the delivery of merchandise from our distribution center to our stores. We contract with common carriers to deliver merchandise to our stores outside a 300-mile radius from Smithton.

Competition

     The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories of retailers:

•	Sporting goods stores (large format stores);
•	Traditional sporting goods retailers;
•	Specialty retailers;
•	Mass merchants; and
•	Catalogue and Internet retailers.

     Large Format Sporting Goods Stores. The large format stores generally range from 20,000 to 100,000 square feet and offer a broad selection of sporting goods merchandise. We believe that our superior performance with the large format store in recent years is due in part to our unique approach in blending the best attributes of a large format store with the best attributes of a specialty shop.

     Traditional Sporting Goods Stores. These stores generally range in size from 5,000 square feet to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. They typically carry a varied assortment of merchandise. Compared to our stores, they offer a more limited product assortment. We believe these stores do not cater to the sports enthusiast.

     Specialty Stores. These stores generally range in size from approximately 2,000 to 20,000 square feet. These retailers typically focus on a specific category, such as athletic footwear, or an activity, such as golf or skiing. While they may offer a deep selection of products within their specialty, they lack the wide range of products that we offer. We believe prices at these stores typically tend to be higher than prices at the large format sporting goods stores and traditional sporting goods stores.

     Mass Merchants. These stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, freestanding sites or regional malls. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. We believe that this limited selection particularly with well-known brand names, combined with the reduced service levels typical of a mass merchandiser, limit their ability to meet the needs of sporting goods customers.

     Catalogue and Internet-Based Retailers. We believe that the relationships that we have developed with our suppliers and customers through our retail stores provide us with a significant advantage over catalogue-based and Internet-only retailers. These retailers sell a full line of sporting goods through the use of catalogues and/or the Internet.

Employees

     As of February 1, 2003, we had a total of approximately 4,100 full- time and approximately 5,800 part-time associates (less than 30 hours per week). Due to the seasonal nature of our business, total employment will fluctuate during the year, which typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

     Each of “Dick’s,” “Walter Hagen,” “Northeast Outfitters,” “PowerBolt,” “Fitness Gear,” “Ativa,” “DBX” and “Stone Hill” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “Field & Stream” for specified product categories. The earliest any of our key licenses for these branded products expires, including extensions, is 2007. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of branded products covered by the license. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”

Governmental Regulation

     We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of hunting rifles. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review, and provide us with a transaction number for the proposed sale. We are required to record the transaction number on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for 20 years for auditing purposes for each approved, denied or delayed sale. After all of these procedures are complete, we complete the sale.

     In addition, many of our imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that we may import into the U.S. and other countries or impact the cost of such products. To date, quotas in the operation of our business have not restricted us, and customs duties have not comprised a material portion of the total cost of our products.

Executive Officers of the Company

     The executive officers of the Company, and their prior business experience, are as follows:

     Edward W. Stack, 48, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Edward Stack has served us full time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

     William J. Colombo, 47, became our President and a board member in 2002 in addition to being Chief Operating Officer. From late in 1998 to 2000, Mr. Colombo served as President of dsports.com LLC, our internet commerce subsidiary. Mr. Colombo served as Chief Operating Officer and an Executive Vice President from 1995 to 1998. Mr. Colombo joined us in 1988. From 1977 to 1988, he held various field and district positions with J.C. Penney Company, Inc. (a retailing company).

     Michael F. Hines, 47, became our Chief Administrative Officer, in addition to being the Chief Financial Officer, in 2001. Mr. Hines joined us in 1995 as the Chief Financial Officer. From 1990 to 1995, Mr. Hines was employed by Staples, Inc. (an office supply retailer), most recently as Vice President of Finance. Prior to that, Mr. Hines spent 12 years in public accounting, the last eight years with Deloitte and Touche LLP. In February, 2003, Mr. Hines was elected to the Board of Directors of the Yankee Candle Company, Inc. and is also serving on that company’s Audit Committee.

     Gary M. Sterling, 50, became our Senior Vice President, Merchandising, Planning and Allocation in 2001. Mr. Sterling served as Senior Vice President — Merchandising from 1999 to 2000 and as our Senior Vice President — Merchandising and Product Development for the remainder of 2000 and in the beginning of 2001. Mr. Sterling joined us in 1996 as Vice President, General Merchandise Manager-Hardlines. From 1986 to 1996 Mr. Sterling was employed by Venture Stores, Inc. (a chain of discount department stores and formerly a subsidiary of the May Department Store Company) most recently as Senior Vice President, General Merchandise Manager.

ITEM 2.     PROPERTIES

     Our corporate headquarters are located at 200 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, where we lease approximately 66,000 square feet of office space. Our lease of this building is for a term of 20 years through June 2019 with two options for extension of five years each. At the end of the initial or any renewal term, we have the option to purchase the property. We also sublease approximately 26,000 square feet of additional office space in Pittsburgh. This sublease expires in October 2003, with an option to extend to February 2004. We are currently exploring alternatives that would allow us to consolidate these office facilities into one facility.

     We also currently lease a 388,000 square foot distribution center in Smithton, Pennsylvania. The term of this lease expires in November 2019. We also lease a 75,000 square foot return center in Conklin, New York, which is utilized for freight consolidation and the handling of damaged and defective merchandise. The term of this lease expires in October 2009.

     We lease all of our stores. Initial lease terms are generally for 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, were at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations. We currently have substantially all of our leases signed for the 20 stores planned to open in fiscal 2003, and nine signed leases for the stores planned to open in fiscal 2004.

     The store list below represents the stores we operated as of February 1, 2003:

State	# of Stores

Alabama	2
Connecticut	2
Delaware	2
Georgia	1
Illinois	3
Indiana	4
Iowa	1
Kansas	4
Kentucky	4
Maryland	6
Massachusetts	2
Michigan	8
Missouri	4
Nebraska	1
New Jersey	6
New York	20
North Carolina	13
Ohio	21
Pennsylvania	22
South Carolina	2
Tennessee	2
Vermont	1
Virginia	5
West Virginia	2
Wisconsin	3

Total	141

ITEM 3.     LEGAL PROCEEDINGS

     Various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002 through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The shares of Dick’s Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange (“NYSE”), under the symbol “DKS”. The shares of the Company’s Class B common stock are neither listed nor traded on any stock exchange or other market. These shares can be converted to common stock at the holder’s option. Our common stock began trading on October 16, 2002, following the Company’s initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sales prices per share of the Company’s common stock as reported by the NYSE.

Fiscal Quarter Ended	High	Low

November 2, 2002	$16.40	$13.15
(beginning upon the consummation of our IPO)
February 1, 2003	$22.54	$16.02

     The number of holders of record of shares of the Company’s common stock and Class B common stock as of April 17, 2003 was 97 and nine, respectively.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Our current credit facility prohibits payment of any dividends. We currently intend to retain any future earnings to finance operations and expand our business. The payment of any future cash dividends will be at the sole discretion of our board of directors and will depend on, among other things, our future earnings, our capital requirements, our contractual obligations, including those under our credit facility, and our general financial condition.

     The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2003 Proxy Statement.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following selected consolidated financial data for fiscal years 2002, 2001, 2000, 1999 and 1998 (11 month period) presented below under the captions “Statement of Operations Data” and “Other Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2002, 2001, 2000, 1999 and the 12 month period ended January 30, 1999 presented below under the caption “Store Data” have been derived from internal records of our operations. The following selected consolidated financial data for the 12 months ended January 30, 1999 presented below under the captions “Statement of Operations Data,” “Other Data” and “Balance Sheet Data” have been derived from our consolidated financial statements, which, in our opinion, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the information set forth therein.

     Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January beginning in 1999 and the Saturday nearest to the last day of February in prior years and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations, except fiscal 2000 which includes 53 weeks and the 11 months ended January 30, 1999, which includes 48 weeks. The 12 months ended January 30, 1999 represents the recasted 52 weeks then ended and is included for purposes of disclosing a period for comparison against future historical periods. You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

					12 Months
					Ended	Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	January 30,	1998 (1)
	2002	2001	2000	1999	1999 (1)	(11 months)

	( dollars in thousands, except per share and sales per square foot data)
Statement of Operations Data (2):
Net sales	$1,272,584	$1,074,568	$893,396	$728,342	$628,860	$602,101
Cost of goods sold (3)	935,192	810,999	684,552	564,446	490,125	465,832

Gross profit	337,392	263,569	208,844	163,896	138,735	136,269
Selling, general and administrative expenses	262,755	213,065	169,392	132,403	116,476	110,335
Pre-opening expenses	5,553	5,144	5,911	3,488	2,447	2,382
Non-recurring charge (4)	—	—	—	—	2,739	2,739

Income from operations	69,084	45,360	33,541	28,005	17,073	20,813
Interest expense, net	2,864	6,241	6,963	3,520	4,831	4,440
Loss on write-down of non-cash investment (5)	2,447	—	—	—	—	—

Income from continuing operations before income taxes	63,773	39,119	26,578	24,485	12,242	16,373
Provision for income taxes	25,509	15,648	10,631	9,794	4,901	6,556

Income from continuing operations	38,264	23,471	15,947	14,691	7,341	9,817
Discontinued operations (6)	—	—	7,304	3,514	1,016	1,016

Net income	38,264	23,471	8,643	11,177	6,325	8,801
Accretion of mandatorily redeemable preferred stock (7)	—	—	(5,654)	(14,404)	(13,160)	(12,157)

Net income (loss) applicable to common stockholders	$38,264	$23,471	$2,989	$(3,227)	$(6,835)	$(3,356)

12 Months
Ended	Fiscal
Fiscal	Fiscal	Fiscal	Fiscal	January 30,	1998 (1)
2002	2001	2000	1999	1999 (1)	(11 months)

( dollars in thousands, except per share and sales per square foot data)
Earnings Per Common Share Data (8):
Basic net income (loss) per common share:
Income from continuing operations	$2.16	$1.47	$1.68	$10.39	$5.20	$6.96
Loss from accretion of redeemable preferred stock	—	—	(.60)	(10.19)	(9.32)	(8.61)
Discontinued operations	—	—	(.77)	(2.48)	(.72)	(.72)

Net income (loss) applicable to common stockholders	$2.16	$1.47	$.31	$(2.28)	$(4.84)	$(2.37)
Diluted net income (loss) per common share:
Diluted income from continuing operations	$1.87	$1.31	$.86	$10.39	$5.20	$6.96
Diluted loss from accretion of preferred stock	—	—	—	(10.19)	(9.32)	(8.61)
Discontinued operations	—	—	(.39)	(2.48)	(.72)	(.72)

Net income (loss) applicable to common stockholders	$1.87	$1.31	$.47	$(2.28)	$(4.84)	$(2.37)
Weighted average number of common shares outstanding (in thousands):
Basic	17,729	16,009	9,499	1,414	1,411	1,411
Diluted	20,479	17,868	18,502	1,414	1,411	1,411

Store Data:
Comparable store net sales increase (decrease) (9)	5.1%	3.6%	3.0%	(0.6%)	7.4%
Number of stores at end of period	141	125	105	83	70
Total square feet at end of period	6,807,021	6,149,044	5,303,124	4,355,072	3,858,422
Net sales per square foot (10)(11)	$192	$186	$180	$175	$174
Average net sales per store (10)	$9,427	$9,387	$9,522	$9,471	$9,779

Other Data:
Gross profit margin	26.5%	24.5%	23.4%	22.5%	22.1%
Operating margin	5.4%	4.2%	3.7%	3.8%	2.7%
Inventory turnover (12)	3.83	x	3.73	x	3.91	x	3.63	x	3.33	x
Depreciation and amortization	$14,420	$12,082	$9,425	$8,662	$8,121

Balance Sheet Data (2):
Inventories	$233,497	$201,585	$163,149	$139,577	$128,869
Working capital (13)	$55,102	$68,957	$51,239	$56,834	$56,428
Total assets	$376,226	$321,982	$264,513	$219,752	$200,994
Total debt including capitalized lease obligations	$3,577	$80,861	$73,647	$14,931	$28,131
Total mandatorily redeemable preferred stock excluded from stockholders’ equity (14)(15)	$—	$—	$—	$152,170	$137,766
Retained earnings (accumulated deficit)- including accretion of redeemable preferred stock (16)	$10,225	$(28,039)	$(51,510)	$(54,499)	$(51,272)
Total stockholders’ equity (deficit) (15)	$140,499	$63,105	$38,742	$(62,814)	$(59,587)

(1)	During the period ended January 30, 1999, we changed our fiscal reporting year from the Saturday nearest to the end of February to the Saturday nearest to the end of January. The eleven-month period ended January 30, 1999 consists of the 48 weeks then ended. Our 1999 fiscal year began on January 31, 1999 and ended on January 29, 2000. In February 1998, we generated sales of $26.8 million, gross profit of $2.5 million and a net loss of $2.5 million. In February 1999, we generated sales of $28.3 million, gross profit of $3.6 million and a net loss of $2.6 million. Since the operating results were approximately the same, the trends of any of the items listed under this caption are essentially the same whether the 12 months ended January 1999 or the 12 months ended February 1999 are presented.

(2)	The “Statement of Operations Data” and “Balance Sheet Data” for fiscal years 2002, 2001, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements. Such information for the 12 months ended January 30, 1999 has been derived from our consolidated financial statements.

(3)	Cost of goods sold includes occupancy, freight and distribution costs, and shrink expense.

(4)	Non-recurring charge includes asset impairment and distribution center and corporate office relocation expense.

(5)	The loss on write-down of non-cash investment resulted from a write-down of that investment in our third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock. We converted a royalty arrangement with that provider into an equity investment that resulted in this non-cash investment.

(6)	Discontinued operations resulted from our former Internet commerce business.

(7)	Represents accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit.

(8)	Earnings per share data gives effect to the 2.31-for-1 stock split which occurred in connection with our initial public offering of our common stock in October 2002.

(9)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations.

(10)	Calculated using net sales of all stores open at both the beginning and the end of the period.

(11)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 15% of total store space.

(12)	Calculated as cost of goods sold divided by the average of the last five quarters’ ending inventories.

(13)	Defined as current assets less current liabilities.

(14)	In connection with our recapitalization in fiscal 2000, the preferred stockholders elected to convert all outstanding shares of preferred stock to shares of common stock resulting in the conversion of 9,396,612 shares of preferred stock to 25,251,162 shares of common stock. We repurchased approximately 60% of the shares of common stock from the former preferred stockholders for cash and promissory notes. The notes were repaid in September 2001.

(15)	The mandatorily redeemable preferred stock was not classified within stockholders’ equity (deficit) because of the redemption feature.

(16)	Includes $63,897 of accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “PART I— Forward Looking Statements” and PART I-Item 7 of Management’s Discussion and Analysis, “Risks and Uncertainties”.

Overview

     The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. As of February 1, 2003, the Company operated 141 stores in 25 states throughout the Eastern half of the United States. The Company’s fiscal year ends on the Saturday closest to January 31, which generally results in a 52-week fiscal year. However, every five or six years, the fiscal year is 53 weeks. Fiscal 2000 is 53 weeks. For purposes of annual comparisons, unless otherwise noted, the Company has not adjusted for this difference.

Results of Operations

     The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of the Company’s net sales:

	Fiscal Year

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.5	75.5	76.6

Gross profit	26.5	24.5	23.4
Selling, general and administrative expenses	20.7	19.8	19.0
Pre-opening expenses	0.4	0.5	0.7

Income from operations	5.4	4.2	3.7
Interest expense, net	0.2	0.6	0.8
Loss on write-down of non-cash investment	0.2	—	—

Income from continuing operations before income taxes	5.0	3.6	2.9
Provision for income taxes	2.0	1.5	1.2

Income from continuing operations	3.0	2.1	1.7
Discontinued operations	—	—	0.8

Net income	3.0%	2.1%	0.9%

     Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

     Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

     Pre-opening expenses consist primarily of marketing, payroll and recruiting costs incurred prior to a new store opening.

     Interest expense results primarily from interest on our revolving credit facility.

     Loss on write-down of non-cash investment resulted from a charge against that investment in the Company’s third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock. In July 2001, the Company converted a cash-based royalty arrangement with that provider into an equity investment in that company which resulted in this non-cash investment.

     Loss from discontinued operations and disposal of business is attributable to the Company’s Internet commerce business that was closed effective as of the end of fiscal 2000.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

     Net sales increased by $198.0 million, or 18.4%, to $1,272.6 million in fiscal 2002 from $1,074.6 million in fiscal 2001. This increase resulted from a comparable store sales increase of $48.3 million, or 5.1%, and $149.7 million in new store sales, which reflected the opening of 16 new stores and relocation of three stores in fiscal 2002 and the opening of 20 new stores in fiscal 2001. The increase in comparable store sales is mostly attributable to sales increases in the majority of the Company’s merchandise categories with women’s apparel, exercise, team sports and camping recording the largest increases. These increases were partly offset by lower sales of fishing tackle.

Gross Profit

     Gross profit increased by $73.8 million, or 28.0%, to $337.4 million in fiscal 2002 from $263.6 million in fiscal 2001. As a percentage of net sales, gross profit increased to 26.5% in fiscal 2002 from 24.5% in fiscal 2001. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the

Company’s product categories which was aided by favorable weather conditions throughout the fourth quarter resulting in a reduction of mark-down activity. In addition, the gross profit percentage improved due to leverage of store occupancy costs that resulted from increased comparable store sales and improved productivity at the Company’s distribution center.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $49.7 million to $262.8 million in fiscal 2002 from $213.1 million in fiscal 2001. The increase in these expenses is primarily attributable to the increased store count and additional personnel to support this growth. As a percentage of net sales, selling, general and administrative expenses increased by 0.9% to 20.7% in fiscal 2002 from 19.8% in fiscal 2001. The percentage increase was due primarily to higher payroll and benefit costs, continued infrastructure investments in the form of information systems and increased corporate office employees, and expenses associated with the rollout of the Company’s “Scorecard” loyalty program.

Pre-Opening Expenses

     Pre-opening expenses increased by $0.5 million to $5.6 million in fiscal 2002 from $5.1 million in fiscal 2001. Pre-opening expenses were for the addition of 16 new stores and three relocations in fiscal 2002 compared to 20 new stores in fiscal 2001. The fiscal 2002 pre-opening expense was negatively impacted as the opening of one store was significantly delayed due to the late opening of the shopping center.

Income from Operations

     Income from operations increased by $23.7 million, or 52.3%, to $69.1 million in fiscal 2002 from $45.4 million in fiscal 2001. The increase in income from operations is primarily attributable to higher comparable store sales and gross margin percentage combined with operating income from stores opened during fiscal 2001.

Interest Expense, Net

     Interest expense decreased by $3.3 million to $2.9 million in fiscal 2002 from $6.2 million in fiscal 2001. This decrease was due primarily to lower interest rates and lower average borrowings. All of the net proceeds of $27.9 million from the Company’s initial public offering of common stock were used to reduce borrowings under the credit facility.

Loss on Write-Down of Non-Cash Investment

     Loss on write-down of non-cash investment resulted from a $2.4 million write-down in fiscal 2002 against the non-cash investment in the Company’s third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock. In July 2001, the Company had converted a cash-based royalty arrangement with that provider into an equity investment in that company which resulted in this non-cash investment.

Provision for Income Taxes

     The Company’s effective tax rate was 40% in both fiscal 2002 and fiscal 2001.

Net Income

     Net income increased by $14.8 million, or 63.0%, to $38.3 million in fiscal 2002 from $23.5 million in fiscal 2001.

Fiscal 2001 (52 Weeks) Compared to Fiscal 2000 (53 Weeks)

Net Sales

     Net sales increased by $181.2 million, or 20.3%, to $1,074.6 million in fiscal 2001 from $893.4 million in fiscal 2000. This increase resulted from a comparable store sales increase of $28.4 million, or 3.6% (excluding the 53rd week from fiscal 2000), and $152.8 million from new store sales which were attributable to the opening of 20 new stores in fiscal 2001, and 22 new stores in fiscal 2000. The increase in comparable store sales is mostly attributable to sales increases in a majority of the Company’s merchandise categories with women’s and kids’ apparel, as well as golf, team sports, exercise and hunting equipment recording the largest increases. These increases were partially offset by declines in men’s outerwear and boots that resulted from the unusually mild weather in the fourth quarter and reduced scooter sales.

Gross Profit

     Gross profit increased by $54.8 million, or 26.2%, to $263.6 million in fiscal 2001 from $208.8 million in fiscal 2000. As a percentage of net sales, gross profit increased to 24.5% in fiscal 2001 from 23.4% in fiscal 2000. The increase in gross profit percentage was primarily due to improved selling margins in a majority of the Company’s product categories, as well as lower freight costs and improved productivity at the Company’s distribution center.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $43.7 million to $213.1 million in fiscal 2001 from $169.4 million in fiscal 2000. The increase in these expenses is attributable to the increased store count and additional personnel to support the Company’s growth. As a percentage of net sales, selling, general and administrative expenses increased by 0.8% to 19.8% in fiscal 2001 from 19.0% in fiscal 2000. The percentage increase was due to the investment in people associated with new human resources and merchandising system initiatives as well as the formation of the product-sourcing group.

Pre-Opening Expenses

     Pre-opening expenses decreased by $0.8 million to $5.1 million in fiscal 2001 from $5.9 million in fiscal 2000. Pre-opening expenses decreased in fiscal 2001 primarily as a result of two fewer new store openings than occurred in fiscal 2000.

Income from Operations

     Income from operations increased by $11.9 million, or 35.2%, to $45.4 million in fiscal 2001 from $33.5 million in fiscal 2000. The increase in income from operations is primarily attributable to higher comparable store sales and gross margin percentage combined with operating income from stores opened during fiscal 2000.

Interest Expense, Net

     Interest expense decreased by $0.8 million to $6.2 million in fiscal 2001 from $7.0 million in fiscal 2000. This decrease was due to lower average borrowings and lower borrowing rates.

Provision for Income Taxes

     The Company’s effective tax rate was 40% in both fiscal 2001 and 2000.

Loss From Discontinued Operations and Disposal of Business

     Loss from discontinued operations and disposal of business of $7.3 million in fiscal 2000 was attributable to the termination of the Company’s Internet commerce business.

Net Income

     Net income increased by $14.9 million, or 172%, to $23.5 million in fiscal 2001 from $8.6 million in fiscal 2000.

Liquidity and Capital Resources

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity have been cash flows from operations, borrowings under the revolving credit facility, proceeds from sale-leaseback transactions and net proceeds from the initial public offering in fiscal 2002.

     During fiscal 2002, 2001 and 2000, net cash provided by operating activities was $61.1 million, $12.0 million and $17.6 million, respectively. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis. Changes in inventory turnover affect net cash provided by operating activities. Inventory turnover was 3.83, 3.73, and 3.91 in fiscal 2002, 2001 and 2000, respectively. Generally, a higher inventory turnover corresponds with greater net cash from operating activities. The cash flow from operating the Company’s stores is a significant source of liquidity, and is used primarily to purchase inventory, make interest payments on indebtedness and pay income taxes.

     During fiscal 2002, 2001 and 2000, net cash used in investing activities was $22.6 million, $22.0 million and $22.5 million, respectively. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. During fiscal 2002, 2001 and 2000, the Company opened 16, 20 and 22 new stores, respectively, and remodeled or relocated three, one and five stores, respectively. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.

     During fiscal 2002, 2001 and 2000, net cash (used in) provided by financing activities was $(36.4) million, $10.7 million and $7.5 million, respectively. Financing activities consist primarily of borrowings and repayments under the revolving credit facility, net proceeds from the initial public offering, and proceeds from transactions in the Company’s common stock. During fiscal 2002, the Company completed an initial public offering of 8,381,320 shares of common stock, including the underwriters’ over-allotment, of which 2,772,000 were sold by the Company and 5,609,320 were sold by certain of the Company’s stockholders. Proceeds to the Company, net of $3.0 million in transaction costs, were $27.9 million. The proceeds were used to repay outstanding borrowings under the revolving credit facility. During fiscal 2001, 2,862,374 stock options were exercised in exchange for a $6.2 million note receivable due from a related party. Proceeds from the payment on the note were received in fiscal 2002. During fiscal 2002, the Company received proceeds of $0.8 million from the exercise of employee stock options and $4.4 million from the Company’s employee stock purchase plan.

     The Company’s liquidity and capital needs have been met by cash from operations and borrowings under the revolving credit facility. This credit facility provides for borrowings in an aggregate outstanding principal amount of up to $180 million, including up to $25 million in the form of letters of credit. The actual availability under the credit facility is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Outstanding borrowings on the credit facility, as of February 1, 2003, February 2, 2002 and February 3, 2001 were $0, $77.1 million and $55.1 million, respectively. Total remaining borrowing capacity, after subtracting letters of credit as of February 1, 2003, February 2, 2002 and February 3, 2001 was $143.8 million, $52.9 million and $50.2 million, respectively. Interest on outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate or, if the Company elects, at the one month LIBOR plus 1.25% based on the Company’s current interest coverage ratio. The Company’s obligations under the credit facility are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The credit facility matures on May 30, 2006. The Company has used the credit facility to meet seasonal working capital requirements and to support the Company’s growth.

     The credit facility contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur indebtedness or liens, to pay dividends or make distributions on the Company’s stock, to make investments or loans, or to engage in transactions with affiliates. The Company is also required to comply with a fixed charge coverage ratio. The credit facility is also secured by the pledge of substantially all of the Company’s assets to the Company’s lenders, including the pledge of the stock of the Company’s wholly owned subsidiary, American Sports Licensing, Inc. As of February 1, 2003, the Company was in compliance with the terms of the credit facility.

     Cash requirements in fiscal 2003, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores. The Company plans to open 20 new stores during fiscal 2003. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores and enhancing its information technology assets as well as other infrastructure improvements. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures in fiscal 2003 to be approximately $28.0 million.

     The Company believes that existing cash flows generated from operations and funds available under our credit facility will be sufficient to satisfy our capital requirements through fiscal 2003. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of February 1, 2003 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

     The following table summarizes the Company’s material contractual obligations, including both on-and off-balance sheet arrangements in effect at February 1, 2003:

	Fiscal	Fiscal	Fiscal
	2003	2004	2005	Thereafter	Total

		(dollars in thousands)
Contractual obligations:
Long-term debt	$157	$174	$193	$792	$1,316
Capital lease obligations	56	60	66	2,079	2,261
Operating lease obligations	90,824	99,315	96,632	955,414	1,242,185

Total contractual obligations	$91,037	$99,549	$96,891	$958,285	$1,245,762

     The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at February 1, 2003:

Fiscal
2003

Other commercial commitments:
Documentary letters of credit	$5,690
Standby letters of credit	5,343

Total other commercial commitments	$11,033

Critical Accounting Policies and Use of Estimates

     The Company’s significant accounting policies are described in Note 1 of the Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Critical accounting policies are those that the Company believes are both most important to the portrayal of the Company’s financial condition and results of operations, and require the Company’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

     The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Inventory Valuation

     The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the current selling price of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes such as customer merchandise preference, unseasonable weather patterns, or business trends could cause the Company’s inventory to be exposed to obsolescence or slow moving merchandise.

     Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. The Company performs physical inventories at the stores and distribution center throughout the year. The reserve for shrink represents an estimate for shrink for each of the Company’s locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

Vendor Allowances

     Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to ensure the amounts are recorded in accordance with the terms of the contract.

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 02-16 (“Issue 02-16”), “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the issue of how a reseller of a vendor’s product should account for cash consideration received from a vendor. The adoption of Issue 02-16, effective with agreements entered into after November 21, 2002, did not have a material impact on the Company’s consolidated financial position or results of operations.

Impairment of Assets

     The Company reviews long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Impact of Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 02-16 (“Issue 02-16”), “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the issue of how a reseller of a vendor’s product should account for cash consideration received from a vendor. The adoption of Issue 02-16, effective with agreements entered into after November 21, 2002, did not have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The interim disclosure reporting requirements will be adopted by the Company in the first interim period in 2003.

Risks and Uncertainties

     Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

     The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than us. We compete directly or indirectly with the following categories of companies:

- large format sporting goods stores;

- traditional sporting goods stores and chains;

- specialty sporting goods shops and pro shops;

- mass merchandisers, warehouse clubs, discount stores and department stores; and

- catalog and Internet-based retailers.

     Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Increased competition in markets in which we have stores or the adoption by competitors of innovative store formats, aggressive pricing strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations.

     Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to new store openings could severely limit our growth opportunities.

     Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase the number of our retail stores will depend in part on the availability of existing retail stores or store sites. We cannot assure you that stores or sites will be available to us for purchase or lease, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

     In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our existing stores, to the opening of new stores and markets. New stores in new markets, where we are less familiar with the target customer and less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets, or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we become increasingly reliant on entry into new markets in order to grow, we may face additional risks and our net income could suffer. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase.

     There also can be no assurance that our new stores will generate sales levels necessary to achieve store-level profitability or profitability comparable to that of existing stores. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operation. We may not be able to advertise cost-effectively in new or smaller markets in which we have less store density, which could slow sales growth at such stores. We also cannot guarantee that we will be able to obtain and distribute adequate product supplies to our stores or maintain adequate warehousing and distribution capability at acceptable costs.

     Our ability to expand our business will be dependent upon the availability of adequate capital.

     The rate of our expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all. Our current revolving credit facility contains provisions which restrict our ability to incur additional indebtedness, to raise capital through the issuance of equity or make substantial asset sales which might otherwise be used to finance our expansion. Our obligations under the revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures, which may further limit our access to certain capital markets or lending sources. Moreover, the actual availability under our credit facility is limited to the lesser of 70% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding, and opportunities for increased cash flows from reduced inventories would be partially offset by reduced availability through our revolving credit facility. As a result, we cannot assure you that we will be able to finance our current plans for the opening of new retail stores.

     If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

     Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences regarding sporting goods. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability. Conversely, shortages of items that prove popular could reduce our net sales. In addition, a major shift in consumer demand away from sporting goods or sport apparel could also have a material adverse effect on our business, results of operations and financial condition.

     We may be subject to product liability claims and our insurance may not be sufficient to cover damages related to those claims.

     We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles which are products that are associated with an increased risk of injury and related lawsuits. We may incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of hunting rifles in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses. In addition, we are subject to regulation by the Consumer

Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

     If our suppliers, distributors or manufacturers do not provide us with sufficient quantities of products, our sales and profitability will suffer.

     We purchase merchandise from over 1,000 vendors. In fiscal 2002, purchases from Nike represented approximately 13% of our merchandise purchases. Although in fiscal 2002, purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.

     We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” or MFN status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in come cases, face potential liability. To date, we have not experienced any difficulties of this nature.

     Historically, instability in the political and economic environments of the countries in which we or our vendors obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

     Countries from which our vendors obtain these new products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. The United States Congress periodically considers other restrictions on the importation of products obtained by us and our vendors. The cost of such products may increase for us if applicable duties are raised, or import quotas with respect to such products are imposed or made more restrictive.

     The implementation of our new information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

     We intend to implement a new information system including a suite of applications that include JDA Merchandising and Arthur Planning and Allocation. The phased implementation is targeted to begin during the third fiscal quarter of 2003 and continue throughout fiscal 2004. This new system, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Although we believe that we have taken and will continue to take prudent measures in planning, testing and transitioning to the new system we plan to use, any material disruption, malfunctions or other similar problems in or with the new system could negatively impact our financial results and materially adversely affect our business operations.

     We rely on a single large distribution center along with a smaller return facility, and if there is a natural disaster or other serious disruption at these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.

     We rely on a 388,000 square foot distribution center in Smithton, Pennsylvania. We also operate a 75,000 square foot return center in Conklin, New York. Any natural disaster or other serious disruption to these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability.

     Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.

     Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 31% of our net sales and approximately 50% of our net income for fiscal 2002. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

     Our business is dependent on the general economic conditions in our markets.

     In general, our sales depend on discretionary spending by our customers. A deterioration of current economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:

     –     interest rates and inflation;

     –     the impact of an economic recession;

     –     the impact of natural disasters;

     –     consumer credit availability;

     –     consumer debt levels;

     –     consumer confidence in the economy;

     –     tax rates and tax policy;

     –     unemployment trends; and

     –     other matters that influence consumer confidence and spending.

     Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.

     Because our stores are concentrated in the eastern United States, we are subject to regional risks.

     Many of our stores are located in the eastern United States. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability could suffer.

     Our results of operations may be harmed by unseasonably warm winter weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather. We sell a significant amount of winter merchandise. Abnormally warm weather conditions could reduce our sales of these items and hurt our profitability.

     The terms of our revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.

     Our current revolving credit facility contains provisions which restrict our ability to, among other things, incur additional indebtedness, issue additional shares of capital stock, make particular types of investments, incur liens, pay dividends, redeem capital stock, consummate mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. In addition, our obligations under the revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

     If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance all or a portion of our debt and/or obtain additional financing. We cannot assure you that refinancing or additional financing on favorable terms could be obtained or that we will be able to operate at a profit.

     We may pursue strategic acquisitions, which could have an adverse impact on our business.

     We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business, and their financial results, into ours may adversely affect our operating results. We currently do not have any agreements with respect to any such acquisitions.

     The loss of our key executives, especially Edward W. Stack, our Chairman of the Board and Chief Executive Officer, could have a material adverse effect on our business due to the loss of their experience and industry relationships.

     Our success depends on the continued services of our senior management, particularly Edward W. Stack, our Chairman of the Board and Chief Executive Officer. If we were to lose any key senior executive, our business could be materially adversely affected. We do not have employment agreements with members of senior management.

     Our business depends on our ability to meet our labor needs.

     Our success depends on hiring and retaining quality managers and sales associates in our stores. We plan to expand our employee base to manage our anticipated growth. Competition for personnel, particularly for employees with retail expertise, is intense. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Also, many of our store-level employees are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the employees who staff our distribution and return centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation and wage inflation. Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. If we are unable to hire and retain sales associates capable of providing a high level of customer service, our business could be materially adversely affected.

     Terrorist attacks or acts of war may seriously harm our business.

     Among the chief uncertainties facing our nation and world, and as a result our business, is the war in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of this armed conflict or others. Clearly, this event or series of events could have a very serious adverse impact on our business in 2003 and beyond.

     Terrorist attacks may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our net sales, costs and expenses, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Our geographic focus in the eastern United States may make us more vulnerable to such uncertainties than other comparable retailers who may not have a similar geographic focus.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the revolving credit facility. The Company’s revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. The aggregate balance outstanding under the revolving credit facility as of February 1, 2003 and February 2, 2002 totaled $0 and $77.1 million, respectively. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the revolving credit facility would be approximately $0.5 million based upon fiscal 2002 average borrowings.

Impact of Inflation

     The Company does not believe that operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that operating results will not be adversely affected by inflation in the future.

Tax Matters

     Presently, the Company does not believe that there are any tax matters that could materially affect the consolidated financial statements.

Seasonality and Quarterly Results

     The Company’s business is subject to seasonal fluctuations. Significant portions of the Company’s net sales and profits are realized during the fourth quarter of the Company’s fiscal year, which is due, in part, to the holiday selling season and, in part, to our sales of cold weather sporting goods and apparel. Any decrease in fiscal fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required to be filed hereunder are set forth on pages 34 through 50 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the Company’s Directors is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation” in the Company’s 2003 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2003 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Annual Report on Form 10-K. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)  Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 32 of this report.

(2)  Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 57 of this report.

(3)  Exhibits. Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended:

Exhibit
Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Amended and Restated Credit Agreement dated as of July 26, 2000 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of May 18, 2001, the Second Amendment to Amended and Restated Credit Agreement dated as of July 2001, the Third Amendment to Amended and Restated Credit Agreement dated as of August 3, 2001, the Fourth Amendment to Amended and Restated Credit Agreement dated as of September 2001, the Fifth Amendment to Amended and Restated Credit Agreement dated as of February 2002, the Sixth Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002, and the Seventh Amendment to Amended and Restated Credit Agreement dated as of July 15, 2002	Incorporated by reference to Exhibit 10.3 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of September 12, 2002	Filed herewith

4.3	Ninth Amendment to Amended and Restated Credit Agreement dated as of December 15, 2002	Filed herewith

4.4	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

Exhibit
Number	Description	Method of Filing

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition	Incorporated by reference to Exhibit 10.7 to the
	Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Employment Agreement dated between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

23.1	Consent of Deloitte & Touche LLP	Filed herewith

99.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of April 29, 2003 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification of Michael F. Hines, Chief Financial Officer and Chief Administrative Officer, dated as of April 29, 2003 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on January 27, 2003 for the event dated January 24, 2003 announcing that its Chairman and Chief Executive Officer, paid in full his $6.2 million in principal amount, ten-year loan from the Company made on May 16, 2001.

(c)  The response to this portion of Item 15 is submitted as a separate section to this report.

(d)  The response to this portion of Item 15 is submitted as a separate section to this report.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Dick’s Sporting Goods, Inc.:

     We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 1, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 6, 2003

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	February 1,	February 2,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$11,120	$8,976
Accounts receivable, net	16,391	14,416
Inventories, net	233,497	201,585
Deferred income taxes	8,697	5,219
Prepaid expenses and other current assets	5,572	5,243

Total current assets	275,277	235,439

PROPERTY AND EQUIPMENT, NET	80,109	71,795

OTHER ASSETS:
Deferred income taxes	7,512	5,970
Investments	1,950	5,770
Other	11,378	3,008

Total other assets	20,840	14,748

TOTAL ASSETS	$376,226	$321,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,208	$95,573
Accrued expenses	59,239	47,012
Deferred revenue and other liabilities	22,752	17,958
Income taxes payable	12,763	5,728
Current portion of long-term debt and capital leases	213	211

Total current liabilities	220,175	166,482

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	77,073
Long-term debt and capital leases	3,364	3,577
Deferred revenue and other liabilities	12,188	11,745

Total long-term liabilities	15,552	92,395

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share, authorized shares 5,000,000, none issued and outstanding	—	—
Common stock, par value, $.01 per share, authorized shares 100,000,000 and 14,502,004, issued and outstanding shares 12,567,024 and 16,826,915 at February 1, 2003 and February 2, 2002, respectively	126	169
Class B common stock, par value, $.01 per share, authorized shares 20,000,000 and 0, issued and outstanding shares 7,681,008 and 0, at February 1, 2003 and February 2, 2002, respectively	77	—
Additional paid-in capital	130,071	96,279
Retained earnings (accumulated deficit)	10,225	(28,039)
Note receivable for common stock-related party (see Note 7)	—	(6,196)
Accumulated other comprehensive income	—	892

Total stockholders’ equity	140,499	63,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$376,226	$321,982

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Net sales	$1,272,584	$1,074,568	$893,396
Cost of goods sold, including occupancy and distribution costs	935,192	810,999	684,552

GROSS PROFIT	337,392	263,569	208,844
Selling, general and administrative expenses	262,755	213,065	169,392
Pre-opening expenses	5,553	5,144	5,911

INCOME FROM OPERATIONS	69,084	45,360	33,541
Interest expense, net	2,864	6,241	6,963
Loss on write-down of non-cash investment	2,447	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	63,773	39,119	26,578
Provision for income taxes	25,509	15,648	10,631

INCOME FROM CONTINUING OPERATIONS	38,264	23,471	15,947
DISCONTINUED OPERATIONS:
Loss from discontinued operations and disposal of Internet business (net of tax benefit of $4,869 in 2000)	—	—	7,304

NET INCOME	38,264	23,471	8,643
ACCRETION OF MANDATORILY REDEEMABLE PREFERRED STOCK	—	—	(5,654)

INCOME APPLICABLE TO COMMON STOCKHOLDERS	$38,264	$23,471	$2,989

EARNINGS PER COMMON SHARE —
Basic:
Income from continuing operations including preferred stock activity applicable to common stockholders	$2.16	$1.47	$1.08
Discontinued operations	—	—	(0.77)

Earnings applicable to common stockholders	$2.16	$1.47	$0.31

Weighted average common shares outstanding	17,729	16,009	9,499

EARNINGS PER COMMON SHARE —
Diluted:
Income from continuing operations including preferred stock activity applicable to common stockholders	$1.87	$1.31	$0.86
Discontinued operations	—	—	(0.39)

Earnings applicable to common stockholders	$1.87	$1.31	$0.47

Weighted average common shares outstanding	20,479	17,868	18,502

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

NET INCOME	$38,264	$23,471	$8,643
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on securities available-for-sale	(892)	892	—
Reclassification adjustment for losses realized in net income due to the write-down of the non-cash investment to its fair value, net of tax	892	—	—

COMPREHENSIVE INCOME	$38,264	$24,363	$8,643

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Series B
	Convertible				Class B
	Preferred Stock		Common Stock		Common Stock		Additional
							Paid-In
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital

BALANCE, January 29, 2000	1,708,242	$17	2,319,240	$23	—	$—	$24
Accretion of convertible and redeemable preferred stock	—	—	—	—	—	—	—
Conversion of convertible and redeemable preferred stock	(1,708,242)	(17)	25,251,162	253	—	—	157,588
Repurchase and retirement of common stock	—	—	(13,605,861)	(136)	—	—	(67,500)
Net income	—	—	—	—	—	—	—

BALANCE, February 3, 2001	—	—	13,964,541	140	—	—	90,112
Exercise of stock options and issuance of common stock	—	—	2,862,374	29	—	—	6,167
Net income	—	—	—	—	—	—	—
Unrealized gain on securities available-for-sale, net of taxes of $480	—	—	—	—	—	—	—

BALANCE, February 2, 2002	—	—	16,826,915	169	—	—	96,279
Exchange of common stock for Class B common stock	—	—	(7,681,008)	(77)	7,681,008	77	—
Sale of common stock in initial public offering, net of transaction costs	—	—	2,772,000	28	—	—	27,908
Sale of common stock under stock plans	—	—	433,494	4	—	—	4,417
Exercise of warrants	—	—	19,002	—	—	—	19
Exercise of stock options, including tax benefit of $662	—	—	196,621	2	—	—	1,448
Net income	—	—	—	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	—
Unrealized loss on securities available-for-sale, net of taxes of $480	—	—	—	—	—	—	—

BALANCE, February 1, 2003	—	$—	12,567,024	$126	7,681,008	$77	$130,071

[Additional columns below]

[Continued from above table, first column(s) repeated]

	(Accumulated	Note	Accumulated
	Deficit)	Receivable	Other	Treasury Stock
	Retained	for Common	Comprehensive
	Earnings	Stock	Income	Shares	Dollars	Total

BALANCE, January 29, 2000	$(54,499)	$—	$—	905,488	$(8,379)	$(62,814)
Accretion of convertible and redeemable preferred stock	(5,654)	—	—	—	—	(5,654)
Conversion of convertible and redeemable preferred stock	—	—	—	—	—	157,824
Repurchase and retirement of common stock	—	—	—	(905,488)	8,379	(59,257)
Net income	8,643	—	—	—	—	8,643

BALANCE, February 3, 2001	(51,510)	—	—	—	—	38,742
Exercise of stock options and issuance of common stock	—	(6,196)	—	—	—	—
Net income	23,471	—	—	—	—	23,471
Unrealized gain on securities available-for-sale, net of taxes of $480	—	—	892	—	—	892

BALANCE, February 2, 2002	(28,039)	(6,196)	892	—	—	63,105
Exchange of common stock for Class B common stock	—	—	—	—	—	—
Sale of common stock in initial public offering, net of transaction costs	—	—	—	—	—	27,936
Sale of common stock under stock plans	—	—	—	—	—	4,421
Exercise of warrants	—	—	—	—	—	19
Exercise of stock options, including tax benefit of $662	—	—	—	—	—	1,450
Net income	38,264	—	—	—	—	38,264
Repayment of note receivable	—	6,196	—	—	—	6,196
Unrealized loss on securities available-for-sale, net of taxes of $480	—	—	(892)	—	—	(892)

BALANCE, February 1, 2003	$10,225	$—	$—	—	$—	$140,499

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,264	$23,471	$8,643
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	7,304
Depreciation and amortization	14,420	12,082	9,425
Loss on write-down of non-cash investment	2,447	—	—
Deferred income taxes	(5,019)	1,187	(3,731)
Tax benefit from exercise of nonqualified stock options	662	—	—
Changes in assets and liabilities:
Accounts receivable	(1,975)	(6,096)	(1,037)
Inventories	(31,912)	(39,044)	(22,972)
Prepaid expenses and other assets	(8,218)	(1,909)	(2,640)
Accounts payable	28,122	9,424	3,614
Accrued expenses and other	19,260	3,773	18,653
Deferred revenues and other liabilities	5,087	5,606	5,806

Net cash provided by continuing operations	61,138	8,494	23,065
Net cash provided by (used in) discontinued operations	—	3,513	(5,452)

Net cash provided by operating activities	61,138	12,007	17,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale-leaseback transactions	6,417	10,254	13,213
Capital expenditures	(29,001)	(32,219)	(35,719)

Net cash used in investing activities	(22,584)	(21,965)	(22,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	(77,073)	21,929	44,692
Payments on long-term debt and capital leases	(211)	(14,715)	(372)
Proceeds from sale of common stock	30,936	—	—
Transaction costs for initial public offering	(3,000)	—	—
Proceeds from sale of common stock under employee stock purchase plan	4,421	—	—
Proceeds from exercise of stock options	807	—	—
Payment on repurchase of common stock	—	—	(44,809)
Repayment of note receivable for common stock	6,196	—	—
Increase in bank overdraft	1,514	3,441	8,016

Net cash (used in) provided by financing activities	(36,410)	10,655	7,527

NET INCREASE IN CASH	2,144	697	2,634
CASH, BEGINNING OF PERIOD	8,976	8,279	5,645

CASH, END OF PERIOD	$11,120	$8,976	$8,279

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED 2002, 2001 AND 2000

1.  Summary of Significant Accounting Policies

     Operations — Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 141 stores throughout the Eastern half of the United States.

     Fiscal Year — The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2002 (52 weeks), 2001 (52 weeks), and 2000 (53 weeks) ended on February 1, 2003, February 2, 2002, and February 3, 2001, respectively.

     Principles of Consolidation — The consolidated financial statements include Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries, American Sports Licensing, Inc., and for the period October 1, 2000 through February 3, 2001 (see Note 10), DSG Holdings LLC whose operations consisted of its Internet business. The Company’s investment in DSG Holdings LLC was accounted for under the equity method of accounting for the period November 2, 1999 through September 30, 2000. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Management — The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 1, 2003 and February 2, 2002, include $29,294,000 and $27,780,000, respectively, of checks drawn in excess of cash balances not yet presented for payment.

     Accounts Receivable — Accounts receivable consists principally of amounts receivable from vendors. The allowance for doubtful accounts totaled $1,432,000 and $502,000, as of February 1, 2003 and February 2, 2002, respectively.

     Inventories — Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, sales returns and other valuations and vendor allowances totaling $16,726,000 and $11,205,000 at February 1, 2003 and February 2, 2002, respectively.

     Property and Equipment — Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-20 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years

     For property and equipment under capital lease agreements, amortization is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

     Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.

     The Company periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Investments — Investments consist of restricted, unregistered common stock and warrants to purchase unregistered common stock. Common stock for which restrictions lapse within one year is classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is carried at fair value. Fair value was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock at the acquisition date, less a discount resulting from the stock not yet being vested and the unregistered character of the stock once it does vest, which occurs quarterly over a four-year period. This discount is based on an independent appraisal obtained by the Company. Unrealized holding gains and losses on stock for which restrictions lapse within one year are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 11).

     Deferred Revenue and Other Liabilities — Deferred revenue and other liabilities is primarily comprised of deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, gift cards, and amounts deferred relating to the investment in GSI (see Note 11).

     Pre-opening Expenses — Pre-opening expenses, which consist primarily of marketing, payroll and recruiting costs, are expensed as incurred.

     Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized where the exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 7 for descriptions of Employee Stock Plans) (dollars in thousands, except per share data).

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Net income, as reported	$38,264	$23,471	$8,643
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,825)	(1,020)	(1,147)

Pro-forma net income	$36,439	$22,451	$7,496

Earnings per share:
Basic income applicable to common stockholders — as reported	$2.16	$1.47	$0.31
Basic income applicable to common stockholders — pro-forma	$2.06	$1.40	$0.19
Diluted income applicable to common stockholders — as reported	$1.87	$1.31	$0.47
Diluted income applicable to common stockholders — pro-forma	$1.78	$1.26	$0.41

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan

	2002	2001	2000	2002	2001	2000

Expected Life (years)	7.5	7.5	7.5	.021 - .50	—	—
Expected volatility	60%	—	—	60%	—	—
Risk-free interest rate	3.50% - 3.51%	5.20%	5.31%	1.23% - 1.66%	—	—
Expected dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair values	$8.62	$—	$—	$3.33	$—	$—

     Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes.

     Earnings Per Share – The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming the exercise of dilutive stock options and warrants, calculated by applying the treasury stock method.

     Revenue Recognition — Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

     Advertising Costs — Production costs of advertising are expensed as incurred and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense was approximately $42,568,000, $37,176,000 and $33,507,000 for fiscal 2002, 2001, and 2000, respectively.

     Vendor Allowances — Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to ensure the amounts are recorded in accordance with the terms of the contract.

     Fair Value of Financial Instruments — The Company has financial instruments which include long-term debt and revolving debt. The carrying amounts of the Company’s debt instruments approximate their fair value, estimated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Segment Information — The Company is a specialty retailer that offers a broad range of products in its specialty retail stores in the Eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution, the continuing operations of the Company are one reportable segment.

     Newly Issued Accounting Pronouncements — In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses the accounting and reporting for one-time

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 02-16 (“Issue 02-16”), “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the issue of how a reseller of a vendor’s product should account for cash consideration received from a vendor. The adoption of Issue 02-16, effective with agreements entered into after November 21, 2002, did not have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

     Reclassifications — Certain reclassifications have been made to fiscal 2001 and 2000 consolidated financial statement amounts to conform to the fiscal 2002 presentation.

2.  Property and Equipment

     Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2002	2001

Buildings	$2,752	$2,752
Leasehold improvements	71,542	65,491
Furniture, fixtures and equipment	69,638	55,894

	143,932	124,137
Less accumulated depreciation and amortization	(63,823)	(52,342)

Net property and equipment	$80,109	$71,795

3.  Accrued Expenses

     Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2002	2001

Accrued payroll, withholdings and benefits	$25,532	$18,538
Other accrued expenses	33,707	28,474

Total accrued expenses	$59,239	$47,012

4.  Revolving Credit Agreement

     The Company’s revolving credit facility (the “Credit Agreement”), as amended, provides for financing up to $180 million subject to a borrowing base equal to the lesser of 70% of eligible inventory or 85% of the inventory liquidation value net of certain reserves (as defined by the Credit Agreement). The Credit Agreement expires on May 30, 2006. As of February 1, 2003 and February 2, 2002, the Company’s unused borrowing capacity under the

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement was $143,810,000 and $52,865,000 respectively. Borrowings made pursuant to the Credit Agreement bear interest based upon a formula at either (a) the prime rate, or (b) the one month London Interbank Offering Rate (“LIBOR”), plus the applicable margin (0% for the prime rate option or 1.25% for LIBOR as of February 1, 2003). Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $14,687,000 as of February 1, 2003.

     At February 1, 2003 and February 2, 2002, the prime rate was 4.25% and 4.75%, respectively, and LIBOR was 1.34% and 1.83%, respectively, and the weighted average interest rate on borrowings outstanding under the Credit Agreement was 3.12% at February 2, 2002. There were no borrowings outstanding at February 1, 2003.

     The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio and prohibits payment of any dividends.

     The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $25,000,000, (b) $180,000,000 less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of February 1, 2003 and February 2, 2002, the Company had outstanding letters of credit totaling $11,033,000 and $7,858,000, respectively.

     The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2002	2001

Balance, fiscal period-end	$—	$77,073
Average interest rate	3.12%	4.93%
Maximum outstanding during the year	$134,285	$151,700
Average outstanding during the year	$83,917	$100,252

5.  Debt

     Debt, exclusive of capital lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2002	2001

Third-Party:
Note payable, due in monthly installments of approximately $3, including interest at 4%, through 2020	$873	$928
Related Party:
Note payable to a former principal stockholder, due in monthly installments of approximately $14, including interest at 12%, through May 1, 2006	443	548

Total debt	1,316	1,476

Less current portion of:
Third-party	(39)	(55)
Related party	(118)	(105)

Total Long-Term Debt	$1,159	$1,316

     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed in Note 4.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Scheduled principal payments on long-term debt as of February 1, 2003 are as follows (in thousands):

Fiscal

2003	$157
2004	174
2005	193
2006	84
2007	46
Thereafter	662

$1,316

6.  Leases

     Capital Lease Obligations — The Company leases two buildings from a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. The gross and net carrying values of assets under capital leases are approximately $3,139,000 and $1,411,000 as of February 1, 2003 and $3,139,000 and $1,499,000 as of February 2, 2002, respectively.

     Scheduled lease payments under capital lease obligations as of February 1, 2003 are as follows (in thousands):

Fiscal

2003	$240
2004	240
2005	240
2006	240
2007	240
Thereafter	3,195

4,395
Less amount representing interest	2,134

Present value of net scheduled lease payments	2,261
Less amounts due in one year	56

$2,205

     Operating Lease Agreements — The Company leases substantially all of its stores, as well as certain office facilities, distribution centers and equipment, under noncancelable operating leases which expire at various dates through 2025. Certain of the store lease agreements contain renewal options for additional periods of five to ten years and contain certain rent escalation clauses. The lease agreements typically provide primarily for the payment of minimum annual rentals, plus contingent rent stated as a percentage of gross sales over certain base amounts, in addition to costs of utilities, property taxes, maintenance, common areas and insurance. Rent expense under these operating leases was approximately $88,183,000, $74,918,000 and $61,715,000 for fiscal 2002, 2001, and 2000, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $6,417,000, $10,254,000, and $13,213,000 for fiscal 2002, 2001, and 2000, respectively.

     Scheduled lease payments due (including lease commitments for 13 stores not yet opened at February 1, 2003) under noncancelable operating leases as of February 1, 2003 are as follows (in thousands):

Fiscal

2003	$90,824
2004	99,315
2005	96,632
2006	94,062
2007	92,559
Thereafter	768,793

$1,242,185

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  Employee Stock Plans and Stockholders’ Equity

     Initial Public Offering – During October 2002, the Company completed an initial public offering of 8,381,320 shares of common stock, including the underwriters’ over-allotment, of which 2,772,000 were sold by us and 5,609,320 were sold by certain of our stockholders. Proceeds to us, net of $3,000,000 in transaction costs, were $27,936,000. The net proceeds were used to repay outstanding borrowings under our revolving credit facility.

     Stock Split – In connection with the initial public offering, the Company effected a 2.31-for-1 stock split of all of its $.01 par value common stock in the form of a stock dividend (in the amount of 1.31 shares of common stock for every outstanding share of common stock). All applicable share and per-share data in these consolidated financial statements have been restated to give effect to this stock split.

     Stock Option Plans — At February 1, 2003, the aggregate number of common shares reserved for grant under the Company’s 2002 Stock Option Plan (the “Plan”) is 9,933,000 shares. The stock option activity during the fiscal years ended is as follows:

		Weighted		Weighted
		Average	Shares	Average
	Shares	Exercise	Subject to	Exercise
	Subject to	Price Per	Exercisable	Price Per
	Options	Share	Options	Share

Outstanding, January 29, 2000	9,244,200	$3.54	4,788,113	$2.81
Granted	183,183	4.33
Cancelled	(503,811)	4.33

Outstanding, February 3, 2001	8,923,572	$3.52	5,861,907	$3.09
Granted	101,640	4.33
Exercised	(2,862,374)	2.16
Cancelled	(246,969)	4.33

Outstanding, February 2, 2002	5,915,869	$4.15	4,007,298	$4.06
Granted	2,359,269	13.40
Exercised	(196,621)	4.10
Cancelled	(198,916)	4.33

Outstanding, February 1, 2003	7,879,601	$6.91	4,454,742	$4.10

     Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from the date of grant. In conjunction with the Company’s initial public offering, stock options were granted for 1,386,000 shares at an exercise price of $12.00 per share. These options vest 100% on their fourth year anniversary and expire 10 years from the date of grant. As of February 1, 2003, there were 7,573,731 shares of common stock available for issuance pursuant to future stock option grants.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Additional information regarding options outstanding as of February 1, 2003, is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$2.16	400,547	7.68	$2.16	400,547	$2.16
$2.38	83,494	0.64	2.38	83,494	2.38
$4.33	5,070,248	5.68	4.33	3,970,701	4.33
$12.00 - $20.95	2,325,312	9.75	13.53	—	—

$2.16 - $20.95	7,879,601	6.93	$6.91	4,454,742	$4.10

     Employee Stock Purchase Plan – The Company has an employee stock purchase plan which provides that eligible employees may purchase shares of the Company’s common stock. The initial offering period under the plan commenced on October 17, 2002 and ended on December 31, 2002. Subsequent offering periods will be every six months thereafter or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 1,155,000. There were 433,494 shares issued under the plan during fiscal 2002 leaving 721,506 shares available for future issuance.

     Common Stock, Class B Common Stock and Preferred Stock – During fiscal 2002, the Company amended its corporate charter to, among other things, provide for the authorization of the issuance of up to 100,000,000 shares of common stock, 20,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. Upon completion of the Company’s initial public offering in fiscal 2002, the Company has two classes of common stock, the existing common stock and a new class of Class B common stock. The holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party and relatives of the related party hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradeable. Class B common stock can be converted to common stock at the holder’s option.

     As of January 29, 2000, the Company had 12,516,766 shares of preferred stock authorized and 9,396,612 shares issued. All series of preferred stock were convertible into shares of common stock at the option of the holder. In preference to Series B preferred shares, series A, C, D, E, F, and G preferred stock, which were redeemable for cash at certain fixed dates, were entitled to cumulative annual dividends, as defined. The Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002 include $63,897,000 of accretion on previously outstanding redeemable preferred stock to its redemption value through a charge to accumulated deficit from fiscal 1992 to fiscal 2000. Because of the redemption feature on such series, series A, C, D, E, F and G preferred stock were not classified within stockholders’ equity.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     In fiscal 2000, the preferred shareholders elected to convert all outstanding preferred shares to common stock resulting in the conversion of 9,396,612 shares of preferred stock to 25,251,162 shares of common stock. The Company repurchased approximately 60% of the common stock from the former preferred shareholders for cash of $44,809,000 and promissory notes totaling $13,751,000 which accrued interest at 7% annually. The Company repaid the promissory notes on September 9, 2001.

     Note Receivable for Common Stock — During fiscal 2001, 2,862,374 stock options were exercised in exchange for a note receivable from a related party. The note receivable was repaid during fiscal 2002.

8.  Income Taxes

     The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2002	2001	2000

Current:
Federal	$25,403	$11,940	$12,601
State	4,854	800	1,761

	30,257	12,740	14,362

Deferred:
Federal	(4,319)	2,333	(2,990)
State	(429)	575	(741)

	(4,748)	2,908	(3,731)

Total provision	$25,509	$15,648	$10,631

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	Fiscal	Fiscal	Fiscal
	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	5.0	5.0	5.0
Effective income tax rate	40.0%	40.0%	40.0%

     Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2002	2001

Property and equipment	$2,932	$1,911
Inventories	(677)	(1,908)
Other accrued expenses not currently deductible for tax purposes	10,520	8,045
Deferred rent	3,434	3,141

Total deferred taxes	$16,209	$11,189

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Earnings Per Common Share

     Earnings per common share is calculated using the principles of SFAS No. 128, “Earnings Per Share” (“EPS”). Under SFAS No. 128, the convertible preferred stock outstanding for a portion of fiscal 2000 has a dilutive effect for purposes of calculating diluted EPS. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. Stock options outstanding totaling 8,923,572 were excluded from the fiscal 2000 calculation as they were anti-dilutive. The earnings per share calculations are as follows ( in thousands, except per share data):

	Fiscal Year Ended

	2002	2001	2000

Earnings Per Common Share—Basic:
Income from continuing operations including preferred stock activity applicable to common shareholders	$38,264	$23,471	$10,293
Weighted average common shares outstanding	17,729	16,009	9,499
Earnings per common share from continuing operations including preferred stock activity-basic	$2.16	$1.47	$1.08

Earnings Per Common Share—Diluted:
Income from continuing operations including preferred stock activity applicable to common shareholders	$38,264	$23,471	$10,293
Dilutive effect of preferred stock accretion	—	—	5,654

Dilutive earnings for common shareholders	$38,264	$23,471	$15,947

Weighted average common shares outstanding	17,729	16,009	9,499
Convertible preferred stock	—	—	8,984
Stock options and warrants	2,750	1,859	19

Weighted average common shares outstanding	20,479	17,868	18,502

Earnings per common share from continuing operations including preferred stock activity-diluted	$1.87	$1.31	$.86

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  Discontinued Operations of DicksSportingGoods.com

     During January 2001, the Board of Directors approved a plan to discontinue the operations of DSG Holdings LLC, also known as DicksSportingGoods.com, by ceasing its operations in April 2001. The equity interest in operations of DicksSportingGoods.com, the operations as a wholly-owned subsidiary, the operations as a component of the Company, and the loss on disposal have been classified as “Discontinued Operations” in the fiscal 2000 Consolidated Statements of Income. During fiscal 2001, the operations of DSG Holdings LLC ceased and the net assets of discontinued operations were realized in an amount that was not materially different from that recorded as of February 3, 2001. Cash flows in connection with the discontinued operations are reported separately in the Consolidated Statements of Cash Flows.

     Summarized results of operations and net loss from disposal of the discontinued operations for fiscal 2000 are as follows (dollars in thousands):

Fiscal
2000

Total operating revenues	$2,964

Operating loss before income taxes	$(4,757)
Income tax benefit	1,903

Loss from discontinued operations	$(2,854)

Loss from disposal before income taxes	$(7,416)
Income tax benefit	2,966

Net loss from disposal	$(4,450)

Total	$(7,304)

11.  Investments

     In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Internet site which operates under the domain name “DicksSportingGoods.com”, which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that was subsequently converted into an equity ownership at a price that was less than the GSI market value per share. The equity ownership consists of restricted, unregistered common stock of GSI and warrants to purchase unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue to be amortized over the 10-year term of the agreement. Deferred revenue at February 1, 2003 and February 2, 2002 was $3,618,000 and $4,043,000, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.

     The Company regularly evaluates the carrying value of its investment in GSI. During fiscal 2002, the carrying value of GSI exceeded the fair value and the decline in fair value was deemed to be other-than-temporary. The Company wrote down the value of the investment to its fair value recording a non-cash charge of $2,447,000 for the other-than-temporary reduction in fair value of GSI.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.  Retirement Savings Plan

     The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all employees who have completed one year of service and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a matching contribution equal to 50% (calendar 2002 and 2001) and 40% (calendar 2000) of each participant’s contribution up to 10% of the participant’s compensation, and may make a discretionary contribution. The Company’s expense recorded for the contribution was approximately $1,201,000, $1,272,000, and $910,000 for fiscal 2002, 2001 and 2000, respectively. No employer discretionary contributions were made during fiscal 2002, 2001 and 2000.

13.  Commitments and Contingencies

     The Company is involved in legal proceedings incidental to the normal conduct of its business. Although the outcome of any pending legal proceedings cannot be predicted with certainty, management believes that adequate insurance coverage is maintained and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

14.  Supplemental Disclosure of Cash Flow Information

     Interest paid by the Company totaled $2,686,000, $6,136,000 and $6,647,000 for fiscal 2002, 2001 and 2000, respectively. Income tax payments during fiscal 2002, 2001 and 2000 were $22,370,000, $14,481,000 and $9,524,000, respectively.

     During fiscal 2001, 2,862,374 stock options were exercised in exchange for a note receivable in the amount of $6,196,000.

     During fiscal 2001, the Company and GSI entered into an Internet commerce agreement which included a royalty arrangement that was subsequently converted into an equity ownership. The Company recognized the difference between the fair value of the GSI stock and its cost as an additional investment and deferred revenue of $4,256,000 (see Note 11).

     The Company recognized accretion of $5,654,000 on convertible and redeemable preferred stock as a charge to accumulated deficit during fiscal 2000.

15.  Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information in fiscal years 2002 and 2001 is as follows (in thousands, except earnings per share):

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$276,635	$310,123	$290,616	$395,210	$228,822	$258,710	$246,513	$340,523
Gross profit	70,040	80,352	72,129	114,871	52,931	62,577	61,179	86,882
Income from operations	8,736	20,420	5,496	34,432	4,968	13,649	4,329	22,414
Net income	4,729	11,720	2,754	19,061	1,866	7,050	1,638	12,917
Net earnings per common share-diluted	$0.24	$0.61	$0.14	$0.82	$0.13	$0.43	$0.08	$0.67

Exhibit Index

Exhibit
Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Amended and Restated Credit Agreement dated as of July 26, 2000 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of May 18, 2001, the Second Amendment to Amended and Restated Credit Agreement dated as of July 2001, the Third Amendment to Amended and Restated Credit Agreement dated as of August 3, 2001, the Fourth Amendment to Amended and Restated Credit Agreement dated as of September 2001, the Fifth Amendment to Amended and Restated Credit Agreement dated as of February 2002, the Sixth Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002, and the Seventh Amendment to Amended and Restated Credit Agreement dated as of July 15, 2002	Incorporated by reference to Exhibit 10.3 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of September 12, 2002	Filed herewith

4.3	Ninth Amendment to Amended and Restated Credit Agreement dated as of December 15, 2002	Filed herewith

4.4	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

Exhibit
Number	Description	Method of Filing

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Employment Agreement dated between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

23.1	Consent of Deloitte & Touche LLP	Filed herewith

99.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of April 29, 2003 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification of Michael F. Hines, Chief Financial Officer and Chief Administrative Officer, dated as of April 29, 2003 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC

By:	/s/ MICHAEL F. HINES Michael F. Hines Chief Administrative Officer and Chief Financial Officer (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK Edward W. Stack	Chairman of the Board, Chief Executive Officer and Director	April 29, 2003

/s/ WILLIAM J. COLOMBO William J. Colombo	President, Chief Operating Officer and Director	April 29, 2003

/s/ MICHAEL F. HINES Michael F. Hines	Chief Administrative Officer and Chief Financial Officer (principal financial and accounting officer)	April 29, 2003

/s/ DAVID I. FUENTE David I. Fuente	Director	April 29, 2003

/s/ WALTER ROSSI Walter Rossi	Director	April 29, 2003

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	April 29, 2003

/s/ STEVEN E. LEBOW Steven E. Lebow	Director	April 29, 2003

CERTIFICATIONS

I, Edward W. Stack, certify that:

1.  I have reviewed this annual report on Form 10-K of Dick’s Sporting Goods, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD W. STACK Edward W. Stack, Chairman of the Board, Chief Executive Officer and Director Dick’s Sporting Goods, Inc.	Date: April 29, 2003

CERTIFICATIONS

I, Michael F. Hines, certify that:

1.  I have reviewed this annual report on Form 10-K of Dick’s Sporting Goods, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL F. HINES Michael F. Hines Chief Administrative Officer and Chief Financial Officer Dick’s Sporting Goods, Inc.	Date: April 29, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Dick’s Sporting Goods, Inc.:

     We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002 and for each of the three fiscal years in the period ended February 1, 2003, and have issued our report thereon dated March 6, 2003; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Dick’s Sporting Goods, Inc. and subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 6, 2003

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at	Charged to		Balance at
	beginning	costs and		end
	of period	expenses	Deductions	of period

Fiscal 2000
Inventory reserve	$2,602	$2,557	$(2,074)	$3,085
Allowance for doubtful accounts	1,129	212	(818)	523

Fiscal 2001
Inventory reserve	$3,085	$900	$(200)	$3,785
Allowance for doubtful accounts	523	224	(245)	502

Fiscal 2002
Inventory reserve	$3,785	$847	$—	$4,632
Allowance for doubtful accounts	502	1,421	(491)	1,432