Form 10-Q
period 2003-05-03
DICKS SPORTING GOODS INC
filed 2003-06-13
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

Commission File No.001-31463

DICK’S SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1241537 (I.R.S. Employer Identification No.)

200 Industry Drive, RIDC Park West, Pittsburgh, Pennsylvania (Address of principal executive offices)	15275 (Zip Code)

(412) 809-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes              No       X

The number of shares of common stock and Class B common stock outstanding at June 5, 2003 was 14,630,812 and 7,431,008, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

Net sales	$304,728	$276,635

Cost of goods sold, including occupancy and distribution costs	221,880	206,595

GROSS PROFIT	82,848	70,040

Selling, general and administrative expenses	68,802	59,069

Pre-opening expenses	2,456	2,235

INCOME FROM OPERATIONS	11,590	8,736

Interest expense, net	506	854

INCOME BEFORE INCOME TAXES	11,084	7,882

Provision for income taxes	4,434	3,153

NET INCOME	$6,650	$4,729

EARNINGS PER COMMON SHARE:
Basic	$0.32	$0.28
Diluted	$0.28	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,514	16,827
Diluted	23,981	19,401

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	May 3,	February 1,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash	$15,748	$11,120
Accounts receivable, net	20,233	16,391
Inventories, net	283,855	233,497
Prepaid expenses and other current assets	7,099	5,572
Deferred income taxes	9,850	8,697

Total current assets	336,785	275,277

Property and equipment, net	76,742	80,109
Other assets	20,577	20,840

TOTAL ASSETS	$434,104	$376,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$137,787	$125,208
Accrued expenses	55,957	59,239
Deferred revenue and other liabilities	18,196	22,752
Income taxes payable	3,811	12,763
Current portion of long-term debt and capital leases	213	213

Total current liabilities	215,964	220,175

LONG-TERM LIABILITIES:
Revolving credit borrowings	45,275	—
Long-term debt and capital leases	3,312	3,364
Deferred revenue and other liabilities	12,919	12,188

Total long-term liabilities	61,506	15,552

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	135	126
Class B common stock	76	77
Additional paid-in capital	139,405	130,071
Retained earnings	16,875	10,225
Accumulated other comprehensive income	143	—

Total stockholders’ equity	156,634	140,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,104	$376,226

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

NET INCOME	$6,650	$4,729
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities available-for-sale, net of tax	143	(332)

COMPREHENSIVE INCOME	$6,793	$4,397

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

			Class B				Accumulated
	Common Stock		Common Stock		Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total

BALANCE, February 1, 2003	12,567,024	$126	7,681,008	$77	$130,071	$10,225	$—	$140,499

Exchange of Class B common stock for common stock	100,000	1	(100,000)	(1)	—	—	—	—

Exercise of stock options, including tax benefit of $5,554	860,840	8	—	—	9,151	—	—	9,159

Transaction costs related to initial public offering	—	—	—	—	183	—	—	183

Net income	—	—	—	—	—	6,650	—	6,650

Unrealized gain on securities available-for-sale, net of taxes of $77	—	—	—	—	—	—	143	143

BALANCE, May 3, 2003	13,527,864	$135	7,581,008	$76	$139,405	$16,875	$143	$156,634

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,650	$4,729
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,283	3,245
Deferred income taxes	(1,700)	(38)
Other non-cash items	2,067	—
Changes in assets and liabilities:
Accounts receivable	(3,842)	(256)
Inventories	(50,358)	(39,466)
Prepaid expenses and other assets	(576)	(1,011)
Accounts payable	8,718	21,254
Accrued expenses and other	(6,680)	5,279
Deferred revenue and other liabilities	(3,823)	(4,084)

Net cash used in operating activities	(46,261)	(10,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale-leaseback transactions	7,403	2,176
Capital expenditures	(9,387)	(6,768)

Net cash used in investing activities	(1,984)	(4,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	45,275	19,267
Payments on long-term debt and capital leases	(52)	(64)
Transaction costs for initial public offering	183	—
Proceeds from exercise of stock options	3,606	—
Increase (decrease) in bank overdraft	3,861	(205)

Net cash provided by financing activities	52,873	18,998

NET INCREASE IN CASH	4,628	4,058

CASH, BEGINNING OF PERIOD	11,120	8,976

CASH, END OF PERIOD	$15,748	$13,034

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us” and “our” refer to Dick’s Sporting Goods, Inc. and its subsidiary.

2. Unaudited Interim Financial Data

     The interim financial information as of May 3, 2003 and for the 13 weeks ended May 3, 2003 and May 4, 2002 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2003 dated April 29, 2003, as filed with the Securities and Exchange Commission. Operating results for the 13 weeks ended May 3, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 or any other period.

3. Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and warrants, calculated by applying the treasury stock method.

     We are reporting earnings per share in accordance with accounting principles generally accepted in the United States of America and are disclosing earnings per share on a pro-forma basis. We effected an initial public offering on October 16, 2002. The pro-forma amounts assume that the initial public offering took place at the beginning of the 13 weeks ended May 4, 2002, and excludes interest expense on the portion of our revolving credit facility paid down with the proceeds to us from the initial public offering, and related income tax effects. The pro-forma results also include an increase in shares for basic and diluted earnings per share purposes as if the initial public offering was executed prior to the beginning of the 13 weeks ended May 4, 2002. The Company believes the use of pro-forma results for the 13 weeks ended May 4, 2002 provides a more meaningful comparison to the 13 weeks ended May 3, 2003 results due to the significant increase in share count since October 16, 2002 when the Company completed its initial public offering, and the related reduction in interest expense due to the application of the net proceeds thereof.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended

			Pro-Forma
	May 3,	May 4,	May 4,
	2003	2002	2002

Earnings per common share — Basic:

Net income	$6,650	$4,729	$4,860

Weighted average common shares outstanding	20,514	16,827	19,599

Earnings per common share	$0.32	$0.28	$0.25

Earnings per common share — Diluted:

Net income	$6,650	$4,729	$4,860

Weighted average common shares outstanding — basic	20,514	16,827	19,599

Stock options and warrants	3,467	2,574	2,584

Weighted average common shares outstanding	23,981	19,401	22,183

Earnings per common share	$0.28	$0.24	$0.22

4. Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized where the exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant. The pro-forma net income and earnings per share in the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (dollars in thousands, except per share data).

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

Net income, as reported	$6,650	$4,729

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(621)	(287)

Pro-forma net income	$6,029	$4,442

Earnings per share:

Basic income applicable to common stockholders — as reported	$0.32	$0.28

Basic income applicable to common stockholders — pro-forma	$0.29	$0.26

Diluted income applicable to common stockholders — as reported	$0.28	$0.24

Diluted income applicable to common stockholders — pro-forma	$0.25	$0.23

5. Newly Issued Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 02-16 (“Issue 02-16”), “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue 02-16 addresses the issue of how a reseller of a vendor’s product should account for cash consideration received from a vendor. The adoption of Issue 02-16, effective with agreements entered into after November 21, 2002, did not have a material impact on the Company’s consolidated financial position or results of operations.

6. Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to the armed conflict and war in the Middle East; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our credit facility; factors associated with our pursuit of strategic acquisitions; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

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

OVERVIEW

     The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. As of May 3, 2003, the Company operated 149 stores in 26 states throughout the Eastern half of the United States.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated the Company’s Condensed Consolidated Statements of Income data as a percentage of the Company’s net sales:

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

Net sales	100.0%	100.0%

Cost of goods sold, including occupancy and distribution costs	72.8	74.7

Gross profit	27.2	25.3

Selling, general and administrative expenses	22.6	21.4

Pre-opening expenses	0.8	0.8

Income from operations	3.8	3.1

Interest expense, net	0.2	0.3

Income before income taxes	3.6	2.8

Provision for income taxes	1.4	1.1

Net income	2.2%	1.7%

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

13 WEEKS ENDED MAY 3, 2003 COMPARED TO THE 13 WEEKS ENDED MAY 4, 2002

Net Sales

     Net sales increased by $28.1 million, or 10.2%, to $304.7 million for the 13 weeks ended May 3, 2003, from $276.6 million for the 13 weeks ended May 4, 2002. This increase resulted from an increase of $30.3 million in non-comparable store sales offset by a comparable store sales decrease of $2.2 million, or 0.9%. The decrease in comparable store sales is attributable to sales increases in team sports, women’s apparel and exercise, that were more than offset by lower sales of golf, in-line skates and fishing tackle all of which were influenced by poor weather early in the quarter.

Gross Profit

     Gross profit increased by $12.8 million, or 18.3%, to $82.8 million for the 13 weeks ended May 3, 2003, from $70.0 million for the 13 weeks ended May 4, 2002. As a percentage of net sales, gross profit increased to 27.2% for the 13 weeks ended May 3, 2003, from 25.3% for the 13 weeks ended May 4, 2002. The gross profit percentage was favorably impacted by improved merchandise margin, lower shrink expense and improved productivity at the Company’s distribution center.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $9.7 million to $68.8 million for the 13 weeks ended May 3, 2003, from $59.1 million for the 13 weeks ended May 4, 2002. As a percentage of net sales, selling, general and administrative expenses increased by 1.2% to 22.6% for the 13 weeks ended May 3, 2003, from 21.4% for the 13 weeks ended May 4, 2002. The percentage increase was due primarily to increased advertising expense, higher information systems costs and additional professional fees and insurance costs associated with being a public company for the 13 weeks ended May 3, 2003 as compared to being a private company for the 13 weeks ended May 4, 2002.

Pre-Opening Expenses

     Pre-opening expenses increased by $0.3 million to $2.5 million for the 13 weeks ended May 3, 2003, from $2.2 million for the 13 weeks ended May 4, 2002. Pre-opening expenses were for the addition of eight new and one relocated store for the 13 weeks ended May 3, 2003, compared to six new and three relocated stores for the 13 weeks ended May 4, 2002.

Income from Operations

     Income from operations increased by $2.9 million, or 32.8%, to $11.6 million for the 13 weeks ended May 3, 2003, from $8.7 million for the 13 weeks ended May 4, 2002. The increase in income from operations is primarily attributable to a higher gross margin percentage combined with operating income from non-comparable stores.

Interest Expense, Net

     Interest expense decreased by $0.4 million to $0.5 million for the 13 weeks ended May 3, 2003, from $0.9 million for the 13 weeks ended May 4, 2002. This decrease was due to lower interest rates and lower average borrowings.

Provision for Income Taxes

     The Company’s effective tax rate was 40% for the 13 weeks ended May 3, 2003 and the 13 weeks ended May 4, 2002.

Net Income

     Net income increased by $2.0 million, or 40.6%, to $6.7 million for the 13 weeks ended May 3, 2003, from $4.7 million for the 13 weeks ended May 4, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity for the 13 weeks ended May 3, 2003 have been borrowings under the revolving credit facility and proceeds from sale-leaseback transactions.

     Net cash used in operating activities was $46.3 million for the 13 weeks ended May 3, 2003 compared to $10.3 million for the 13 weeks ended May 4, 2002. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis. Changes in inventory turnover affect net cash used in operating activities. Trailing four quarters inventory turnover was 3.64, and 3.62 as of May 3, 2003 and May 4, 2002, respectively. Accounts payable as a percentage of merchandise inventory was 47% as of both May 3, 2003 and May 4, 2002.

     Net cash used in investing activities was $2.0 million for the 13 weeks ended May 3, 2003 compared to $4.6 million for the 13 weeks ended May 4, 2002. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. During the 13 weeks ended May 3, 2003 and May 4, 2002, the Company opened eight and six new stores, respectively, and relocated one and three stores during the 13 weeks ended May 3, 2003 and May 4, 2002, respectively. During the 13 weeks ended May 3, 2003, the Company completed one building sale-leaseback of $5.0 million for which the capital expenditures were incurred in 2002.

     Net cash provided by financing activities for the 13 weeks ended May 3, 2003 was $52.9 million compared to $19.0 million for the 13 weeks ended May 4, 2002. Financing activities consist primarily of borrowings under the revolving credit facility and proceeds from transactions in the Company’s common stock. During the 13 weeks ended May 3, 2003, the Company received proceeds of $3.6 million from the exercise of employee stock options.

     The Company’s liquidity and capital needs have generally been met by cash from operations and borrowings under the revolving credit facility. This credit facility provides for borrowings in an aggregate outstanding principal amount of up to $180 million, including up to $25 million in the form of letters of credit. The actual availability under the credit facility is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Outstanding borrowings on the credit facility, as of May 3, 2003 and February 1, 2003 were $45.3 million and $0, respectively. Total remaining borrowing capacity, after subtracting letters of credit as of May 3, 2003 was $122.3 million. Interest on outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate or, if the Company elects, at the one month LIBOR plus 1.25% based on the Company’s current interest coverage ratio. The Company’s obligations under the credit facility are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The credit facility matures on May 30, 2006. The Company has used the credit facility to meet seasonal working capital requirements and to support the Company’s growth.

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

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of May 3, 2003 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

     The following table summarizes the Company’s material contractual obligations, including both on-and off-balance sheet arrangements in effect at May 3, 2003:

	Nine Months
	Ending
	January 31,	Fiscal	Fiscal
	2004	2004	2005	Thereafter	Total

	(dollars in thousands)
Contractual obligations:

Long-term debt	$120	$174	$193	$46,067	$46,554

Capital lease obligations	41	60	66	2,079	2,246

Operating lease obligations	78,596	108,278	105,516	1,076,898	1,369,288

Total contractual obligations	$78,757	$108,512	$105,775	$1,125,044	$1,418,088

The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at May 3, 2003:

	Nine Months
	Ending
	January 31,
	2004

Other commercial commitments:

Documentary letters of credit	$5,469

Standby letters of credit	6,969

Total other commercial commitments	$12,438

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the revolving credit facility. The Company’s revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. The aggregate balance outstanding under the revolving credit facility as of May 3, 2003 and February 1, 2003 totaled $45.3 million and $0, respectively. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the revolving credit facility would be approximately $0.5 million based upon fiscal 2002 average borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) within 90 days of the filing date of this Quarterly Report on Form 10-Q. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K:

     During the first quarter of 2003 and through June 12, we furnished to the Securities and Exchange Commission a Form 8-K dated May 22, 2003, announcing our first quarter 2003 financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 13, 2003 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC

By:	/s/ EDWARD W. STACK

Edward W. Stack Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES

Michael F. Hines Chief Administrative Officer and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Edward W. Stack, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Dick’s Sporting Goods, Inc.;

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD W. STACK Edward W. Stack, Chairman of the Board, Chief Executive Officer and Director Dick’s Sporting Goods, Inc.	Date: June 13, 2003

CERTIFICATIONS

I, Michael F. Hines, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Dick’s Sporting Goods, Inc.;

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL F. HINES Michael F. Hines Chief Administrative Officer and Chief Financial Officer Dick’s Sporting Goods, Inc.	Date: June 13, 2003