Form 10-Q
period 2003-08-02
DICKS SPORTING GOODS INC
filed 2003-09-03
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the quarterly period ended August 2, 2003
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
Yes                No     X

     The number of shares of common stock and Class B common stock outstanding at August 26, 2003 was 15,936,244 and 7,164,683, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	$353,521	$310,123	$658,249	$586,758

Cost of goods sold, including occupancy and distribution costs	256,973	229,770	478,854	436,366

GROSS PROFIT	96,548	80,353	179,395	150,392

Selling, general and administrative expenses	70,284	58,956	139,085	118,024

Pre-opening expenses	1,162	977	3,619	3,212

INCOME FROM OPERATIONS	25,102	20,420	36,691	29,156

Gain on sale of investment	1,212	—	1,212	—

Interest expense, net	535	886	1,040	1,740

INCOME BEFORE INCOME TAXES	25,779	19,534	36,863	27,416

Provision for income taxes	10,312	7,814	14,745	10,967

NET INCOME	$15,467	$11,720	$22,118	$16,449

EARNINGS PER COMMON SHARE:

Basic	$0.69	$0.70	$1.03	$0.98

Diluted	$0.62	$0.61	$0.90	$0.85

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	22,364	16,827	21,439	16,827

Diluted	25,108	19,362	24,574	19,365

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	August 2,	February 1,
	2003	2003

ASSETS

CURRENT ASSETS:

Cash	$16,264	$11,120

Accounts receivable, net	24,518	16,391

Inventories, net	296,708	233,497

Prepaid expenses and other current assets	6,929	5,572

Deferred income taxes	11,781	8,697

Total current assets	356,200	275,277

Property and equipment, net	79,109	80,109

Construction in progress — leased facilities	7,053	—

Other assets	25,609	20,840

TOTAL ASSETS	$467,971	$376,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$148,519	$125,208

Accrued expenses	53,481	59,239

Deferred revenue and other liabilities	17,475	22,752

Income taxes payable	—	12,763

Current portion of long-term debt and capital leases	502	213

Total current liabilities	219,977	220,175

LONG-TERM LIABILITIES:

Revolving credit borrowings	21,606	—

Long-term debt and capital leases	3,707	3,364

Non-cash obligations for construction in progress — leased facilities	7,053	—

Deferred revenue and other liabilities	14,877	12,188

Total long-term liabilities	47,243	15,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:	—	—

Preferred Stock	—	—

Common stock	157	126

Class B common stock	74	77

Additional paid-in capital	164,557	130,071

Retained earnings	32,343	10,225

Accumulated other comprehensive income	3,620	—

Total stockholders’ equity	200,751	140,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,971	$376,226

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

NET INCOME	$15,467	$11,720	$22,118	$16,449

OTHER COMPREHENSIVE INCOME:

Unrealized gain (loss) on available-for-sale securities, net of tax	4,265	(238)	4,408	(570)

Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	(788)	—	(788)	—

COMPREHENSIVE INCOME	$18,944	$11,482	$25,738	$15,879

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

			Class B				Accumulated
	Common Stock		Common Stock		Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total

BALANCE, February 1, 2003	12,567,024	$126	7,681,008	$77	$130,071	$10,225	$—	$140,499

Exchange of Class B common stock for common stock	332,000	3	(332,000)	(3)	—	—	—	—

Exercise of stock options, including tax benefit of $21,489	2,762,876	27	—	—	34,303	—	—	34,330

Sale of common stock under employee stock purchase plan	82,209	1						1

Transaction costs related to initial public offering	—	—	—	—	183	—	—	183

Net income	—	—	—	—	—	22,118	—	22,118

Unrealized gain on securities available-for-sale, net of taxes of $1,952	—	—	—	—	—	—	3,620	3,620

BALANCE, August 2, 2003	15,744,109	$157	7,349,008	$74	$164,557	$32,343	$3,620	$200,751

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	26 Weeks Ended

	August 2,	August 3,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$22,118	$16,449

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	7,288	6,579

Deferred income taxes	(3,498)	(75)

Tax benefit from exercise of stock options	21,489	—

Gain on sale of investment	(1,212)	—

Other non-cash items	2,067	—

Changes in assets and liabilities:

Accounts receivable	(9,329)	3,313

Inventories	(63,211)	(47,022)

Prepaid expenses and other assets	(400)	(1,816)

Accounts payable	14,639	26,176

Accrued expenses	(5,758)	(1,163)

Income taxes payable	(12,763)	(1,173)

Deferred revenue and other liabilities	(5,315)	(4,214)

Net cash used in operating activities	(33,885)	(2,946)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale-leaseback transactions	9,398	3,094

Capital expenditures	(16,978)	(14,169)

Decrease in recoverable costs from developed properties	1,203	—

Proceeds from sale of investment	1,470	—

Net cash used in investing activities	(4,907)	(11,075)

CASH FLOWS FROM FINANCING ACTIVITIES:

Revolving credit borrowings, net	21,606	13,226

Borrowings (payments) on long-term debt and capital leases	632	(111)

Proceeds from sale of common stock under employee stock purchase plan	1,342	—

Proceeds from exercise of stock options	11,501	—

Increase in bank overdraft	8,672	5,804

Other	183	—

Net cash provided by financing activities	43,936	18,919

NET INCREASE IN CASH	5,144	4,898

CASH, BEGINNING OF PERIOD	11,120	8,976

CASH, END OF PERIOD	$16,264	$13,874

Supplemental non-cash investing and financing activities:

Construction in progress — leased facilities	$7,053	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its subsidiary.

2. Unaudited Interim Financial Data

     The interim financial information as of August 2, 2003 and for the 13 and 26 weeks ended August 2, 2003 and August 3, 2002 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2003 dated April 29, 2003, as filed with the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended August 2, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 or any other period.

3. Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and warrants, calculated by applying the treasury stock method.

     We are reporting earnings per share in accordance with accounting principles generally accepted in the United States of America and are disclosing earnings per share on a pro-forma basis. We effected an initial public offering on October 16, 2002. The pro-forma amounts assume that the initial public offering took place at the beginning of the 13 and 26 weeks ended August 3, 2002, and excludes interest expense, net of tax, of $131 and $262 for the 13 and 26 weeks ended August 3, 2002, respectively, on the portion of our revolving credit facility that would have been paid down with the proceeds to us from the initial public offering. The pro-forma results also include an increase in shares for basic and diluted earnings per share purposes as if the initial public offering was executed prior to the beginning of the 13 and 26 weeks ended August 3, 2002. The Company’s management believes the use of pro-forma results for the 13 and 26 weeks ended August 3, 2002 provides a more meaningful comparison to the 13 and 26 weeks ended August 2, 2003 results due to the significant increase in share count since October 15, 2002 when the Company completed its initial public offering, and the related reduction in interest expense due to the application of the net proceeds thereof.

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended

			Pro-Forma
	August 2,	August 3,	August 3,
	2003	2002	2002

	(In thousands, except per share data)
Earnings per common share — Basic:

Net income	$15,467	$11,720	$11,851

Weighted average common shares outstanding	22,364	16,827	19,599

Earnings per common share	$0.69	$0.70	$0.60

Earnings per common share — Diluted:

Net income	$15,467	$11,720	$11,851

Weighted average common shares outstanding — basic	22,364	16,827	19,599

Stock options and warrants	2,744	2,535	2,577

Weighted average common shares outstanding	25,108	19,362	22,176

Earnings per common share	$0.62	$0.61	$0.53

	26 Weeks Ended

			Pro-Forma
	August 2,	August 3,	August 3,
	2003	2002	2002

	(In thousands, except per share data)
Earnings per common share — Basic:

Net income	$22,118	$16,449	$16,711

Weighted average common shares outstanding	21,439	16,827	19,599

Earnings per common share	$1.03	$0.98	$0.85

Earnings per common share — Diluted:

Net income	$22,118	$16,449	$16,711

Weighted average common shares outstanding — basic	21,439	16,827	19,599

Stock options and warrants	3,135	2,538	2,580

Weighted average common shares outstanding	24,574	19,365	22,179

Earnings per common share	$0.90	$0.85	$0.75

4. Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized where the exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant. The pro-forma net income and earnings per share in the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Net income, as reported	$15,467	$11,720	$22,118	$16,449

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(614)	(248)	(1,235)	(535)

Pro-forma net income	$14,853	$11,472	$20,883	$15,914

Earnings per share:

Basic — as reported	$0.69	$0.70	$1.03	$0.98

Basic — pro-forma	$0.66	$0.68	$0.97	$0.95

Diluted — as reported	$0.62	$0.61	$0.90	$0.85

Diluted — pro-forma	$0.59	$0.59	$0.85	$0.82

5. Newly Issued Accounting Pronouncements

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

6. Construction In Progress – Leased Facilities

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings, for accounting purposes only, for various building leases during the construction period. As such, the Company has recognized a non-cash asset and related non-cash obligation of $7.1 million as of August 2, 2003. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

7. Reclassifications

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

OVERVIEW

     The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. As of August 2, 2003, the Company operated 151 stores in 27 states throughout the Eastern half of the United States.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated the Company’s Condensed Consolidated Statements of Income data as a percentage of the Company’s net sales:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold, including occupancy and distribution costs	72.7	74.1	72.7	74.4

Gross profit	27.3	25.9	27.3	25.6

Selling, general and administrative expenses	19.9	19.0	21.1	20.1

Pre-opening expenses	0.3	0.3	0.6	0.5

Income from operations	7.1	6.6	5.6	5.0

Gain on sale of investment	0.3	—	0.2	—

Interest expense, net	0.1	0.3	0.2	0.3

Income before income taxes	7.3	6.3	5.6	4.7

Provision for income taxes	2.9	2.5	2.2	1.9

Net income	4.4%	3.8%	3.4%	2.8%

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

13 WEEKS ENDED AUGUST 2, 2003 COMPARED TO THE 13 WEEKS ENDED AUGUST 3, 2002

Net Sales

     Net sales increased by $43.4 million, or 14%, to $353.5 million for the 13 weeks ended August 2, 2003, from $310.1 million for the 13 weeks ended August 3, 2002. This increase resulted from a comparable store sales increase of $4.4 million, or 1.5%, and an increase of $39.0 million in non-comparable store sales. The increase in comparable store sales is attributable to sales increases in water sports, women’s apparel, team sports and exercise. These increases were partially offset by lower sales of in-line skates, bikes and fishing tackle.

Gross Profit

     Gross profit increased by $16.1 million, or 20%, to $96.5 million for the 13 weeks ended August 2, 2003, from $80.4 million for the 13 weeks ended August 3, 2002. As a percentage of net sales, gross profit increased to 27.3% for the 13 weeks ended August 2, 2003, from 25.9% for the 13 weeks ended August 3, 2002. The gross profit percentage was favorably impacted by improved merchandise margin, lower shrink expense and improved productivity at the Company’s distribution center.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $11.3 million to $70.3 million for the 13 weeks ended August 2, 2003, from $59.0 million for the 13 weeks ended August 3, 2002. As a percentage of net sales, selling, general and administrative expenses increased from 19.0% for the 13 weeks ended August 3, 2002 to 19.9% for the 13 weeks ended August 2, 2003. The percentage increase was due primarily to increased net advertising expense, expenses relating to additional employer payroll taxes required as a result of stock option exercises and additional professional and insurance expenses associated with being a public company for the 13 weeks ended August 2, 2003 as compared to being a private company for the 13 weeks ended August 3, 2002.

Pre-Opening Expenses

     Pre-opening expenses increased by $0.2 million to $1.2 million for the 13 weeks ended August 2, 2003, from $1.0 million for the 13 weeks ended August 3, 2002. Pre-opening expenses were for the addition of two new stores for the 13 weeks ended August 2, 2003, compared to three new stores for the 13 weeks ended August 3, 2002.

Income from Operations

     Income from operations increased by $4.7 million, or 23%, to $25.1 million for the 13 weeks ended August 2, 2003, from $20.4 million for the 13 weeks ended August 3, 2002. The increase in income from operations is primarily attributable to a higher gross margin percentage combined with operating income from non-comparable stores.

Gain on Sale of Investment

     Gain on sale of investment of $1.2 million for the 13 weeks ended August 2, 2003 resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.

Interest Expense, Net

     Interest expense decreased by $0.4 million to $0.5 million for the 13 weeks ended August 2, 2003, from $0.9 million for the 13 weeks ended August 3, 2002. This decrease was due to lower interest rates and lower average borrowings.

Provision for Income Taxes

     The Company’s effective tax rate was 40% for both the 13 weeks ended August 2, 2003 and the 13 weeks ended August 3, 2002.

Net Income

     Net income increased by $3.8 million, or 32%, to $15.5 million for the 13 weeks ended August 2, 2003, from $11.7 million for the 13 weeks ended August 3, 2002.

26 WEEKS ENDED AUGUST 2, 2003 COMPARED TO THE 26 WEEKS ENDED AUGUST 3, 2002

Net Sales

     Net sales increased by $71.4 million, or 12%, to $658.2 million for the 26 weeks ended August 2, 2003, from $586.8 million for the 26 weeks ended August 3, 2002. This increase resulted from a comparable store sales increase of $2.3 million, or 0.4%, and an increase of $69.1 million in non-comparable store sales. The increase in comparable store sales is attributable to sales increases in water sports, team sports and women’s apparel. These increases were partially offset by lower sales of in-line skates, fishing tackle and golf.

Gross Profit

     Gross profit increased by $29.0 million, or 19%, to $179.4 million for the 26 weeks ended August 2, 2003, from $150.4 million for the 26 weeks ended August 3, 2002. As a percentage of net sales, gross profit increased to 27.3% for the 26 weeks ended August 2, 2003, from 25.6% for the 26 weeks ended August 3, 2002. The gross profit percentage was favorably impacted by improved merchandise margin, lower shrink expense and improved productivity at the Company’s distribution center.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $21.1 million to $139.1 million for the 26 weeks ended August 2, 2003, from $118.0 million for the 26 weeks ended August 3, 2002. As a percentage of net sales, selling, general and administrative expenses increased from 20.1% for the 26 weeks ended August 3, 2002 to 21.1% for the 26 weeks ended August 2, 2003. The percentage increase was due primarily to higher information systems costs, increased net advertising expense and higher professional and insurance expenses associated with being a public company for the 26 weeks ended August 2, 2003 as compared to being a private company for the 26 weeks ended August 3, 2002.

Pre-Opening Expenses

     Pre-opening expenses increased by $0.4 million to $3.6 million for the 26 weeks ended August 2, 2003, from $3.2 million for the 26 weeks ended August 3, 2002. Pre-opening expenses were for the addition of ten new stores and one relocated store for the 26 weeks ended August 2, 2003, compared to nine new stores and three relocated stores for the 26 weeks ended August 3, 2002.

Income from Operations

     Income from operations increased by $7.5 million, or 26%, to $36.7 million for the 26 weeks ended August 2, 2003, from $29.2 million for the 26 weeks ended August 3, 2002. The increase in income from operations is primarily attributable to a higher gross margin percentage combined with operating income from non-comparable stores.

Gain on Sale of Investment

     Gain on sale of investment of $1.2 million for the 26 weeks ended August 2, 2003 resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.

Interest Expense, Net

     Interest expense decreased by $0.7 million to $1.0 million for the 26 weeks ended August 2, 2003, from $1.7 million for the 26 weeks ended August 3, 2002. This decrease was due to lower interest rates and lower average borrowings.

Provision for Income Taxes

     The Company’s effective tax rate was 40% for both the 26 weeks ended August 2, 2003 and the 26 weeks ended August 3, 2002.

Net Income

     Net income increased by $5.7 million, or 34%, to $22.1 million for the 26 weeks ended August 2, 2003, from $16.4 million for the 26 weeks ended August 3, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity for the 26 weeks ended August 2, 2003 have been our net income, borrowings under our revolving credit facility, proceeds and related tax benefit from the exercise of stock options and proceeds from sale-leaseback transactions.

     Net cash used in operating activities was $33.9 million for the 26 weeks ended August 2, 2003 compared to $2.9 million for the 26 weeks ended August 3, 2002. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis. Changes in inventory turnover affect net cash used in operating activities. Trailing four quarters inventory turnover was 3.60 and 3.67 as of August 2, 2003 and August 3, 2002, respectively. The reduction in inventory turn is attributable to an increase in in-transit import inventory where we take possession of inventory overseas at the point of shipment. Accounts payable was 50% of inventory at August 2, 2003 and 51% of inventory at August 3, 2002.

     Net cash used in investing activities was $4.9 million for the 26 weeks ended August 2, 2003 compared to $11.1 million for the 26 weeks ended August 3, 2002. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. During the 26 weeks ended August 2, 2003 and August 3, 2002, the Company opened ten and nine new stores, respectively, and relocated one and three stores during the 26 weeks ended August 2, 2003 and August 3, 2002, respectively. During the 26 weeks ended August 2, 2003, the Company completed one building sale-leaseback of $5.0 million for which the capital expenditures were incurred in 2002. The Company generated $1.5 million in proceeds from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings, for accounting purposes only, for various building leases during the construction period. As such, the Company has recognized a non-cash asset and related non-cash obligation of $7.1 million as of August 2, 2003. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

     Net cash provided by financing activities was $43.9 million for the 26 weeks ended August 2, 2003 compared to $18.9 million for the 26 weeks ended August 3, 2002. Financing activities consist primarily of borrowings under the revolving credit facility and proceeds from transactions in the Company’s common stock. During the 26 weeks ended August 2, 2003, the Company received proceeds of $12.8 million from the exercise of employee stock options and purchases of common stock under the employee stock purchase plan.

     The Company’s liquidity and capital needs have generally been met by cash from operations and borrowings under the revolving credit facility. This credit facility provides for borrowings in an aggregate outstanding principal amount of up to $180 million, including up to $25 million in the form of letters of credit. The actual availability under the credit facility is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Outstanding borrowings on the credit facility, as of August 2, 2003 and February 1, 2003 were $21.6 million and $0, respectively. Total remaining borrowing capacity, after subtracting letters of credit as of August 2, 2003 was $137.0 million. Interest on outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate or, if the Company elects, at the one month LIBOR plus 1.25% based on the Company’s current interest coverage ratio. The Company’s obligations under the credit facility are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The credit facility matures on May 30, 2006. The Company has used the credit facility to meet seasonal working capital requirements and to support the Company’s growth.

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

     Cash requirements in fiscal 2003, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores and investments in information technology. The Company plans to open 22 new stores during fiscal 2003. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores as well as other infrastructure improvements. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures in fiscal 2003 to be approximately $28.0 million.

     The Company believes that existing cash flows generated from operations and funds available under our credit facility will be sufficient to satisfy our capital requirements through fiscal 2003. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of August 2, 2003 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

     The following table summarizes the Company’s material contractual obligations, including both on-and off-balance sheet arrangements in effect at August 2, 2003:

	26 Weeks
	Ending
	January 31,	Fiscal	Fiscal
	2004	2004	2005	Thereafter	Total

			(Dollars in thousands)
Contractual obligations:

Long-term debt	$81	$174	$193	$22,398	$22,846

Capital lease obligations	163	333	346	2,084	2,926

Operating lease obligations	53,851	115,033	117,143	1,269,885	1,555,912

Total contractual obligations	$54,095	$115,540	$117,682	$1,294,367	$1,581,684

     The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at August 2, 2003:

	26 Weeks
	Ending
	January 31,	Fiscal
	2004	2004	Total

	(Dollars in thousands)
Other commercial commitments:

Documentary letters of credit	$13,992	$—	$13,992

Standby letters of credit	6,968	392	7,360

Total other commercial commitments	$20,960	$392	$21,352

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the revolving credit facility. The Company’s revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. The aggregate balance outstanding under the revolving credit facility as of August 2, 2003 and February 1, 2003 totaled $21.6 million and $0, respectively. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the revolving credit facility would be approximately $0.5 million based upon fiscal 2002 average borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 at the end of the reporting period of this Quarterly Report on Form 10-Q. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of the Company held on June 3, 2003, the stockholders elected two Class A directors to serve until their terms expire in 2006, approved the Company’s 2002 Stock Plan and approved the Company’s Employee Stock Purchase Plan.

     The table below shows the results of the stockholders’ voting:

			Votes
	Votes in		Withheld/	Broker
	Favor	Against	Abstentions	Non-Votes

Election of Class A Directors:

David I. Fuente	79,679,123	—	129,411	—

William J. Colombo	79,729,448	—	79,086	—

Approval of the Company’s 2002 Stock Plan	75,979,797	761,188	2,924	3,064,625

Approval of the Company’s Employee Stock Purchase Plan	76,465,570	276,035	2,304	3,064,625

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits:

4.1	Tenth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 7, 2003.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.     Reports on Form 8-K:

     During the second quarter of 2003 and through September 2, we furnished to the Securities and Exchange Commission a Form 8-K dated August 21, 2003, announcing our second quarter 2003 financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 3, 2003 on its behalf by the undersigned, thereunto duly authorized.

     DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES Michael F. Hines Chief Administrative Officer and Chief Financial Officer (principal financial and accounting officer)