Form 10-Q
period 2003-11-01
DICKS SPORTING GOODS INC
filed 2003-12-09
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Yes                No     X

The number of shares of common stock and Class B common stock outstanding at December 1, 2003 was 16,260,469 and 7,132,683, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales	$338,164	$290,616	$996,413	$877,375

Cost of goods sold, including occupancy and distribution costs	249,325	218,487	728,179	654,853

GROSS PROFIT	88,839	72,129	268,234	222,522

Selling, general and administrative expenses	80,210	64,984	219,295	183,007

Pre-opening expenses	2,594	1,649	6,212	4,861

INCOME FROM OPERATIONS	6,035	5,496	42,727	34,654

Gain on sale of investment	2,324	—	3,536	—

Interest expense, net	504	907	1,545	2,647

INCOME BEFORE INCOME TAXES	7,855	4,589	44,718	32,007

Provision for income taxes	3,142	1,835	17,887	12,803

NET INCOME	$4,713	$2,754	$26,831	$19,204

EARNINGS PER COMMON SHARE:

Basic	$0.20	$0.16	$1.22	$1.13

Diluted	$0.18	$0.14	$1.08	$0.98

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	23,215	17,365	22,031	17,006

Diluted	25,584	19,992	24,927	19,512

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	November 1,	February 1,
	2003	2003

ASSETS

CURRENT ASSETS:

Cash	$14,694	$11,120

Accounts receivable, net	25,826	16,391

Inventories, net	370,356	233,497

Prepaid expenses and other current assets	6,306	5,572

Deferred income taxes	12,836	8,697

Total current assets	430,018	275,277

Property and equipment, net	86,340	80,109

Construction in progress — leased facilities	10,767	—

Other assets	22,177	20,840

TOTAL ASSETS	$549,302	$376,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$175,561	$125,208

Accrued expenses	62,200	59,239

Deferred revenue and other liabilities	25,434	22,752

Income taxes payable	—	12,763

Current portion of long-term debt and capital leases	479	213

Total current liabilities	263,674	220,175

LONG-TERM LIABILITIES:

Revolving credit borrowings	50,141	—

Long-term debt and capital leases	3,561	3,364

Non-cash obligations for construction in progress — leased facilities	10,767	—

Deferred revenue and other liabilities	13,019	12,188

Total long-term liabilities	77,488	15,552

STOCKHOLDERS’ EQUITY:

Preferred stock	—	—

Common stock	162	126

Class B common stock	71	77

Additional paid-in capital	167,544	130,071

Retained earnings	37,056	10,225

Accumulated other comprehensive income	3,307	—

Total stockholders’ equity	208,140	140,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$549,302	$376,226

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

NET INCOME	$4,713	$2,754	$26,831	$19,204

OTHER COMPREHENSIVE INCOME:

Unrealized gain (loss) on available-for-sale securities, net of tax	1,198	(131)	5,606	(701)

Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	(1,511)	—	(2,299)	—

COMPREHENSIVE INCOME	$4,400	$2,623	$30,138	$18,503

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

			Class B				Accumulated
	Common Stock		Common Stock		Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total

BALANCE, February 1, 2003	12,567,024	$126	7,681,008	$77	$130,071	$10,225	$—	$140,499

Exchange of Class B common stock for common stock	548,325	6	(548,325)	(6)	—	—	—	—

Exercise of stock options, including tax benefit of $23,594	2,972,934	29	—	—	35,949	—	—	35,978

Sale of common stock under employee stock purchase plan	82,209	1	—	—	1,341	—	—	1,342

Transaction costs related to initial public offering	—	—	—	—	183	—	—	183

Net income	—	—	—	—	—	26,831	—	26,831

Unrealized gain on securities available-for-sale, net of taxes of $2,124	—	—	—	—	—	—	3,307	3,307

BALANCE, November 1, 2003	16,170,492	$162	7,132,683	$71	$167,544	$37,056	$3,307	$208,140

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended

	November 1,	November 2,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$26,831	$19,204

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	12,993	10,077

Deferred income taxes	(4,053)	(112)

Tax benefit from exercise of stock options	23,594	—

Gain on sale of investment	(3,536)	—

Other non-cash items	2,067	—

Changes in assets and liabilities:

Accounts receivable	(7,472)	(2,581)

Inventories	(136,859)	(94,502)

Prepaid expenses and other assets	538	(2,634)

Accounts payable	43,530	41,106

Accrued expenses	2,961	8,618

Income taxes payable	(12,763)	(5,728)

Deferred revenue and other liabilities	2,681	(4,508)

Net cash used in operating activities	(49,488)	(31,060)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale-leaseback transactions	12,100	5,497

Capital expenditures	(32,562)	(20,528)

Increase in recoverable costs from developed properties	(1,963)	—

Proceeds from sale of investment	4,150	—

Net cash used in investing activities	(18,275)	(15,031)

CASH FLOWS FROM FINANCING ACTIVITIES:

Revolving credit borrowings, net	50,141	21,468

Borrowings (payments) on long-term debt and capital leases	463	(158)

Proceeds from sale of common stock in initial public offering	—	30,935

Proceeds from sale of common stock under employee stock purchase plan	1,342	—

Proceeds from exercise of stock options	12,385	292

Increase in bank overdraft	6,823	3,579

Other	183	(3,000)

Net cash provided by financing activities	71,337	53,116

NET INCREASE IN CASH	3,574	7,025

CASH, BEGINNING OF PERIOD	11,120	8,976

CASH, END OF PERIOD	$14,694	$16,001

Supplemental non-cash investing and financing activities:

Construction in progress — leased facilities	$10,767	$—

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

2. Unaudited Interim Financial Data

     The interim financial information as of November 1, 2003 and for the 13 and 39 weeks ended November 1, 2003 and November 2, 2002 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2003 dated April 29, 2003, as filed with the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended November 1, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 or any other period.

3. Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and warrants, calculated by applying the treasury stock method.

     We are reporting earnings per share in accordance with accounting principles generally accepted in the United States of America and are disclosing earnings per share on a pro-forma basis. We effected an initial public offering on October 16, 2002. The pro-forma amounts assume that the initial public offering took place at the beginning of the 13 and 39 weeks ended November 2, 2002, and exclude interest expense, net of tax, of $109 and $373 for the 13 and 39 weeks ended November 2, 2002, respectively, on the portion of our revolving credit facility that would have been paid down with the proceeds to us from the initial public offering. The pro-forma results also include an increase in shares for basic and diluted earnings per share purposes as if the initial public offering was executed prior to the beginning of the 13 and 39 weeks ended November 2, 2002. The Company’s management believes the use of pro-forma results for the 13 and 39 weeks ended November 2, 2002 provides a more meaningful comparison to the 13 and 39 weeks ended November 1, 2003 results due to the significant increase in shares since October 15, 2002 when the Company completed its initial public offering, and the related reduction in interest expense due to the application of the net proceeds thereof.

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended

			Pro-Forma
	November 1,	November 2,	November 2,
	2003	2002	2002

	(In thousands, except per share data)
Earnings per common share — Basic:

Net income	$4,713	$2,754	$2,863

Weighted average common shares outstanding	23,215	17,365	19,619

Earnings per common share	$0.20	$0.16	$0.15

Earnings per common share — Diluted:

Net income	$4,713	$2,754	$2,863

Weighted average common shares outstanding — basic	23,215	17,365	19,619

Stock options and warrants	2,369	2,627	2,624

Weighted average common shares outstanding	25,584	19,992	22,243

Earnings per common share	$0.18	$0.14	$0.13

	39 Weeks Ended

			Pro-Forma
	November 1,	November 2,	November 2,
	2003	2002	2002

	(In thousands, except per share data)
Earnings per common share — Basic:

Net income	$26,831	$19,204	$19,577

Weighted average common shares outstanding	22,031	17,006	19,606

Earnings per common share	$1.22	$1.13	$1.00

Earnings per common share — Diluted:

Net income	$26,831	$19,204	$19,577

Weighted average common shares outstanding — basic	22,031	17,006	19,606

Stock options and warrants	2,896	2,506	2,592

Weighted average common shares outstanding	24,927	19,512	22,198

Earnings per common share	$1.08	$0.98	$0.88

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

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$4,713	$2,754	$26,831	$19,204

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(814)	(248)	(2,049)	(784)

Pro-forma net income	$3,899	$2,506	$24,782	$18,420

Earnings per share:

Basic — as reported	$0.20	$0.16	$1.22	$1.13

Basic — pro-forma	$0.17	$0.14	$1.12	$1.08

Diluted — as reported	$0.18	$0.14	$1.08	$0.98

Diluted — pro-forma	$0.15	$0.13	$0.99	$0.94

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

6. Construction In Progress — Leased Facilities

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings, for accounting purposes only, for various building leases during the construction period. As such, the Company has recognized a non-cash asset and related non-cash obligation of $10.8 million as of November 1, 2003. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

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

OVERVIEW

     The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. As of November 1, 2003, the Company operated 162 stores in 27 states throughout the Eastern half of the United States.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated the Company’s Condensed Consolidated Statements of Income data as a percentage of the Company’s net sales:

	13 Weeks Ended (1)		39 Weeks Ended (1)

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold, including occupancy and distribution costs	73.7	75.2	73.1	74.6

Gross profit	26.3	24.8	26.9	25.4

Selling, general and administrative expenses	23.7	22.4	22.0	20.9

Pre-opening expenses	0.8	0.6	0.6	0.6

Income from operations	1.8	1.9	4.3	3.9

Gain on sale of investment	0.7	—	0.4	—

Interest expense, net	0.1	0.3	0.2	0.3

Income before income taxes	2.3	1.6	4.5	3.6

Provision for income taxes	0.9	0.6	1.8	1.5

Net income	1.4	0.9	2.7	2.2

(1)	due to rounding, columns may not add

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

13 WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THE 13 WEEKS ENDED NOVEMBER 2, 2002

Net Sales

     Net sales increased by $47.6 million, or 16%, to $338.2 million for the 13 weeks ended November 1, 2003, from $290.6 million for the 13 weeks ended November 2, 2002. This increase resulted from a comparable store sales increase of $6.9 million, or 2.5%, and an increase of $40.7 million in non-comparable store sales. The increase in comparable store sales is attributable to sales increases in team sports, licensed apparel, women’s apparel and water sports. These increases were partially offset by lower sales of in-line skates, fishing tackle and hunting clothing.

Gross Profit

     Gross profit increased by $16.7 million, or 23%, to $88.8 million for the 13 weeks ended November 1, 2003, from $72.1 million for the 13 weeks ended November 2, 2002. As a percentage of net sales, gross profit increased to 26.3% for the 13 weeks ended November 1, 2003, from 24.8% for the 13 weeks ended November 2, 2002. The gross profit percentage was favorably impacted by improved merchandise margin, a reclassification of cooperative advertising funds from selling, general and administrative expenses, as fewer of these funds were directly tied to advertising expenditures this year as compared to last year and improved productivity at the Company’s distribution center. These increases were partially offset by expenses related to the closing of two women’s apparel concept test stores.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $15.2 million to $80.2 million for the 13 weeks ended November 1, 2003, from $65.0 million for the 13 weeks ended November 2, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 23.7% for the 13 weeks ended November 1, 2003, from 22.4% for the 13 weeks ended November 2, 2002. The percentage increase was due primarily to the reclassification of cooperative advertising funds to cost of sales (as discussed above), relocation expense for new hires and transferred associates and additional professional and insurance expenses associated with being a public company for the 13 weeks ended November 1, 2003 as compared to being a private company for the majority of the 13 weeks ended November 2, 2002.

Pre-Opening Expenses

     Pre-opening expenses increased by $1.0 million to $2.6 million for the 13 weeks ended November 1, 2003, from $1.6 million for the 13 weeks ended November 2, 2002. Pre-opening expenses were for the addition of 11 new stores for the 13 weeks ended November 1, 2003, compared to seven new stores for the 13 weeks ended November 2, 2002.

Income from Operations

     Income from operations increased by $0.5 million, or 9%, to $6.0 million for the 13 weeks ended November 1, 2003, from $5.5 million for the 13 weeks ended November 2, 2002. The increase in income from operations is primarily attributable to a higher gross margin percentage combined with operating income from non-comparable stores. Excluding the $2.2 million of expenses related to the closing of the two women’s apparel concept test stores, income from operations increased $2.7 million, or 49%, to $8.2 million for the 13 weeks ended November 1, 2003 (this number is calculated as GAAP income from operations (or $6.0 million) for the 13 weeks ended November 1, 2003, plus the expense incurred with the closing of two women’s apparel concept test stores (or $2.2 million); the percentage increase is calculated by dividing the difference between the adjusted income from operations number and the income from operations number for the 13 weeks ended November 2, 2002 and dividing it by the income from operations for the 13 weeks ended November 2, 2002). The Company believes providing income from operations adjusted for the women’s concept store closings provides a further understanding of operating results as compared to the prior year.

Gain on Sale of Investment

     Gain on sale of investment of $2.3 million for the 13 weeks ended November 1, 2003 resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.

Interest Expense, Net

     Interest expense decreased by $0.4 million to $0.5 million for the 13 weeks ended November 1, 2003, from $0.9 million for the 13 weeks ended November 2, 2002. This decrease was due to lower interest rates and lower average borrowings.

Provision for Income Taxes

     The Company’s effective tax rate was 40% for both the 13 weeks ended November 1, 2003 and the 13 weeks ended November 2, 2002.

Net Income

     Net income increased by $1.9 million, or 68%, to $4.7 million for the 13 weeks ended November 1, 2003, from $2.8 million for the 13 weeks ended November 2, 2002.

39 WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THE 39 WEEKS ENDED NOVEMBER 2, 2002

Net Sales

     Net sales increased by $119.0 million, or 14%, to $996.4 million for the 39 weeks ended November 1, 2003, from $877.4 million for the 39 weeks ended November 2, 2002. This increase resulted from a comparable store sales increase of $8.1 million, or 1.0%, and an increase of $110.9 million in non-comparable store sales. The increase in comparable store sales is attributable to sales increases in team sports, water sports and women’s apparel. These increases were partially offset by lower sales of in-line skates, fishing tackle and golf.

Gross Profit

     Gross profit increased by $45.7 million, or 21%, to $268.2 million for the 39 weeks ended November 1, 2003, from $222.5 million for the 39 weeks ended November 2, 2002. As a percentage of net sales, gross profit increased to 26.9% for the 39 weeks ended November 1, 2003, from 25.4% for the 39 weeks ended November 2, 2002. The gross profit percentage was favorably impacted by improved merchandise margin, lower shrink expense, a reclassification of cooperative advertising funds from selling, general and administrative expense, as fewer of these funds were directly tied to advertising expenditures this year as compared to last year and improved productivity at the Company’s distribution center.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $36.3 million to $219.3 million for the 39 weeks ended November 1, 2003, from $183.0 million for the 39 weeks ended November 2, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 22.0% for the 39 weeks ended November 1, 2003 from 20.9% for the 39 weeks ended November 2, 2002. The percentage increase was due primarily to the reclassification of cooperative advertising funds to cost of sales (as discussed above), higher information systems costs, higher professional and insurance expenses associated with being a public company for the 39 weeks ended November 1, 2003 as compared to being a private company for the majority of the 39 weeks ended November 2, 2002 and relocation expense for new hires and transferred associates.

Pre-Opening Expenses

     Pre-opening expenses increased by $1.3 million to $6.2 million for the 39 weeks ended November 1, 2003, from $4.9 million for the 39 weeks ended November 2, 2002. Pre-opening expenses were for the addition of 21 new stores and one relocated store for the 39 weeks ended November 1, 2003, compared to 16 new stores and three relocated stores for the 39 weeks ended November 2, 2002.

Income from Operations

     Income from operations increased by $8.0 million, or 23%, to $42.7 million for the 39 weeks ended November 1, 2003, from $34.7 million for the 39 weeks ended November 2, 2002. The increase in income from operations is primarily attributable to a higher gross margin percentage combined with operating income from non-comparable stores.

Gain on Sale of Investment

     Gain on sale of investment of $3.5 million for the 39 weeks ended November 1, 2003 resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.

Interest Expense, Net

     Interest expense decreased by $1.1 million to $1.5 million for the 39 weeks ended November 1, 2003, from $2.6 million for the 39 weeks ended November 2, 2002. This decrease was due to lower interest rates and lower average borrowings.

Provision for Income Taxes

     The Company’s effective tax rate was 40% for both the 39 weeks ended November 1, 2003 and the 39 weeks ended November 2, 2002.

Net Income

     Net income increased by $7.6 million, or 40%, to $26.8 million for the 39 weeks ended November 1, 2003, from $19.2 million for the 39 weeks ended November 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity for the 39 weeks ended November 1, 2003 have been our net income, borrowings under our revolving credit facility, proceeds and related tax benefit from the exercise of stock options and proceeds from sale-leaseback transactions.

     Net cash used in operating activities was $49.5 million for the 39 weeks ended November 1, 2003 compared to $31.1 million for the 39 weeks ended November 2, 2002. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis. Inventory levels increased largely due to the addition of new stores, an increase in in-transit import inventory where we take possession overseas, and changes in the product mix including expanded assortments of athletic apparel, team licensed product, and paintball. Accounts payable was 47% of inventory at both November 1, 2003 and November 2, 2002.

     Net cash used in investing activities was $18.3 million for the 39 weeks ended November 1, 2003 compared to $15.0 million for the 39 weeks ended November 2, 2002. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. During the 39 weeks ended November 1, 2003 and November 2, 2002, the Company opened 21 and 16 new stores, respectively, and relocated one and three stores during the 39 weeks ended November 1, 2003 and November 2, 2002, respectively. During the 39 weeks ended November 1, 2003, the Company completed one building sale-leaseback of $5.0 million for which the capital expenditures were incurred in 2002. The Company generated $4.2 million in proceeds from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider during the 39 weeks ended November 1, 2003.

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings, for accounting purposes only, for various building leases during the construction period. As such, the Company has recognized a non-cash asset and related non-cash obligation of $10.8 million as of November 1, 2003. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

     Net cash provided by financing activities was $71.3 million for the 39 weeks ended November 1, 2003 compared to $53.1 million for the 39 weeks ended November 2, 2002. Financing activities consist primarily of borrowings under the revolving credit facility and proceeds from transactions in the Company’s common stock. During the 39 weeks ended November 1, 2003, the Company received proceeds of $13.7 million from the exercise of employee stock options and purchases of common stock under the employee stock purchase plan.

     The Company’s liquidity and capital needs have generally been met by cash from operations and borrowings under the revolving credit facility. This credit facility provides for borrowings in an aggregate outstanding principal amount of up to $180 million, including up to $50 million in the form of letters of credit. The actual availability under the credit facility is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Outstanding borrowings on the credit facility, as of November 1, 2003 and February 1, 2003 were $50.1 million and $0, respectively. Total remaining borrowing capacity, after subtracting letters of credit as of November 1, 2003 was $119.8 million. Interest on outstanding indebtedness under the credit facility currently accrues at the lender’s prime commercial lending rate or, if the Company elects, at the one month LIBOR plus 1.25% based on the Company’s current interest coverage ratio. The Company’s obligations under the credit facility are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The credit facility matures on May 30, 2006. The Company has used the credit facility to meet seasonal working capital requirements and to support the Company’s growth.

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

     Cash requirements in fiscal 2003, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores and investments in information technology. The Company plans to open 22 new stores during fiscal 2003. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores as well as other infrastructure improvements. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures in fiscal 2003 to be approximately $37.0 million, which includes $12.4 million of building costs that will be reimbursed in fiscal 2004 under the terms of sale-leaseback agreements.

     The Company believes that existing cash flows generated from operations and funds available under our credit facility will be sufficient to satisfy our capital requirements through fiscal 2003. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of November 1, 2003 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

     The following table summarizes the Company’s material contractual obligations, including both on-and off-balance sheet arrangements in effect at November 1, 2003:

	13 Weeks
	Ending
	January 31,	Fiscal	Fiscal
	2004	2004	2005	Thereafter	Total

	(Dollars in Thousands)
Contractual obligations:

Long-term debt	$41	$174	$193	$50,928	$51,336

Capital lease obligations	82	333	346	2,084	2,845

Operating lease obligations	27,726	117,466	120,545	1,276,569	1,542,306

Total contractual obligations	$27,849	$117,973	$121,084	$1,329,581	$1,596,487

     The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at November 1, 2003:

	13 Weeks
	Ending
	January 31,	Fiscal
	2004	2004	Total

	(Dollars in Thousands)
Other commercial commitments:

Documentary letters of credit	$2,743	$—	$2,743

Standby letters of credit	6,968	392	7,360

Total other commercial commitments	$9,711	$392	$10,103

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company’s net exposure to interest rate risk consists primarily of borrowings under the revolving credit facility. The Company’s revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. The aggregate balance outstanding under the revolving credit facility as of November 1, 2003 and February 1, 2003 totaled $50.1 million and $0, respectively. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the revolving credit facility would be approximately $0.5 million based upon fiscal 2002 average borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As required by SEC Rule 13a-15(b), an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by the report. This evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on the evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects at a reasonable assurance level with respect to the recordings, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

10.1	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K:

     During the third quarter of 2003 and through December 8, we furnished to the Securities and Exchange Commission a Form 8-K dated November 18, 2003, announcing our third quarter 2003 financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 9, 2003 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK

Edward W. Stack Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES

Michael F. Hines Chief Financial Officer (principal financial and accounting officer)