Form 10-K
period 2004-01-31
DICKS SPORTING GOODS INC
filed 2004-04-08
CIK 1089063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes  ☒    No  ☐

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $557,982,288 as of August 2, 2003 based upon the closing price of the Registrant’s common stock on the New York Stock Exchange reported for August 2, 2003.

The number of shares of common stock and Class B common stock of the Registrant outstanding as of March 26, 2004 was 33,135,184 and 14,107,644, respectively.

Documents Incorporated by Reference: Part II, Item 5 and Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 2, 2004 (the “2004 Proxy Statement”).

PART I

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our senior secured revolving credit facility; factors associated with our pursuit of strategic acquisitions; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes due 2024; our expansion plans at our distribution facility; changes in our business strategies and other factors discussed elsewhere in this report in further detail under the caption “Risks and Uncertainties” as well as other reports or filings filed by us with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS

General

Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities.

As of January 31, 2004 we operated 163 stores in 27 states throughout the Eastern half of the United States. Dick’s was founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and, upon his father’s retirement in 1984, became President and Chief Executive Officer of the then two store chain.

We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive offices are located at 200 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, and our phone number is (412) 809-0100. Our website is located at www.dickssportinggoods.com. The information on our website does not constitute a part of this annual report. We include on our website free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange act of 1934, as amended.

Dick’s, Dick’s Sporting Goods, DicksSportingGoods.com, Northeast Outfitters, PowerBolt, Fitness Gear, Ativa, Walter Hagen, DBX and Acuity are our trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder.

Business Strategy

The key elements of our business strategy are:

Authentic Sporting Goods Retailer. Our history and core foundation is as a retailer of authentic athletic equipment, apparel and footwear, which means we offer athletic merchandise that is high quality and intended to enhance our customers’ performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. This merchandising approach creates loyalty from our customers who seek genuine deep product offerings, and ultimately positions us with advantages in a market which we believe will continue to benefit from new product offerings with enhanced technological features.

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

Broad Assortment of Brand Name Merchandise. We carry a wide variety of well-known brands, including Nike, Columbia, Adidas and Callaway, as well as private label products sold under names such as Ativa and Walter Hagen, which are available only in our stores. The breadth of our product selections in each category of sporting goods offers our customers a wide range of price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast.

Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) working in our stores, and as of January 31, 2004 employed 153 PGA professionals in our golf departments. We also had 175 bike mechanics to sell and service bicycles. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.

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

Exclusive Brand Offerings. We offer our customers high-quality products at competitive prices marketed under exclusive brands. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast for sale under brands such as Ativa, Walter Hagen, Northeast Outfitters, PowerBolt, Fitness Gear and DBX. Many of our products incorporate technical features such as GORE-TEX, a waterproof breathable fabric, and CoolMax, a fabric that wicks moisture away from the skin to the fabric where the moisture evaporates faster, that are typically available only through well-known brand names. Our private label products offer value to our customers at each price point and provide us with significantly higher gross margins than comparable products we sell. Private label products have grown to $154.0 million, or 10.5% of net sales in fiscal 2003 from $28.2 million, or 2.6% of net sales in fiscal 2001. We expect to continue to grow our exclusive private label offerings.

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

The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

	Fiscal Year
Merchandise Category	2003	2002	2001
Apparel	23%	22%	21%
Footwear	18	19	19
Hardlines (1)	59	59	60

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.

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

Store Design. We design our stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. In 2002, we developed another prototype store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it. Of the 23 stores we opened or relocated in 2003, 22 followed the 50,000 square foot prototype and one followed the 75,000 square foot prototype. In most of our stores, approximately 85% of store space is used for selling and approximately 15% is used for backroom storage of merchandise and office space.

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

New Store Openings. Future openings will depend upon several factors, including but not limited to general economic conditions, consumer confidence in the economy, unemployment trends, interest rates and inflation, the availability of retail store sites, real estate prices and the availability of adequate capital. Because our new store openings rely on many factors, they are subject to risks and uncertainties described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Risks and Uncertainties.”

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

We typically staff our stores with a store manager, four sales managers, a front-end manager and approximately 52 full-time and part-time sales associates, depending on store volume and time of year. Effective for fiscal 2004, the operations of each store are supervised by one of 23 district managers, each of whom reports to one of two regional vice presidents. Each regional vice president is assisted by two regional directors of stores, who are located in the field, and all of these individuals report to the vice president of operations.

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

We also string tennis rackets, sharpen ice skates, replace in-line skate wheels, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows, sell hunting and fishing licenses and fill CO2 tanks for paintball.

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

Our “Scorecard” loyalty program, rolled out chain wide in February 2002 after having been tested for more than one year, provides reward certificates to customers based on purchases. After a customer registers, reward points build as a percentage of purchases. These rewards are systematically tracked, and once a customer reaches a minimum threshold purchase level of $300 within a program year, a merchandise credit is mailed to the customer’s home. This database is then used in conjunction with our direct marketing program. The direct marketing program consists of several direct mail pieces sent during holidays throughout the year. Additionally, several customer focused mailings are sent to members based on their past purchasing history.

Information Systems

We have installed information systems including STS Merchandising, E-3 Replenishment and MMS Planning and Allocation retail software operating on a mid-range system, except for E-3 which runs on an AS400. We utilize ICL-Fujitsu point-of-sale systems that incorporate scanning, price look-up, and store level access to our merchandise information system. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We believe that these systems enable us to increase margins by reducing inventory investment, strengthening in-stock positions, reducing our historical shrinkage levels, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise.

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

A new system initiative is underway. The suite of applications to be implemented includes JDA Merchandising and Arthur Planning and Allocation. A new data warehouse interfacing with these applications should allow for improved merchandise analysis to a lower level of detail. Planning and merchandise pricing is designed to be more geographically sensitive providing the opportunity to increase inventory turns and gross margin dollars. We have begun a phased implementation during the third fiscal quarter of 2003, which is scheduled to continue throughout fiscal 2004.

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

We purchase merchandise from nearly 1,000 vendors, and we have no long-term purchase commitments. During fiscal 2003, Nike, our largest vendor, represented approximately 12% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2003 merchandise purchases. We do not have long-term contracts with any of our vendors, and all of our purchases from vendors are done on a short-term purchase order basis.

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

Our 388,000 square foot distribution center is located in Smithton, Pennsylvania. The Company plans to add approximately 200,000 square feet to the existing facility during 2004 for completion in the spring of 2005. We also have a 75,000 square foot return center in Conklin, New York. All damaged or defective merchandise being returned to vendors is consolidated for cost efficient return at this return center. Inventory arriving at our distribution center is allocated directly to our stores, to the distribution center for temporary storage, or to both locations.

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

Employees

As of January 31, 2004, we had a total of approximately 4,600 full- time and approximately 5,800 part-time associates (less than 30 hours per week). Due to the seasonal nature of our business, total employment will fluctuate during the year, which typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

Each of “Dick’s,” “Dick’s Sporting Goods,” “DicksSportingGoods.com,” “Walter Hagen,” “Northeast Outfitters,” “PowerBolt,” “Fitness Gear,” “Ativa,” “Acuity” and “DBX” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “Field & Stream” for specified product categories. The earliest any of our key licenses for these private label products expires, including extensions, is 2007. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of private label products covered by the license. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”

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

Executive Officers of the Company

The executive officers of the Company, and their prior business experience, are as follows:

Edward W. Stack, 49, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Edward

Stack has served us full time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

William J. Colombo, 48, became our President and a board member in 2002 in addition to being Chief Operating Officer. From late in 1998 to 2000, Mr. Colombo served as President of dsports.com LLC, our Internet commerce subsidiary. Mr. Colombo served as Chief Operating Officer and an Executive Vice President from 1995 to 1998. Mr. Colombo joined us in 1988. From 1977 to 1988, he held various field and district positions with J.C. Penney Company, Inc. (a retailing company listed on the NYSE). He is also on the board of directors of Gibraltar Steel Corp. (a processor and manufacturer of steel products listed on Nasdaq).

William R. Newlin, 63, joined us in October 2003 as our Executive Vice President and Chief Administrative Officer. Prior to that, he served as Chairman and CEO of Buchanan Ingersoll PC (law firm) for more than five years. Mr. Newlin also is the lead director (formerly the Chairman) of Kennametal Inc. (global manufacturer of cutting tools and systems listed on the NYSE). He also is on the board of directors of Arvin Meritor, Inc. (vehicle systems, modules and components listed on the NYSE) and Black Box Corporation (data network communication and network services listed on Nasdaq).

Michael F. Hines, 48, has been our Executive Vice President and Chief Financial Officer since 2001 and joined us in 1995 as the Chief Financial Officer. From 1990 to 1995, Mr. Hines was employed by Staples, Inc. (an office supply retailer), most recently as Vice President of Finance. Prior to that, Mr. Hines spent 12 years in public accounting, the last eight years with Deloitte and Touche LLP. He is also on the board of directors of Yankee Candle Company, Inc. (a manufacturer and retailer of premium scented candles listed on the NYSE).

Gary M. Sterling, 51, has been our Senior Vice President of Merchandising since 2000. Mr. Sterling joined us in 1996 as Vice President, General Merchandise Manager-Hardlines. From 1986 to 1996 Mr. Sterling was employed by Venture Stores, Inc. (a chain of discount department stores and formerly a subsidiary of the May Department Store Company) most recently as Senior Vice President, General Merchandise Manager.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 200 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, where we lease approximately 66,000 square feet of office space. We also lease approximately 26,000 square feet of additional office space in Pittsburgh. The Company plans to consolidate its corporate office space during the summer of 2004 into one 200,000 square foot facility near its current corporate headquarters. The lease for this office space is for a term of 20 years through 2024.

We currently lease a 388,000 square foot distribution center in Smithton, Pennsylvania. The term of this lease expires in 2019. The Company plans to add approximately 200,000 square feet to the existing facility during 2004 for completion in the spring of 2005. We also lease a 75,000 square foot return center in Conklin, New York, which is utilized for freight consolidation and the handling of damaged and defective merchandise. The term of this lease expires in 2009.

We lease all of our stores. Initial lease terms are generally for 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, were at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations. We currently have substantially all of our leases signed for the stores planned to open in fiscal 2004, and three signed leases for the stores planned to open in fiscal 2005.

The store list below represents the stores we operated as of January 31, 2004:

State	# of Stores
Alabama	2
Connecticut	4
Delaware	2
Georgia	1
Illinois	3
Indiana	4
Iowa	1
Kansas	5
Kentucky	4
Maine	1
Maryland	7
Massachusetts	4
Michigan	8
Missouri	4
Nebraska	1
New Jersey	8
New York	22
North Carolina	15
Ohio	21
Pennsylvania	23
Rhode Island	2
South Carolina	2
Tennessee	2
Vermont	1
Virginia	10
West Virginia	3
Wisconsin	3

Total	163

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The shares of Dick’s Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange (“NYSE”), under the symbol “DKS”. The shares of the Company’s Class B common stock are neither listed nor traded on any stock exchange or other market. These shares of Class B common stock can be converted to common stock at the holder’s option and are automatically convertible upon other events. Our common stock began trading on October 16, 2002, following the Company’s initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sales prices per share of the Company’s common stock as reported by the NYSE. The closing prices below have been adjusted to reflect the two-for-one stock split in the form of a stock dividend distributed on April 5, 2004 to the Company’s stockholders of record on March 19, 2004.

Fiscal Quarter Ended	High	Low
May 3, 2003	$15.10	$8.65
August 2, 2003	$19.88	$13.62
November 1, 2003	$23.85	$17.17
January 31, 2004	$26.50	$22.12

The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 26, 2004 was 117 and 11, respectively.

We currently intend to retain our earnings for the development of our business. We have never paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial data for fiscal years 2003, 2002, 2001, 2000 and 1999 presented below under the captions “Statement of Operations Data” and “Other Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2003, 2002, 2001, 2000 and 1999 presented below under the caption “Store Data” have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations, except fiscal 2000 which includes 53 weeks. You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Fiscal Year
	2003	2002	2001	2000	1999
	( Dollars in thousands, except per share and sales per square foot data)
Statement of Operations Data (1):
Net sales	$1,470,845	$1,272,584	$1,074,568	$893,396	$728,342
Cost of goods sold (2)	1,063,106	935,192	810,999	684,552	564,446

Gross profit	407,739	337,392	263,569	208,844	163,896
Selling, general and administrative expenses	314,885	262,755	213,065	169,392	132,403
Pre-opening expenses	6,528	5,553	5,144	5,911	3,488

Income from operations	86,326	69,084	45,360	33,541	28,005
(Gain) on sale / loss on write-down of non-cash investment (3) (4)	(3,536)	2,447	—	—	—
Interest expense, net	1,831	2,864	6,241	6,963	3,520

Income from continuing operations before income taxes	88,031	63,773	39,119	26,578	24,485
Provision for income taxes	35,212	25,509	15,648	10,631	9,794

Income from continuing operations	52,819	38,264	23,471	15,947	14,691
Discontinued operations (5)	—	—	—	7,304	3,514

Net income	52,819	38,264	23,471	8,643	11,177
Accretion of mandatorily redeemable preferred stock (6)	—	—	—	(5,654)	(14,404)

Net income (loss) applicable to common stockholders	$52,819	$38,264	$23,471	$2,989	$(3,227)

Earnings Per Common Share Data (7):
Basic net income (loss) per common share:
Income from continuing operations	$1.18	$1.08	$0.73	$0.84	$5.19
Loss from accretion of redeemable preferred stock	—	—	—	(0.30)	(5.09)
Discontinued operations	—	—	—	(0.38)	(1.24)

Net income (loss) applicable to common stockholders	$1.18	$1.08	$0.73	$0.16	$(1.14)
Diluted net income (loss) per common share:
Diluted income from continuing operations	$1.05	$0.93	$0.66	$0.43	$5.19
Diluted loss from accretion of preferred stock	—	—	—	—	(5.09)
Discontinued operations	—	—	—	(0.20)	(1.24)

Net income (loss) applicable to common stockholders	$1.05	$0.93	$0.66	$0.23	$(1.14)
Weighted average number of common shares outstanding (in thousands):
Basic	44,774	35,458	32,018	18,998	2,828
Diluted	50,280	40,958	35,736	37,004	2,828
Store Data:
Comparable store net sales increase (decrease) (8)	2.1%	5.1%	3.6%	3.0%	(0.6%)
Number of stores at end of period	163	141	125	105	83
Total square feet at end of period	7,919,138	6,807,021	6,149,044	5,303,124	4,355,072
Net sales per square foot (9)(10)	$193	$192	$186	$180	$175

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share and sales per square foot data)
Other Data:
Gross profit margin	27.7%	26.5%	24.5%	23.4%	22.5%
Operating margin	5.9%	5.4%	4.2%	3.7%	3.8%
Inventory turnover (11)	3.69x	3.83x	3.73x	3.91x	3.63x
Depreciation and amortization	$17,554	$14,420	$12,082	$9,425	$8,662
Balance Sheet Data (1):
Inventories	$254,360	$233,497	$201,585	$163,149	$139,577
Working capital (12)	$136,679	$55,102	$68,957	$51,239	$56,834
Total assets	$498,531	$376,235	$321,982	$264,513	$219,752
Total debt including capitalized lease obligations	$3,916	$3,577	$80,861	$73,647	$14,931
Total mandatorily redeemable preferred stock excluded from stockholders’ equity (13)(14)	$—	$—	$—	$—	$152,170
Retained earnings (accumulated deficit)-including accretion of redeemable preferred stock (15)	$63,044	$10,225	$(28,039)	$(51,510)	$(54,499)
Total stockholders’ equity (deficit) (14)	$242,981	$140,499	$63,105	$38,742	$(62,814)

(1)	The “Statement of Operations Data” and “Balance Sheet Data” for fiscal years 2003, 2002, 2001, 2000 and 1999 has been derived from our audited consolidated financial statements.
(2)	Cost of goods sold includes occupancy, freight and distribution costs, and shrink expense.
(3)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. We converted a royalty arrangement with that provider into an equity investment that resulted in this non-cash investment.
(4)	The loss on write-down of non-cash investment resulted from a write-down of the investment in our third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock.
(5)	Discontinued operations resulted from our former Internet commerce business.
(6)	Represents accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit.
(7)	Earnings per share data gives effect to the two-for-one stock split, in the form of a stock dividend approved by the Company’s board of directors on February 10, 2004.
(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations.
(9)	Calculated using net sales of all stores open at both the beginning and the end of the period.
(10)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 15% of total store space.
(11)	Calculated as cost of goods sold divided by the average of the last five quarters’ ending inventories.
(12)	Defined as current assets less current liabilities.
(13)	In connection with our recapitalization in fiscal 2000, the preferred stockholders elected to convert all outstanding shares of preferred stock to shares of common stock resulting in the conversion of 9,396,612 shares of preferred stock to 25,251,162 shares of common stock. We repurchased approximately 60% of the shares of common stock from the former preferred stockholders for cash and promissory notes. The notes were repaid in September 2001.
(14)	The mandatorily redeemable preferred stock was not classified within stockholders’ equity (deficit) because of the redemption feature.
(15)	Includes $63.9 million of accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “PART I— Forward Looking Statements” and PART I-Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Risks and Uncertainties”.

Overview

The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. As of January 31, 2004, the Company operated 163 stores in 27 states throughout the Eastern half of the United States. The Company’s fiscal year ends on the Saturday closest to January 31, which generally results in a 52-week fiscal year. However, every five or six years, the fiscal year is 53 weeks. On February 10, 2004, the Company’s board of directors approved a two-for-one stock split of the Company’s common stock and Class B common stock in the form of a stock dividend. The split was effected by issuing our stockholders of record on March 19, 2004 one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data included herein have been retroactively restated to give effect to this stock split.

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of the Company’s net sales:

	Fiscal Year
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs	72.3	73.5	75.5

Gross profit	27.7	26.5	24.5
Selling, general and administrative expenses	21.4	20.7	19.8
Pre-opening expenses	0.4	0.4	0.5

Income from operations	5.9	5.4	4.2
(Gain) on sale / loss on write-down of non-cash investment	(0.2)	0.2	—
Interest expense, net	0.1	0.2	0.6

Income before income taxes	6.0	5.0	3.6
Provision for income taxes	2.4	2.0	1.5

Net income	3.6%	3.0%	2.1%

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

Fiscal 2003 Compared to Fiscal 2002

Net Income

Our net income increased by $14.5 million, or 38.0% to $52.8 million from $38.3 million in 2002. This represented an increase in diluted earnings per share of $0.12, or 12.9% to $1.05 from $0.93 in 2002.

Net Sales

Net sales increased by $198.2 million, or 15.6%, to $1,470.8 million from $1,272.6 million in 2002. This increase resulted from a comparable store sales increase of $24.2 million, or 2.1%, and $174.0 million in new store sales, which reflected the opening of 22 new stores and relocation of one store in 2003 compared to the opening of 16 new stores and relocation of three stores in 2002. The increase in comparable store sales is mostly attributable to sales increases in the majority of the Company’s merchandise categories with team sports, women’s apparel, water sports, paintball and licensed apparel recording the largest increases. These increases were partly offset by lower sales of in-line skates, hunting equipment and fishing tackle.

Income from Operations

Income from operations increased by $17.2 million, or 25.0%, to $86.3 million from $69.1 million in 2002. The increase in income from operations is primarily a result of increased gross profit partially offset by an increase in selling, general and administrative expenses and pre-opening expenses.

Gross profit increased by $70.3 million, or 20.9%, to $407.7 million from $337.4 million in 2002. As a percentage of net sales, gross profit increased to 27.7% from 26.5% in 2002. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories including private label products that provide us with significantly higher gross margins than comparable products we sell. The gross profit percentage was also favorably impacted by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in 2003 as compared to 2002. In addition, the gross profit percentage improved due to improved productivity at the Company’s distribution center.

Selling, general and administrative expenses increased by $52.1 million to $314.9 million from $262.8 million in 2002. As a percentage of net sales, selling, general and administrative expenses increased to 21.4% from 20.7% in 2002. The percentage increase was due to the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold (as discussed above), higher employee benefits costs, higher associate relocation expense, additional professional and insurance expenses associated with being a public company for all of 2003 as compared to approximately one quarter in 2002 and higher information systems costs associated with the implementation of the new merchandising systems, partially offset by lower incentive compensation expense.

Pre-opening expenses increased by $0.9 million to $6.5 million from $5.6 million in 2002. Pre-opening expenses were for the addition of 22 new stores and one relocation compared to 16 new stores and three relocations in 2002.

(Gain) on Sale / Loss on Write-Down of Non-Cash Investment

Gain on sale of investment of $3.5 million resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. Loss on write-down of non-cash investment resulted from a $2.4 million write-down in 2002 of the non-cash investment in the Company’s third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock. In July 2001, the Company had converted a cash-based royalty arrangement with that provider into an equity investment in that company which resulted in this non-cash investment.

Interest Expense, Net

Interest expense decreased by $1.1 million to $1.8 million from $2.9 million in 2002 primarily due to lower interest rates and lower average borrowings on the Company’s senior secured revolving credit facility.

Fiscal 2002 Compared to Fiscal 2001

Net Income

Our net income increased by $14.8 million, or 63.0% to $38.3 million from $23.5 million in 2001. This represented an increase in diluted earnings per share of $0.27, or 40.9% to $0.93 from $0.66 in 2001.

Net Sales

Net sales increased by $198.0 million, or 18.4%, to $1,272.6 million from $1,074.6 million in 2001. This increase resulted from a comparable store sales increase of $48.3 million, or 5.1%, and $149.7 million in new store sales, which reflected the opening of 16 new stores and relocation of three stores in 2002 compared to the opening of 20 new stores in 2001. The increase in comparable store sales is mostly attributable to sales increases in the majority of the Company’s merchandise categories with women’s apparel, exercise, team sports and camping recording the largest increases. These increases were partly offset by lower sales of fishing tackle.

Income from Operations

Income from operations increased by $23.7 million, or 52.3%, to $69.1 million from $45.4 million in 2001. The increase in income from operations is primarily a result of increased gross profit partially offset by an increase in selling, general and administrative expenses and pre-opening expenses.

Gross profit increased by $73.8 million, or 28.0%, to $337.4 million from $263.6 million in 2001. As a percentage of net sales, gross profit increased to 26.5% from 24.5% in 2001. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories which was aided by favorable weather conditions throughout the fourth quarter resulting in a reduction of mark-down activity, as well as increased sales of private label products that provide us with significantly higher gross margins than comparable products we sell. In addition, the gross profit percentage improved due to leverage of store occupancy costs that resulted from increased comparable store sales and improved productivity at the Company’s distribution center.

Selling, general and administrative expenses increased by $49.7 million to $262.8 million from $213.1 million in 2001. As a percentage of net sales, selling, general and administrative expenses increased to 20.7% from 19.8% in 2001. The percentage increase was due primarily to higher payroll and benefit costs, continued infrastructure investments in the form of information systems and increased corporate office employees, and expenses associated with the rollout of the Company’s “Scorecard” loyalty program.

Pre-opening expenses increased by $0.5 million to $5.6 million from $5.1 million in 2001. Pre-opening expenses were for the addition of 16 new stores and three relocations in 2002 compared to 20 new stores in 2001. The 2002 pre-opening expense was negatively impacted as the opening of one store was significantly delayed due to the late opening of the shopping center.

Loss on Write-Down of Non-Cash Investment

Loss on write-down of non-cash investment resulted from a $2.4 million write-down in 2002 of the non-cash investment in the Company’s third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock. In July 2001, the Company had converted a cash-based royalty arrangement with that provider into an equity investment in that company which resulted in this non-cash investment.

Interest Expense, Net

Interest expense decreased by $3.3 million to $2.9 million from $6.2 million in 2001. This decrease was due primarily to lower interest rates and lower average borrowings. All of the net proceeds of $27.9 million from the Company’s initial public offering of common stock were used to reduce borrowings under the senior secured revolving credit facility.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity in 2003 have been our cash flows from operations, borrowings under the senior secured revolving credit facility, proceeds from the exercise of stock options and proceeds from sale-leaseback transactions.

The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net cash provided by operating activities	$86,500	$61,138	$12,007
Net cash used in investing activities	(33,395)	(22,584)	(21,965)
Net cash provided by (used in) financing activities	29,449	(36,410)	10,655

Net increase in cash and cash equivalents	$82,554	$2,144	$697

Operating Activities

Cash provided by operating activities increased by $25.4 million in 2003, or 41.6% to $86.5 million reflecting higher net income adjusted for non-cash items. The primary increase is the $29.9 million tax benefit from the exercise of stock options. Increases in cash provided by operating activities were partially offset by larger decreases in accounts payable and income taxes payable. The decrease in the change in accounts payable was primarily due to a decrease in in-transit import inventory where we take possession overseas, and to the timing of receipts during the last two months of 2002 compared to 2003. The decrease in the change in income taxes payable is primarily related to the tax benefit from the exercise of stock options and changes in deferred taxes. The decrease is partially offset by the increase in income taxes payable related to the increase in taxable income in 2003 as compared to 2002. The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

Cash used in investing activities increased by $10.8 million in 2003, or 47.8%, to $33.4 million primarily reflecting an increase in net capital expenditures. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. During 2003, 2002 and 2001, the Company opened 22, 16 and 20 new stores, respectively, and remodeled or relocated one, three and one store(s), respectively. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. During 2003 the Company completed two building sale-leasebacks. One of the sale-leasebacks generated proceeds of $5.0 million for which the capital expenditures were incurred in 2002. Additionally, the Company incurred building costs of $15.2 million in 2003 that will be reimbursed in 2004 under the terms of sale-leaseback agreements. The Company also generated $4.2 million in proceeds from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider during 2003.

In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings during the construction period, for accounting purposes only. Accordingly, the Company has recognized a non-cash asset and related non-cash obligation of $10.9 million as of January 31, 2004. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

Financing Activities

Cash provided by financing activities increased by $65.8 million in 2003, or 181.0%, to $29.4 million primarily reflecting a decrease in the change in the balance of the senior secured revolving credit facility partially offset by the proceeds from the initial public offering in 2002 and the proceeds from the exercise of stock options in 2003. Financing activities consist primarily of borrowings and repayments under the senior secured revolving credit facility, net proceeds from the initial public offering, and proceeds from transactions in the Company’s common stock. During 2003, the Company received proceeds of $15.9 million from the exercise of employee stock options and purchases of common stock under the employee stock purchase plan. Future stock option activity cannot be predicted. During 2002, the Company completed an initial public offering of 16,762,640 shares of common stock, including the underwriters’ over-allotment, of which 5,544,000 were sold by the Company and 11,218,640 were sold by certain of the Company’s stockholders. Proceeds to the Company, net of $2.8 million in transaction costs, were $28.1 million. The proceeds were used to repay outstanding borrowings under the senior secured revolving credit facility. During 2001, stock options representing 5,724,748 shares were exercised in exchange for a $6.2 million note receivable due from a related party. Proceeds from the payment on the note were received in 2002.

The Company’s liquidity and capital needs have been met by cash from operations and borrowings under the senior secured revolving credit facility. This senior secured revolving credit facility provides for borrowings in an aggregate outstanding principal amount of up to $180 million, including up to $50 million in the form of letters of credit. The actual availability under the senior secured revolving credit facility is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. There were no outstanding borrowings on the senior secured revolving credit facility as of January 31, 2004 and February 1, 2003 and borrowings of $77.1 million as of February 2, 2002. Total remaining borrowing capacity, after subtracting letters of credit as of January 31, 2004, February 1, 2003 and February 2, 2002 was $154.3 million, $143.8 million and $52.9 million, respectively. Interest on outstanding indebtedness under the senior secured revolving credit facility currently accrues at the lender’s prime commercial lending rate or, if the Company elects, at the one month LIBOR plus 1.25% based on the Company’s current interest coverage ratio. The Company’s obligations under the senior secured revolving credit facility are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The senior secured revolving credit facility matures on May 30, 2006. The Company has used the senior secured revolving credit facility to meet seasonal working capital requirements and to support the Company’s growth.

The senior secured revolving credit facility contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur indebtedness or liens, to pay dividends or make distributions on the Company’s stock, to make investments or loans, or to engage in transactions with affiliates. The Company is obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. Obligations under the senior secured revolving credit facility are secured under various collateral documents (including a security agreement, pledge agreement, blocked account agreements, concentration account agreement, disbursement account agreements, and a trademark security agreement) by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures, including the pledge of the stock of our wholly owned subsidiary, American Sports Licensing, Inc. As of January 31, 2004, the Company was in compliance with the terms of the senior secured revolving credit facility.

On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due in 2024 (“convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $145.7 million are after the net cost of a five-year convertible bond hedge and a five-year separate warrant transaction. The hedge and warrant transactions effectively increase the conversion premium associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect upon conversion.

Cash requirements in 2004, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores. The Company plans to open 25 new stores during 2004. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores and enhancing its information technology assets as well as other infrastructure improvements. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures in 2004 to be approximately $30.0 million.

The Company believes that existing cash flows generated from operations, funds available under our credit facility and proceeds from our convertible notes will be sufficient to satisfy our capital requirements through fiscal 2004. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

The only off-balance sheet contractual obligations and commercial commitments as of January 31, 2004 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

The following table summarizes the Company’s material contractual obligations, including both on-and off-balance sheet arrangements in effect at January 31, 2004, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt	$1,159	$175	$277	$94	$613
Capital lease obligations	2,757	330	417	161	1,849
Operating lease obligations	1,598,009	118,898	250,589	241,262	987,260

Total contractual obligations	$1,601,925	$119,403	$251,283	$241,517	$989,722

The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at January 31, 2004:

	Total	Less than 1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$5,491	$5,491
Standby letters of credit	7,360	7,360

Total other commercial commitments	$12,851	$12,851

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

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

Impairment of Assets

The Company reviews long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Self-Insurance

The Company is self-insured for certain losses related to health, workers’ compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

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

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than us. We compete directly or indirectly with the following categories of companies:

•	large format sporting goods stores;

•	traditional sporting goods stores and chains;

•	specialty sporting goods shops and pro shops;

•	mass merchandisers, warehouse clubs, discount stores and department stores; and

•	catalog and Internet-based retailers.

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

We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles which are products that are associated with an increased risk of injury and related lawsuits. We may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. We may incur losses relating to these claims or the defense of these claims. We may also incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of hunting rifles in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or in the case of our private label products, collect anything at all. In addition, we are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

If our suppliers, distributors or manufacturers do not provide us with sufficient quantities of products, our sales and profitability will suffer.

We purchase merchandise from nearly 1,000 vendors. In fiscal 2003, purchases from Nike represented approximately 12% of our merchandise purchases. Although in fiscal 2003, purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

We intend to implement a new information system including a suite of applications that includes JDA Merchandising and Arthur Planning and Allocation. The phased implementation began during the third fiscal quarter of 2003 and is scheduled to continue throughout fiscal 2004. This new system, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Although we believe that we have taken and will continue to take prudent measures in planning, testing and transitioning to the new system we plan to use, any material disruption, malfunctions or other similar problems in or with the new system could negatively impact our financial results and materially adversely affect our business operations.

We rely on a single large distribution center along with a smaller return facility, and if there is a natural disaster or other serious disruption at these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.

We rely on a 388,000 square foot distribution center in Smithton, Pennsylvania. The Company plans to add approximately 200,000 square feet to the existing facility during 2004 for completion in the spring of 2005. We also operate a 75,000 square foot return center in Conklin, New York. Any natural disaster or other serious disruption to these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. Our growth could cause us to seek alternative facilities. Such expansion of the current facility or alternatives could affect us in ways we cannot predict.

Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.

Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 32% of our net sales and approximately 49% of our net income for fiscal 2003. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Our business is dependent on the general economic conditions in our markets.

In general, our sales depend on discretionary spending by our customers. A deterioration of current economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:

•	interest rates and inflation;

•	the impact of an economic recession;

•	the impact of natural disasters;

•	consumer credit availability;

•	consumer debt levels;

•	consumer confidence in the economy;

•	tax rates and tax policy;

•	unemployment trends; and

•	other matters that influence consumer confidence and spending.

Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.

Because our stores are concentrated in the eastern half of the United States, we are subject to regional risks.

Many of our stores are located in the eastern half of the United States. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability could suffer.

Our results of operations may be harmed by unseasonably warm winter weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather. We sell a significant amount of winter merchandise. Abnormally warm weather conditions could reduce our sales of these items and hurt our profitability. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf or other merchandise and hurt our profitability.

The terms of our senior secured revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.

Our current senior secured revolving credit facility contains provisions which restrict our ability to, among other things, incur additional indebtedness, issue additional shares of capital stock in certain circumstances, make particular types of investments, incur liens, pay dividends, redeem capital stock, consummate mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. In addition, our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

The rate of our expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all. Our current senior secured revolving credit facility contains provisions which restrict our ability to incur additional indebtedness, to raise capital through the issuance of equity or make substantial asset sales which might otherwise be used to finance our expansion. Our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures, which may further limit our access to certain capital markets or lending sources. Moreover, the actual availability under our credit facility is limited to the lesser of 70% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding, and opportunities for increased cash flows from reduced inventories would be partially offset by reduced availability through our senior secured revolving credit facility. As a result, we cannot assure you that we will be able to finance our current plans for the opening of new retail stores.

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

Among the chief uncertainties facing our nation and world, and as a result our business, is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of this. Clearly, events or series of events in the Middle East or elsewhere could have a very serious adverse impact.

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

We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from other stockholders.

We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of January 31, 2004, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled approximately 81.0% of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack and his relatives may also acquire additional shares of common stock upon the exercise of stock options. They will also have the power to prevent or cause a change in control. The interests of Mr. Stack and his relatives may differ from the interests of the other stockholders and they may take actions with which you disagree.

Our quarterly operating results may fluctuate substantially, which may adversely affect our business and the market price of our common stock.

Our net sales and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our business, financial condition and the market price of our common stock. A number of factors, many of which are outside our control, may cause variations in our quarterly net sales and operating results, including:

•	changes in demand for the products that we offer in our stores;

•	lockouts or strikes involving professional sports teams;

•	retirement of sports superstars used in marketing various products;

•	costs related to the closures of existing stores;

•	litigation;

•	pricing and other actions taken by our competitors;

•	adverse weather conditions in our markets; and

•	general economic conditions.

Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.

Changes in our comparable store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	competition;

•	our new store openings;

•	general regional and national economic conditions;

•	actions taken by our competitors;

•	consumer trends and preferences;

•	changes in the other tenants in the shopping centers in which we are located;

•	new product introductions and changes in our product mix;

•	timing and effectiveness of promotional events;

•	lack of new product introductions to spur growth in the sale of various kinds of sports equipment; and

•	weather.

We cannot assure you that comparable store sales will continue to increase at the rates achieved in our last fiscal year. Moreover, our comparable store sales may decline. Our comparable store sales may vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our common stock to fluctuate significantly.

The market price of our common stock is likely to be highly volatile as the stock market in general has been highly volatile. Factors that could cause fluctuation in the stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	our inability to meet or exceed securities analysts’ estimates or expectations;

•	conditions or trends in our industry;

•	changes in the market valuations of other retail companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	capital commitments;

•	additions or departures of key personnel; and

•	sales of common stock.

Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance.

Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change of control would be beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include: authorizing the issuance of Class B common stock; classifying the board of directors such that only one-third of directors are elected each year; authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting the use of cumulative voting for the election of directors; limiting the ability of stockholders to call special meetings of stockholders; if our Class B common stock is no longer outstanding, prohibiting stockholder action by partial written consent and requiring all stockholder actions to be taken at a meeting of our stockholders or by unanimous written consent; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, the Delaware General Corporation Law, to which we are subject, prohibits, except under specified circumstances, us from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who own at least 15% of our common stock.

We may not have the ability to purchase convertible notes at the option of the holders or upon a change in control or to raise the funds necessary to finance the purchases.

On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended.

On February 18, 2009, February 18, 2014 and February 18, 2019, holders of the convertible notes may require us to purchase their convertible notes. However, it is possible that we would not have sufficient funds at that time to make the required purchase of convertible notes or would otherwise be prohibited under our senior secured revolving credit facility or other future debt instruments from making such payments in cash. We may only pay the purchase price in cash and not in shares of our common stock.

In addition, upon the occurrence of certain specific kinds of change in control events, holders may require us to purchase for cash all or any portion of their convertible notes. However, it is possible that, upon a change in control, we may not have sufficient funds at that time to make the required purchase of convertible notes, and we may be unable to raise the funds necessary. In addition, the issuance of our shares upon a conversion of convertible notes could result in a default under our senior secured revolving credit facility to the extent that the issuance creates a change of control event under our credit facility. Such a default under the senior secured credit facility could in turn create a cross default under the convertible notes.

The terms of our senior secured revolving credit facility and of any future indebtedness we incur may also restrict our ability to fund the purchase of convertible notes upon a change in control or if we are otherwise required to purchase convertible notes at the option of the holder. If such restrictions exist, we would have to seek the consent of the lenders or repay those borrowings. If we were unable to obtain the necessary consent or unable to repay those borrowings, we would be unable to purchase the convertible notes and, as a result, would be in default under the convertible notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s net exposure to interest rate risk will consist primarily of borrowings under the senior secured revolving credit facility. The Company’s senior secured revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. There were no borrowings outstanding under the senior secured revolving credit facility as of January 31, 2004 and February 1, 2003. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the senior secured revolving credit facility would be approximately $0.2 million based upon fiscal 2003 average borrowings.

Credit Risk

In February 2004, the Company sold $172.5 million issue price of senior unsecured convertible notes due 2024 (“convertible notes”). In conjunction with the issuance of these convertible notes, we also entered into a five year convertible bond hedge and a five year separate warrant transaction with one of the initial purchasers (“the counterparty”) and/or certain of its affiliates. Subject to the movement in our common stock price, we could be exposed to credit risk arising out of net settlement of the convertible bond hedge and separate warrant transaction in our favor. Based on our review of the possible net settlements and the credit strength of the counterparty and its affiliates, we believe that we do not have a material exposure to credit risk as a result of these share option transactions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 39 through 58 of this report.

ITEM  9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND F

INANCIAL

DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

The information required by this Item other than the following information concerning the Company’s code of ethics is incorporated by reference to the information under the captions “Election of Directors- Directors Standing for Election”, “Election of Directors- Other Directors Not Standing for Election at this Meeting”, “Election of Directors- What Committees Has the Board Established”, “Election of Directors- Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement.

The Company adopted a Code of Business Conduct and Ethics applicable to its associates, officers and directors, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. The Company has also adopted charters for its audit committee, compensation committee and governance and nominating committee, as well as corporate governance guidelines. The code of ethics, committee charters and corporate governance guidelines are publicly available on the Company’s website at http://www.dickssportinggoods.com/ and are available in print, free of charge, to any stockholder who requests it. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code applicable to the Company’s principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation- Report of the Compensation Committee”, “Executive Compensation- Severance and Other Arrangements”, “Executive Compensation- Summary Executive Compensation Table”, “Executive Compensation- Option Grants in Fiscal 2003”, “Executive Compensation- Option Exercises and Values for Fiscal 2003”, “Comparison of Cumulative Total Returns”, “Compensation Committee Interlocks and Insider Participation”, and “Election of Directors- How are Directors Compensated” in the Company’s 2004 Proxy Statement.

ITEM  12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2004 Proxy Statement. The following table summarizes information, as of January 31, 2004, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	13,641,226	(2)	$10.99	10,284,126	(2)
Equity compensation plans not approved by security holders	—			—

Total	13,641,226			10,284,126

(1)	Includes the 1992 Stock Option Plan, 2002 Stock Plan and Employee Stock Purchase Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan no options have been granted that are exerciseable for Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants “ in the Company’s 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 39 of this report.

(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 63 of this report.

(3) Exhibits. Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended:

Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Amended and Restated Credit Agreement dated as of July 26, 2000 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of May 18, 2001, the Second Amendment to Amended and Restated Credit Agreement dated as of July 2001, the Third Amendment to Amended and Restated Credit Agreement dated as of August 3, 2001, the Fourth Amendment to Amended and Restated Credit Agreement dated as of September 2001, the Fifth Amendment to Amended and Restated Credit Agreement dated as of February 2002, the Sixth Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002, and the Seventh Amendment to Amended and Restated Credit Agreement dated as of July 15, 2002	Incorporated by reference to Exhibit 10.3 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of September 12, 2002	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.3	Ninth Amendment to Amended and Restated Credit Agreement dated as of December 15, 2002	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.4	Tenth Amendment and Waiver to Amended and Restated Credit Agreement dated as of August 7, 2003	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 3, 2003

Exhibit Number	Description	Method of Filing

4.5	Eleventh Amendment to Amended and Restated Credit Agreement dated as of January 29, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Twelfth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.8	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.9	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.10	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

Exhibit Number	Description	Method of Filing

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Filed herewith

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Filed herewith

10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Filed herewith

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of April 8, 2004 and made pursuant to Rule 3a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of April 8, 2004 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of April 8, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of April 8, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K.

The Company furnished one Current Report on Form 8-K to the Securities and Exchange Commission during the last fiscal quarter of the period covered by this report. The report was furnished on November 18, 2003 and related to the Company’s financial results for the 13 and 39 weeks ended November 1, 2003.

(c) The response to this portion of Item 15 is submitted as a separate section to this report.

(d) The response to this portion of Item 15 is submitted as a separate section to this report.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Dick’s Sporting Goods, Inc.:

We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiary as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiary as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

March 10, 2004

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	$1,470,845	$1,272,584	$1,074,568
Cost of goods sold, including occupancy and distribution costs	1,063,106	935,192	810,999

GROSS PROFIT	407,739	337,392	263,569
Selling, general and administrative expenses	314,885	262,755	213,065
Pre-opening expenses	6,528	5,553	5,144

INCOME FROM OPERATIONS	86,326	69,084	45,360
(Gain) on sale / loss on write-down of non-cash investment	(3,536)	2,447	—
Interest expense, net	1,831	2,864	6,241

INCOME BEFORE INCOME TAXES	88,031	63,773	39,119
Provision for income taxes	35,212	25,509	15,648

NET INCOME	$52,819	$38,264	$23,471

EARNINGS PER COMMON SHARE:
(adjusted for two-for-one stock split—see Note 16)
Basic	$1.18	$1.08	$0.73
Diluted	$1.05	$0.93	$0.66
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
(adjusted for two-for-one stock split—see Note 16)
Basic	44,774	35,458	32,018
Diluted	50,280	40,958	35,736

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	January 31, 2004	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,674	$11,120
Accounts receivable, net	10,417	16,400
Inventories, net	254,360	233,497
Deferred income taxes	1,021	8,697
Prepaid expenses and other current assets	5,222	5,572

Total current assets	364,694	275,286

PROPERTY AND EQUIPMENT, NET	100,965	80,109

CONSTRUCTION IN PROGRESS—LEASED FACILITIES	10,927	—

OTHER ASSETS:
Deferred income taxes	4,707	7,512
Investments	7,054	1,950
Other	10,184	11,378

Total other assets	21,945	20,840

TOTAL ASSETS	$498,531	$376,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,383	$125,208
Accrued expenses	72,090	59,248
Deferred revenue and other liabilities	37,037	22,752
Income taxes payable	—	12,763
Current portion of long-term debt and capital leases	505	213

Total current liabilities	228,015	220,184

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Long-term debt and capital leases	3,411	3,364
Non-cash obligations for construction in progress—leased facilities	10,927	—
Deferred revenue and other liabilities	13,197	12,188

Total long-term liabilities	27,535	15,552

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value, $.01 per share, authorized shares 100,000,000; issued and outstanding shares 33,052,882 and 25,134,048, at January 31, 2004 and February 1, 2003, respectively	331	251
Class B common stock, par value, $.01 per share, authorized shares 20,000,000; issued and outstanding shares 14,107,644 and 15,362,016, at January 31, 2004 and February 1, 2003, respectively	141	154
Additional paid-in capital	175,748	129,869
Retained earnings	63,044	10,225
Accumulated other comprehensive income	3,717	—

Total stockholders’ equity	242,981	140,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$498,531	$376,235

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
NET INCOME	$52,819	$38,264	$23,471
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities available-for-sale, net of tax	6,016	(892)	892
Reclassification adjustment for losses realized in net income due to the write-down of the non-cash investment to its fair value, net of tax	—	892	—
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	(2,299)	—	—

COMPREHENSIVE INCOME	$56,536	$38,264	$24,363

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Note Receivable for Common Stock	Accumulated Other Comprehensive Income	Total
	Shares	Dollars	Shares	Dollars
BALANCE, February 3, 2001	27,929,082	$279	—	$—	$89,973	$(51,510)	$—	$—	$38,742
Exercise of stock options and issuance of common stock	5,724,748	57	—	—	6,139	—	(6,196)	—	—
Net income	—	—	—	—	—	23,471	—	—	23,471
Unrealized gain on securities available-for-sale, net of taxes of $480	—	—	—	—	—	—	—	892	892

BALANCE, February 2, 2002	33,653,830	336	—	—	96,112	(28,039)	(6,196)	892	63,105
Exchange of common stock for Class B common stock	(15,362,016)	(154)	15,362,016	154	—	—	—	—	—
Sale of common stock in initial public offering, net of transaction costs	5,544,000	55	—	—	27,881	—	—	—	27,936
Sale of common stock under stock plans	866,988	9	—	—	4,412	—	—	—	4,421
Exercise of warrants	38,004	1	—	—	18	—	—	—	19
Exercise of stock options, including tax benefit of $662	393,242	4	—	—	1,446	—	—	—	1,450
Net income	—	—	—	—	—	38,264	—	—	38,264
Repayment of note receivable	—	—	—	—	—	—	6,196	—	6,196
Unrealized loss on securities available-for-sale, net of taxes of $480	—	—	—	—	—	—	—	(892)	(892)

BALANCE, February 1, 2003	25,134,048	251	15,362,016	154	129,869	10,225	—	—	140,499
Exchange of Class B common stock for common stock	1,254,372	13	(1,254,372)	(13)	—	—	—	—	—
Sale of common stock under stock plans	238,906	2	—	—	2,471	—	—	—	2,473
Exercise of stock options, including tax benefit of $29,861	6,425,556	65	—	—	43,225	—	—	—	43,290
Transaction costs related to initial public offering	—	—	—	—	183	—	—	—	183
Net income	—	—	—	—	—	52,819	—	—	52,819
Unrealized gain on securities available-for-sale, net of taxes of $2,001	—	—	—	—	—	—	—	3,717	3,717

BALANCE, January 31, 2004	33,052,882	$331	14,107,644	$141	$175,748	$63,044	$—	$3,717	$242,981

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,819	$38,264	$23,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,554	14,420	12,082
Deferred income taxes	8,476	(5,019)	1,187
Tax benefit from exercise of stock options	29,861	662	—
Gain on sale of non-cash investment	(3,536)	—	—
Other non-cash items	2,067	2,447	—
Changes in assets and liabilities:
Accounts receivable	3,904	(1,984)	(6,096)
Inventories	(20,863)	(31,912)	(39,044)
Prepaid expenses and other assets	1,549	(8,218)	(1,909)
Accounts payable	(19,850)	28,122	9,424
Accrued expenses	12,842	12,236	8,680
Income taxes payable	(12,763)	7,033	(4,907)
Deferred revenue and other liabilities	14,440	5,087	5,606

Net cash provided by continuing operations	86,500	61,138	8,494
Net cash provided by discontinued operations	—	—	3,513

Net cash provided by operating activities	86,500	61,138	12,007

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(54,350)	(29,001)	(32,219)
Proceeds from sale-leaseback transactions	14,726	6,417	10,254
Decrease in recoverable costs from developed properties	2,079	—	—
Proceeds from sale of non-cash investment	4,150	—	—

Net cash used in investing activities	(33,395)	(22,584)	(21,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	—	(77,073)	21,929
Borrowings (payments) on long-term debt and capital leases	339	(211)	(14,715)
Proceeds from sale of common stock in initial public offering	—	30,936	—
Proceeds from sale of common stock under employee stock purchase plan	2,473	4,421	—
Proceeds from exercise of stock options	13,429	807	—
Repayment of note receivable for common stock	—	6,196	—
Increase in bank overdraft	13,025	1,514	3,441
Transaction costs related to initial public offering	183	(3,000)	—

Net cash provided by (used in) financing activities	29,449	(36,410)	10,655

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,554	2,144	697
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,120	8,976	8,279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,674	$11,120	$8,976

Supplemental non-cash investing and financing activities:
Construction in progress—leased facilities	$10,927	$—	$—

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

1. Summary of Significant Accounting Policies

Operations—Dick’s Sporting Goods, Inc. (together with its subsidiary, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 163 stores throughout the Eastern half of the United States.

Fiscal Year—The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

Principles of Consolidation—The consolidated financial statements include Dick’s Sporting Goods, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with an original maturity of three months or less.

Cash Management—The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 31, 2004 and February 1, 2003, include $42,319,000 and $29,294,000, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable—Accounts receivable consists principally of amounts receivable from vendors. The allowance for doubtful accounts totaled $1,101,000 and $1,432,000, as of January 31, 2004 and February 1, 2003, respectively.

Inventories—Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, sales returns and other valuations and vendor allowances totaling $18,489,000 and $16,726,000 at January 31, 2004 and February 1, 2003, respectively.

Property and Equipment—Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-20 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years

For property and equipment under capital lease agreements, amortization is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Decisions to close or relocate a store or facility space could result in an acceleration of depreciation over the revised useful life. The accelerated depreciation related to stores of $2.7 million, $0.7 million and $1.2 million during fiscal 2003, 2002 and 2001, respectively was included in cost of goods, including occupancy and distribution costs in our Consolidated Statements of Income. The accelerated depreciation related to our corporate office relocation of $1.1 million and $0.9 million in fiscal 2003 and 2002, respectively was included in selling, general and administrative expenses included in our Consolidated Statements of Income.

Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.

The Company periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Investments—Investments consist of shares of restricted and unrestricted, unregistered common stock. Common stock for which restrictions lapse within one year is classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is carried at fair value within other assets. Fair value at the acquisition date was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock, less a discount resulting from the stock not yet being vested and the unregistered character of the stock once it does vest, which occurs quarterly over a four-year period. This discount was based on an independent appraisal obtained by the Company. Unrealized holding gains and losses on stock for which restrictions lapse within one year are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 11).

Deferred Revenue and Other Liabilities—Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, amounts deferred relating to the investment in GSI (see Note 11) and advance payments under the terms of building sale-leaseback agreements.

Self-Insurance—The Company is self-insured for certain losses related to health, workers’ compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

Pre-opening Expenses—Pre-opening expenses, which consist primarily of marketing, payroll and recruiting costs, are expensed as incurred.

Stock Split—On February 10, 2004, the Company’s Board of Directors approved a two-for-one stock split, in the form of a stock dividend of the Company’s common shares for stockholders of record on March 19, 2004. The split was effected by issuing our stockholders of record one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split (see Note 16).

Earnings Per Share—The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming the exercise of dilutive stock options and warrants, calculated by applying the treasury stock method.

Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized where the

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 7) (dollars in thousands, except per share data):

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net income, as reported	$52,819	$38,264	$23,471
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,908)	(1,825)	(1,020)

Pro-forma net income	$48,911	$36,439	$22,451

Earnings per share:
Basic income applicable to common shareholders—as reported	$1.18	$1.08	$0.73
Basic income applicable to common shareholders—pro-forma	$1.09	$1.03	$0.70
Diluted income applicable to common shareholders—as reported	$1.05	$0.93	$0.66
Diluted income applicable to common shareholders—pro-forma	$0.97	$0.89	$0.63

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected Life (years)	3–5	7.5	7.5	0.50	0.02–0.50	—
Expected volatility	48%–62%	60%	—	32%–47%	60%	—
Risk-free interest rate	2.20%–3.52%	3.50%–3.51%	5.20%	0.96%–1.02%	1.23%–1.66%	—
Expected dividend yield	—	—	—	—	—	—
Weighted average fair values	$10.73	$4.31	$—	$5.02	$1.67	$—

Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes.

Revenue Recognition—Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

Advertising Costs—Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense was approximately $54,445,000, $42,568,000 and $37,176,000 for fiscal 2003, 2002, and 2001, respectively.

Vendor Allowances—Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to determine the amounts are recorded in accordance with the terms of the contract.

Fair Value of Financial Instruments—The Company has financial instruments which include long-term debt and revolving debt. The carrying amounts of the Company’s debt instruments approximate their fair value, estimated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Segment Information—The Company is a specialty retailer that offers a broad range of products in its specialty retail stores in the Eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution, the continuing operations of the Company are one reportable segment.

2. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2003	2002
Buildings	$2,752	$2,752
Leasehold improvements	92,921	71,542
Furniture, fixtures and equipment	81,398	69,638

	177,071	143,932
Less accumulated depreciation and amortization	(76,106)	(63,823)

Net property and equipment	$100,965	$80,109

3. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2003	2002
Accrued payroll, withholdings and benefits	$28,338	$25,541
Other accrued expenses	43,752	33,707

	$72,090	$59,248

4. Revolving Credit Agreement

The Company’s senior secured revolving credit facility (the “Credit Agreement”), as amended, provides for financing up to $180 million subject to a borrowing base equal to the lesser of 70% of eligible inventory or 85% of the inventory liquidation value net of certain reserves (as defined by the Credit Agreement). The Credit Agreement expires on May 30, 2006. As of January 31, 2004 and February 1, 2003, the Company’s unused borrowing capacity under the Credit Agreement was $154,327,000 and $143,810,000 respectively. Borrowings made pursuant to the Credit Agreement bear interest based upon a formula at either (a) the prime rate, or (b) the one month London Interbank Offering Rate (“LIBOR”), plus the applicable margin (0% for the prime rate option or 1.25% for LIBOR as of January 31, 2004). Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $17,495,000 as of January 31, 2004.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 31, 2004 and February 1, 2003, the prime rate was 4.00% and 4.25%, respectively, and LIBOR was 1.10% and 1.34%, respectively. There were no borrowings outstanding at January 31, 2004 and February 1, 2003.

The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio and prohibits payment of any dividends.

The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $50,000,000, (b) $180,000,000 less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of January 31, 2004 and February 1, 2003, the Company had outstanding letters of credit totaling $12,851,000 and $11,033,000, respectively.

The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2003	2002
Balance, fiscal period-end	$—	$—
Average interest rate	2.63%	3.12%
Maximum outstanding during the year	$71,395	$134,285
Average outstanding during the year	$33,027	$83,917

5. Debt

Debt, exclusive of capital lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2003	2002
Third-Party:
Note payable, due in monthly installments of approximately $3, including interest at 4%, through 2020	$834	$873
Related Party:
Note payable to a former principal stockholder, due in monthly installments of approximately $14, including interest at 12%, through May 1, 2006	325	443

Total debt	1,159	1,316
Less current portion of:
Third-party	(41)	(39)
Related party	(134)	(118)

Total Long-Term Debt	$984	$1,159

Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed in Note 4.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled principal payments on long-term debt as of January 31, 2004 are as follows (in thousands):

Fiscal
2004	$175
2005	193
2006	84
2007	46
2008	48
Thereafter	613

$1,159

6. Leases

Capital Lease Obligations—The Company leases two buildings from the estate of a former stockholder, which is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. The gross and net carrying values of assets under capital leases are approximately $3,599,000 and $1,937,000 as of January 31, 2004 and $3,139,000 and $1,411,000 as of February 1, 2003, respectively.

Scheduled lease payments under capital lease obligations as of January 31, 2004 are as follows (in thousands):

Fiscal
2004	$529
2005	529
2006	240
2007	240
2008	240
Thereafter	2,955

4,733
Less amount representing interest	1,976

Present value of net scheduled lease payments	2,757
Less amounts due in one year	330

$2,427

Operating Lease Agreements—The Company leases substantially all of its stores, as well as certain office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2025. Certain of the store lease agreements contain renewal options for additional periods of five to ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $100,489,000, $88,183,000 and $74,918,000 for fiscal 2003, 2002, and 2001, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $14,726,000, $6,417,000, and $10,254,000 for fiscal 2003, 2002, and 2001, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled lease payments due (including lease commitments for 23 stores not yet opened at January 31, 2004) under noncancelable operating leases as of January 31, 2004 are as follows (in thousands):

Fiscal
2004	$118,898
2005	126,291
2006	124,298
2007	121,872
2008	119,390
Thereafter	987,260

$1,598,009

7. Stockholders’ Equity and Employee Stock Plans

Initial Public Offering—During October 2002, the Company completed an initial public offering of 16,762,640 shares of common stock, including the underwriters’ over-allotment, of which 5,544,000 were sold by us and 11,218,640 were sold by certain of our stockholders. Proceeds, net of $2,817,000 in transaction costs, were $28,119,000. The net proceeds were used to repay outstanding borrowings under our senior secured revolving credit facility.

Stock Option Plans—At January 31, 2004, the aggregate number of common shares reserved for grant under the Company’s 2002 Stock Option Plan (the “Plan”) is 19,866,000 shares. The stock option activity during the fiscal years ended is as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Shares Subject to Exercisable Options	Weighted Average Exercise Price Per Share
Outstanding, February 3, 2001	17,847,144	$1.76	11,723,814	$1.55
Granted	203,280	2.17
Exercised	(5,724,748)	1.08
Cancelled	(493,938)	2.17

Outstanding, February 2, 2002	11,831,738	$2.08	8,014,596	$2.03
Granted	4,718,538	6.70
Exercised	(393,340)	2.05
Cancelled	(397,734)	2.17

Outstanding, February 1, 2003	15,759,202	$3.46	8,909,490	$2.05
Granted	4,776,906	23.16
Exercised	(6,425,556)	2.10
Cancelled	(469,326)	3.70

Outstanding, January 31, 2004	13,641,226	$10.99	4,607,322	$2.58

Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from the date of grant. As of January 31, 2004, there were 10,284,126 shares of common stock available for issuance pursuant to future stock option grants.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of January 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 1.08–$ 2.17	4,337,008	5.58	$2.05	4,177,202	$2.04
$ 6.00–$10.48	4,545,792	8.75	6.69	430,120	7.77
$15.29–$22.87	2,568,072	9.70	21.55	—	—
$25.07–$25.25	2,190,354	9.97	25.23	—	—

$ 1.08–$25.25	13,641,226	8.12	$10.99	4,607,322	$2.58

Employee Stock Purchase Plan—The Company has an employee stock purchase plan which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 2,310,000. There were 238,906 and 866,988 shares issued under the plan during fiscal 2003 and 2002 leaving 1,204,106 shares available for future issuance.

Common Stock, Class B Common Stock and Preferred Stock—During fiscal 2002, the Company amended its corporate charter to, among other things, provide for the authorization of the issuance of up to 100,000,000 shares of common stock, 20,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock. Upon completion of the Company’s initial public offering in fiscal 2002, the Company has two classes of common stock, the existing common stock and a new class of Class B common stock. The holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party and relatives of the related party hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradeable. Class B common stock can be converted to common stock at the holder’s option.

As of January 29, 2000, the Company had 12,516,766 shares of preferred stock authorized and 9,396,612 shares issued. All series of preferred stock were convertible into shares of common stock at the option of the holder. In preference to Series B preferred shares, series A, C, D, E, F, and G preferred stock, which were redeemable for cash at certain fixed dates, were entitled to cumulative annual dividends, as defined. The Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003 include $63,897,000 of accretion on previously outstanding redeemable preferred stock to its redemption value through a charge to accumulated deficit from fiscal 1992 to fiscal 2000. Because of the redemption feature on such series, series A, C, D, E, F and G preferred stock were not classified within stockholders’ equity.

In fiscal 2000, the preferred shareholders elected to convert all outstanding preferred shares to common stock resulting in the conversion of 18,793,224 shares of preferred stock to 50,502,324 shares of common stock. The Company repurchased approximately 60% of the common stock from the former preferred shareholders for cash of $44,809,000 and promissory notes totaling $13,751,000 which accrued interest at 7% annually. The Company repaid the promissory notes on September 9, 2001.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note Receivable for Common Stock—During fiscal 2001, stock options representing 5,724,748 shares were exercised in exchange for a note receivable due from a related party. The note receivable was repaid during fiscal 2002.

8. Income Taxes

The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Current:
Federal	$21,543	$25,403	$11,940
State	3,696	4,854	800

	25,239	30,257	12,740

Deferred:
Federal	8,731	(4,319)	2,333
State	1,242	(429)	575

	9,973	(4,748)	2,908

Total provision	$35,212	$25,509	$15,648

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	5.0	5.0	5.0

Effective income tax rate	40.0%	40.0%	40.0%

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2003	2002
Property and equipment	$144	$2,932
Inventories	(10,251)	(677)
Other accrued expenses not currently deductible for tax purposes	12,087	10,520
Deferred rent	3,748	3,434

Total deferred taxes	$5,728	$16,209

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Earnings Per Common Share

Earnings per common share is calculated using the principles of SFAS No. 128, “Earnings Per Share” (“EPS”). The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The earnings per share calculations are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2003	2002	2001
Earnings per common share—Basic:
Net income	$52,819	$38,264	$23,471
Weighted average common shares outstanding	44,774	35,458	32,018
Earnings per common share	$1.18	$1.08	$0.73
Earnings per common share—Diluted:
Net income	$52,819	$38,264	$23,471
Weighted average common shares outstanding—basic	44,774	35,458	32,018
Stock options and warrants	5,506	5,500	3,718

Weighted average common shares outstanding	50,280	40,958	35,736
Earnings per common share	$1.05	$0.93	$0.66

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

11. Investments

In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Internet site which operates under the domain name “DicksSportingGoods.com”, which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that was subsequently converted into an equity ownership at a price that was less than the GSI market value per share. The equity ownership consists of restricted, unregistered common stock of GSI and warrants to purchase unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue to be amortized over the 10-year term of the agreement. Deferred revenue at January 31, 2004 and February 1, 2003 was $3,192,000 and $3,618,000, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.

The Company regularly evaluates the carrying value of its investment in GSI. During fiscal 2002, the carrying value of GSI exceeded the fair value and the decline in fair value was deemed to be other-than-temporary. The Company wrote down the value of the investment to its fair value recording a non-cash charge of $2,447,000 for the other-than-temporary reduction in fair value of GSI.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2003, the Company realized a gain of $3,536,000 resulting from the sale of a portion of the Company’s investment in GSI.

12. Retirement Savings Plan

The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all employees who have completed one year of service and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a matching contribution equal to 50% of each participant’s contribution up to 10% of the participant’s compensation, and may make a discretionary contribution. Total expense recorded under the plan was $1,887,000, $1,201,000, and $1,272,000 for fiscal 2003, 2002 and 2001, respectively. The fiscal 2003 expense included a discretionary contribution of $594,000.

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

14. Supplemental Disclosure of Cash Flow Information

Interest paid by the Company totaled $1,594,000, $2,686,000 and $6,136,000 for fiscal 2003, 2002 and 2001, respectively. Income tax payments during fiscal 2003, 2002 and 2001 were $12,424,000, $22,370,000 and $14,481,000, respectively.

During fiscal 2001, stock options representing 5,724,748 shares were exercised in exchange for a note receivable in the amount of $6,196,000.

During fiscal 2001, the Company and GSI entered into an Internet commerce agreement that included a royalty arrangement that was subsequently converted into an equity ownership. The Company recognized the difference between the fair value of the GSI stock and its cost as an additional investment and deferred revenue of $4,256,000 (see Note 11).

15. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information in fiscal years 2003 and 2002 is as follows (in thousands, except earnings per share):

	2003				2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$304,728	$353,521	$338,164	$474,432	$276,635	$310,123	$290,616	$395,210
Gross profit	82,848	96,548	88,839	139,504	70,040	80,352	72,129	114,871
Income from operations	11,590	25,102	6,035	43,599	8,736	20,420	5,496	34,432
Net income	6,650	15,467	4,713	25,989	4,729	11,720	2,754	19,061
Net earnings per common share-diluted	$0.14	$0.31	$0.09	$0.50	$0.12	$0.31	$0.07	$0.41

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Subsequent Events

On February 10, 2004, the Company’s board of directors declared a two-for-one stock split of the Company’s common shares. The split will be effected by issuing one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held on the record date of March 19, 2004. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split.

On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $145.7 million are after the net cost of a convertible bond hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion premium associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect upon conversion.

The initial offering of $155.0 million issue price of convertible notes were sold on February 11, 2004 in a private, unregistered offering to “qualified institutional buyers”, along with the subsequent exercise by the initial purchasers of such offering of their option to purchase an additional $17.5 million issue price of convertible notes for a total issue price of $172.5 million. The transactions closed on February 18, 2004. Net proceeds of $145.7 million to the Company are net of estimated transaction costs associated with the offering of $6.1 million, and the net payment for the bond hedge and warrant transactions described below. The convertible notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009, with the first interest payment to be made on August 18, 2004. After February 18, 2009, the notes will not pay cash interest but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625%, until maturity on February 18, 2024, when a holder will receive $1,000 per note. The convertible notes are convertible into the Company’s common stock (the “common stock”) at an initial conversion price in each of the first 20 fiscal quarters following issuance of the notes of $39.31 per share, upon the occurrence of certain events. Thereafter, the conversion price per share of common stock increases each fiscal quarter by the accreted original issue discount for the quarter. Upon conversion of a note, unless the Company is in default, the Company is obligated to pay cash in lieu of issuing some or all of the shares of common stock, in an amount up to the accreted principal amount of the note, and whether any shares of common stock are issuable in addition to this cash payment would depend upon the then market price of the Company’s common stock. The convertible notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accrued original discount and any accrued cash interest, if any. The total face amount of the convertible notes was $255.1 million prior to the original discount of $82.6 million.

Concurrently with the sale of the convertible notes, the Company purchased a bond hedge designed to mitigate the potential dilution from the conversion of the convertible notes. Under the five year terms of the bond hedge, one of the initial purchasers (“the counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $39.31 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the convertible notes is 4,388,024 shares.

The cost of the purchased bond hedge was partially offset by the sale of warrants (the “warrants”) to acquire up to 8,775,948 shares of the common stock to the counterparty with whom the Company entered into the bond hedge. The warrants are exercisable in year five at a price of $56.16 per share. The warrants may be settled at the Company’s option through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then market price exceeds $56.16 per share.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net effect of the purchased bond hedge and the warrants is to either reduce the potential dilution from the conversion of the convertible notes if the Company elects a net share settlement or to increase the net cash proceeds of the offering if a net cash settlement is elected if the convertible notes are converted at a time when the market price of the common stock exceeds $39.31 per share. There would be dilution from the conversion of the convertible note to the extent that the then-market price per share of the common stock exceeds $56.16 at the time of conversion.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Amended and Restated Credit Agreement dated as of July 26, 2000 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of May 18, 2001, the Second Amendment to Amended and Restated Credit Agreement dated as of July 2001, the Third Amendment to Amended and Restated Credit Agreement dated as of August 3, 2001, the Fourth Amendment to Amended and Restated Credit Agreement dated as of September 2001, the Fifth Amendment to Amended and Restated Credit Agreement dated as of February 2002, the Sixth Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002, and the Seventh Amendment to Amended and Restated Credit Agreement dated as of July 15, 2002	Incorporated by reference to Exhibit 10.3 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of September 12, 2002	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.3	Ninth Amendment to Amended and Restated Credit Agreement dated as of December 15, 2002	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.4	Tenth Amendment and Waiver to Amended and Restated Credit Agreement dated as of August 7, 2003	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 3, 2003

4.5	Eleventh Amendment to Amended and Restated Credit Agreement dated as of January 29, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Twelfth Amendment to the Amended and Restated Credit Agreement dated as of February 18, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

Exhibit Number	Description	Method of Filing
4.8	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.9	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.10	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Filed herewith

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Filed herewith

Exhibit Number	Description	Method of Filing
10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Filed herewith

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of April 8, 2004 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of April 8, 2004 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of April 8, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of April 8, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC

By:	/s/ WILLIAM R. NEWLIN

William R. Newlin Executive Vice President and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ EDWARD W. STACK Edward W. Stack	Chairman and Chief Executive Officer and Director	April 8, 2004

/s/ WILLIAM J. COLOMBO William J. Colombo	President and Chief Operating Officer and Director	April 8, 2004

/s/ MICHAEL F. HINES Michael F. Hines	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 8, 2004

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	April 8, 2004

/s/ DAVID I. FUENTE David I. Fuente	Director	April 8, 2004

/s/ STEVEN E. LEBOW Steven E. Lebow	Director	April 8, 2004

/s/ WALTER ROSSI Walter Rossi	Director	April 8, 2004

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	April 8, 2004

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Fiscal 2001
Inventory reserve	$3,085	$900	$(200)	$3,785
Allowance for doubtful accounts	523	224	(245)	502

Fiscal 2002
Inventory reserve	$3,785	$847	$—	$4,632
Allowance for doubtful accounts	502	1,421	(491)	1,432

Fiscal 2003
Inventory reserve	$4,632	$1,227	$—	$5,859
Allowance for doubtful accounts	1,432	774	(1,105)	1,101