Form 10-Q
period 2004-05-01
DICKS SPORTING GOODS INC
filed 2004-05-19
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The number of shares of common stock and Class B common stock outstanding at May 17, 2004 was 33,488,162 and 14,107,644, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
Net sales	$364,207	$304,728
Cost of goods sold, including occupancy and distribution costs	261,528	221,880

GROSS PROFIT	102,679	82,848
Selling, general and administrative expenses	82,167	68,802
Pre-opening expenses	2,742	2,456

INCOME FROM OPERATIONS	17,770	11,590
Interest expense, net	642	506
Other income	(1,000)	—

INCOME BEFORE INCOME TAXES	18,128	11,084
Provision for income taxes	7,251	4,434

NET INCOME	$10,877	$6,650

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.16
Diluted	$0.21	$0.14
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,321	41,028
Diluted	52,392	47,961

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	May 1,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,778	$93,674
Short-term investments	19,933	—
Accounts receivable, net	17,603	10,417
Inventories, net	314,599	254,360
Prepaid expenses and other current assets	6,789	5,222
Deferred income taxes	1,585	1,021

Total current assets	533,287	364,694
Property and equipment, net	95,281	100,965
Construction in progress — leased facilities	22,334	10,927
Long-term investments	28,010	—
Other assets	27,963	21,945

TOTAL ASSETS	$706,875	$498,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$158,747	$118,383
Accrued expenses	66,078	72,090
Deferred revenue and other liabilities	28,954	37,037
Income taxes payable	3,164	—
Current portion of other long-term debt and capital leases	505	505

Total current liabilities	257,448	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	—	—
Other long-term debt and capital leases	3,288	3,411
Non-cash obligations for construction in progress — leased facilities	22,334	10,927
Deferred revenue and other liabilities	13,308	13,197

Total long-term liabilities	211,430	27,535

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	335	331
Class B common stock	141	141
Additional paid-in capital	159,738	175,748
Retained earnings	73,921	63,044
Accumulated other comprehensive income	3,862	3,717

Total stockholders’ equity	237,997	242,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$706,875	$498,531

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
NET INCOME	$10,877	$6,650
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities, net of tax	145	143

COMPREHENSIVE INCOME	$11,022	$6,793

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

			Class B				Accumulated
	Common Stock		Common Stock		Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004	33,052,882	$331	14,107,644	$141	$175,748	$63,044	$3,717	$242,981
Exercise of stock options, including tax benefit of $2,895	434,868	4	—	—	4,145	—	—	4,149
Purchase of bond hedge net of sale of warrant, including tax benefit of $545	—	—	—	—	(20,155)	—	—	(20,155)
Net income	—	—	—	—	—	10,877	—	10,877
Unrealized gain on securities available-for-sale, net of taxes of $78	—	—	—	—	—	—	145	145

BALANCE, May 1, 2004	33,487,750	$335	14,107,644	$141	$159,738	$73,921	$3,862	$237,997

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,877	$6,650
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,296	3,283
Deferred income taxes	(649)	(1,777)
Tax benefit from exercise of stock options	2,895	5,554
Other non-cash items	—	2,067
Changes in assets and liabilities:
Accounts receivable	(3,956)	(3,835)
Inventories	(60,239)	(50,274)
Prepaid expenses and other assets	(1,569)	(499)
Accounts payable	33,213	8,718
Accrued expenses	(6,012)	(3,373)
Income taxes payable	3,709	(8,952)
Deferred revenue and other liabilities	(7,916)	(3,823)

Net cash used in operating activities	(25,351)	(46,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,820)	(9,387)
Proceeds from sale-leaseback transactions	12,152	7,403
Purchase of held-to-maturity securities	(47,943)	—
Increase in recoverable costs from developed properties	(3,230)	—

Net cash used in investing activities	(49,841)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—
Revolving credit borrowings, net	—	45,275
Payments on other long-term debt and capital leases	(123)	(52)
Payment for purchase of bond hedge	(33,120)	—
Proceeds from issuance of warrant	12,420	—
Transaction costs for convertible notes	(5,786)	—
Proceeds from exercise of stock options	1,254	3,606
Increase in bank overdraft	7,151	3,861
Transaction costs related to initial public offering	—	183

Net cash provided by financing activities	154,296	52,873

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,104	4,628
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,674	11,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,778	$15,748

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$11,407	$—

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

2. Unaudited Interim Financial Data

     The interim financial information as of May 1, 2004 and for the 13 weeks ended May 1, 2004 and May 3, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2004 dated April 8, 2004, as filed with the Securities and Exchange Commission. Operating results for the 13 weeks ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005 or any other period.

3. Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 13 weeks ended May 1, 2004 calculation as they were anti-dilutive.

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
	(In thousands, except per share data)
Earnings per common share — Basic:
Net income	$10,877	$6,650
Weighted average common shares outstanding	47,321	41,028
Earnings per common share	$0.23	$0.16
Earnings per common share — Diluted:
Net income	$10,877	$6,650
Weighted average common shares outstanding — basic	47,321	41,028
Stock options	5,071	6,933

Weighted average common shares outstanding	52,392	47,961
Earnings per common share	$0.21	$0.14

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

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$10,877	$6,650
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,646)	(621)

Pro-forma net income	$8,231	$6,029

Earnings per share:
Basic — as reported	$0.23	$0.16
Basic — pro-forma	$0.17	$0.15
Diluted — as reported	$0.21	$0.14
Diluted — pro-forma	$0.16	$0.13

5. Senior Convertible Notes

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“senior convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $146.0 million to the Company are net of estimated transaction costs associated with the offering of $5.8 million, and the net cost of a convertible bond hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion premium associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect upon conversion.

     The senior convertible notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009, with the first interest payment to be made on August 18, 2004. After February 18, 2009, the senior convertible notes will not pay cash interest but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625%, until maturity on February 18, 2024, when a holder will receive $1,000 per note. The senior convertible notes are convertible into the Company’s common stock (the “common stock”) at an initial conversion price in each of the first 20 fiscal quarters following issuance of the notes of $39.31 per share, upon the occurrence of certain events. Thereafter, the conversion price per share of common stock increases each fiscal quarter by the accreted original issue discount for the quarter. Upon conversion of a note, unless the Company is in default, the Company is obligated to pay cash in lieu of issuing some or all of the shares of common stock, in an amount up to the accreted principal amount of the note, and whether any shares of common stock are issuable in addition to this cash payment would depend upon the then market price of the Company’s common stock. The senior convertible notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accrued original discount and any accrued cash interest, if any. The total face amount of the senior convertible notes was $255.1 million prior to the original discount of $82.6 million.

     Concurrently with the sale of the senior convertible notes, the Company purchased a bond hedge designed to mitigate the potential dilution from the conversion of the senior convertible notes. Under the five year terms of the bond hedge, one of the initial purchasers (“the counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $39.31 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the senior convertible notes is 4,388,024 shares.

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

     The net effect of the purchased bond hedge and the warrants is to either reduce the potential dilution from the conversion of the senior convertible notes if the Company elects a net share settlement or to increase the net cash proceeds of the offering if a net cash settlement is elected if the senior convertible notes are converted at a time when the market price of the common stock exceeds $39.31 per share. There would be dilution from the conversion of the senior convertible notes to the extent that the then market price per share of the common stock exceeds $56.16 at the time of conversion.

6. Short-term and Long-term Investments

     The Company’s short-term and long-term investments consist of investment-grade marketable debt securities, all of which are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded at amortized cost. Long-term investments mature between one and two years.

7. Stock Split

     On February 10, 2004, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common shares for stockholders of record on March 19, 2004. The split became effective on April 5, 2004 by issuing our stockholders of record one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split.

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

OVERVIEW

     The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. As of May 1, 2004, the Company operated 169 stores in 27 states throughout the Eastern half of the United States.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated selected items in the Condensed Consolidated Statements of Income as a percentage of the Company’s net sales:

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs	71.8	72.8

Gross profit	28.2	27.2
Selling, general and administrative expenses	22.6	22.6
Pre-opening expenses	0.7	0.8

Income from operations	4.9	3.8
Interest expense, net	0.2	0.2
Other income	0.3	—

Income before income taxes	5.0	3.6
Provision for income taxes	2.0	1.4

Net income	3.0%	2.2%

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

     Interest expense, net results primarily from interest on our senior convertible notes and senior secured revolving credit facility partially offset by interest income from the Company’s investments in marketable securities and held-to-maturity investments.

13 Weeks Ended May 1, 2004 Compared to the 13 Weeks Ended May 3, 2003

Net Income

     Our net income increased by $4.2 million, or 63.6% to $10.9 million for the 13 weeks ended May 1, 2004, from $6.7 million for the 13 weeks ended May 3, 2003. This represented an increase in diluted earnings per share of $.07, or 50% to $0.21 from $0.14.

Net Sales

     Net sales increased by $59.5 million, or 19.5%, to $364.2 million for the 13 weeks ended May 1, 2004, from $304.7 million for the 13 weeks ended May 3, 2003. This increase resulted from a comparable store sales increase of 4.6%, or $13.5 million, and $46.0 million in new store sales, which reflected the opening of six new stores for the 13 weeks ended May 1, 2004 compared to the opening of eight new stores and one relocated store for the 13 weeks ended May 3, 2003. The increase in comparable store sales is mostly attributable to sales increases in men’s, women’s and kid’s athletic footwear and apparel, golf, team sports and paintball, partly offset by lower sales of in-line skates, hunting, bikes and camping.

Income from Operations

     Income from operations increased by $6.2 million, or 53.3%, to $17.8 million for the 13 weeks ended May 1, 2004, from $11.6 million for the 13 weeks ended May 3, 2003. The increase in income from operations is primarily a result of increased gross profit.

     Gross profit increased by $19.9 million, or 23.9%, to $102.7 million for the 13 weeks ended May 1, 2004, from $82.8 million for the 13 weeks ended May 3, 2003. As a percentage of net sales, gross profit increased to 28.2% for the 13 weeks ended May 1, 2004, from 27.2% for the 13 weeks ended May 3, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories. In addition, the gross profit percentage improved due to improved productivity at the Company’s distribution center and the leverage obtained on store occupancy costs from the increase in sales.

     Selling, general and administrative expenses increased by $13.4 million to $82.2 million for the 13 weeks ended May 1, 2004, from $68.8 million for the 13 weeks ended May 3, 2003. As a percentage of net sales, selling, general and administrative expenses was unchanged at 22.6% for the 13 weeks ended May 1, 2004, as compared to 22.6% for the 13 weeks ended May 3, 2003. Although unchanged from the 13 weeks ended May 3, 2003, the Company saw increases in net advertising expenditures and incentive compensation expense, which was offset by the leverage obtained on payroll expenses from the increase in sales and last year’s first quarter containing higher information systems costs.

     Pre-opening expenses increased by $0.2 million to $2.7 million for the 13 weeks ended May 1, 2004, from $2.5 million for the 13 weeks ended May 3, 2003. Pre-opening expenses were for the addition of six new stores for the 13 weeks ended May 1, 2004 compared to the opening of eight new stores and one relocated store for the 13 weeks ended May 3, 2003.

Interest Expense, Net

     Interest expense, net increased by $0.1 million to $0.6 million for the 13 weeks ended May 1, 2004, from $0.5 million for the 13 weeks ended May 3, 2003 due primarily to $0.9 million of interest expense on our senior convertible notes issued on February 18, 2004 partially offset by interest income of $0.6 million from our investments in marketable securities and held-to-maturity investments.

Other Income

     Other income included a $1.0 million award arising out of a court order related to our unsuccessful effort to acquire the assets of Bob’s Store’s, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity for the 13 weeks ended May 1, 2004 have been the net proceeds from the issuance of the senior convertible notes and proceeds from sale-leaseback transactions.

     The change in cash and cash equivalents is as follows:

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
Net cash used in operating activities	$(25,351)	$(46,261)
Net cash used in investing activities	(49,841)	(1,984)
Net cash provided by financing activities	154,296	52,873

Net increase in cash and cash equivalents	$79,104	$4,628

Operating Activities

     Cash used in operating activities for the 13 weeks ended May 1, 2004 decreased by $20.9 million, or 45.2% to $25.4 million reflecting higher net income and adjustments for non-cash items. The decrease in the use of working capital is primarily due to an increase in the change in accounts payable and an increase in the change in income taxes payable partially offset by an increase in the change in inventory. The increase in the change in accounts payable was primarily due to the timing of spring merchandise receipts in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Accordingly, the accounts payable balance was lower at January 31, 2004 due to an increase in receipts in February 2004 as opposed to December and January of the previous year. The increase in the change in income taxes payable is partly related to the fiscal 2003 tax benefit from the exercise of stock options which in part provided for an $8.5 million decrease in tax payments during the 13 weeks ended May 1, 2004 as compared to the 13 weeks ended May 3, 2003 and an increase of $2.8 million related to the higher pre-tax income for the 13 weeks ended May 1, 2004. The increase in the change in inventory was primarily due to the increase in receipts in fiscal 2004 compared to fiscal 2003 due to the timing of new store openings, and an increase in in-transit import inventory. The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

     Cash used in investing activities for the 13 weeks ended May 1, 2004 increased by $47.9 million, to $49.8 million primarily reflecting the purchase of $47.9 million of held-to-maturity securities, partially offset by a decrease in net capital expenditures as proceeds from sale-leaseback transactions increased $4.8 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.

     We opened six new stores during the 13 weeks ended May 1, 2004 compared to opening eight new stores and relocating one store during the 13 weeks ended May 3, 2003. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. During the 13 weeks ended May 1, 2004 we completed two building sale-leasebacks that generated proceeds of $9.1 million, of which $8.8 million of the capital expenditures were incurred in fiscal 2003.

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings during the construction period, for accounting purposes only. Accordingly, the Company has recognized a non-cash asset and related non-cash obligation of $22.3 million as of May 1, 2004. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

Financing Activities

     Cash provided by financing activities for the 13 weeks ended May 1, 2004 increased by $101.4 million, or 191.8%, to $154.3 million primarily reflecting the net proceeds from the senior convertible notes and the decrease in the change in the balance of the senior secured revolving credit facility. Financing activities consisted primarily of the issuance of the senior convertible notes, borrowings and repayments under the senior secured revolving credit facility and proceeds from transactions in the Company’s common stock. The Company received proceeds of $1.3 million and $3.6 million from the exercise of employee stock options during the 13 weeks ended May 1, 2004 and the 13 weeks ended May 3, 2003, respectively. Future stock option activity cannot be predicted.

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of convertible notes in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $146.0 million are after the net cost of a convertible bond hedge and a separate warrant transaction as well as estimated transaction costs associated with the offering of $5.8 million. The hedge and warrant transactions effectively increase the conversion premium associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect upon conversion.

     The Company’s liquidity and capital needs have generally been met by cash from operating activities and borrowings under the senior secured revolving credit facility. This senior secured revolving credit facility provides for borrowings in an aggregate outstanding principal amount of up to $180 million, including up to $50 million in the form of letters of credit. The actual availability under the senior secured revolving credit facility is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. There were no outstanding borrowings on the senior secured revolving credit facility as of May 1, 2004 and January 31, 2004. Total remaining borrowing capacity, after subtracting letters of credit as of May 1, 2004 and January 31, 2004 was $167.5 million and $154.3 million, respectively. Interest on outstanding indebtedness under the senior secured revolving credit facility currently accrues at the lender’s prime commercial lending rate or, if the Company elects, at the one month LIBOR plus 1.25% based on the Company’s current interest coverage ratio. The Company’s obligations under the senior secured revolving credit facility are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The senior secured revolving credit facility matures on May 30, 2006. The Company has used the senior secured revolving credit facility to meet seasonal working capital requirements and to support the Company’s growth.

     The senior secured revolving credit facility contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur indebtedness or liens, to pay dividends or make distributions on the Company’s stock, to make investments or loans, or to engage in transactions with affiliates. The Company is obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. Obligations under the senior secured revolving credit facility are secured under various collateral documents (including a security agreement, pledge agreement, blocked account agreements, concentration account agreement, disbursement account agreements, and a trademark security agreement) by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of May 1, 2004, the Company was in compliance with the terms of the senior secured revolving credit facility.

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

     The Company believes that existing cash flows generated from operations, funds available under our credit facility and proceeds from our convertible notes will be sufficient to satisfy our capital requirements through 2004. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of May 1, 2004 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of convertible notes in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $146.0 million are after the net cost of a convertible bond hedge and a separate warrant transaction as well as estimated transaction costs associated with the offering of $5.8 million. The hedge and warrant transactions effectively increase the conversion premium associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect upon conversion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the senior secured revolving credit facility. The Company’s senior secured revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. There were no borrowings outstanding under the senior secured revolving credit facility as of May 1, 2004 and January 31, 2004. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the senior secured revolving credit facility would be approximately $0.2 million based upon fiscal 2003 average borrowings.

     The Company’s short and long-term investment portfolio consists of fixed income instruments. The primary objectives of these investments are to preserve capital. A hypothetical 10% change in the underlying interest rate of our interest bearing financial instruments held as of May 1, 2004 was determined to not have a material effect on the Company’s net income.

Credit Risk

     In February 2004, the Company sold $172.5 million issue price of senior unsecured convertible notes due 2024. In conjunction with the issuance of these senior convertible notes, we also entered into a five year convertible bond hedge and a five year separate warrant transaction with one of the initial purchasers (“the counterparty”) and/or certain of its affiliates. Subject to the movement in our common stock price, we could be exposed to credit risk arising out of net settlement of the convertible bond hedge and separate warrant transaction in our favor. Based on our review of the possible net settlements and the credit strength of the counterparty and its affiliates, we believe that we do not have a material exposure to credit risk as a result of these share option transactions.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended to qualified institutional buyers (as defined in Rule 144A). Net proceeds to the Company of $146.0 million are after the net cost of a convertible bond hedge and a separate warrant transaction as well as estimated transaction costs associated with the offering of $5.8 million, which includes a commission of $5.2 million to the initial purchasers of the senior convertible notes. The aggregate number of shares that the Company could be obligated to issue upon conversion of the convertible notes is 4,388,024 shares.

     The senior convertible notes are convertible into the Company’s common stock (the “common stock”) at an initial conversion price in each of the first 20 fiscal quarters following issuance of the notes of $39.31 per share, upon the occurrence of certain events. Thereafter, the conversion price per share of common stock increases each fiscal quarter by the accreted original issue discount for the quarter. Upon conversion of a note, unless the Company is in default, the Company is obligated to pay cash in lieu of issuing some or all of the shares of common stock, in an amount up to the accreted principal amount of the note, and whether any shares of common stock are issuable in addition to this cash payment would depend upon the then market price of the Company’s common stock. The senior convertible notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accrued original discount and any accrued cash interest, if any.

     Concurrently with the sale of the senior convertible notes, the Company purchased a bond hedge designed to mitigate the potential dilution from the conversion of the convertible notes. Under the five year terms of the bond hedge, one of the initial purchasers (“the counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $39.31 per share.

     The cost of the purchased bond hedge was partially offset by the sale of warrants by the Company (the “warrants”) to acquire up to 8,775,948 shares of the common stock to the counterparty with whom the Company entered into the bond hedge. The warrants are exercisable in year five at a price of $56.16 per share. The warrants may be settled at the Company’s option through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then market price exceeds $56.16 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit Number	Description of Exhibit	Method of Filing
4.1	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.2	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner, Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.3	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

b.	Reports on Form 8-K:

     During the first quarter of 2004, we furnished the following to the Securities and Exchange Commission on Form 8-K:

•	Report dated February 10, 2004 announcing our sales for the fiscal quarter ended January 31, 2004, increasing earnings per share guidance for the fourth quarter 2003 and full year 2003 results, and a two-for-one common stock split.

•	Report dated February 18, 2004 announcing our closing of the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $172.5 million issue price of 2.375% senior convertible notes, due 2024.

•	Report dated March 11, 2004, announcing our fourth quarter 2003 financial results.

•	Report dated March 25, 2004, providing portions of electronic slides presented at the Merrill Lynch Retailing Leaders & Consumer Products Conference along with the reconciliations of the non-GAAP measures used therein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 19, 2004 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK

Edward W. Stack Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES

Michael F. Hines Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
4.1	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.2	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner, Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.3	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.1	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith