Form 10-Q
period 2004-07-31
DICKS SPORTING GOODS INC
filed 2004-09-09
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

Commission File No. 001-31463

DICK’S SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1241537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Industry Drive, RIDC Park West, Pittsburgh, Pennsylvania	15275
(Address of principal executive offices)	(Zip Code)

(724) 273-3400
(Registrant’s telephone number, including area code)

200 Industry Drive, RIDC Park West,
Pittsburgh, Pennsylvania 15275
Former name or former address, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [   ]

The number of shares of common stock and Class B common stock outstanding at September 1, 2004 was 34,113,462 and 14,077,644, respectively.

INDEX TO FORM 10-Q

Page Number
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES	25
EXHIBIT INDEX	26
EX-3.1 Certification
EX-10.5 INDUSTRIAL REAL ESTATE LEASE
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	$416,135	$353,521	$780,342	$658,249
Cost of goods sold, including occupancy and distribution costs	297,055	256,973	558,583	478,854

GROSS PROFIT	119,080	96,548	221,759	179,395
Selling, general and administrative expenses	85,864	70,284	168,031	139,085
Acquisition and integration costs	52	—	52	—
Pre-opening expenses	2,357	1,162	5,099	3,619

INCOME FROM OPERATIONS	30,807	25,102	48,577	36,691
Gain on sale of investment	—	1,212	—	1,212
Interest expense, net	959	535	1,601	1,040
Other income	—	—	(1,000)	—

INCOME BEFORE INCOME TAXES	29,848	25,779	47,976	36,863
Provision for income taxes	11,939	10,312	19,190	14,745

NET INCOME	$17,909	$15,467	$28,786	$22,118

EARNINGS PER COMMON SHARE:
Basic	$0.38	$0.35	$0.61	$0.52
Diluted	$0.34	$0.31	$0.55	$0.45
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	47,693	44,728	47,503	42,878
Diluted	52,627	50,216	52,506	49,148

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	July 31,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,964	$93,674
Accounts receivable, net	37,407	10,417
Inventories, net	489,401	254,360
Prepaid expenses and other current assets	18,855	5,222
Investments	20,000	—
Deferred income taxes	34,965	1,021

Total current assets	638,592	364,694
Property and equipment, net	276,823	100,965
Construction in progress - leased facilities	10,492	10,927
Goodwill	159,398	—
Other assets	25,333	21,945

TOTAL ASSETS	$1,110,638	$498,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$286,974	$118,383
Accrued expenses	136,189	72,090
Deferred revenue and other liabilities	36,837	37,037
Income taxes payable	1,570	—
Current portion of other long-term debt and capital leases	603	505

Total current liabilities	462,173	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	159,657	—
Other long-term debt and capital leases	14,886	3,411
Non-cash obligations for construction in progress - leased facilities	10,492	10,927
Deferred income taxes	5,168	—
Deferred revenue and other liabilities	24,077	13,197

Total long-term liabilities	386,780	27,535

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	339	331
Class B common stock	141	141
Additional paid-in capital	166,214	175,748
Retained earnings	91,830	63,044
Accumulated other comprehensive income	3,161	3,717

Total stockholders’ equity	261,685	242,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,110,638	$498,531

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
NET INCOME	$17,909	$15,467	$28,786	$22,118
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available-for-sale securities, net of tax	(701)	4,265	(556)	4,408
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	(788)	—	(788)

COMPREHENSIVE INCOME	$17,208	$18,944	$28,230	$25,738

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

			Class B				Accumulated
	Common Stock		Common Stock		Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004	33,052,882	$331	14,107,644	$141	$175,748	$63,044	$3,717	$242,981
Exchange of Class B common stock for common stock	30,000	—	(30,000)	—	—	—	—	—
Exercise of stock options, including tax benefit of $6,074	709,092	7	—	—	8,189	—	—	8,196
Sale of common stock under employee stock purchase plan	84,659	1	—	—	1,762	—	—	1,763
Purchase of bond hedge net of sale of warrant, including tax benefit of $1,215	—	—	—	—	(19,485)	—	—	(19,485)
Net income	—	—	—	—	—	28,786	—	28,786
Unrealized loss on securities available-for-sale, net of tax benefit of $299	—	—	—	—	—	—	(556)	(556)

BALANCE, July 31, 2004	33,876,633	$339	14,077,644	$141	$166,214	$91,830	$3,161	$261,685

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,786	$22,118
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,493	7,288
Deferred income taxes	(589)	(3,498)
Tax benefit from exercise of stock options	6,074	21,489
Gain on sale of investment	—	(1,212)
Other non-cash items	—	2,067
Changes in assets and liabilities exclusive of assets and liabilities acquired:
Accounts receivable	(12,640)	(9,281)
Inventories	(81,808)	(63,108)
Prepaid expenses and other assets	(4,312)	(400)
Accounts payable	56,322	14,639
Accrued expenses	(2,915)	(5,909)
Income taxes payable	3,199	(12,763)
Deferred revenue and other liabilities	(11,097)	(5,315)

Net cash used in operating activities	(10,487)	(33,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,871)	(16,978)
Proceeds from sale-leaseback transactions	20,835	9,398
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	(344,184)	—
Direct acquisition costs of Galyan’s	(2,907)	—
Purchase of held-to-maturity securities	(57,942)	—
Proceeds from sale of held-to-maturity securities	37,942	—
Proceeds from sale of available-for-sale investment	—	1,470
(Increase) decrease in recoverable costs from developed properties	(447)	1,203

Net cash used in investing activities	(372,574)	(4,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—
Revolving credit borrowings, net	159,657	21,606
(Payments) borrowings on other long-term debt and capital leases	(249)	632
Payment for purchase of bond hedge	(33,120)	—
Proceeds from issuance of warrant	12,420	—
Transaction costs for convertible notes	(5,786)	—
Proceeds from sale of common stock under employee stock purchase plan	1,763	1,342
Proceeds from exercise of stock options	2,122	11,501
Increase in bank overdraft	18,044	8,672
Transaction costs related to initial public offering	—	183

Net cash provided by financing activities	327,351	43,936

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55,710)	5,144
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,674	11,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,964	$16,264

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$(435)	$7,053

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Company

     On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 31, 2004 reflect the results of the combined company from the acquisition date of July 29, 2004. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of July 31, 2004 and for the 13 and 26 weeks ended July 31, 2004 and August 2, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2004 dated April 8, 2004, as filed with the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005 or any other period.

3. Business Combination

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. Dick’s paid $362.1 million to fund and consummate the Galyan’s acquisition, including the repayment of $57.2 million of Galyan’s indebtedness. The Company obtained approximately $193 million of these funds from cash and cash equivalents, investments and the balance from borrowings under its revolving line of credit.

     The primary reasons for the acquisition of Galyan’s, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill are:

•	The acquisition provides broader real estate coverage in our existing geographic footprint creating new in-fill opportunities as well as a quicker entry into key markets such as Chicago, Atlanta, Minneapolis, Dallas and Denver, capitalizing on Galyan’s premium quality real estate;

•	The acquisition improves our logistics capabilities, with the addition of a second full-service distribution center in Plainfield, IN to serve the western portion of the chain; and

•	The acquisition could create meaningful margin improvement opportunities due to lower merchandise costs as we will order in larger volumes, intend to have fewer markdowns due to improved inventory control and create leverage of advertising and general and administrative expenditures

     The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) Statement No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 31, 2004 reflect the results of the combined company from the acquisition date. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company is in the process of beginning the independent appraisal for certain assets, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired and liabilities assumed:

Unaudited
Inventory	$153,360
Other current assets	74,344
Property and equipment, net	179,381
Other long term assets, excluding goodwill	656
Goodwill and other intangible assets	159,398
Accounts payable	(94,225)
Accrued expenses	(67,014)
Other current liabilities	(10,989)
Long-term debt	(11,724)
Other long-term liabilities	(21,072)

Fair value of net assets acquired, including intangibles	$362,115

     During the 13 weeks ended July 31, 2004, the Company recorded accruals of $15.6 million related to Galyan’s associate severance, retention bonuses and relocation and $15.8 million related to the proposed closing of Galyan’s stores and its corporate headquarters. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“Issue 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as a liability assumed in the acquisition. The Company is continuing to assess and complete the integration plans which may result in changes to those accruals recorded in accordance with Issue 95-3.

     The following unaudited pro-forma summary presents information as if Galyan’s had been acquired at the beginning of each period presented. The pro-forma amounts include the classification of discounts on Galyan’s associate’s purchases of product as a reduction of net sales as opposed to an operating expense. The pro-forma amounts do not reflect any benefits from economies which might be achieved from combining the operations.

     The pro-forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(Unaudited, in thousands, except per share amounts)
Net sales	$598,417	$516,644	$1,119,586	$950,560
Net income	$12,256	$15,281	$18,656	$19,366
Basic earnings per share	$0.26	$0.34	$0.39	$0.45
Diluted earnings per share	$0.23	$0.30	$0.36	$0.39

4. Goodwill and Other Intangible Assets

     In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”. The $159.4 million of goodwill and other intangible assets was recorded as the excess of the purchase price of $362.1 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of Galyan’s are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their useful lives, if determinable, and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.

5. Stock-Based Compensation

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

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$17,909	$15,467	$28,786	$22,118
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,655)	(614)	(5,251)	(1,235)

Pro-forma net income	$15,254	$14,853	$23,535	$20,883

Earnings per share:
Basic - as reported	$0.38	$0.35	$0.61	$0.52
Basic - pro-forma	$0.32	$0.33	$0.49	$0.49
Diluted - as reported	$0.34	$0.31	$0.55	$0.45
Diluted - pro-forma	$0.29	$0.30	$0.45	$0.43

6. Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 13 and 26 weeks ended July 31, 2004 calculation as they were anti-dilutive. The Company is required to settle for cash an amount which could be up to the accreted principal of the notes, and at its election could settle for cash any remaining amount due upon conversion.

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended
	July 31,	August 2,
	2004	2003
	(In thousands, except per share data)
Earnings per common share - Basic:
Net income	$17,909	$15,467
Weighted average common shares outstanding	47,693	44,728
Earnings per common share	$0.38	$0.35
Earnings per common share - Diluted:
Net income	$17,909	$15,467
Weighted average common shares outstanding - basic	47,693	44,728
Stock options	4,934	5,488

Weighted average common shares outstanding	52,627	50,216
Earnings per common share	$0.34	$0.31

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
	(In thousands, except per share data)
Earnings per common share - Basic:
Net income	$28,786	$22,118
Weighted average common shares outstanding	47,503	42,878
Earnings per common share	$0.61	$0.52
Earnings per common share - Diluted:
Net income	$28,786	$22,118
Weighted average common shares outstanding - basic	47,503	42,878
Stock options	5,003	6,270

Weighted average common shares outstanding	52,506	49,148
Earnings per common share	$0.55	$0.45

7. Senior Convertible Notes

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“senior convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $146.0 million to the Company are net of estimated transaction costs associated with the offering of $5.8 million, and the net cost of a convertible bond hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion price associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect upon conversion.

     The senior convertible notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009, with the first interest payment made on August 18, 2004. After February 18, 2009, the senior convertible notes will not pay cash interest but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625%, until maturity on February 18, 2024, when a holder will receive $1,000 per note. The senior convertible notes are convertible into the Company’s common stock (the “common stock”) at an initial conversion price in each of the first 20 fiscal quarters following issuance of the notes of $39.31 per share, upon the occurrence of certain events. Thereafter, the conversion price per share of common stock increases each fiscal quarter by the accreted original issue discount for the quarter. Upon conversion of a note, unless the Company is in default, the Company is obligated to pay cash in lieu of issuing some or all of the shares of common stock, in an amount up to the accreted principal amount of the note, and whether any shares of common stock are issuable in addition to this cash payment would depend upon the then market price of the Company’s common stock. The senior convertible notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accreted original discount and any accrued cash interest, if any. The total face amount of the senior convertible notes was $255.1 million prior to the original discount of $82.6 million.

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

     The net effect of the purchased bond hedge and the warrants is to either reduce the potential dilution from the conversion of the senior convertible notes if the Company elects a net share settlement or to increase the net cash proceeds of the offering if a net cash settlement is elected if the senior convertible notes are converted at a time when the market price of the common stock exceeds $39.31 per share. There would be dilution from the conversion of the senior convertible notes to the extent that the then-market price per share of the common stock exceeds $56.16 at the time of conversion.

8. Revolving Credit Agreement

     On July 28, 2004, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), between Dick’s and lenders named therein. The Credit Agreement became effective on July 29, 2004 and provides for a revolving credit facility in an aggregate outstanding principal amount of up to $350 million, including up to $75 million in the form of letters of credit.

     Borrowing availability under the Company’s Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate or (ii) at the LIBOR rate plus 1.25% to 1.75% based on the level of excess borrowing availability.

     The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The Credit Agreement’s term was extended to May 30, 2008.

9. Stock Split

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

     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles and handguns; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes due 2024; our expansion plans at our distribution facility; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

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

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risk and uncertainties arise that could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: risks associated with combining businesses and achieving expected savings and synergies and/or with assimilating acquired companies and the fact that acquisition, integration and store closing costs related to the Galyan’s acquisition are difficult to predict with a level of certainty and may be material.

OVERVIEW

     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 31, 2004 includes the results of Galyan’s from the acquisition date of July 29, 2004. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of July 31, 2004, the Company operated 221 stores in 32 states primarily throughout the Eastern half of the United States under the Dick’s Sporting Goods and Galyan’s names.

     Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

     Executive Summary

     Our net income increased 16% to $17.9 million for the 13 weeks ended July 31, 2004 from $15.5 million for the 13 weeks ended August 2, 2003. This represented a 10% increase in diluted earnings per share to $0.34 from $0.31. The increase was due primarily to higher sales and gross profit.

     Net sales increased 18%, or $62.6 million to $416.1 million for the 13 weeks ended July 31, 2004 from $353.5 million for the 13 weeks ended August 2, 2003. This increase resulted primarily from a comparable store sales increase of 2.9%, or $9.8 million, and $46.0 million from the addition of 28 new stores in the last five quarters (after which the store is added to the comp store base).

     Income from operations increased 23%, or $5.7 million to $30.8 million for the 13 weeks ended July 31, 2004, from $25.1 million for the 13 weeks ended August 2, 2003 due primarily to increased sales and gross profit.

     As a percentage of net sales, gross profit increased to 28.6% for the 13 weeks ended July 31, 2004, from 27.3% for the 13 weeks ended August 2, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories which was the primary reason for the increase in gross profit margin for the quarter due primarily to improved purchasing efficiencies and inventory management.

     During the second quarter, selling, general and administrative expenses increased as a result of higher incentive compensation accruals, the classification of cooperative advertising funds in accordance with EITF 02-16, and increased advertising expenditures which were partially offset by leverage on payroll expenses due to the comparable store sales gain and lower information systems costs.

     On July 29, 2004, we closed on the acquisition of Galyan’s, and, as a result, the operations of Galyan’s are included from the acquisition date. A detailed conversion plan is being developed for the Galyan’s stores with our primary objectives being the synchronizing of the merchandise assortment and the reopening of the Galyan’s stores as Dick’s Sporting Goods stores by the end of the first half of 2005. See “Outlook” below.

     We continue to focus on inventory management. As we ended the 13 weeks ended July 31, 2004, inventory turn for Dick’s stores increased slightly, and both inventory per square foot and inventory per store for Dick’s stores were down, 5% and 1%, respectively. We ended the second quarter with $159.7 million of outstanding borrowings on our line of credit, primarily due to using the line to fund a portion of the acquisition of Galyan’s. Excess borrowing availability totaled $149.5 million at quarter-end.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

     The following table presents for the periods indicated selected items in the Condensed Consolidated Statements of Income as a percentage of the Company’s net sales, as well as other selected data which provides a further understanding of our business:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales (1)	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs (2)	71.4	72.7	71.6	72.7

Gross profit	28.6	27.3	28.4	27.3
Selling, general and administrative expenses (3)	20.6	19.9	21.5	21.1
Acquisition and integration costs (4)	0.0	0.0	0.0	0.0
Pre-opening expenses (5)	0.6	0.3	0.7	0.6

Income from operations	7.4	7.1	6.2	5.6
Gain on sale of investment	0.0	0.3	0.0	0.2
Interest expense, net (6)	0.2	0.1	0.2	0.2
Other income	0.0	0.0	0.2	0.0

Income before income taxes	7.2	7.3	6.2	5.6
Provision for income taxes	2.9	2.9	2.5	2.2

Net income	4.3%	4.4%	3.7%	3.4%

Other Data (Excluding Galyan’s Stores):
Comparable store net sales increase (7)	2.9%	1.5%	3.8%	0.4%
Number of stores at end of period (8)	173	151	173	151
Total square feet at end of period (8)	8,517,668	7,302,642	8,517,668	7,302,642

     (1) Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

     (2) Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

     (3) Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

     (4) Acquisition and integration costs represent expenses associated with the integration of Galyan’s.

     (5) Pre-opening expenses consist primarily of marketing, payroll and recruiting costs incurred prior to a new store opening.

     (6) Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement partially offset by interest income from the Company’s investments in marketable securities and held-to-maturity investments.

     (7) Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. Galyan’s stores will not be included in the comparable store base until 13 months after the completion of the re-branding and re-merchandising effort expected to occur by the end of the first half of 2005.

     (8) Excludes the 48 Galyan’s stores and their respective square footage of approximately 4.2 million square feet purchased on July 29, 2004.

CRITICAL ACCOUNTING POLICIES

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

Goodwill, Intangible Assets and Impairment of Assets

     Goodwill and other intangible assets must be tested for impairment on an annual basis. Our evaluation of goodwill and intangible assets with indefinite useful lives for impairment requires accounting judgment and financial estimates in determining the fair value of such assets. If these judgments or estimates change in the future, we may be required to record impairment charges for these assets.

     The Company reviews long-lived assets for impairment whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Business Combinations

     Our acquisition of Galyan’s is accounted for under the purchase method of accounting. The assets and liabilities of Galyan’s are adjusted to their fair values and the excess of the purchase price over the net assets acquired is recorded as goodwill. The purchase price allocation as of July 31, 2004 is preliminary. The determination of fair values involves the use of estimates and assumptions which will require adjustments in the future. While we believe the factors considered and the independent appraisal to be performed will provide a reasonable basis for determining fair value, we cannot guarantee that the estimates and assumptions used will prevent adjustments to those estimates in future periods.

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

13 Weeks Ended July 31, 2004 Compared to the 13 Weeks Ended August 2, 2003

Net Income

     Our net income increased by $2.4 million, or 16% to $17.9 million for the 13 weeks ended July 31, 2004, from $15.5 million for the 13 weeks ended August 2, 2003. This represented an increase in diluted earnings per share of $0.03, or 10% to $0.34 from $0.31. The increase was due primarily to higher sales and gross profit partly offset by an increase in selling, general and administrative expenses.

Net Sales

     Net sales increased by $62.6 million, or 18%, to $416.1 million for the 13 weeks ended July 31, 2004, from $353.5 million for the 13 weeks ended August 2, 2003. This increase resulted from a comparable store sales increase of 2.9%, or $9.8 million, and $46.0 million from the addition of 28 new stores in the last five quarters (after which the store is added to the comp store base). During the quarter we opened four stores and relocated three stores compared to the opening of two new stores for the 13 weeks ended August 2, 2003. The three days of Galyan’s sales from July 29, 2004 to July 31, 2004 were $6.8 million, or 1.6% of total sales for the quarter.

     The increase in comparable store sales is mostly attributable to sales increases in men’s, women’s and kid’s athletic apparel, athletic footwear, baseball and licensed merchandise, partly offset by lower sales of in-line skates, street shoes and camping. Sales of private label product increased 33% and accounted for 12.0% and 10.6% of total net sales for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively.

Income from Operations

     Income from operations increased by $5.7 million, or 23%, to $30.8 million for the 13 weeks ended July 31, 2004, from $25.1 million for the 13 weeks ended August 2, 2003. The increase in income from operations is primarily a result of increased sales and gross profit partly offset by an increase in selling, general and administrative expenses.

     Gross profit increased by $22.6 million, or 23%, to $119.1 million for the 13 weeks ended July 31, 2004, from $96.5 million for the 13 weeks ended August 2, 2003. As a percentage of net sales, gross profit increased to 28.6% for the 13 weeks ended July 31, 2004, from 27.3% for the 13 weeks ended August 2, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management. The gross profit percentage was also favorably impacted by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in the 13 weeks ended July 31, 2004 as compared to the 13 weeks ended August 2, 2003. This reclassification contributed approximately 34 basis points of the increase in gross profit margin for the quarter. These increases were partially offset by $1.2 million, or 28 basis points of expenses related to the relocation of three stores during the 13 weeks ended July 31, 2004.

     Selling, general and administrative expenses increased by $15.6 million to $85.9 million for the 13 weeks ended July 31, 2004, from $70.3 million for the 13 weeks ended August 2, 2003 due primarily to an increase in store count and continued investment in corporate and store infrastructure. As a percentage of net sales, selling, general and administrative expenses increased from 19.9% for the 13 weeks ended August 2, 2003 to 20.6% for the 13 weeks ended July 31, 2004. The percentage increase was due primarily to the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold as discussed above (34 basis points) and higher incentive compensation accruals (59 basis points) which was partly offset by the leverage obtained on payroll expenses (6 basis points) from the increase in sales, and a decrease in employee relocation costs (7 basis points).

     Acquisition and integration costs associated with the purchase of Galyan’s were $52,000 for the 13 weeks ended July 31, 2004. These costs consisted primarily of travel expenses.

     Pre-opening expenses increased by $1.2 million to $2.4 million for the 13 weeks ended July 31, 2004, from $1.2 million for the 13 weeks ended August 2, 2003. Pre-opening expenses increased primarily due to the opening of four new stores and the relocation of three stores during the 13 weeks ended July 31, 2004 compared to the opening of two new stores for the 13 weeks ended August 2, 2003.

Interest Expense, Net

     Interest expense, net, increased by $0.5 million to $1.0 million for the 13 weeks ended July 31, 2004, from $0.5 million for the 13 weeks ended August 2, 2003 due primarily to $1.2 million of interest expense on our senior convertible notes partly offset by interest income of $0.7 million from our investments in marketable securities and held-to-maturity investments.

26 Weeks Ended July 31, 2004 Compared to the 26 Weeks Ended August 2, 2003

Net Income

     Our net income increased by $6.7 million, or 30% to $28.8 million for the 26 weeks ended July 31, 2004, from $22.1 million for the 26 weeks ended August 2, 2003. This represented an increase in diluted earnings per share of $0.10, or 22% to $0.55 from $0.45. The increase was due primarily to higher sales and gross profit partly offset by an increase in selling, general and administrative expenses.

Net Sales

     Net sales increased by $122.1 million, or 19%, to $780.3 million for the 26 weeks ended July 31, 2004, from $658.2 million for the 26 weeks ended August 2, 2003. This increase resulted from a comparable store sales increase of 3.8%, or $23.0 million, and $92.3 million in new store sales, which reflected the opening of ten new stores and the relocation of three stores for the 26 weeks ended July 31, 2004 compared to the opening of ten new stores and the relocation of one store for the 26 weeks ended August 2, 2003. The three days of Galyan’s sales from July 29, 2004 to July 31, 2004 were $6.8 million, or 0.8% of total sales for the 26 weeks ended July 31, 2004.

     The increase in comparable store sales is mostly attributable to sales increases in men’s athletic apparel, men’s, women’s and kid’s footwear, golf and team sports, partly offset by lower sales of in-line skates and camping. Sales of private label product increased 44% and accounted for 10.9% and 8.9% of total net sales for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively.

Income from Operations

     Income from operations increased by $11.9 million, or 32%, to $48.6 million for the 26 weeks ended July 31, 2004, from $36.7 million for the 26 weeks ended August 2, 2003. The increase in income from operations is primarily a result of increased sales and gross profit partly offset by an increase in selling, general and administrative expenses.

     Gross profit increased by $42.4 million, or 24%, to $221.8 million for the 26 weeks ended July 31, 2004, from $179.4 million for the 26 weeks ended August 2, 2003. As a percentage of net sales, gross profit increased to 28.4% for the 26 weeks ended July 31, 2004, from 27.3% for the 26 weeks ended August 2, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management. The gross profit percentage was also favorably impacted by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in the 26 weeks ended July 31, 2004 as compared to the 26 weeks ended August 2, 2003. This reclassification contributed approximately 35 basis points of the increase in gross profit margin. These increases were partly offset by $1.2 million, or 15 basis points of expenses related to the relocation of three stores during the 26 weeks ended July 31, 2004.

     Selling, general and administrative expenses increased by $28.9 million to $168.0 million for the 26 weeks ended July 31, 2004, from $139.1 million for the 26 weeks ended August 2, 2003 due primarily to an increase in store count and continued investment in corporate and store infrastructure. As a percentage of net sales, selling, general and administrative expenses increased from 21.1% for the 26 weeks ended August 2, 2003 to 21.5% for the 26 weeks ended July 31, 2004. The percentage increase was due primarily to the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold as discussed above (35 basis points), increases in advertising expenditures (27 basis points) and an increase in incentive compensation accruals (42 basis points), which was offset by the leverage obtained on payroll expenses from the increase in sales (19 basis points) and last year’s first quarter containing higher information systems costs (27 basis points).

     Acquisition and integration costs associated with the purchase of Galyan’s were $52,000 for the 26 weeks ended July 31, 2004. These costs consist primarily of travel expenses.

     Pre-opening expenses increased by $1.5 million to $5.1 million for the 26 weeks ended July 31, 2004, from $3.6 million for the 26 weeks ended August 2, 2003. Pre-opening expenses were for the opening of ten new stores and the relocation of three stores for the 26 weeks ended July 31, 2004 compared to the opening of ten new stores and the relocation of one store for the 26 weeks ended August 2, 2003.

Interest Expense, Net

     Interest expense, net, increased by $0.6 million to $1.6 million for the 26 weeks ended July 31, 2004, from $1.0 million for the 26 weeks ended August 2, 2003 due primarily to $2.0 million of interest expense on our senior convertible notes partially offset by interest income of $1.2 million from our investments in marketable securities and held-to-maturity investments.

Other Income

     Other income included a $1.0 million break-up fee related to our unsuccessful effort to acquire the assets of a bankrupt retailer.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity for the 26 weeks ended July 31, 2004 have been the cash flow from operations, the net proceeds from the issuance of the senior convertible notes and proceeds from sale-leaseback transactions.

     The change in cash and cash equivalents is as follows:

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
Net cash used in operating activities	$(10,487)	$(33,885)
Net cash used in investing activities	(372,574)	(4,907)
Net cash provided by financing activities	327,351	43,936

Net (decrease) increase in cash and cash equivalents	$(55,710)	$5,144

Operating Activities

     Cash used in operating activities for the 26 weeks ended July 31, 2004 decreased by $23.4 million to $10.5 million reflecting higher net income and changes in non-cash items and working capital. The decrease in the use of working capital is primarily due to an increase in the change in accounts payable and an increase in the change in income taxes payable partially offset by an increase in the change in inventory. The increase in the change in accounts payable was primarily due to the timing of spring and summer merchandise receipts in the first half of fiscal 2004 compared to the first half of fiscal 2003. Accordingly, the accounts payable balance was lower at January 31, 2004 due to an increase in inventory receipts in February 2004 as opposed to December and January of the previous year. The increase in the change in income taxes payable is primarily related to the tax benefit from the exercise of stock options of $21.5 million for the 26 weeks ended August 2, 2003 as compared to $6.1 million for the 26 weeks ended July 31, 2004. The increase in the change in inventory was primarily due to the opening of new stores resulting in 173 open stores as of July 31, 2004 as compared to 151 open stores as of August 2, 2003 and an increase in in-transit import inventory. This store count excludes Galyan’s stores, as that inventory is included in the investing activities section of the Statements of Cash Flows. The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

     Cash used in investing activities for the 26 weeks ended July 31, 2004 increased by $367.7 million, to $372.6 million primarily reflecting the payment for the purchase of Galyan’s of $344.2 million, net of $17.9 million cash acquired and the net purchases of $20.0 million of held-to-maturity securities. Net capital expenditures decreased $2.5 million as proceeds from sale-leaseback transactions increased $11.4 million while capital expenditures increased $8.9 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
New, relocated and remodeled stores	$12,985	$8,402
Future stores	371	503
Existing stores	3,181	4,161
Information systems	6,260	3,728
Administration and distribution	3,074	184

	$25,871	$16,978

     We opened ten new stores and relocated three stores during the 26 weeks ended July 31, 2004 compared to opening ten new stores and relocating one store during the 26 weeks ended August 2, 2003. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. During the 26 weeks ended July 31, 2004 we completed three building sale-leasebacks that generated proceeds of $16.2 million, of which $13.0 million of the capital expenditures were incurred in fiscal 2003. The increase in information systems capital expenditures is primarily related to the implementation of the new merchandising system. The increase in administration and distribution capital expenditures is primarily related to the new corporate headquarters that opened during June of 2004.

     Cash requirements in 2004, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores and conversion of Galyan’s stores to Dick’s stores. The Company now expects to open 28 stores this year which includes three stores that were to have opened as Galyan’s. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores and enhancing its information technology assets as well as other infrastructure improvements. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures in 2004 to be approximately $30.0 million, excluding any costs to retrofit the existing Galyan’s stores to Dick’s stores, the cost of which has not yet been determined.

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings during the construction period, for accounting purposes only. Accordingly, the Company has recognized a non-cash asset and related non-cash obligation of $10.5 million as of July 31, 2004. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

Financing Activities

     Cash provided by financing activities for the 26 weeks ended July 31, 2004 increased by $283.4 million to $327.4 million primarily reflecting the net proceeds from the senior convertible notes and the increase in the change in the balance under the Revolving Credit Agreement. Financing activities consisted primarily of the borrowings to finance the purchase of Galyan’s, the issuance of the senior convertible notes, borrowings and repayments under the Credit Agreement and proceeds from transactions in the Company’s common stock. The Company received proceeds of $3.9 million and $12.8 million from the exercise of employee stock options and purchases of common stock under the employee stock purchase plan during the 26 weeks ended July 31, 2004 and the 26 weeks ended August 2, 2003, respectively.

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of convertible notes in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $146.0 million are after the net cost of a convertible bond hedge and a separate warrant transaction as well as estimated transaction costs associated with the offering of $5.8 million. The hedge and warrant transactions effectively increase the conversion price associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect upon conversion.

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the issued and outstanding shares of common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. Dick’s paid $362.1 million to fund and consummate the Galyan’s tender offer and the acquisition, including the repayment of $57.2 million of Galyan’s indebtedness. The Company obtained approximately $193 million of these funds from cash and cash equivalents and investments and the balance from the borrowings under its Credit Agreement.

     The Company’s liquidity and capital needs have generally been met by cash from operating activities, the proceeds from the convertible notes and borrowings under the Credit Agreement. On July 28, 2004, the Company amended its Revolving Credit Agreement, among other matters, increasing it from $180 million to $350 million, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate or (ii) at the LIBOR rate plus 1.25% to 1.75% based on the level of total borrowings during the prior three months. The Credit Agreement’s term was extended to May 30, 2008.

     Borrowings under the Credit Agreement were $159.7 million as of July 31, 2004. There were no outstanding borrowings on the Credit Agreement as of January 31, 2004. Total remaining borrowing capacity, after subtracting letters of credit as of July 31, 2004 and January 31, 2004 was $149.5 million and $154.3 million, respectively.

     The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. The Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of July 31, 2004, the Company was in compliance with the terms of the Credit Agreement.

     The Company believes that existing cash flows generated from operations, funds available under our Credit Agreement and proceeds from our convertible notes will be sufficient to satisfy our capital requirements through 2005. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of July 31, 2004 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

OUTLOOK

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risk and uncertainties arise that could affect our financial performance and actual results and could cause actual results for the third and fourth quarters of 2004, the full year of 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. These risks include those associated with combining businesses and achieving expected savings and synergies and/or with assimilating acquired companies and the fact that acquisition, integration and store closing costs related to the Galyan’s acquisition are difficult to predict with a level of certainty and may be material. Additionally, there are various risks and uncertainties attributable to Galyan’s, many of which cannot be predicted, which could have a material affect on our business or operations.

     We plan to operate the Galyan’s stores as sporting goods retail stores, and intend to convert them as soon as reasonably practicable to Dick’s Sporting Goods stores. A more detailed conversion plan is being refined with our primary objectives being the synchronizing of the merchandise assortment and the reopening of the Galyan’s stores as Dick’s Sporting Goods stores by the end of the first half of 2005.

     As a result of the acquisition, we expect to close a relatively few number of stores, some from each chain, due to overlapping trade areas. Given that the acquisition is recently completed, we are still in the process of evaluating potential store closings.

     As discussed in the notes to the unaudited condensed consolidated financial statements, we do not recognize expense for stock option grants or our employee stock purchase plan. The Financial Accounting Standards Board (“FASB”) has proposed a new standard which would require expense recognition in our Consolidated Statements of Income for stock option grants and certain employee stock purchase plans. As currently proposed by the FASB, the new standard would be effective beginning in our fiscal year 2005. We will adopt any new standard when the FASB completes its standard-setting process and the new standard is effective.

     At its meeting on July 1, 2004 the Emerging Issues Task Force (“EITF”) reached a tentative consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive EPS regardless of whether the triggering contingency has been satisfied. This tentative consensus, EITF Issue 04-8 (“Issue 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, would be applied on a retroactive basis and would require restatement of prior period diluted EPS by those effected companies. As currently proposed, Issue 04-8 would be effective for fiscal 2004. We will adopt Issue 04-8 when it becomes effective, if applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. Outstanding borrowings under the Credit Agreement were

$159.7 million as of July 31, 2004. There were no borrowings outstanding under the Credit Agreement as of January 31, 2004. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the July 2004 borrowings under the Credit Agreement would be approximately $1.0 million.

     The Company’s investment portfolio consists of fixed income instruments. A hypothetical 10% change in the underlying interest rate of our interest bearing financial instruments held as of July 31, 2004 was determined to not have a material effect on the Company’s net income.

Credit Risk

     In February 2004, the Company sold $172.5 million issue price of senior unsecured convertible notes due 2024. In conjunction with the issuance of these senior convertible notes, we also entered into a five year convertible bond hedge and a separate five year warrant transaction with one of the initial purchasers (“the counterparty”) and/or certain of its affiliates. Subject to the movement in our common stock price, we could be exposed to credit risk arising out of net settlement of the convertible bond hedge and separate warrant transaction. Based on our review of the possible net settlements and the credit strength of the counterparty and its affiliates, we believe that we do not have a material exposure to credit risk as a result of these share option transactions.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of the Company held on June 2, 2004, the stockholders elected two Class B directors to serve until their terms expire in 2007 and approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share from 100,000,000 to 200,000,000 and Class B common stock, par value $0.01 per share from 20,000,000 to 40,000,000.

     The table below shows the results of the stockholders’ voting:

			Votes
	Votes in		Witheld/	Broker
	Favor	Against	Abstentions	Non-Votes
Election of Class B Directors:
Emanuel Chirico	142,322,829	—	982,128	—
Walter Rossi	142,481,575	—	823,382	—
Approval of Amendment to the Amended and Restated Certificate of Incorporation	132,231,323	11,055,110	18,524	30,933,505

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, among Dick’s Sporting Goods, Inc., Diamondbacks Acquisition Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004

3.1	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Filed herewith

4.1	Second Amended and Restated Credit Agreement, dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 29, 2004

10.1	Shareholder Tender Agreement, dated as of June 21, 2004, among Dick’s Sporting Goods, Inc., Diamondbacks Acquisition Inc., FS Equity Partners IV, L.P., Limited Brands, Inc. and G Trademark, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004

10.2	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004

10.3	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.4	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.5	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of September 9, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of September 9, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of September 9, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of September 9, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

b. Reports on Form 8-K:

     During the second quarter of 2004, we furnished the following to the Securities and Exchange Commission on Form 8-K:

•	Report dated May 18, 2004 announcing our first quarter 2004 financial results.

     During the second quarter of 2004, we filed the following with the Securities and Exchange Commission on Form 8-K:

•	Report dated June 21, 2004 related to our proposed acquisition of Galyan’s Trading Company, Inc.

•	Report dated July 29, 2004 announcing the completion of our acquisition of Galyan’s Trading Company, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 9, 2004 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK

Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES

Michael F. Hines
EVP - Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, among Dick’s Sporting Goods, Inc., Diamondbacks Acquisition Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004

3.1	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Filed herewith

4.1	Second Amended and Restated Credit Agreement, dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 29, 2004

10.1	Shareholder Tender Agreement, dated as of June 21, 2004, among Dick’s Sporting Goods, Inc., Diamondbacks Acquisition Inc., FS Equity Partners IV, L.P., Limited Brands, Inc. and G Trademark, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004

10.2	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004

10.3	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.4	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.5	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of September 9, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of September 9, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of September 9, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of September 9, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith