Form 10-Q
period 2004-10-30
DICKS SPORTING GOODS INC
filed 2004-12-03
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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
Yes [X]   No [  ]

The number of shares of common stock and Class B common stock outstanding at November 26, 2004 was 34,446,919 and 14,039,529, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	$541,009	$338,164	$1,321,351	$996,413
Cost of goods sold, including occupancy and distribution costs	402,848	249,325	961,431	728,179

GROSS PROFIT	138,161	88,839	359,920	268,234
Selling, general and administrative expenses	124,832	80,210	292,863	219,295
Pre-opening expenses	5,101	2,594	10,200	6,212
Merger integration and store closing costs	7,742	—	7,793	—

INCOME FROM OPERATIONS	486	6,035	49,064	42,727
Gain on sale of investment	—	2,324	—	3,536
Interest expense, net	3,455	504	5,057	1,545
Other income	—	—	1,000	—

(LOSS) INCOME BEFORE INCOME TAXES	(2,969)	7,855	45,007	44,718
(Benefit) Provision for income taxes	(1,188)	3,142	18,003	17,887

NET (LOSS) INCOME	$(1,781)	$4,713	$27,004	$26,831

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.04)	$0.10	$0.57	$0.61
Diluted	$(0.04)	$0.09	$0.51	$0.54
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,251	46,430	47,755	44,062
Diluted	48,251	51,168	52,731	49,854

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	October 30,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,810	$93,674
Accounts receivable, net	47,940	10,185
Income tax receivable	16,606	232
Inventories, net	625,043	254,360
Prepaid expenses and other current assets	15,085	5,222
Deferred income taxes	95	1,021

Total current assets	733,579	364,694
Property and equipment, net	266,795	100,965
Construction in progress — leased facilities	12,113	10,927
Goodwill	181,314	—
Other assets	34,386	21,945

TOTAL ASSETS	$1,228,187	$498,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$319,623	$118,383
Accrued expenses	137,977	72,090
Deferred revenue and other liabilities	32,257	37,037
Current portion of other long-term debt and capital leases	1,824	505

Total current liabilities	491,681	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	260,216	—
Other long-term debt and capital leases	8,125	3,411
Non-cash obligations for construction in progress — leased facilities	12,113	10,927
Deferred revenue and other liabilities	14,449	13,197

Total long-term liabilities	467,403	27,535

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	344	331
Class B common stock	140	141
Additional paid-in capital	174,042	175,748
Retained earnings	90,048	63,044
Accumulated other comprehensive income	4,529	3,717

Total stockholders’ equity	269,103	242,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,187	$498,531

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
NET (LOSS) INCOME	$(1,781)	$4,713	$27,004	$26,831
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain on available-for-sale securities, net of tax	1,368	1,198	812	5,606
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	(1,511)	—	(2,299)

COMPREHENSIVE (LOSS) INCOME	$(413)	$4,400	$27,816	$30,138

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

			Class B				Accumulated
	Common Stock		Common Stock		Additional Paid-In	Retained	Other Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004	33,052,882	$331	14,107,644	$141	$175,748	$63,044	$3,717	$242,981
Exchange of Class B common stock for common stock	68,115	1	(68,115)	(1)	—	—	—	—
Exercise of stock options, including tax benefit of $12,098	1,226,253	11	—	—	15,632	—	—	15,643
Sale of common stock under employee stock purchase plan	84,659	1	—	—	1,762	—	—	1,763
Purchase of bond hedge net of sale of warrant, including tax benefit of $1,600	—	—	—	—	(19,100)	—	—	(19,100)
Net income	—	—	—	—	—	27,004	—	27,004
Unrealized gain on securities available-for-sale, net of taxes of $437	—	—	—	—	—	—	812	812

BALANCE, October 30, 2004	34,431,909	$344	14,039,529	$140	$174,042	$90,048	$4,529	$269,103

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,004	$26,831
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,280	12,993
Deferred income taxes	(40)	(4,053)
Tax benefit from exercise of stock options	12,098	23,594
Gain on sale of investment	—	(3,536)
Other non-cash items	—	2,067
Changes in assets and liabilities:
Accounts receivable	(28,381)	(7,472)
Inventories	(214,339)	(136,859)
Prepaid expenses and other assets	(11,830)	538
Accounts payable	94,268	43,530
Accrued expenses	(2,338)	2,961
Income taxes payable	2,014	(12,763)
Deferred revenue and other liabilities	(14,075)	2,681

Net cash used in operating activities	(111,339)	(49,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,961)	(32,562)
Proceeds from sale-leaseback transactions	30,031	12,100
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	(351,382)	—
Purchase of held-to-maturity securities	(57,942)	—
Proceeds from sale of held-to-maturity securities	57,942	—
Proceeds from sale of available-for-sale investment	—	4,150
Increase in recoverable costs from developed properties	(7,102)	(1,963)

Net cash used in investing activities	(377,414)	(18,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—
Revolving credit borrowings, net	260,216	50,141
(Payments) borrowings on other long-term debt and capital leases	(396)	463
Payment for purchase of bond hedge	(33,120)	—
Proceeds from issuance of warrant	12,420	—
Transaction costs for convertible notes	(5,786)	—
Proceeds from sale of common stock under employee stock purchase plan	1,763	1,342
Proceeds from exercise of stock options	3,545	12,385
Increase in bank overdraft	12,747	6,823
Transaction costs related to initial public offering	—	183

Net cash provided by financing activities	423,889	71,337

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(64,864)	3,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,674	11,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,810	$14,694

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$1,186	$10,767

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company

     On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. (“Galyan’s”). The Consolidated Statements of Operations for the 13 weeks ended October 30, 2004 reflect the results of the combined company for the entire 13 weeks whereas the results for the 39 weeks ended October 30, 2004 reflect the results of Dick’s Sporting Goods on a stand-alone basis from February 1, 2004 to July 28, 2004 and the combined company from the acquisition date of July 29, 2004 to October 30, 2004. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of October 30, 2004 and for the 13 and 39 weeks ended October 30, 2004 and November 1, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2004 dated April 8, 2004, as filed with the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended October 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005 or any other period.

3. Business Combination

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. Dick’s paid $351.4 million, net of cash acquired of $17.9 million, to fund and consummate the Galyan’s acquisition, including the repayment of $57.2 million of Galyan’s indebtedness. The Company obtained approximately $193 million of these funds from cash and cash equivalents, investments and the balance from borrowings under its revolving line of credit.

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

     The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) Statement No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The Consolidated Statements of Operations for the 13 and 39 weeks ended October 30, 2004 reflect the results of the combined company from the acquisition date. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company has received an independent appraisal (in draft form) for certain assets and is in the process of refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation may differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$156,471
Other current assets	37,642
Property and equipment, net	170,968
Other long term assets, excluding goodwill	1,936
Goodwill	181,314
Favorable leases	5,310
Accounts payable	(94,225)
Accrued expenses	(68,191)
Other current liabilities	(10,989)
Long-term debt	(6,331)
Other long-term liabilities	(4,592)

Fair value of net assets acquired, including intangibles	$369,313

     As of October 30, 2004, the Company had accrued expenses of $6.4 million related to Galyan’s associate severance, retention bonuses and relocation and $15.5 million related to the proposed closing of Galyan’s stores, the Galyan’s clearance center and its corporate headquarters which consists primarily of rent, common area maintenance and real estate taxes. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“Issue 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as a liability assumed in the acquisition. In addition, the Company had $20.7 million of inventory reserves as of October 30, 2004 established to recognize the impact of liquidating items that will not be carried in the assortment after the conversion to Dick’s stores is completed. The Company is continuing to assess and complete the integration plans which may result in changes to those accruals and reserves recorded.

     The following table summarizes the activity in 2004 (in thousands):

			Inventory
		Liabilities established	reserve
	Associate severance,	for the closing	for discontinued
	retention and	of Galyan’s stores and	Galyan’s
	relocation	corporate headquarters	merchandise	Total
Liabilities and reserves established in conjuction with the Galyan’s acquisition at July 31, 2004	$15,600	$15,838	$22,686	$54,124
Cash paid	(8,282)	—	—	(8,282)
Adjustments to the estimate	(940)	(315)	—	(1,255)
Clearance of discontinued Galyan’s merchandise	—	—	(1,989)	(1,989)

Balance at October 30, 2004	$6,378	$15,523	$20,697	$42,598

     No activity related to these accruals was charged to net income for the 13 or 39 weeks ended October 30, 2004. The $2.0 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise was recorded as a reduction of cost of sales for the 13 weeks ended October 30, 2004. The Company believes that the remaining reserves are adequate to complete its integration plan and expects payments to be substantially completed by the end of fiscal 2005 with the balance in fiscal 2006 and beyond which relates primarily to future lease payments on closed stores.

     The following unaudited pro-forma summary presents information as if Galyan’s had been acquired at the beginning of each period presented. The pro-forma amounts include certain reclassifications to Galyan’s amounts to conform them to the Company’s presentation, and an increase in interest expense of $1,876, $3,868 and $5,869 for the 13 weeks ended November 1, 2003, the 39 weeks ended October 30, 2004 and the 39 weeks ended November 1, 2003, respectively, to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of each period presented. The pro-forma amounts do not reflect any benefits from economies which might be achieved from combining the operations.

     The pro-forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(Unaudited, in thousands, except per share amounts)
Net sales	$541,009	$485,432	$1,660,595	$1,435,990
Net (loss) income	$(1,781)	$(50)	$14,551	$16,921
Basic earnings per share	$(0.04)	$—	$0.30	$0.38
Diluted earnings per share	$(0.04)	$—	$0.28	$0.34

4. Goodwill and Other Intangible Assets

     In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”. As of October 30, 2004 the $181.3 million of goodwill was recorded as the excess of the purchase price of $369.3 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of Galyan’s are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their estimated useful economic lives and periodically reviewed for impairment.

     The change in the carrying amount of goodwill for the thirteen weeks ended October 30, 2004 is as follows (in thousands):

Goodwill balance at July 30, 2004	$159,398
Change in deferred taxes related to purchase price adjustments	21,869
Elimination of deferred rent acquired	(9,918)
Decrease in property and equipment, net for revised store closing estimate	8,413
Record favorable leases based on appraisal	(5,310)
Galyan’s transaction fees	7,803
Other	(941)

Goodwill balance at October 30, 2004	$181,314

     Acquired intangible assets subject to amortization at October 30, 2004 were as follows (in thousands):

	October 30, 2004
Intangible assets subject to amortization:	Gross Amount	Accumulated Amortization
Favorable leases	$5,310	$(164)

     Amortization expense for intangible assets subject to amortization was $0.2 million for both the 13 and 39 weeks ended October 30, 2004. The estimated economic useful life is 11 years. The annual amortization expense of the favorable leases recorded as of October 30, 2004 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2004 (remaining three months)	$267
2005	840
2006	799
2007	724
2008	682
2009 and thereafter	1,834

Total	$5,146

5. Store and Corporate Office Closings

     As a result of the Galyan’s acquisition, the Company has decided to close six Dick’s Sporting Goods stores and three Galyan’s stores, two of which have lease terms expiring in fiscal 2004, the Galyan’s clearance center and the Galyan’s corporate headquarters. As of October 30, 2004, the Company had recorded $34.6 million of reserves and write-offs related to the closings of the Galyan’s locations. The Company decided to close certain stores that were in overlapping trade areas.

     The following table provides a summary of the activity of the Galyan’s store closing reserves and write-offs established in conjunction with the purchase price allocation (in thousands):

Store and corporate office closing reserves and write-offs in conjuction with the Galyan’s acquisition at July 31, 2004 (including $15,838 previously described in Note 3)	$22,791
Additional write-offs of property and equipment, net	6,767
Elimination of capital lease related to a Galyan’s store closing	5,393
Other changes recorded as a component of purchase accounting	(315)

Balance at October 30, 2004	$34,636

     During the 13 weeks ended October 30, 2004, the Company recorded $2.6 million of additional depreciation associated with the closure of the Dick’s stores due to overlapping trade areas to merger integration and store closing costs.

6. Stock-Based Compensation

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

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net (loss) income, as reported	$(1,781)	$4,713	$27,004	$26,831
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,607)	(814)	(7,821)	(2,049)

Pro-forma net (loss) income	$(4,388)	$3,899	$19,183	$24,782

Earnings per share:
Basic — as reported	$(0.04)	$0.10	$0.57	$0.61
Basic — pro-forma	$(0.09)	$0.08	$0.40	$0.56
Diluted — as reported	$(0.04)	$0.09	$0.51	$0.54
Diluted — pro-forma	$(0.09)	$0.08	$0.36	$0.50

7. Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 13 and 39 weeks ended October 30, 2004 calculation as they were anti-dilutive. In addition, 4,924,734 shares were not included in the 13 weeks ended October 30, 2004 calculation as these stock options were anti-dilutive.

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended
	October 30,	November 1,
	2004	2003
	(In thousands, except per share data)
Earnings per common share — Basic:
Net (loss) income	$(1,781)	$4,713
Weighted average common shares outstanding	48,251	46,430
(Loss) earnings per common share	$(0.04)	$0.10
Earnings per common share — Diluted:
Net (loss) income	$(1,781)	$4,713
Weighted average common shares outstanding — basic	48,251	46,430
Stock options	—	4,738

Weighted average common shares outstanding	48,251	51,168
(Loss) earnings per common share	$(0.04)	$0.09

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
	(In thousands, except per share data)
Earnings per common share — Basic:
Net income	$27,004	$26,831
Weighted average common shares outstanding	47,755	44,062
Earnings per common share	$0.57	$0.61
Earnings per common share — Diluted:
Net income	$27,004	$26,831
Weighted average common shares outstanding — basic	47,755	44,062
Stock options	4,976	5,792

Weighted average common shares outstanding	52,731	49,854
Earnings per common share	$0.51	$0.54

8. Senior Convertible Notes

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“senior convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $146.0 million to the Company are net of estimated transaction costs associated with the offering of $5.8 million, and the net cost of a convertible bond hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion price associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect to shareholders upon conversion.

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

     Concurrently with the sale of the senior convertible notes, the Company purchased a bond hedge designed to mitigate the potential dilution to shareholders from the conversion of the senior convertible notes. Under the five year terms of the bond hedge, one of the initial purchasers (“the counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $39.31 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the senior convertible notes is 4,388,024 shares.

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

9. Revolving Credit Agreement

     On July 28, 2004, the Company executed its Second Amended and Restated Credit Agreement (the “Credit Agreement”), between Dick’s and lenders named therein. The Credit Agreement became effective on July 29, 2004 and provides for a revolving credit facility in an aggregate outstanding principal amount of up to $350 million, including up to $75 million in the form of letters of credit.

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

     The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. The Credit Agreement’s term expires May 30, 2008.

10. Stock Split

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

     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles and handguns; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; our expansion plans at our distribution facility; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

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

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: risks associated with combining businesses and achieving expected savings and synergies (including annualized cost savings and merchandise buying improvements) and/or with assimilating acquired companies and the fact that merger integration and store closing costs related to the Galyan’s acquisition are difficult to predict with a level of certainty and may be greater than expected.

OVERVIEW

     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Consolidated Statements of Operations for the 13 weeks ended October 30, 2004 reflect the results of the combined company for the entire 13 weeks whereas the results for the 39 weeks ended October 30, 2004 reflect the results of Dick’s Sporting Goods on a stand-alone basis from February 1, 2004 to July 28, 2004 and the combined company from the acquisition date of July 29, 2004 to October 30, 2004. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of October 30, 2004, the Company operated 233 stores in 32 states primarily throughout the Eastern half of the United States under the Dick’s Sporting Goods and Galyan’s names.

     Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

     Executive Summary

     The Company reported a net loss for the 13 weeks ended October 30, 2004 of $1.8 million or $(0.04) per diluted share as compared to net income of $4.7 million, and earnings per share of $0.09 per diluted share for the 13 weeks ended November 1, 2003. The decrease in earnings was attributable to a loss from operations of the Galyan’s stores acquired in July 2004 which were not in last year’s results, merger integration and store closing costs associated with the Galyan’s business of $7.7 million, and higher interest expense also associated with the Galyan’s acquisition.

     Net sales increased 60%, or $202.8 million to $541.0 million for the 13 weeks ended October 30, 2004 from $338.2 million for the 13 weeks ended November 1, 2003. This increase resulted primarily from a comparable store sales increase of 1.5%, or $4.6 million and $198.2 million from the net addition of 37 new stores and 49 Galyan’s stores in the last five quarters which are not included in the comparable store base.

     Income from operations decreased 92%, or $5.5 million to $0.5 million for the 13 weeks ended October 30, 2004, from $6.0 million for the 13 weeks ended November 1, 2003 due primarily to increased sales and gross profit offset by $7.7 million of merger integration and store closing costs.

     As a percentage of net sales, gross profit decreased to 25.5% for the 13 weeks ended October 30, 2004, from 26.3% for the 13 weeks ended November 1, 2003. The decrease in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management, offset by higher Galyan’s occupancy costs as a percentage of sales. The current quarter’s occupancy costs includes a lease termination charge related to the closure of one Dick’s store.

     During the third quarter we leveraged selling, general and administrative expenses by 65 basis points. The decrease as a percentage of sales was due primarily to decreased advertising, relocation and professional fee expense partially offset by higher information systems costs due mainly to the implementation of the new merchandising system.

     The operations of Galyan’s are included from the July 29, 2004 acquisition date. A detailed conversion plan is being developed for the Galyan’s stores with our primary objectives being the synchronizing of the merchandise assortment and the reopening of the Galyan’s stores as Dick’s Sporting Goods stores by the end of the first half of 2005. See “Outlook” below.

     We ended the third quarter with $260.2 million of outstanding borrowings on our line of credit as compared to $0 at January 31, 2004. The increase was primarily due to using the line to fund a portion of the acquisition of Galyan’s as well as meeting our seasonal borrowing requirements. Excess borrowing availability totaled $73.6 million at quarter-end.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

     The following table presents for the periods indicated selected items in the Consolidated Statements of Operations as a percentage of the Company’s net sales, as well as other selected data which provides a further understanding of our business:

	13 Weeks Ended (1)		39 Weeks Ended (1)
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales (2)	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs (3)	74.5	73.7	72.8	73.1

Gross profit	25.5	26.3	27.2	26.9
Selling, general and administrative expenses (4)	23.1	23.7	22.2	22.0
Pre-opening expenses (5)	0.9	0.8	0.8	0.6
Merger integration and store closing costs (6)	1.4	0.0	0.6	0.0

Income from operations	0.0	1.8	3.7	4.3
Gain on sale of investment	0.0	0.7	0.0	0.4
Interest expense, net (7)	0.6	0.1	0.4	0.2
Other income	0.0	0.0	0.0	0.0

(Loss) income before income taxes	(0.6)	2.3	3.4	4.5
(Benefit) provision for income taxes	(0.2)	0.9	1.4	1.8

Net (loss) income	(0.3)%	1.4%	2.0%	2.7%

Other Data:
Comparable store net sales increase (8)	1.5%	2.5%	3.0%	1.0%
Number of stores at end of period (9)	233	162	233	162
Total square feet at end of period (9)	13,474,358	7,869,138	13,474,358	7,869,138

     (1) Columns may not add due to rounding.

     (2) Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

     (3) Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

     (4) Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

     (5) Pre-opening expenses consist primarily of marketing, payroll and recruiting costs incurred prior to a new store opening.

     (6) Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs.

     (7) Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement partially offset by interest income from the Company’s investments in marketable securities and held-to-maturity investments.

     (8) Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. Galyan’s stores will be included in the comparable store base in the 14th full month after the completion of the re-branding and re-merchandising effort expected to occur by the end of the first half of 2005.

     (9) Number of stores at end of period and total square feet at end of period represents the combined companies as of October 30, 2004 and Dick’s Sporting Goods, Inc. stand-alone as of November 1, 2003.

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

Inventory Valuation

     The Company values inventory using the lower of weighted average cost or market method. Market value is generally based on the current selling price of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes such as customer merchandise preference, unseasonable weather patterns, or business trends could cause the Company’s inventory to be exposed to obsolescence or slow moving merchandise.

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

Goodwill, Intangible Assets and Impairment of Assets

     Goodwill and other intangible assets must be tested for impairment on an annual basis. Our evaluation of goodwill and intangible assets with indefinite useful lives for impairment requires accounting judgments and financial estimates in determining the fair value of such assets. If these judgments or estimates change in the future, we may be required to record impairment charges for these assets.

     The Company reviews long-lived assets for impairment whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. In estimating future cash flows, significant estimates are made by the Company with respect to future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Business Combinations

     Our acquisition of Galyan’s is accounted for under the purchase method of accounting. The assets and liabilities of Galyan’s are adjusted to their fair values and the excess of the purchase price over the net assets acquired is recorded as goodwill. The purchase price allocation as of October 30, 2004 is preliminary. The determination of fair values involves the use of estimates and assumptions which will require adjustments in the future. While we believe the factors considered and the independent appraisal performed will provide a reasonable basis for determining fair value, we cannot guarantee that the estimates and assumptions used will prevent adjustments to those estimates in future periods.

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

13 Weeks Ended October 30, 2004 Compared to the 13 Weeks Ended November 1, 2003

Net Loss

     The Company reported a net loss for the 13 weeks ended October 30, 2004 of $1.8 million or $(0.04) per diluted share as compared to net income of $4.7 million, and earnings per share of $0.09 per diluted share for the 13 weeks ended November 1, 2003. The decrease was due to merger integration and store closing costs of $7.7 million and higher interest expense associated with the acquisition of Galyan’s.

Net Sales

     Net sales increased by $202.8 million, or 60%, to $541.0 million for the 13 weeks ended October 30, 2004, from $338.2 million for the 13 weeks ended November 1, 2003. This increase resulted primarily from a comparable store sales increase of 1.5%, or $4.6 million and $198.2 million from the net addition in the last five quarters of 37 new stores and 49 Galyan’s stores which are not included in the comparable store base.

     The increase in comparable store sales is mostly attributable to sales increases throughout much of our business, including women’s and kids’ footwear and apparel, team sports, cleats, accessories and sport games and bikes. We also saw favorable results in licensed product, primarily due to sales of Boston Red Sox championship merchandise. Those favorable results were somewhat offset by a few categories, including cold-weather product, boots and inline skates.

     For the 13 weeks ended October 30, 2004, private label product sales in Dick’s stores represented 9.6% of sales, an increase from last year’s 9.2%. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s. As we progress through the re-assortment of the Galyan’s stores, we will be rolling out our private label program and we will begin to report private label sales on the full chain. We expect that this will be complete by the end of the first half of 2005.

     During the quarter we opened 13 Dick’s stores and one Galyan’s store in Chicago compared to the opening of 11 Dick’s stores for the 13 weeks ended November 1, 2003. The store in Chicago was opened as a Galyan’s store to leverage advertising expense, as Dick’s does not yet have a presence in the market. The store will be converted along with the entire Chicago market in the first half of 2005. We closed two Dick’s stores during the quarter that were not related to the Galyan’s acquisition, one closed as its replacement was opened last year, and the second was closed due to performance.

Income from Operations

     Income from operations decreased 92%, or $5.5 million to $0.5 million for the 13 weeks ended October 30, 2004, from $6.0 million for the 13 weeks ended November 1, 2003 due primarily to increased sales and gross profit offset by $7.7 million of merger integration and store closing costs and an increase in selling, general and administrative expenses.

     Gross profit increased by $49.4 million, or 55%, to $138.2 million for the 13 weeks ended October 30, 2004, from $88.8 million for the 13 weeks ended November 1, 2003. As a percentage of net sales, gross profit decreased to 25.5% for the 13 weeks ended October 30, 2004, from 26.3% for the 13 weeks ended November 1, 2003. The decrease in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management, offset by higher Galyan’s occupancy costs (94 basis points). The prior year quarter gross profit percentage was also favorably impacted 16 basis points by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in the prior year quarter as compared to the current year quarter.

     Selling, general and administrative expenses increased by $44.6 million to $124.8 million for the 13 weeks ended October 30, 2004, from $80.2 million for the 13 weeks ended November 1, 2003 due primarily to an increase in store count and continued investment in corporate and store infrastructure. As a percentage of net sales, selling, general and administrative expenses decreased from 23.7% for the 13 weeks ended November 1, 2003 to 23.1% for the 13 weeks ended October 30, 2004. The percentage decrease was due primarily to the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold in the prior year third quarter (16 basis points), lower advertising (16 basis points) due primarily to reductions of Galyan’s advertising, and decreases in relocation expense (16 basis points) and professional fees (14 basis points), partially offset by higher information systems costs due mainly to the implementation of the new merchandising system (15 basis points).

     Merger integration and store closing costs associated with the purchase of Galyan’s were $7.7 million or 1.4% of sales for the 13 weeks ended October 30, 2004. These costs consisted primarily of $3.2 million of duplicative administrative costs, $2.6 million of additional depreciation related to a change in the estimated useful lives of the depreciable assets for the Dick’s Sporting Goods stores that are closing, $0.7 million of recruiting and relocation costs and $1.2 million of other costs comprised primarily of travel, advertising and system conversion costs.

     Pre-opening expenses increased by $2.5 million to $5.1 million for the 13 weeks ended October 30, 2004, from $2.6 million for the 13 weeks ended November 1, 2003. Pre-opening expenses increased primarily due to the opening of 14 new stores during the 13 weeks ended October 30, 2004 and five stores that opened early in November 2004 compared to the opening of 11 new stores for the 13 weeks ended November 1, 2003.

Gain on Sale of Investment

     Gain on sale of investment of $2.3 million for the 13 weeks ended November 1, 2003 resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider. No portion of this investment was sold during the 13 weeks ended October 30, 2004.

Interest Expense, Net

     Interest expense, net, increased by $3.0 million to $3.5 million for the 13 weeks ended October 30, 2004, from $0.5 million for the 13 weeks ended November 1, 2003 due primarily to interest expense on our amended credit facility related to the acquisition of Galyan’s and senior convertible notes.

39 Weeks Ended October 30, 2004 Compared to the 39 Weeks Ended November 1, 2003

Net Income

     Our net income increased by $0.2 million to $27.0 million for the 39 weeks ended October 30, 2004, from $26.8 million for the 39 weeks ended November 1, 2003. This represented a decrease in diluted earnings per share of $0.03 to $0.51 from $0.54. The increase was due primarily to higher sales and gross profit partly offset by merger integration and store closing costs associated with the acquisition of Galyan’s and an increase in selling, general and administrative expenses.

Net Sales

     Net sales increased by $325.0 million, or 33%, to $1,321.4 million for the 39 weeks ended October 30, 2004, from $996.4 million for the 39 weeks ended November 1, 2003. This increase resulted from a comparable store sales increase of 3.0%, or $26.5 million, and $298.5 million in new store sales.

     The increase in comparable store sales is mostly attributable to sales increases in men’s, women’s and kid’s apparel, men’s, women’s and kid’s footwear, golf, licensed product, exercise and bikes, partly offset by lower sales of boots, in-line skates and hunting clothing.

     For the 39 weeks ended October 30, 2004, private label product sales in Dick’s stores represented 10.5% of sales, an increase from last year’s 9.0%.

     During the 39 weeks ended October 30, 2004 we opened 23 Dick’s stores, one Galyan’s store, relocated three Dick’s stores and closed two Dick’s stores. This compares to opening 21 stores and the relocation of one store for the 39 weeks ended November 1, 2003.

Income from Operations

     Income from operations increased by $6.4 million, or 15%, to $49.1 million for the 39 weeks ended October 30, 2004, from $42.7 million for the 39 weeks ended November 1, 2003. The increase in income from operations is primarily a result of increased sales and gross profit partly offset by $7.8 million of merger integration and store closing costs and an increase in selling, general and administrative expenses.

     Gross profit increased by $91.7 million, or 34%, to $359.9 million for the 39 weeks ended October 30, 2004, from $268.2 million for the 39 weeks ended November 1, 2003. As a percentage of net sales, gross profit increased to 27.2% for the 39 weeks ended October 30, 2004, from 26.9% for the 39 weeks ended November 1, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies partly offset by higher Galyan’s occupancy costs (49 basis points).

     Selling, general and administrative expenses increased by $73.6 million to $292.9 million for the 39 weeks ended October 30, 2004, from $219.3 million for the 39 weeks ended November 1, 2003 due primarily to an increase in store count and continued investment in corporate and store infrastructure. As a percentage of net sales, selling, general and administrative expenses increased from 22.0% for the 39 weeks ended November 1, 2003 to 22.2% for the 39 weeks ended October 30, 2004. The percentage increase was due primarily to the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold as discussed above (12 basis points), increases in advertising expenditures (16 basis points) and an increase in payroll and fringe expenses (15 basis points), which was offset by lower relocation expenses (11 basis points), lower professional fee expenses (7 basis points) and last year’s first quarter containing higher information systems costs (9 basis points).

     Merger integration and store closing costs associated with the purchase of Galyan’s were $7.8 million or 0.6% of sales for the 39 weeks ended October 30, 2004. These costs consisted primarily of $3.2 million of duplicative administrative costs, $2.6 million of accelerated depreciation related to a change in the estimated useful lives of the depreciable assets for the Dick’s Sporting Goods stores that are closing, $0.7 million of recruiting and relocation costs and $1.3 million of other costs comprised primarily of travel, advertising and system conversion costs.

     Pre-opening expenses increased by $4.0 million to $10.2 million for the 39 weeks ended October 30, 2004, from $6.2 million for the 39 weeks ended November 1, 2003. Pre-opening expenses were for the opening of 23 Dick’s stores, one Galyan’s store and the relocation of three Dick’s stores for the 39 weeks ended October 30, 2004 and five stores that opened early in November 2004 compared to the opening of 21 new stores and the relocation of one store for the 39 weeks ended November 1, 2003.

Gain on Sale of Investment

     Gain on sale of investment of $3.5 million for the 39 weeks ended November 1, 2003 resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider. No portion of this investment was sold during the 39 weeks ended October 30, 2004.

Interest Expense, Net

     Interest expense, net, increased by $3.6 million to $5.1 million for the 39 weeks ended October 30, 2004, from $1.5 million for the 39 weeks ended November 1, 2003 due primarily to interest expense on our amended credit facility associated with the Galyan’s acquisition and senior convertible notes offset by interest income of $1.1 million from our investments in marketable securities and held-to-maturity investments.

Other Income

     Other income included a $1.0 million break-up fee related to our unsuccessful effort to acquire the assets of a bankrupt retailer.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity for the 39 weeks ended October 30, 2004 have been borrowings pursuant to the Credit Agreement, the net proceeds from the issuance of the senior convertible notes and proceeds from sale-leaseback transactions.

     The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
Net cash used in operating activities	$(111,339)	$(49,488)
Net cash used in investing activities	(377,414)	(18,275)
Net cash provided by financing activities	423,889	71,337

Net (decrease) increase in cash and cash equivalents	$(64,864)	$3,574

Operating Activities

     Cash used in operating activities for the 39 weeks ended October 30, 2004 increased by $61.8 million to $111.3 million reflecting primarily changes in non-cash items and working capital. The increase in the use of working capital is primarily due to an increase in the change in inventory and accounts receivable partially offset by an increase in the change in accounts payable. The increase in the change in inventory and the increase in the change in accounts payable were primarily due to the increase in purchases for the Galyan’s stores for the third quarter 2004 and the increase in fall and winter receipts in fiscal 2004 compared to fiscal 2003 as well as an increase in in-transit inventory. The increase in the change in accounts receivable is primarily related to an increase in the number of stores that have landlord contributions and an increase in the income tax receivable. The cash flow from operating the Company’s stores is a significant source of liquidity on an annual basis and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

     Cash used in investing activities for the 39 weeks ended October 30, 2004 increased by $359.1 million, to $377.4 million primarily reflecting the payment for the purchase of Galyan’s of $351.4 million, net of $17.9 million cash acquired. Net capital expenditures decreased $1.5 million as proceeds from sale-leaseback transactions increased $17.9 million while capital expenditures increased $16.4 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
New, relocated and remodeled stores	$30,555	$17,204
Future stores	746	3,871
Existing stores	5,042	5,728
Information systems	9,091	5,252
Administration and distribution	3,527	507

	$48,961	$32,562

     We opened 23 stores, including one Galyan’s store, relocated three Dick’s stores and closed two Dick’s stores during the 39 weeks ended October 30, 2004 compared to opening 21 stores and relocating one store during the 39 weeks ended November 1, 2003. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. During the 39 weeks ended October 30, 2004 we completed four building sale-leaseback transactions that generated proceeds of $21.7 million, of which $15.2 million of the capital expenditures were incurred in fiscal 2003. The increase in information systems capital expenditures is primarily related to the implementation of the new merchandising system. The increase in administration and distribution capital expenditures is primarily related to the new corporate headquarters that opened during June of 2004.

     Cash requirements in 2004, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores and conversion of Galyan’s stores and distribution center. The Company now expects to open 29 stores this year. The Company also anticipates incurring additional expenditures to enhance its information technology assets as well as other infrastructure improvements. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures in 2004 to be approximately $30 million, which excludes the costs to retrofit the existing Galyan’s stores and distribution center, as this cost has not been determined.

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings during the construction period, for accounting purposes only. Accordingly, the Company has recognized a non-cash asset and related non-cash obligation of $12.1 million as of October 30, 2004. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, and the statement of operations or cash obligations.

Financing Activities

     Cash provided by financing activities for the 39 weeks ended October 30, 2004 increased by $352.6 million to $423.9 million primarily reflecting the net proceeds from the senior convertible notes and the increase in the change in the balance under the Revolving Credit Agreement. Financing activities consisted primarily of the borrowings to finance the purchase of Galyan’s, the issuance of the senior convertible notes, borrowings and repayments under the Credit Agreement and proceeds from transactions in the Company’s common stock. The Company received proceeds of $5.3 million and $13.7 million from the exercise of employee stock options and purchases of common stock under the employee stock purchase plan during the 39 weeks ended October 30, 2004 and the 39 weeks ended November 1, 2003, respectively.

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of convertible notes in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $146.0 million are after the net cost of a convertible bond hedge and a separate warrant transaction as well as estimated transaction costs associated with the offering of $5.8 million. The hedge and warrant transactions effectively increase the conversion price associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive effect to shareholders upon conversion.

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the issued and outstanding shares of common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. Dick’s paid $351.4 million, net of cash acquired of $17.9 million, to fund and consummate the Galyan’s tender offer and the acquisition, including the repayment of $57.2 million of Galyan’s indebtedness. The Company obtained approximately $193 million of these funds from cash and cash equivalents and investments and the balance from the borrowings under its Credit Agreement.

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

     Borrowings under the Credit Agreement were $260.2 million as of October 30, 2004. There were no outstanding borrowings on the Credit Agreement as of January 31, 2004. Total remaining borrowing capacity, after subtracting letters of credit as of October 30, 2004 and January 31, 2004 was $73.6 million and $154.3 million, respectively.

     The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. The Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of October 30, 2004, the Company was in compliance with the terms of the Credit Agreement.

     The Company believes that cash flows generated from operations, funds available under our Credit Agreement and proceeds from our convertible notes will be sufficient to satisfy our capital requirements through 2005. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of October 30, 2004 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

OUTLOOK

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risk and uncertainties arise that could affect our financial performance and actual results and could cause actual results for the third and fourth quarters of 2004, the full year of 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. These risks include those associated with combining businesses and achieving expected savings and synergies (including annualized cost savings and merchandise buying improvements) and/or with assimilating acquired companies and the fact that merger integration and store closing costs related to the Galyan’s acquisition are difficult to predict with a level of certainty and may be greater than expected. Additionally, there are various risks and uncertainties attributable to Galyan’s, many of which cannot be predicted, which could have a material affect on our business or operations.

     In the 3 months since we have owned Galyan’s, we have re-signed 16 of the 47 Galyan’s stores as Dick’s stores in order to begin to leverage the advertising spend in the markets where both Dick’s and Galyan’s operate stores, and we have also begun the efforts to synchronize the assortments in the stores. In the first half of 2005, we plan to convert the Galyan’s distribution center over to our warehouse management system and begin to optimize the stores that each distribution center serves based on geographic location. Our plan is to complete the conversion by the end of the second quarter of fiscal 2005. At that time, we’ll be operating these stores under the Dick’s name with the same merchandise assortments and customer service expectations as we have for the rest of our stores.

     The Company intends to close nine stores in conjunction with the conversion, six Dick’s stores and three Galyan’s stores, the Galyan’s clearance center and the Galyan’s corporate headquarters. The Company also expects merger integration and store closing costs of approximately $70 million pre-tax, of which $7.7 million was incurred in the 13 weeks ended October 30, 2004. The Company estimates future merger costs of $35 million in the fourth quarter of 2004, $17 million in fiscal 2005, with the balance in fiscal 2006 and beyond which relates to future lease payments on closed stores. These costs include the expense of closing stores, advertising the re-branding of Galyan’s stores, duplicative costs, recruiting and system conversion costs. In addition, Galyan’s store and corporate office estimated closing costs totaling $35 million as of October 30, 2004 are included in the purchase price allocation which results in an increase in goodwill.

     As discussed in the notes to the unaudited condensed consolidated financial statements, we do not recognize expense for stock option grants or our employee stock purchase plan. The Financial Accounting Standards Board (“FASB”) has proposed a new standard which would require expense recognition in our Consolidated Statements of Income for stock option grants and certain employee stock purchase plans. As currently proposed by the FASB, the new standard would be effective beginning in our third fiscal quarter of 2005. We will adopt any new standard when the FASB completes its standard-setting process and the new standard is effective.

     At its meeting on July 1, 2004 the Emerging Issues Task Force (“EITF”) reached a tentative consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive EPS regardless of whether the triggering contingency has been satisfied. This tentative consensus, EITF Issue 04-8 (“Issue 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, would be applied on a retroactive basis and would require restatement of prior period diluted EPS by those affected companies. At its September 2004 meeting, the EITF affirmed its tentative consensus as it relates to market price contingencies. The consensus is expected to be effective for fiscal 2004. We will adopt Issue 04-8 when it becomes effective. The Company does not believe there will be an effect on diluted weighted average common shares outstanding due to the adoption of Issue 04-8 as the Company must pay the accreted principal amount of the convertible notes in cash and would be treated as an Instrument C as prescribed in EITF Issue 90-19, Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. Outstanding borrowings under the Credit Agreement were $260.2 million as of October 30, 2004. There were no borrowings outstanding under the Credit Agreement as of January 31, 2004. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the October 2004 borrowings under the Credit Agreement would be approximately $1.6 million.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of December 3, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of December 3, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of December 3, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of December 3, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on December 3, 2004 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES
Michael F. Hines
EVP - Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of December 3, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of December 3, 2004 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of December 3, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of December 3, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith