Form 10-K/A
period 2004-01-31
DICKS SPORTING GOODS INC
filed 2005-03-31
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No☐

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

Explanatory Note

     The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Dick’s Sporting Goods, Inc. for the fiscal year ended January 31, 2004 is to restate our consolidated financial statements for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 and related disclosures, including the selected financial data included herein as of and for the years ended January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001 and January 29, 2000, as described in Note 2 to the Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on March 28, 2005.

     Except for the foregoing amended information required to reflect the effects of the restatement, this Form 10-K/A continues to describe conditions as presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on April 8, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

•	Part II – Item 6 – Selected Consolidated Financial and Other Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 9a – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules

     In March 2005, the Company concluded that its lease accounting policy and accounting treatment of construction allowances was not consistent with generally accepted accounting standards. The Company corrected its lease accounting policy such that the commencement date of the lease term will be the earlier of the date rent payments begin, the date the Company takes possession of the property for the initial setup of fixtures and merchandise or, in certain circumstances, the date the Company takes possession of the leased space for construction purposes. In those circumstances where the commencement date of the lease term begins when the Company takes possession of the leased space for construction purposes, the rent expense from that commencement date through the earlier of the date rent payments begin or the date the Company takes possession of the property for the initial setup of fixtures and merchandise is capitalized with a corresponding increase in long-term deferred liabilities.

     In addition, the Company had historically accounted for construction allowances as reductions of the related leasehold improvement asset on the Consolidated Balance Sheets and capital expenditures in investing activities on the Consolidated Statements of Cash Flows. The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” required these allowances to be recorded as deferred liabilities on the Consolidated Balance Sheets and as a component of operating activities on the Consolidated Statements of Cash Flows.

     The effect of the restatement on the Company’s previously released Consolidated Statements of Income is a reduction of net income of $0.4 million, $0.1 million and $0.2 million for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. We have corrected these errors through our restatement. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for each of the fiscal years ended January 31, 2004 and February 2, 2002 with no change in earnings per share for the fiscal year ended February 1, 2003.

     The effect of the restatement on the Company’s Consolidated Balance Sheets is an increase in property and equipment of $43.4 million and $34.8 million, as of January 31, 2004 and February 1, 2003, respectively, and an increase in long-term deferred liabilities of $46.9 million and $37.6 million, as of January 31, 2004 and February 1, 2003, respectively. In addition, there is an increase in the deferred tax asset and decrease in retained earnings as of January 31, 2004 and February 1, 2003.

     This restatement of previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications will result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     See Note 2 of the Notes to Consolidated Financial Statements for additional information.

PART I

Forward-Looking Statements

     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K/A or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

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

ITEM 1. BUSINESS

General

     Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-

priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities.

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

     We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive offices are located at 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, and our phone number is (724) 273-3400. Our website is located at www.dickssportinggoods.com. The information on our website does not constitute a part of this annual report. We include on our website free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange act of 1934, as amended.

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

     Hardlines :

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

ITEM 2. PROPERTIES

     Our corporate headquarters are located at 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, where we lease approximately 66,000 square feet of office space. We also lease approximately 26,000 square feet of additional office space in Pittsburgh. The Company plans to consolidate its corporate office space during the summer of 2004 into one 200,000 square foot facility near its current corporate headquarters. The lease for this office space is for a term of 20 years through 2024.

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

     The store list below represents the stores we operated as of January 31, 2004:

State	# of Stores
Alabama	2
Connecticut	4
Delaware	2
Georgia	1
Illinois	3
Indiana	4
Iowa	1
Kansas	5
Kentucky	4
Maine	1
Maryland	7
Massachusetts	4

State	# of Stores
Michigan	8
Missouri	4
Nebraska	1
New Jersey	8
New York	22
North Carolina	15
Ohio	21
Pennsylvania	23
Rhode Island	2
South Carolina	2
Tennessee	2
Vermont	1
Virginia	10
West Virginia	3
Wisconsin	3

Total	163

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following selected consolidated financial data for fiscal years 2003, 2002, 2001, 2000 and 1999 presented below under the captions “Statement of Operations Data” and “Other Data” have been derived from our consolidated financial statements for those periods. Such consolidated financial data have been adjusted to give effect to the restatement of our previously issued financial statements for the matters discussed in Note 2 to the consolidated financial statements. The following selected consolidated financial data for fiscal years 2003, 2002, 2001, 2000 and 1999 presented below under the caption “Store Data” have been derived from internal records of our operations.

     Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations, except fiscal 2000, which includes 53 weeks. You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	Fiscal Year
	2003	2002	2001	2000	1999
	( Dollars in thousands, except per share and sales per square foot data)
Statement of Operations Data (1):
Net sales	$1,470,845	$1,272,584	$1,074,568	$893,396	$728,342
Cost of goods sold (2)	1,062,820	934,956	810,801	684,384	564,311

Gross profit	408,025	337,628	263,767	209,012	164,031
Selling, general and administrative expenses	314,885	262,755	213,065	169,392	132,403
Pre-opening expenses	7,499	6,000	5,726	6,466	3,982

Income from operations	85,641	68,873	44,976	33,154	27,646
(Gain) on sale / loss on write-down of non-cash investment (3) (4)	(3,536)	2,447	—	—	—
Interest expense, net	1,831	2,864	6,241	6,963	3,520

Income from continuing operations before income taxes	87,346	63,562	38,735	26,191	24,126
Provision for income taxes	34,938	25,425	15,494	10,476	9,650

Income from continuing operations	52,408	38,137	23,241	15,715	14,476
Discontinued operations (5)	—	—	—	7,304	3,514

Net income	52,408	38,137	23,241	8,411	10,962
Accretion of mandatorily redeemable preferred stock (6)	—	—	—	(5,654)	(14,404)

Net income (loss) applicable to common stockholders	$52,408	$38,137	$23,241	$2,757	$(3,442)

Earnings Per Common Share Data (7):
Basic net income (loss) per common share:
Income from continuing operations	$1.17	$1.08	$0.73	$0.83	$5.12
Loss from accretion of redeemable preferred stock	—	—	—	(0.30)	(5.09)
Discontinued operations	—	—	—	(0.38)	(1.24)

Net income (loss) applicable to common stockholders	$1.17	$1.08	$0.73	$0.15	$(1.22)
Diluted net income (loss) per common share:
Diluted income from continuing operations	$1.04	$0.93	$0.65	$0.42	$5.12
Diluted loss from accretion of preferred stock	—	—	—	—	(5.09)
Discontinued operations	—	—	—	(0.20)	(1.24)

Net income (loss) applicable to common stockholders	$1.04	$0.93	$0.65	$0.22	$(1.22)
Weighted average number of common shares outstanding (in thousands):
Basic	44,774	35,458	32,018	18,998	2,828
Diluted	50,280	40,958	35,736	37,004	2,828

Store Data:
Comparable store net sales increase (decrease) (8)	2.1%	5.1%	3.6%	3.0%	(0.6%)
Number of stores at end of period	163	141	125	105	83
Total square feet at end of period	7,919,138	6,807,021	6,149,044	5,303,124	4,355,072
Net sales per square foot (9)(10)	$193	$192	$186	$180	$175

	Fiscal Year
	2003		2002		2001		2000		1999
	( Dollars in thousands, except per share and sales per square foot data)
Other Data:
Gross profit margin	27.7%		26.5%		24.6%		23.4%		22.5%
Operating margin	5.8%		5.4%		4.2%		3.7%		3.8%
Inventory turnover (11)	3.69	x	3.83	x	3.74	x	3.92	x	3.63	x
Depreciation and amortization	$17,554		$14,420		$12,082		$9,425		$8,662

Balance Sheet Data (1):
Inventories	$254,360		$233,497		$201,585		$163,149		$139,577
Working capital (12)	$136,679		$55,102		$68,957		$51,239		$56,834
Total assets	$543,360		$413,529		$365,517		$299,218		$251,826
Total debt including capitalized lease obligations	$3,916		$3,577		$80,861		$73,647		$14,931
Total mandatorily redeemable preferred stock excluded from stockholders’ equity (13)(14)	$—		$—		$—		$—		$152,170
Retained earnings (accumulated deficit)- including accretion of redeemable preferred stock (15)	$60,957		$8,549		$(29,588)		$(52,829)		$(55,586)
Total stockholders’ equity (deficit) (14)	$240,894		$138,823		$61,556		$37,423		$(63,901)

(1)	The “Statement of Operations Data” and “Balance Sheet Data” for fiscal years 2003, 2002, 2001, 2000 and 1999 has been derived from our audited consolidated financial statements.

(2)	Cost of goods sold includes occupancy, freight and distribution costs, and shrink expense.

(3)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. We converted a royalty arrangement with that provider into an equity investment that resulted in this non-cash investment.

(4)	The loss on write-down of non-cash investment resulted from a write-down of the investment in our third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock.

(5)	Discontinued operations resulted from our former Internet commerce business.

(6)	Represents accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit.

(7)	Earnings per share data gives effect to the two-for-one stock split, in the form of a stock dividend approved by the Company’s board of directors on February 10, 2004.

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations.

(9)	Calculated using net sales of all stores open at both the beginning and the end of the period.

(10)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 15% of total store space.

(11)	Calculated as cost of goods sold divided by the average of the last five quarters’ ending inventories.

(12)	Defined as current assets less current liabilities.

(13)	In connection with our recapitalization in fiscal 2000, the preferred stockholders elected to convert all outstanding shares of preferred stock to shares of common stock resulting in the conversion of 9,396,612 shares of preferred stock to 25,251,162 shares of common stock. We repurchased approximately 60% of the shares of common stock from the former preferred stockholders for cash and promissory notes. The notes were repaid in September 2001.

(14)	The mandatorily redeemable preferred stock was not classified within stockholders’ equity (deficit) because of the redemption feature.

(15)	Includes $63.9 million of accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “PART I— Forward Looking Statements” and PART I-Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Risks and Uncertainties”.

Overview (restated)

     The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. As of January 31, 2004, the Company operated 163 stores in 27 states throughout the Eastern half of the United States. The Company’s fiscal year ends on the Saturday closest to January 31, which generally results in a 52-week fiscal year. However, every five or six years, the fiscal year is 53 weeks. On February 10, 2004, the Company’s board of directors approved a two-for-one stock split of the Company’s common stock and Class B common stock in the form of a stock dividend. The split was affected by issuing our stockholders of record on March 19, 2004 one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data included herein have been retroactively restated to give effect to this stock split.

     In March 2005, the Company concluded that its lease accounting policy and accounting treatment of construction allowances was not consistent with generally accepted accounting standards. The Company corrected its lease accounting policy such that the commencement date of the lease term will be the earlier of the date rent payments begin, the date the Company takes possession of the property for the initial setup of fixtures and merchandise or, in certain circumstances, the date the Company takes possession of the leased space for construction purposes. In those circumstances where the commencement date of the lease term begins when the Company takes possession of the leased space for construction purposes, the rent expense from that commencement date through the earlier of the date rent payments begin or the date the Company takes possession of the property for the initial setup of fixtures and merchandise is capitalized with a corresponding increase in long-term deferred liabilities.

     In addition, the Company had historically accounted for construction allowances as reductions of the related leasehold improvement asset on the Consolidated Balance Sheets and capital expenditures in investing activities on the Consolidated Statements of Cash Flows. The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” required these allowances to be recorded as deferred liabilities on the Consolidated Balance Sheets and as a component of operating activities on the Consolidated Statements of Cash Flows.

     The effect of the restatement on the Company’s previously released Consolidated Statements of Income is a reduction of net income of $0.4 million, $0.1 million and $0.2 million for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. We have corrected these errors through our restatement. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for each of the fiscal years ended January 31, 2004 and February 2, 2002 with no change in earnings per share for the fiscal year ended February 1, 2003.

     The effect of the restatement on the Company’s Consolidated Balance Sheets is an increase in property and equipment of $43.4 million and $34.8 million, as of January 31, 2004 and February 1, 2003, respectively, and an increase in long-term deferred liabilities of $46.9 million and $37.6 million, as of January 31, 2004 and February 1, 2003, respectively. In addition, there is an increase in the deferred tax asset and decrease in retained earnings as of January 31, 2004 and February 1, 2003.

     This restatement of previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications will result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     See Note 2 of the Notes to Consolidated Financial Statements for additional information. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to such restatement.

Results of Operations

     The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of the Company’s net sales:

	Fiscal Year
	2003[1]	2002[1]	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs	72.3	73.5	75.5

Gross profit	27.7	26.5	24.5
Selling, general and administrative expenses	21.4	20.7	19.8
Pre-opening expenses	0.5	0.5	0.5

Income from operations	5.8	5.4	4.2
(Gain) on sale / loss on write-down of non-cash investment	(0.2)	0.2	—
Interest expense, net	0.1	0.2	0.6

Income before income taxes	5.9	5.0	3.6
Provision for income taxes	2.4	2.0	1.4

Net income	3.6%	3.0%	2.2%

/1 Column does not add due to rounding

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

     Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

Fiscal 2003 Compared to Fiscal 2002

Net Income

     Our net income increased by $14.3 million, or 37.5% to $52.4 million from $38.1 million in 2002. This represented an increase in diluted earnings per share of $0.11, or 11.8% to $1.04 from $0.93 in 2002.

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

Income from Operations

     Income from operations increased by $16.7 million, or 24.2%, to $85.6 million from $68.9 million in 2002. The increase in income from operations is primarily a result of increased gross profit partially offset by an increase in selling, general and administrative expenses and pre-opening expenses.

     Gross profit increased by $70.4 million, or 20.9%, to $408.0 million from $337.6 million in 2002. As a percentage of net sales, gross profit increased to 27.7% from 26.5% in 2002. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories including private label products that provide us with significantly higher gross margins than comparable products we sell. The gross profit percentage was also favorably impacted by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in 2003 as compared to 2002. In addition, the gross profit percentage improved due to improved productivity at the Company’s distribution center.

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

     Pre-opening expenses increased by $1.5 million to $7.5 million from $6.0 million in 2002. Pre-opening expenses were for the addition of 22 new stores and one relocation compared to 16 new stores and three relocations in 2002.

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

Fiscal 2002 Compared to Fiscal 2001

Net Income

     Our net income increased by $14.9 million, or 64.2% to $38.1 million from $23.2 million in 2001. This represented an increase in diluted earnings per share of $0.28, or 43.1% to $0.93 from $0.65 in 2001.

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

Income from Operations

     Income from operations increased by $23.9 million, or 53.1%, to $68.9 million from $45.0 million in 2001. The increase in income from operations is primarily a result of increased gross profit partially offset by an increase in selling, general and administrative expenses and pre-opening expenses.

     Gross profit increased by $73.8 million, or 28.0%, to $337.6 million from $263.8 million in 2001. As a percentage of net sales, gross profit increased to 26.5% from 24.5% in 2001. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories which was aided by favorable weather conditions throughout the fourth quarter resulting in a reduction of mark-down activity, as well as increased sales of private label products that provide us with significantly higher gross margins than comparable products we sell. In addition, the gross profit percentage improved due to leverage of store occupancy costs that resulted from increased comparable store sales and improved productivity at the Company’s distribution center.

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

     Pre-opening expenses increased by $0.3 million to $6.0 million from $5.7 million in 2001. Pre-opening expenses were for the addition of 16 new stores and three relocations in 2002 compared to 20 new stores in 2001. The 2002 pre-opening expense was negatively impacted as the opening of one store was significantly delayed due to the late opening of the shopping center.

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

     The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Net cash provided by operating activities	$99,214	$65,685	$15,138
Net cash used in investing activities	(46,109)	(27,131)	(25,096)
Net cash provided by (used in) financing activities	29,449	(36,410)	10,655

Net increase in cash and cash equivalents	$82,554	$2,144	$697

Operating Activities

     Cash provided by operating activities increased by $33.5 million in 2003, or 51.0% to $99.2 million reflecting higher net income adjusted for non-cash items. The primary increase is the $29.9 million tax benefit from the exercise of stock options. Increases in cash provided by operating activities were partially offset by larger decreases in accounts payable and income taxes payable. The decrease in the change in accounts payable was primarily due to a decrease in in-transit import inventory where we take possession overseas, and to the timing of receipts during the last two months of 2002 compared to 2003. The decrease in the change in income taxes payable is primarily related to the tax benefit from the exercise of stock options and changes in deferred taxes. The decrease is partially offset by the increase in income taxes payable related to the increase in taxable income in 2003 as compared to 2002. The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

     Cash used in investing activities increased by $19.0 million in 2003, or 70.1%, to $46.1 million primarily reflecting an increase in net capital expenditures. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. During 2003, 2002 and 2001, the Company opened 22, 16 and 20 new stores, respectively, and remodeled or relocated one, three and one store(s), respectively. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. During 2003 the Company completed two building sale-leasebacks. One of the sale-leasebacks generated proceeds of $5.0 million for which the capital expenditures were incurred in 2002. Additionally, the Company incurred building costs of $15.2 million in 2003 that will be reimbursed in 2004 under the terms of sale-leaseback agreements. The Company also generated $4.2 million in proceeds from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider during 2003.

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings during the construction period, for accounting purposes only. Accordingly, the Company has recognized a non-cash asset and related non-cash obligation of $10.9 million and $1.3 million as of January 31, 2004 and February 1, 2003, respectively. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

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

     The following table summarizes the Company’s material contractual obligations, including both on-and off-balance sheet arrangements in effect at January 31, 2004, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt	$1,159	$175	$277	$94	$613
Capital lease obligations	2,757	330	417	161	1,849
Operating lease obligations	1,598,009	118,898	250,589	241,262	987,260

Total contractual obligations	$1,601,925	$119,403	$251,283	$241,517	$989,722

     The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at January 31, 2004:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$5,491	$5,491
Standby letters of credit	7,360	7,360

Total other commercial commitments	$12,851	$12,851

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

     Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 32% of our net sales and approximately 50% of our net income for fiscal 2003. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Our business is dependent on the general economic conditions in our markets.

     In general, our sales depend on discretionary spending by our customers. A deterioration of current economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:

-	interest rates and inflation;

-	the impact of an economic recession;

-	the impact of natural disasters;

-	consumer credit availability;

-	consumer debt levels;

-	consumer confidence in the economy;

-	tax rates and tax policy;

-	unemployment trends; and

-	other matters that influence consumer confidence and spending.

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

     In connection with the restatement and the filing of this Form 10-K/A, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.

     There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item other than the following information concerning the Company’s code of ethics is incorporated by reference to the information under the captions “Election of Directors- Directors Standing for Election”, “ Election of Directors – Other Directors Not Standing for Election at this Meeting”, “Election of Directors- What Committees Has the Board Established”, “Election of Directors- Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement.

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

Number of securities
remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	13,641,226	(2)	$10.99	10,284,126	(2)
Equity compensation plans not approved by security holders	—			—

Total	13,641,226			10,284,126

(1)	Includes the 1992 Stock Option Plan, 2002 Stock Plan and Employee Stock Purchase Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan no options have been granted that are exerciseable for Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 38 of this report.

(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 64 of this report.

(3) Exhibits. Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended:

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Amended and Restated Credit Agreement dated as of July 26, 2000 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of May 18, 2001, the Second Amendment to Amended and Restated Credit Agreement dated as of July 2001, the Third Amendment to Amended and Restated Credit Agreement dated as of August 3, 2001, the Fourth Amendment to Amended and Restated Credit Agreement dated as of September 2001, the Fifth Amendment to Amended and Restated Credit Agreement dated as of February 2002, the Sixth Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002, and the Seventh Amendment to Amended and Restated Credit Agreement dated as of July 15, 2002	Incorporated by reference to Exhibit 10.3 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of September 12, 2002	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.3	Ninth Amendment to Amended and Restated Credit Agreement dated as of December 15, 2002	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.4	Tenth Amendment and Waiver to Amended and Restated Credit Agreement dated as of August 7, 2003	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 3, 2003

4.5	Eleventh Amendment to Amended and Restated Credit Agreement dated as of January 29, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Twelfth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

Exhibit Number	Description	Method of Filing
4.7	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.8	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.9	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.10	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Filed herewith

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Filed herewith

Exhibit Number	Description	Method of Filing
10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Filed herewith

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31,2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note 2, the accompanying financial statements have been restated.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 10, 2004
(March 28, 2005 as to the effects of
the restatement described in Note 2)

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (as restated, see Note 2)

(Dollars in thousands, except per share data)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Net sales	$1,470,845	$1,272,584	$1,074,568
Cost of goods sold, including occupancy and distribution costs	1,062,820	934,956	810,801

GROSS PROFIT	408,025	337,628	263,767
Selling, general and administrative expenses	314,885	262,755	213,065
Pre-opening expenses	7,499	6,000	5,726

INCOME FROM OPERATIONS	85,641	68,873	44,976
(Gain) on sale / loss on write-down of non-cash investment	(3,536)	2,447	—
Interest expense, net	1,831	2,864	6,241

INCOME BEFORE INCOME TAXES	87,346	63,562	38,735
Provision for income taxes	34,938	25,425	15,494

NET INCOME	$52,408	$38,137	$23,241

EARNINGS PER COMMON SHARE:
(adjusted for two-for-one stock split - see Note 17)
Basic	$1.17	$1.08	$0.73
Diluted	$1.04	$0.93	$0.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
(adjusted for two-for-one stock split - see Note 17)
Basic	44,774	35,458	32,018
Diluted	50,280	40,958	35,736

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (as restated, see Note 2)
(Dollars in thousands, except per share data)

	January 31,	February 1,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,674	$11,120
Accounts receivable, net	10,417	16,400
Inventories, net	254,360	233,497
Deferred income taxes	1,021	8,697
Prepaid expenses and other current assets	5,222	5,572

Total current assets	364,694	275,286

PROPERTY AND EQUIPMENT, NET	144,402	114,953

CONSTRUCTION IN PROGRESS – LEASED FACILITIES	10,927	1,333

OTHER ASSETS:
Deferred income taxes	6,099	8,629
Investments	7,054	1,950
Other	10,184	11,378

Total other assets	23,337	21,957

TOTAL ASSETS	$543,360	$413,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,383	$125,208
Accrued expenses	72,090	59,248
Deferred revenue and other liabilities	37,037	22,752
Income taxes payable	—	12,763
Current portion of long-term debt and capital leases	505	213

Total current liabilities	228,015	220,184

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Long-term debt and capital leases	3,411	3,364
Non-cash obligations for construction in progress – leased facilities	10,927	1,333
Deferred revenue and other liabilities	60,113	49,825

Total long-term liabilities	74,451	54,522

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value, $.01 per share, authorized shares 100,000,000; issued and outstanding shares 33,052,882 and 25,134,048 at January 31, 2004 and February 1, 2003, respectively	331	251
Class B common stock, par value, $.01 per share, authorized shares 20,000,000; issued and outstanding shares 14,107,644 and 15,362,016 at January 31, 2004 and February 1, 2003, respectively	141	154
Additional paid-in capital	175,748	129,869
Retained earnings	60,957	8,549
Accumulated other comprehensive income	3,717	—

Total stockholders’ equity	240,894	138,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,360	$413,529

     See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (as restated, see Note 2)

(Dollars in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
NET INCOME	$52,408	$38,137	$23,241
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities available-for-sale, net of tax	6,016	(892)	892
Reclassification adjustment for losses realized in net income due to the write-down of the non-cash investment to its fair value, net of tax	—	892	—
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	(2,299)	—	—

COMPREHENSIVE INCOME	$56,125	$38,137	$24,133

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

						(Accumulated	Note	Accumulated
			Class B		Additional	Deficit )	Receivable	Other
	Common Stock		Common Stock		Paid -In	Retained	for Common	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Stock	Income	Total
BALANCE, February 3, 2001 (as previously reported)	27,929,082	$279	—	$—	$89,973	$(51,510)	$—	$—	$38,742
Prior period adjustment (Note 2)	—	—	—	—	—	(1,319)	—	—	(1,319)

BALANCE, February 3, 2001 (as restated, see Note 2)	27,929,082	279	—	—	89,973	(52,829)	—	—	37,423
Exercise of stock options and issuance of common stock	5,724,748	57	—	—	6,139	—	(6,196)	—	—
Net income (as restated)	—	—	—	—	—	23,241	—	—	23,241
Unrealized gain on securities available-for-sale, net of taxes of $480	—	—	—	—	—	—	—	892	892

BALANCE, February 2, 2002 (as restated, see Note 2)	33,653,830	336	—	—	96,112	(29,588)	(6,196)	892	61,556
Exchange of common stock for Class B common stock	(15,362,016)	(154)	15,362,016	154	—	—	—	—	—
Sale of common stock in initial public offering, net of transaction costs	5,544,000	55	—	—	27,881	—	—	—	27,936
Sale of common stock under stock plans	866,988	9	—	—	4,412	—	—	—	4,421
Exercise of warrants	38,004	1	—	—	18	—	—	—	19
Exercise of stock options, including tax benefit of $662	393,242	4	—	—	1,446	—	—	—	1,450
Net income (as restated)	—	—	—	—	—	38,137	—	—	38,137
Repayment of note receivable	—	—	—	—	—	—	6,196	—	6,196
Unrealized loss on securities available-for-sale, net of taxes of $480	—	—	—	—	—	—	—	(892)	(892)

BALANCE, February 1, 2003 (as restated, see Note 2)	25,134,048	251	15,362,016	154	129,869	8,549	—	—	138,823
Exchange of Class B common stock for common stock	1,254,372	13	(1,254,372)	(13)	—	—	—	—	—
Sale of common stock under stock plans	238,906	2	—	—	2,471	—	—	—	2,473
Exercise of stock options, including tax benefit of $29,861	6,425,556	65	—	—	43,225	—	—	—	43,290
Transaction costs related to initial public offering	—	—	—	—	183	—	—	—	183
Net income (as restated)	—	—	—	—	—	52,408	—	—	52,408
Unrealized gain on securities available-for-sale, net of taxes of $2,001	—	—	—	—	—	—	—	3,717	3,717

BALANCE, January 31, 2004 (as restated, see Note 2)	33,052,882	$331	14,107,644	$141	$175,748	$60,957	$—	$3,717	$240,894

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (as restated, see Note 2 )
(Dollars in thousands )

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,408	$38,137	$23,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,554	14,420	12,082
Deferred income taxes	8,201	(5,103)	1,034
Tax benefit from exercise of stock options	29,861	662	—
Gain on sale of non-cash investment	(3,536)	—	—
Other non-cash items	2,067	2,447	—
Changes in assets and liabilities:
Accounts receivable	3,904	(1,984)	(6,096)
Inventories	(20,863)	(31,912)	(39,044)
Prepaid expenses and other assets	1,549	(8,218)	(1,909)
Accounts payable	(19,850)	28,122	9,424
Accrued expenses	12,842	12,236	8,680
Income taxes payable	(12,763)	7,033	(4,907)
Deferred revenue and other liabilities	27,840	9,845	9,120

Net cash provided by continuing operations	99,214	65,685	11,625
Net cash provided by discontinued operations	—	—	3,513

Net cash provided by operating activities	99,214	65,685	15,138

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(67,064)	(33,548)	(35,350)
Proceeds from sale-leaseback transactions	14,726	6,417	10,254
Decrease in recoverable costs from developed properties	2,079	—	—
Proceeds from sale of non-cash investment	4,150	—	—

Net cash used in investing activities	(46,109)	(27,131)	(25,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	—	(77,073)	21,929
Borrowings (payments) on long-term debt and capital leases	339	(211)	(14,715)
Proceeds from sale of common stock in initial public offering	—	30,936	—
Proceeds from sale of common stock under employee stock purchase plan	2,473	4,421	—
Proceeds from exercise of stock options	13,429	807	—
Repayment of note receivable for common stock	—	6,196	—
Increase in bank overdraft	13,025	1,514	3,441
Transaction costs related to initial public offering	183	(3,000)	—

Net cash provided by (used in) financing activities	29,449	(36,410)	10,655

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,554	2,144	697

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,120	8,976	8,279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,674	$11,120	$8,976

Supplemental non-cash investing and financing activities:
Construction in progress - leased facilities	$9,594	$(7,476)	$8,809

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED 2003, 2002 AND 2001

1. Summary of Significant Accounting Policies

     Operations —Dick’s Sporting Goods, Inc. (together with its subsidiary, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 163 stores throughout the Eastern half of the United States.

     Fiscal Year —The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

     Principles of Consolidation —The consolidated financial statements include Dick’s Sporting Goods, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with an original maturity of three months or less.

     Cash Management —The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 31, 2004 and February 1, 2003, include $42,319,000 and $29,294,000, respectively, of checks drawn in excess of cash balances not yet presented for payment.

     Accounts Receivable —Accounts receivable consists principally of amounts receivable from vendors. The allowance for doubtful accounts totaled $1,101,000 and $1,432,000, as of January 31, 2004 and February 1, 2003, respectively.

     Inventories —Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, sales returns and other valuations and vendor allowances totaling $18,489,000 and $16,726,000 at January 31, 2004 and February 1, 2003, respectively.

     Property and Equipment —Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings Leasehold improvements Furniture, fixtures and equipment Vehicles	40 years 10-20 years 3-7 years 5 years

     For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     Investments —Investments consist of shares of restricted and unrestricted, unregistered common stock. Common stock for which restrictions lapse within one year is classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is carried at fair value within other assets. Fair value at the acquisition date was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock, less a discount resulting from the stock not yet being vested and the unregistered character of the stock once it does vest, which occurs quarterly over a four-year period. This discount was based on an independent appraisal obtained by the Company. Unrealized holding gains and losses on stock for which restrictions lapse within one year are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 12).

     Deferred Revenue and Other Liabilities - Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances and capitalized rent during construction, amounts deferred relating to the investment in GSI (see Note 12) and advance payments under the terms of building sale-leaseback agreements. Deferred liabilities related to construction allowances and capitalized rent, net of related amortization, at January 31, 2004 and February 1, 2003 was $46,916,000 and $37,637,000, respectively.

     Self-Insurance - The Company is self-insured for certain losses related to health, workers’ compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

     Pre-opening Expenses —Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred.

     Stock Split - On February 10, 2004, the Company’s Board of Directors approved a two-for-one stock split, in the form of a stock dividend of the Company’s common shares for stockholders of record on March 19, 2004. The split was affected by issuing our stockholders of record one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split (see Note 17).

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

     Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized where the exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 8) (dollars in thousands, except per share data):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Net income	$52,408	$38,137	$23,241
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,908)	(1,825)	(1,020)

Pro-forma net income	$48,500	$36,312	$22,221

Earnings per share:
Basic income applicable to common shareholders - as reported	$1.17	$1.08	$0.73
Basic income applicable to common shareholders - pro-forma	$1.08	$1.02	$0.69

Diluted income applicable to common shareholders - as reported	$1.04	$0.93	$0.65
Diluted income applicable to common shareholders - pro-forma	$0.96	$0.89	$0.62

     The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected Life (years)	3-5	7.5	7.5	0.50	0.02-0.50	—
Expected volatility	48%-62%	60%	—	32%-47%	60%	—
Risk-free interest rate	2.20%-3.52%	3.50%-3.51%	5.20%	0.96%-1.02%	1.23%-1.66%	—
Expected dividend yield	—	—	—	—	—	—

Weighted average fair values	$10.73	$4.31	$—	$5.02	$1.67	$—

     Income Taxes —The Company utilizes the asset and liability method of accounting for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes.

     Revenue Recognition —Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

     Advertising Costs —Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense was approximately $54,445,000, $42,568,000 and $37,176,000 for fiscal 2003, 2002, and 2001, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Vendor Allowances —Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to determine the amounts are recorded in accordance with the terms of the contract.

     Fair Value of Financial Instruments —The Company has financial instruments which include long-term debt and revolving debt. The carrying amounts of the Company’s debt instruments approximate their fair value, estimated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Segment Information —The Company is a specialty retailer that offers a broad range of products in its specialty retail stores in the Eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution, the continuing operations of the Company are one reportable segment.

2. Restatement

     In March 2005, the Company concluded that its lease accounting policy and accounting treatment of construction allowances was not consistent with generally accepted accounting standards. The Company corrected its lease accounting policy such that the commencement date of the lease term will be the earlier of the date rent payments begin, the date the Company takes possession of the property for the initial setup of fixtures and merchandise or, in certain circumstances, the date the Company takes possession of the leased space for construction purposes. In those circumstances where the commencement date of the lease term begins when the Company takes possession of the leased space for construction purposes, the rent expense from that commencement date through the earlier of the date rent payments begin or the date the Company takes possession of the property for the initial setup of fixtures and merchandise is capitalized with a corresponding increase in long-term deferred liabilities.

     In addition, the Company had historically accounted for construction allowances as reductions of the related leasehold improvement asset on the Consolidated Balance Sheets and capital expenditures in investing activities on the Consolidated Statements of Cash Flows. The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” required these allowances to be recorded as deferred liabilities on the Consolidated Balance Sheets and as a component of operating activities on the Consolidated Statements of Cash Flows.

     The effect of the restatement on the Company’s previously released Consolidated Statements of Income is a reduction of net income of $0.4 million, $0.1 million and $0.2 million for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively. We have corrected these errors through our restatement. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for each of the fiscal years ended January 31, 2004 and February 2, 2002 with no change in earnings per share for the fiscal year ended February 1, 2003.

     The effect of the restatement on the Company’s Consolidated Balance Sheets is an increase in property and equipment of $43.4 million and $34.8 million, as of January 31, 2004 and February 1, 2003, respectively, and an increase in long-term deferred liabilities of $46.9 million and $37.6 million, as of January 31, 2004 and February 1, 2003, respectively. In addition, there is an increase in the deferred tax asset and decrease in retained earnings as of January 31, 2004 and February 1, 2003.

     This restatement to previously issued consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications will result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     The impacts of these restatements on the consolidated financial statements are summarized below (in thousands, except per share data):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31, 2004		February 1, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Balance Sheets:
Property and equipment, net	$100,965	$144,402	$80,109	$114,953
Construction in progress - leased facilities	10,927	10,927	—	1,333
Deferred income taxes	4,707	6,099	7,512	8,629
Total other assets	21,945	23,337	20,840	21,957
Total assets	498,531	543,360	376,235	413,529
Non-cash obligations for construction in progress - leased facilities	10,927	10,927	—	1,333
Deferred revenue and other liabilities	13,197	60,113	12,188	49,825
Total long-term liabilities	27,535	74,451	15,552	54,522
Retained earnings	63,044	60,957	10,225	8,549
Total stockholders’ equity	242,981	240,894	140,499	138,823
Total liabilities and stockholders’ equity	498,531	543,360	376,235	413,529

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2004		February 1, 2003		February 2, 2002

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Consolidated Statements of Income:
Cost of goods sold, including occupancy and distribution costs	$1,063,106	$1,062,820	$935,192	$934,956	$810,999	$810,801
Gross profit	407,739	408,025	337,392	337,628	263,569	263,767
Pre-opening expenses	6,528	7,499	5,553	6,000	5,144	5,726
Income from operations	86,326	85,641	69,084	68,873	45,360	44,976
Income before taxes	88,031	87,346	63,773	63,562	39,119	38,735
Provision for income taxes	35,212	34,938	25,509	25,425	15,648	15,494
Net income	52,819	52,408	38,264	38,137	23,471	23,241
Earnings per common share:
Basic	1.18	1.17	1.08	1.08	0.73	0.73
Diluted	1.05	1.04	0.93	0.93	0.66	0.65

Consolidated Statements of Cash Flows:
Net income	52,819	52,408	38,264	38,137	23,471	23,241
Deferred income taxes	8,476	8,201	(5,019)	(5,103)	1,187	1,034
Deferred revenue and other liabilities	14,440	27,840	5,087	9,845	5,606	9,120
Net cash provided by continuing operations	86,500	99,214	61,138	65,685	8,494	11,625
Net cash provided by operating activities	86,500	99,214	61,138	65,685	12,007	15,138
Capital expenditures	(54,350)	(67,064)	(29,001)	(33,548)	(32,219)	(35,350)
Net cash used in investing activities	(33,395)	(46,109)	(22,584)	(27,131)	(21,965)	(25,096)

Consolidated Statements of Comprehensive Income:
Comprehensive income	56,536	56,125	38,264	38,137	24,363	24,133

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

     Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2003	2002
Buildings	$2,752	$2,752
Leasehold improvements	159,432	125,339
Furniture, fixtures and equipment	81,398	69,638

	243,582	197,729
Less accumulated depreciation and amortization	(99,180)	(82,776)

Net property and equipment	$144,402	$114,953

4. Accrued Expenses

     Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2003	2002
Accrued payroll, withholdings and benefits	$28,338	$25,541
Other accrued expenses	43,752	33,707

	$72,090	$59,248

5. Revolving Credit Agreement

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

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

     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed in Note 5.

     Scheduled principal payments on long-term debt as of January 31, 2004 are as follows (in thousands):

Fiscal
2004	$175
2005	193
2006	84
2007	46
2008	48
Thereafter	613

$1,159

7. Leases

     Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, which is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. The gross and net carrying values of assets under capital leases are approximately $3,599,000 and $1,937,000 as of January 31, 2004 and $3,139,000 and $1,411,000 as of February 1, 2003, respectively.

     Scheduled lease payments under capital lease obligations as of January 31, 2004 are as follows (in thousands):

Fiscal
2004	$529
2005	529
2006	240
2007	240
2008	240
Thereafter	2,955

4,733
Less amount representing interest	1,976

Present value of net scheduled lease payments	2,757
Less amounts due in one year	330

$2,427

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Operating Lease Agreements — The Company leases substantially all of its stores, as well as certain office facilities, distribution centers and equipment, under non-cancelable operating leases that expire at various dates through 2025. Certain of the store lease agreements contain renewal options for additional periods of five to ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $97,053,000, $84,999,000 and $72,038,000 for fiscal 2003, 2002, and 2001, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $14,726,000, $6,417,000, and $10,254,000 for fiscal 2003, 2002, and 2001, respectively.

     Scheduled lease payments due (including lease commitments for 23 stores not yet opened at January 31, 2004) under non-cancelable operating leases as of January 31, 2004 are as follows (in thousands):

Fiscal
2004	$118,898
2005	126,291
2006	124,298
2007	121,872
2008	119,390
Thereafter	987,260

$1,598,009

8. Stockholders’ Equity and Employee Stock Plans

     Initial Public Offering – During October 2002, the Company completed an initial public offering of 16,762,640 shares of common stock, including the underwriters’ over-allotment, of which 5,544,000 were sold by us and 11,218,640 were sold by certain of our stockholders. Proceeds, net of $2,817,000 in transaction costs, were $28,119,000. The net proceeds were used to repay outstanding borrowings under our senior secured revolving credit facility.

     Stock Option Plans —At January 31, 2004, the aggregate number of common shares reserved for grant under the Company’s 2002 Stock Option Plan (the “Plan”) is 19,866,000 shares. The stock option activity during the fiscal years ended is as follows:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     Additional information regarding options outstanding as of January 31, 2004, is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.08 - $2.17	4,337,008	5.58	$2.05	4,177,202	$2.04
$6.00 - $10.48	4,545,792	8.75	6.69	430,120	7.77
$15.29 - $22.87	2,568,072	9.70	21.55	—	—
$25.07 - $25.25	2,190,354	9.97	25.23	—	—

$1.08 - $25.25	13,641,226	8.12	$10.99	4,607,322	$2.58

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     Note Receivable for Common Stock —During fiscal 2001, stock options representing 5,724,748 shares were exercised in exchange for a note receivable due from a related party. The note receivable was repaid during fiscal 2002.

9. Income Taxes

     The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2003	2002	2001
Current:
Federal	$21,543	$25,403	$11,940
State	3,696	4,854	800

	25,239	30,257	12,740

Deferred:
Federal	8,491	(4,392)	2,198
State	1,208	(440)	556

	9,699	(4,832)	2,754

Total provision	$34,938	$25,425	$15,494

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	Fiscal	Fiscal	Fiscal
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	5.0	5.0	5.0

Effective income tax rate	40.0%	40.0%	40.0%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2003	2002
Property and equipment	$144	$2,932
Inventories	(10,251)	(677)
Other accrued expenses not currently deductible for tax purposes	12,087	10,520
Deferred rent	5,140	4,551

Total deferred taxes	$7,120	$17,326

10. Earnings Per Common Share

     Earnings per common share is calculated using the principles of SFAS No. 128, “Earnings Per Share” (“EPS”). The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The earnings per share calculations are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2003	2002	2001
Earnings per common share - Basic:
Net income	$52,408	$38,137	$23,241
Weighted average common shares outstanding	44,774	35,458	32,018
Earnings per common share	$1.17	$1.08	$0.73

Earnings per common share - Diluted:
Net income	$52,408	$38,137	$23,241
Weighted average common shares outstanding - basic	44,774	35,458	32,018
Stock options and warrants	5,506	5,500	3,718

Weighted average common shares outstanding	50,280	40,958	35,736
Earnings per common share	$1.04	$0.93	$0.65

11. Discontinued Operations of DicksSportingGoods.com

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

12. Investments

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Retirement Savings Plan

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

14. Commitments and Contingencies

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

15. Supplemental Disclosure of Cash Flow Information

     Interest paid by the Company totaled $1,594,000, $2,686,000 and $6,136,000 for fiscal 2003, 2002 and 2001, respectively. Income tax payments during fiscal 2003, 2002 and 2001 were $12,424,000, $22,370,000 and $14,481,000, respectively.

     During fiscal 2001, stock options representing 5,724,748 shares were exercised in exchange for a note receivable in the amount of $6,196,000.

     During fiscal 2001, the Company and GSI entered into an Internet commerce agreement that included a royalty arrangement that was subsequently converted into an equity ownership. The Company recognized the difference between the fair value of the GSI stock and its cost as an additional investment and deferred revenue of $4,256,000 (see Note 12).

16. Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information in fiscal years 2003 and 2002 is as follows (in thousands, except earnings per share):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$304,728	$353,521	$338,164	$474,432	$276,635	$310,123	$290,616	$395,210
Gross profit (as previously reported)	82,848	96,548	88,839	139,504	70,040	80,352	72,129	114,871
Gross profit (as restated)	82,913	96,617	88,913	139,582	70,096	80,411	72,189	114,932
Income from operations (as previously reported)	11,590	25,102	6,035	43,599	8,736	20,420	5,496	34,432
Income from operations (as restated)	11,296	25,072	5,667	43,606	8,606	20,433	5,455	34,379
Net income (as previously reported)	6,650	15,467	4,713	25,989	4,729	11,720	2,754	19,061
Net income (as restated)	6,474	15,449	4,492	25,993	4,651	11,728	2,729	19,029
Net earnings per share - diluted (as previously reported)	$0.14	$0.31	$0.09	$0.50	$0.12	$0.31	$0.07	$0.41
Net earnings per share - diluted (as restated)	$0.13	$0.31	$0.09	$0.50	$0.12	$0.30	$0.07	$0.41

17. Subsequent Events

     Stock Split

     On February 10, 2004, the Company’s board of directors declared a two-for-one stock split, in the form of a stock dividend of the Company’s common shares. The split will be effected by issuing one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held on the record date of March 19, 2004. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split.

     Issuance of Convertible Notes

     On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $145.7 million are after the net cost of a convertible bond hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion premium associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive economic effect to shareholders upon conversion.

     The initial offering of $155.0 million issue price of convertible notes were sold on February 11, 2004 in a private, unregistered offering to “qualified institutional buyers”, along with the subsequent exercise by the initial purchasers of such offering of their option to purchase an additional $17.5 million issue price of convertible notes for a total issue price of $172.5 million. The transactions closed on February 18, 2004. Net proceeds of $145.7 million to the Company are net of estimated transaction costs associated with the offering of $6.1 million, and the net payment for the bond hedge and warrant transactions described below. The convertible notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009, with the first interest payment to be made on August 18, 2004. After February 18, 2009, the notes will not pay cash interest but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625%, until maturity on February 18, 2024, when a holder will receive $1,000 per note. The convertible notes are convertible into the Company’s common stock (the “common stock”) at an initial conversion price in each of the first 20 fiscal quarters following issuance of the notes of $39.31 per share, upon the occurrence of certain events. Thereafter, the conversion price per share of common stock increases each fiscal quarter by the accreted original issue discount for the quarter. Upon conversion of a note, the Company is obligated to pay cash in lieu of issuing some or all of the shares of common stock, in an amount up to the accreted principal amount of the note, and whether any shares of common stock are issuable in addition to this cash payment would depend upon the then market price of the Company’s common stock. The convertible notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accrued original discount and any accrued cash interest, if any. The total face amount of the convertible notes was $255.1 million prior to the original discount of $82.6 million.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Exhibit Index

Exhibit
Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Amended and Restated Credit Agreement dated as of July 26, 2000 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of May 18, 2001, the Second Amendment to Amended and Restated Credit Agreement dated as of July 2001, the Third Amendment to Amended and Restated Credit Agreement dated as of August 3, 2001, the Fourth Amendment to Amended and Restated Credit Agreement dated as of September 2001, the Fifth Amendment to Amended and Restated Credit Agreement dated as of February 2002, the Sixth Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002, and the Seventh Amendment to Amended and Restated Credit Agreement dated as of July 15, 2002	Incorporated by reference to Exhibit 10.3 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of September 12, 2002	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.3	Ninth Amendment to Amended and Restated Credit Agreement dated as of December 15, 2002	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 29, 2003

4.4	Tenth Amendment and Waiver to Amended and Restated Credit Agreement dated as of August 7, 2003	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 3, 2003

4.5	Eleventh Amendment to Amended and Restated Credit Agreement dated as of January 29, 2004	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Twelfth Amendment to the Amended and Restated Credit Agreement dated as of February 18, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.8	Indenture dated as of February 18, 2004 between the	Incorporated by reference to Exhibit 10.3 to

Exhibit
Number	Description	Method of Filing
	Registrant and Wachovia Bank, National Association, as Trustee	the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.9	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.10	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Filed herewith

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Filed herewith

10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

Exhibit
Number	Description	Method of Filing
10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Filed herewith

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31, 2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

SIGNATURE		CAPACITY	DATE

/s/	EDWARD W. STACK	Chairman and Chief Executive Officer and Director	March 31, 2005
Edward W. Stack

/s/	WILLIAM J. COLOMBO	President and Chief Operating Officer and Director	March 31, 2005
William J. Colombo

/s/	MICHAEL F. HINES	Executive Vice President and Chief Financial Officer	March 31, 2005
	Michael F. Hines	(principal financial and accounting officer)

/s/	EMANUEL CHIRICO	Director	March 31, 2005
Emanuel Chirico

/s/	DAVID I. FUENTE	Director	March 31, 2005
David I. Fuente

/s/	WALTER ROSSI	Director	March 31, 2005
Walter Rossi

/s/	LAWRENCE J. SCHORR	Director	March 31, 2005
Lawrence J. Schorr

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Dick’s Sporting Goods, Inc.:

     We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiary as of January 31, 2004 and February 1, 2003 and for each of the three fiscal years in the period ended January 31, 2004, and have issued our report thereon dated March 10, 2004; such financial statements and report, dual dated March 10, 2004 (March 28, 2005 as to the effects of the restatement described in Note 2), is included elsewhere in this Form 10-K/A. Our audits also included the financial statement schedule of Dick’s Sporting Goods, Inc. and subsidiary, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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