Form 10-K
period 2005-01-29
DICKS SPORTING GOODS INC
filed 2005-03-31
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $1,100,990,573 as of July 31, 2004 based upon the closing price of the Registrant’s common stock on the New York Stock Exchange reported for July 30, 2004.

The number of shares of common stock and Class B common stock of the Registrant outstanding as of March 18, 2005 was 34,949,305 and 14,039,529, respectively.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 1, 2005 (the “2005 Proxy Statement”).

Page Number

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

     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facility; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our senior secured revolving credit facility; factors associated with our pursuit of strategic acquisitions; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes due 2024; changes in our business strategies and other factors discussed elsewhere in this report in further detail under the caption “Risks and Uncertainties” as well as other reports or filings filed by us with the Securities and Exchange Commission.

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

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s Trading Company, Inc. (“Galyan’s”), which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: risks associated with combining businesses and achieving expected savings and synergies (including annualized cost savings and merchandise buying improvements) and/or with assimilating acquired companies and the fact that merger integration and store closing costs related to the Galyan’s acquisition are difficult to predict with a level of certainty and may be greater than expected.

PART I

ITEM 1. BUSINESS

General

     Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s. The Consolidated Statements of Income for the year ended January 29, 2005 reflect the results of Dick’s Sporting Goods on a stand-alone basis from February 1, 2004 to July 28, 2004 and the combined company from the acquisition date of July 29, 2004 to January 29, 2005. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities.

     As of January 29, 2005 we operated 234 stores in 33 states the majority of which are located primarily throughout the Eastern half of the United States. Dick’s was founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and, upon his father’s retirement in 1984, became President and Chief Executive Officer of the then two-store chain.

     We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive office was relocated to 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275 during the 2004 fiscal year, and our phone number is (724) 273-3400. Our website is located at www.dickssportinggoods.com. The information on our website does not constitute a part of this annual report. We include on our website free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.

     Dick’s, Dick’s Sporting Goods, DicksSportingGoods.com, Galyan’s Trading Company, Inc., Northeast Outfitters, PowerBolt, Fitness Gear, Ativa, Walter Hagen, DBX, Highland Games and Acuity are our primary trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder.

Acquisition of Galyan’s

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. Dick’s paid $351.6 million, net of cash acquired of $17.9 million, to fund and consummate the Galyan’s acquisition, including the repayment of $57.2 million of Galyan’s indebtedness. The Company obtained approximately $193 million of these funds from cash and cash equivalents, investments and the balance from borrowings under its revolving line of credit.

     The primary reasons for the acquisition of Galyan’s were:

•	The acquisition provided broader real estate coverage in our existing geographic footprint creating new in-fill opportunities as well as a quicker entry into key markets such as Chicago, Atlanta, Minneapolis, Dallas and Denver, capitalizing on Galyan’s premium quality real estate;

•	The acquisition improved our logistics capabilities, with the addition of a second full-service distribution center in Plainfield, IN to serve the western portion of the chain; and

•	The acquisition creates meaningful margin improvement opportunities due to lower merchandise costs as we order in larger volumes, intend to have fewer markdowns due to improved inventory control and create leverage of advertising and general and administrative expenditures.

     The Company anticipates closing 10 stores in conjunction with the conversion. Of these 10 stores, six are

Dick’s stores and four are former Galyan’s stores. Four of these stores closed in the fourth quarter of 2004, five are anticipated to close in the first quarter of 2005, and one is expected to close in the second quarter of 2005. As of January 29, 2005, we have converted the point of sale systems in the stores, re-signed the stores, converted the warehouse management system in the former Galyan’s distribution center, closed the corporate office and converted all activity onto Dick’s systems.

Business Strategy

     The key elements of our business strategy are:

     Authentic Sporting Goods Retailer. Our history and core foundation is as a retailer of authentic athletic equipment, apparel and footwear, which means we offer athletic merchandise that is high quality and intended to enhance our customers’ performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. We believe our customers seek genuine, deep product offerings, and ultimately this merchandising approach positions us with advantages in a market, which we believe will continue to benefit from new product offerings with enhanced technological features.

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

     Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) working in our stores, and as of January 29, 2005 employed 176 PGA professionals in our golf departments. We also had 173 bike mechanics to sell and service bicycles. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.

     Interactive “Store-Within-A-Store”. Our stores typically contain five stand-alone specialty stores. We seek to create a distinct look and feel for each specialty department to heighten the customer’s interest in the products offered. A typical store has the following in-store specialty shops: (i) the Pro Shop, a golf shop with a putting green and hitting area and video monitors featuring golf tournaments and instruction on the Golf Channel or other sources; (ii) the Footwear Center, featuring hardwood floors, a track for testing athletic shoes and a bank of video monitors playing sporting events; (iii) the Cycle Shop, designed to sell and service bikes, complete with a mechanics’ work area and equipment on the sales floor; (iv) the Sportsman’s Lodge for the hunting and fishing customer, designed to have the look of an authentic bait and tackle shop; and (v) Total Sports, a seasonal sports area displaying sports equipment and athletic apparel associated with specific seasonal sports, such as hockey and baseball. Our stores provide interactive opportunities by allowing customers to test golf clubs in an indoor driving range, shoot bows in our archery range, or run on our footwear track.

     Exclusive Brand Offerings. We offer our customers high-quality products at competitive prices marketed under exclusive brands. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast for sale under brands such as Ativa, Acuity, Walter Hagen, Northeast Outfitters, PowerBolt, Fitness Gear, Highland Games and DBX. Many of our products incorporate technical features such as GORE-TEX, a waterproof breathable fabric, and CoolMax, a fabric that wicks moisture away from the skin to the fabric where the moisture evaporates faster, that are typically available only through well-known brand names. Our private label products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell. Private label products have grown to 7.9% in fiscal 2004 from 7.1% in fiscal 2003 of net sales on a combined company basis. We expect to continue to grow our exclusive private label offerings.

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

     The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

	Fiscal Year
Merchandise Category	2004	2003	2002
Apparel	25%	23%	22%
Footwear	17%	18%	19%
Hardlines (1)	58%	59%	59%

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.

     Apparel: This category consists of sportswear, outwear and athletic apparel designed for a broad range of activities and performance levels as well as apparel designed and fabricated for specific sports, in men’s, women’s and children’s assortments. Basic sportswear includes T-shirts, shorts, sweats and warm-ups. Technical and performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, swimming, and licensed products.

     Footwear: The Footwear Center, featuring hardwood floors and a track for testing athletic shoes, offers a diverse selection of athletic shoes for running and walking, tennis, fitness and cross training, basketball, and hiking. In addition, we also carry specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Other important categories within the footwear department are boots, skates, socks and accessories.

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

     Outdoor Recreation. The Sportsman’s Lodge, designed to have the look of an authentic bait and tackle shop, caters to the outdoorsman and includes a diverse offering of equipment for hunting, fishing, camping, and water sports. Hunting products include rifles, shotguns, ammunition, hunting apparel, boots and optics including binoculars and scopes, knives and cutlery, archery equipment and accessories. Fishing gear such as rods, reels, tackle and accessories are offered along with camping equipment, including tents and sleeping bags. Equipment offerings for marine and water sports include navigational electronics, water skis, rafts, kayaks, canoes and accessories.

     Golf. The Pro Shop, a golf shop with a putting green and indoor driving range, includes a complete assortment of golf clubs and club sets, bags, balls, shoes, teaching aids and accessories. We carry a full range of products featuring major golf suppliers such as Taylor Made, Callaway, Titleist, Cleveland and Nike Golf as well as our exclusive brands, Walter Hagen and Acuity.

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

     Store Design. We design our stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. In 2002, we developed another prototype store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it. The following table summarizes store openings and closings for 2004:

	Year Ended
	January 29, 2005
	Dick’s	Galyan’s		Total
Beginning stores	163	43		206
New:
50,000 square foot prototype	20	—		20
75,000 square foot prototype	8	—		8
Galyan’s Stores	—	6	*	6	*

Total new stores	28	6	*	34	*
Closed	(3)	(3)		(6)

Ending stores	188	46		234

*	Year Ended January 29, 2005 includes 5 stores opened by Galyan’s prior to Dick’s acquisition.

     Of the 48 stores acquired in the Galyan’s acquisition, 41 of the stores total square footage exceeded 75,000. As a result of the acquisition, we closed three Galyan’s stores and one Dick’s in overlapping markets. Two of the Dick’s store closures were not related to the Galyan’s acquisition. One closed as its replacement was opened last year, and the second was closed due to performance. In most of our stores, approximately 85% of store space is used for selling and approximately 15% is used for backroom storage of merchandise, receiving area and office space.

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

     We typically staff our stores with a store manager, four sales managers, a front-end manager and approximately 52 full-time and part-time sales associates for a single level store and proportionately more associates for a two-level store depending on store volume and time of year. Effective for fiscal 2005, the operations of each store are supervised by one of 28 district managers, each of whom reports to one of two regional vice presidents. Each regional vice president is assisted by four regional directors of stores, who are located in the field, and all of these individuals report to the vice president of operations.

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

     We also string tennis rackets, sharpen ice skates, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows, sell hunting and fishing licenses and fill CO2 tanks for paintball.

     Site Selection and Store Locations. We select geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. We seek to locate our stores in primary retail centers with an emphasis on co-tenants including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Barnes & Noble, Best Buy or Staples.

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

Marketing and Advertising

     Our marketing program is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. The advertising strategy is focused on weekly newspaper advertising utilizing both multi-page, color inserts and standard run of press advertising, with emphasis on key shopping periods, such as the Christmas season, Father’s Day, and back-to-school, and on specific sales and promotional events, including our annual Golf-a-thon sale.

     We cluster stores in major markets to enable us to employ our advertising strategy on a cost-effective basis through the use of newspaper and local and national television and radio advertising. We advertise in major metropolitan newspapers as well as in regional newspapers circulated in areas surrounding our store locations. Our newspaper advertising typically consists of weekly promotional advertisements with four-color inserts. Our television advertising is generally concentrated during a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Vendor payments under cooperative advertising arrangements with us, as well as vendor participation in sponsoring sporting events and programs, have contributed to our advertising leverage.

     Our advertising is designed to create an “event” in the stores and to drive customer traffic with advertisements promoting a wide variety of merchandise values appropriate for the current holiday or event.

     We also sponsor tournaments and amateur competitive events in an effort to align ourselves with both the serious sports enthusiast and the community in general.

     Our “Scorecard” loyalty program provides reward certificates to customers based on purchases. After a customer registers, reward points build as a percentage of purchases. These rewards are systematically tracked, and once a customer reaches a minimum threshold purchase level of $300 within a program year, a merchandise credit is mailed to the customer’s home. This database is then used in conjunction with our direct marketing program. The direct marketing program consists of several direct mail pieces sent during holidays throughout the year. Additionally, several customer focused mailings are sent to members based on their past purchasing history.

Information Systems

     We implemented the JDA Merchandising System in the third quarter of 2004 that replaced our previous STS Merchandising system and a new data warehouse that interfaces with all Merchandising Systems. We also use an E-3 Replenishment and MMS Planning and Allocation retail software operating on a mid-range system, except for E-3 which runs on an AS400. We utilize ICL-Fujitsu, HP and Compaq point-of-sale hardware that incorporates scanning and price look-up features that are supported by the RSA point-of-sale software. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We believe that these systems enable us to increase margins by reducing inventory investment, strengthening in-stock positions, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise.

     We have a merchandise planning and allocation system that optimizes the distribution of most products to the stores through a combination of historical sales data and forecasted data at an individual store and item level. This minimizes markdowns taken on merchandise and improves sales on these products. Our store operations personnel in every location have online access to product signage, advertising information and e-mail through our wide area network.

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

     We purchase merchandise from nearly 1,400 vendors, and we have no long-term purchase commitments. During fiscal 2004, Nike, our largest vendor, represented approximately 11% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2004 merchandise purchases. We do not have long-term contracts with any of our vendors, and all of our purchases from vendors are done on a short-term purchase order basis.

     We expanded our distribution center in Smithton, Pennsylvania from 388,000 to 601,000 square feet in the fourth quarter of 2004 and also operate a 364,000 square foot distribution center in Plainfield, Indiana to which vendors directly ship merchandise, where it is processed as necessary, applying price tickets and hangers, before being shipped to the stores. We believe that our distribution system has the following advantages as compared to a direct delivery or drop shipping system utilized by some other retailers: reduced individual store inventory investment, more timely replenishment of store inventory needs, better use of store floor space, reduced transportation costs and easier vendor returns.

     We also have a 75,000 square foot return center in Conklin, New York. All damaged or defective merchandise being returned to vendors is consolidated for cost efficient return at this return center. Inventory arriving at our distribution center is allocated directly to our stores, to the distribution center for temporary storage, or to both locations.

     We have contracted with a dedicated fleet for the delivery of merchandise from our Smithton distribution center to our stores within a 300-mile radius of Smithton. We contract with common carriers to deliver merchandise from our Plainfield distribution center to our stores as well as any store outside of a 300-mile radius from Smithton.

Competition

     The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories of retailers:

•	Sporting goods stores (large format stores);

•	Traditional sporting goods retailers;

•	Specialty retailers;

•	Mass merchants; and

•	Catalogue and Internet retailers.

     Large Format Sporting Goods Stores. The large format stores generally range from 20,000 to 100,000 square feet and offer a broad selection of sporting goods merchandise. We believe that our strong performance with the large format store in recent years is due in part to our unique approach in blending the best attributes of a large format store with the best attributes of a specialty shop.

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

     Mass Merchants. These stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, freestanding sites or regional malls. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. We believe that this limited selection particularly with well-known brand names, combined with the reduced service levels typical of a mass merchandiser, limit their ability to meet the needs of sporting goods customers. However, Wal-Mart is by far the largest retailer of sporting goods as measured by sales.

     Catalogue and Internet-Based Retailers. We believe that the relationships that we have developed with our suppliers and customers through our retail stores provide us with a significant advantage over catalog-based and Internet-only retailers. These retailers sell a full line of sporting goods through the use of catalogues and/or the Internet.

Employees

     As of January 29, 2005, we had a total of approximately 7,500 full- time and approximately 9,400 part-time associates (less than 30 hours per week). Due to the seasonal nature of our business, total employment will fluctuate during the year, which typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

     Each of “Dick’s,” “Dick’s Sporting Goods,” “DicksSportingGoods.com,” “Walter Hagen,” “Northeast Outfitters,” “PowerBolt,” “Fitness Gear,” “Ativa,” “Acuity,” “Highland Games” and “DBX” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “Field & Stream” and “Quest” for specified product categories. The earliest that any of our key licenses for these private label products expires, including extensions, is 2007. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of private label products covered by the license. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”

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

Executive Officers of the Company

     The executive officers of the Company, and their prior business experience, are as follows:

     Edward W. Stack, 50, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Edward Stack has served us full time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

     William J. Colombo, 49, became our President and a board member in 2002 in addition to being Chief Operating Officer. From late in 1998 to 2000, Mr. Colombo served as President of dsports.com LLC, our Internet commerce subsidiary. Mr. Colombo served as Chief Operating Officer and an Executive Vice President from 1995 to 1998. Mr. Colombo joined us in 1988. From 1977 to 1988, he held various field and district positions with J.C. Penney Company, Inc. (a retailing company listed on the NYSE). He is also on the board of directors of Gibraltar

Industries (a leading processor, manufacturer and provider of high value-added, high margin steel products and services listed on Nasdaq).

     William R. Newlin, 64, joined us in October 2003 as our Executive Vice President and Chief Administrative Officer. Prior to that, he served as Chairman and CEO of Buchanan Ingersoll PC (law firm) for more than five years. Mr. Newlin also is the lead director (formerly the Chairman) of Kennametal Inc. (global manufacturer of cutting tools and systems listed on the NYSE). He also is on the board of directors of Arvin Meritor, Inc. (vehicle systems, modules and components listed on the NYSE).

     Michael F. Hines, 49, has been our Executive Vice President and Chief Financial Officer since 2001 and joined us in 1995 as the Chief Financial Officer. From 1990 to 1995, Mr. Hines was employed by Staples, Inc. (an office supply retailer), most recently as Vice President of Finance. Prior to that, Mr. Hines spent 12 years in public accounting, the last eight years with Deloitte and Touche LLP. He is also on the board of directors of Yankee Candle Company, Inc. (a manufacturer and retailer of premium scented candles listed on the NYSE).

     Gary M. Sterling, 52, has been our Senior Vice President of Merchandising since 2000. Mr. Sterling joined us in 1996 as Vice President, General Merchandise Manager-Hardlines. From 1986 to 1996 Mr. Sterling was employed by Venture Stores, Inc. (a chain of discount department stores and formerly a subsidiary of the May Department Store Company) most recently as Senior Vice President, General Merchandise Manager.

ITEM 2. PROPERTIES

     Our corporate headquarters were relocated during 2004 to 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, where we lease approximately 200,000 square feet of office space. The lease for this office space is for a term of 20 years through 2024.

     We currently lease a 601,000 square foot distribution center in Smithton, Pennsylvania and a 364,000 square foot distribution center in Plainfield, Indiana. The term of these leases expire in 2019 and 2020, respectively. We also lease a 75,000 square foot return center in Conklin, New York, which is utilized for freight consolidation and the handling of damaged and defective merchandise. The term of this lease expires in 2009.

     We lease all of our stores. Initial lease terms are generally for 10 to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls. We currently have substantially all of our leases signed for the stores planned to open in fiscal 2005, and seven signed leases for the stores planned to open in fiscal 2006.

     As of January 29, 2005 we operated 234 stores in 33 states. The following table sets forth the number of stores by state:

State
Alabama	3
Colorado	4
Connecticut	7
Delaware	2
Georgia	4
Illinois	12
Indiana	13
Iowa	1
Kansas	10
Kentucky	5
Maine	2
Maryland	8
Massachusets	4
Michigan	12
Minnesota	3
Missouri	1
Nebraska	2
Nevada	1
New Hampshire	1
New Jersey	10
New York	26
North Carolina	16
Ohio	28
Pennsylvania	25
Rhode Island	3
South Carolina	3
Tennessee	2
Texas	2
Utah	1
Vermont	1
Virginia	13
West Virginia	3
Wisconsin	6

Total	234

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 9, 2004, the Company commenced a solicitation of consents to an amendment to the Indenture under which the Company’s $255,085,000 aggregate principal amount at maturity Senior Convertible Notes due 2024 (the “Notes”) were issued (the “Indenture”). In connection with the expiration and successful completion of the consent solicitation, where $255,043,500 of the Notes consented to amend the Indenture, on December 22, 2004, the Company and Wachovia Bank, National Association (the “Trustee”) entered into the Supplemental Indenture (the “Supplemental Indenture”), dated as of December 22, 2004, among the Company and the Trustee, which is binding on all holders of the Notes. The Supplemental Indenture removed the restriction that prohibited the Company from paying cash upon the conversion of any Note if there had occurred and was continuing an Event of Default under the Indenture.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The shares of Dick’s Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange (“NYSE”), under the symbol “DKS”. The shares of the Company’s Class B common stock are neither listed nor traded on any stock exchange or other market. These shares of Class B common stock can be converted to common stock at the holder’s option and are automatically convertible upon other events. Our common stock began trading on October 16, 2002, following the Company’s initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sales prices per share of the Company’s common stock as reported by the NYSE. The closing prices below have been adjusted to reflect the two-for-one stock split in the form of a stock dividend distributed on April 5, 2004 to the Company’s stockholders of record as of March 19, 2004.

Fiscal Quarter Ended	High	Low
May 1, 2004	$30.78	$25.32
July 31, 2004	$34.30	$25.00
October 30, 2004	$36.84	$26.77
January 29, 2005	$38.05	$33.25

Fiscal Quarter Ended	High	Low
May 3, 2003	$15.10	$8.65
August 2, 2003	$19.88	$13.62
November 1, 2003	$23.85	$17.17
January 31, 2004	$26.50	$22.12

     The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 8, 2005 was 147 and 10, respectively.

     We currently intend to retain our earnings for the development of our business. We have never paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following selected consolidated financial data for fiscal years 2004, 2003, 2002, 2001 and 2000 presented below under the captions “Statement of Operations Data” and “Other Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2004, 2003, 2002, 2001 and 2000 presented below under the caption “Store Data” have been derived from internal records of our operations.

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

	Fiscal Year
	2004	2003	2002	2001	2000
	( Dollars in thousands, except per share and sales per square foot data)
Statement of Income Data (1):
Net sales	$2,109,399	$1,470,845	$1,272,584	$1,074,568	$893,396
Cost of goods sold (2)	1,522,873	1,062,820	934,956	810,801	684,384

Gross profit	586,526	408,025	337,628	263,767	209,012
Selling, general and administrative expenses	443,776	314,885	262,755	213,065	169,392
Pre-opening expenses	11,545	7,499	6,000	5,726	6,466
Merger integration and store closing costs	20,336	—	—	—	—

Income from operations	110,869	85,641	68,873	44,976	33,154
(Gain) on sale / loss on write-down of non-cash investment (3)(4)	(10,981)	(3,536)	2,447	—	—
Interest expense, net	8,009	1,831	2,864	6,241	6,963
Other income	(1,000)	—	—	—	—

Income from continuing operations before income taxes	114,841	87,346	63,562	38,735	26,191
Provision for income taxes	45,936	34,938	25,425	15,494	10,476

Income from continuing operations	68,905	52,408	38,137	23,241	15,715
Discontinued operations (5)	—	—	—	—	7,304

Net income	68,905	52,408	38,137	23,241	8,411
Accretion of mandatorily redeemable preferred stock (6)	—	—	—	—	(5,654)

Net income applicable to common stockholders	$68,905	$52,408	$38,137	$23,241	$2,757

Earnings Per Common Share Data (7):
Basic net income (loss) per common share:
Income from continuing operations	$1.44	$1.17	$1.08	$0.73	$0.83
Loss from accretion of redeemable preferred stock	—	—	—	—	(0.30)
Discontinued operations	—	—	—	—	(0.38)

Net income applicable to common stockholders	$1.44	$1.17	$1.08	$0.73	$0.15
Diluted net income (loss) per common share:
Diluted income from continuing operations	$1.30	$1.04	$0.93	$0.65	$0.42
Discontinued operations	—	—	—	—	(0.20)

Net income applicable to common stockholders	$1.30	$1.04	$0.93	$0.65	$0.22
Weighted average number of common shares outstanding (in thousands):
Basic	47,978	44,774	35,458	32,018	18,998
Diluted	52,921	50,280	40,958	35,736	37,004

Store Data:
Comparable store net sales increase (8)	2.6%	2.1%	5.1%	3.6%	3.0%
Number of stores at end of period	234	163	141	125	105
Total square feet at end of period	13,514,869	7,919,138	6,807,021	6,149,044	5,303,124
Net sales per square foot (9)(10)	$195	$193	$192	$186	$180

	Fiscal Year
	2004		2003		2002		2001		2000
	(Dollars in thousands, except per share and sales per square foot data)
Other Data:
Gross profit margin	27.8%		27.7%		26.5%		24.6%		23.4%
Selling, general and administrative percentage of net sales	21.0%		21.4%		20.7%		19.8%		19.0%
Operating margin	5.3%		5.8%		5.4%		4.2%		3.7%
Inventory turnover (11)	3.56	x	3.69	x	3.83	x	3.74	x	3.92	x
Depreciation and amortization	$37,621		$17,554		$14,420		$12,082		$9,425

Balance Sheet Data (1):
Inventories	$457,618		$254,360		$233,497		$201,585		$163,149
Working capital (12)	$128,388		$136,679		$55,102		$68,957		$51,239
Total assets	$1,085,048		$543,360		$413,529		$365,517		$299,218
Total debt including capital lease obligations	$258,004		$3,916		$3,577		$80,861		$73,647
Retained earnings (accumulated deficit)- including accretion of redeemable preferred stock (13)	$129,862		$60,957		$8,549		$(29,588)		$(52,829)
Total stockholders’ equity (14)	$313,667		$240,894		$138,823		$61,556		$37,423

(1)	The “Statement of Income Data” and “Balance Sheet Data” for fiscal years 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements.

(2)	Cost of goods sold includes the cost of merchandise, occupancy, freight and distribution costs, and shrink expense.

(3)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. We converted a royalty arrangement with that provider into an equity investment that resulted in this non-cash investment.

(4)	The loss on write-down of non-cash investment resulted from a write-down of the investment in our third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock.

(5)	Discontinued operations resulted from our former Internet commerce business.

(6)	Represents accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit.

(7)	Earnings per share data gives effect to the two-for-one stock split, in the form of a stock dividend which became effective on April 5, 2004.

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were closed or relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. The Galyan’s stores will not be included in the comparable store base until 13 months after the completion of the re-branding and re-merchandising effort expected to occur by the end of the second quarter of 2005.

(9)	Calculated using net sales of all stores open at both the beginning and the end of the period.

(10)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 15% of total store space.

(11)	Calculated as cost of goods sold divided by the average of the last five quarters’ ending inventories.

(12)	Defined as current assets less current liabilities.

(13)	Includes $63.9 million of accretion of the redeemable preferred stock to its redemption value through a charge to accumulated deficit. In 2000, we repurchased approximately 60% of the shares of common stock from the former preferred stockholders for cash and promissory notes. The notes were repaid in September 2001.

(14)	The mandatorily redeemable preferred stock was not classified within stockholders’ equity because of the redemption feature.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “PART I- Forward Looking Statements” and PART I-Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risks and Uncertainties”.

Overview

          The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Consolidated Statements of Income for the year ended January 29, 2005 reflect the results of Dick’s Sporting Goods on a stand-alone basis from February 1, 2004 to July 28, 2004 and the combined company from the acquisition date of July 29, 2004 to January 29, 2005. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis.

          As of January 29, 2005, the Company operated 234 stores in 33 states, the majority of which are located throughout the Eastern half of the United States. On February 10, 2004, the Company’s board of directors approved a two-for-one stock split of the Company’s common stock and Class B common stock in the form of a stock dividend. The split was affected by issuing our stockholders of record as of March 19, 2004 one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for periods prior to fiscal 2004 included herein have been restated to give effect to this stock split.

Executive Summary

          The Company reported net income for the year ended January 29, 2005 of $68.9 million or $1.30 per diluted share as compared to net income of $52.4 million and earnings per diluted share of $1.04 in 2003. The increase in earnings was attributable to an increase in sales as a result of a 2.6% increase in comparable store sales, new store sales and sales from the Galyan’s stores that were acquired on July 29, 2004, a decrease in selling, general and administrative expenses as a percentage of sales and gain on sale of investment partially offset by merger integration and store closing costs associated with the acquisition of Galyan’s of $12.2 million, after tax.

          Net sales increased 43%, or $638.6 million, to $2,109.4 million from $1,470.8 million in 2003. This increase resulted primarily from a comparable store sales increase of 2.6%, or $31.9 million, and $606.7 million from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base, and the acquired Galyan’s stores which will not be included in the comparable store base until 13 months after the completion of the re-branding and re-merchandising effort expected to occur by the end of the first half of 2005.

          Income from operations increased 30%, or $25.3 million, to $110.9 million from $85.6 million in 2003 due primarily to increased sales partially offset by $20.3 million of merger integration and store closing costs, an increase in selling, general and administrative costs and an increase in pre-opening expenses.

          As a percentage of net sales, gross profit increased to 27.8% in 2004 from 27.7% in 2003. The gross profit percentage increased primarily due to improved selling margins in the majority of the Company’s product categories partially offset by lower selling margins in the Galyan’s stores due to the liquidation of non-go-forward product, and higher Galyan’s occupancy costs as a percentage of sales.

          During the year, we leveraged selling, general and administrative expenses by 37 basis points. The decrease as a percentage of sales was due primarily to decreased advertising, decreased corporate payroll expense due to the synergies obtained from the acquisition of Galyan’s and last year containing higher information systems costs.

          The operations of Galyan’s are included from the July 29, 2004 acquisition date. As of January 29, 2005, we have converted the point-of-sale systems in the stores, re-signed the stores, converted the warehouse management system in the former Galyan’s distribution center and converted all activity onto Dick’s systems. We have also made progress on re-merchandising stores to place more of an emphasis on sporting goods. See “Outlook” below.

          We ended the year with $76.1 million of outstanding borrowings on our line of credit as compared to no borrowings at January 31, 2004. The increase was due to using the line to fund a portion of the acquisition of Galyan’s. Excess borrowing availability totaled $184.1 million as of January 29, 2005.

Results of Operations

          The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of the Company’s net sales:

	Fiscal Year
	2004 [1]	2003 [1]	2002 [1]
Net sales (1)	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs (2)	72.2	72.3	73.5

Gross profit	27.8	27.7	26.5
Selling, general and administrative expenses (3)	21.0	21.4	20.7
Pre-opening expenses (4)	0.5	0.5	0.5
Merger integration and store closing costs (5)	1.0	0.0	0.0

Income from operations	5.3	5.8	5.4
(Gain) on sale / loss on write-down of non-cash investment (6)	(0.5)	(0.2)	0.2
Interest expense, net (7)	0.4	0.1	0.2
Other income	0.0	0.0	0.0

Income before income taxes	5.4	5.9	5.0
Provision for income taxes	2.2	2.4	2.0

Net income	3.3%	3.6%	3.0%

/1	Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(5)	Merger integration and store closing costs all pertain to the Galyan’s acquisition and include the expense of closing Dick’s stores in overlapping markets, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs.

(6)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement partially offset by interest income from the Company’s investments in marketable securities and held-to-maturity investments.

Fiscal 2004 Compared to Fiscal 2003

Net Income

          Our net income increased by $16.5 million to $68.9 million from $52.4 million in 2003. This represented an increase in diluted earnings per share of $0.26 to $1.30 from $1.04. The increase was due primarily to higher sales, a decrease in selling, general and administrative expenses as a percentage of sales and gain on sale of investment partially offset by merger integration and store closing costs associated with the acquisition of Galyan’s.

Net Sales

          Net sales increased by $638.6 million, or 43%, to $2,109.4 million from $1,470.8 million in 2003. This increase resulted primarily from a comparable store sales increase of 2.6%, or $31.9 million and $606.7 million from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base, and the acquired Galyan’s stores which will not be included in the comparable store base until 13 months after the completion of the re-branding and re-merchandising effort expected to occur by the end of the first half of 2005.

          The increase in comparable store sales is mostly attributable to sales increases in men’s, women’s and kid’s apparel, men’s, women’s and kid’s footwear, golf, licensed product and bikes, partly offset by lower sales of boots, in-line skates and hunting.

          Private Label Sales

          For the year ended January 29, 2005, private label product sales (excluding Galyan’s private label brands), represented 7.9% of sales, an increase from last year’s 7.1% of proforma sales. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.

          Store Count

          During 2004, we opened 29 stores, relocated three stores, acquired 48 Galyan’s stores, closed three Dick’s stores and closed three Galyan’s stores, resulting in an ending store count of 234 stores in 33 states. Two of the Dick’s store closures were not related to the Galyan’s acquisition. One was closed as its replacement was opened in 2003, and the second was closed due to poor performance.

Income from Operations

          Income from operations increased 30%, or $25.3 million to $110.9 million from $85.6 million in 2003 due primarily to increased sales partially offset by $20.3 million of merger integration and store closing costs, an increase in selling, general and administrative costs and an increase in pre-opening expenses.

          Gross Profit

          Gross profit increased by $178.5 million, or 44%, to $586.5 million from $408.0 million in 2003. As a percentage of net sales, gross profit increased to 27.8% in 2004 from 27.7% in 2003. The gross profit percentage increased primarily due to improved selling margins in the majority of the Company’s product categories, a larger portion of cooperative advertising funds classified as a reduction of cost of goods sold as opposed to a reduction of advertising expense (20 basis points), partially offset by lower selling margins in the Galyan’s stores due to the liquidation of non-go-forward product, and higher occupancy costs as a percentage of sales (52 basis points).

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by $128.9 million to $443.8 million from $314.9 million in 2003 due primarily to an increase in store count and continued investment in corporate and store infrastructure.

          As a percentage of net sales, selling, general and administrative expenses decreased from 21.4% in 2003 to 21.0% in 2004. The decrease as a percentage of sales was due primarily to decreased advertising expense (27 basis points), decreased corporate payroll expense due to the synergies obtained from the acquisition of Galyan’s (13 basis points) and last year containing higher information systems costs (14 basis points). These decreases were partially offset by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold as discussed above (20 basis points).

          Merger Integration and Store Closing Costs

          Merger integration and store closing costs associated with the purchase of Galyan’s were $20.3 million or 1.0% of sales in 2004. These costs consisted primarily of $7.9 million of expenses related to the Dick’s stores that are closing; $5.2 million of duplicative administrative costs; $1.9 million of costs incurred during the four-day closing of all Galyan’s stores; and $5.3 million of other costs comprised primarily of system conversion costs, advertising and relocation costs.

          Pre-opening Expenses

          Pre-opening expenses increased by $4.0 million to $11.5 million from $7.5 million in 2003. Pre-opening expenses were for the opening of 29 new stores and relocation of three stores in 2004 compared to the opening of 22 new stores and relocation of one store in 2003.

Gain on Sale of Investment

          Gain on sale of investment was $11.0 million in 2004 as compared to $3.5 million in 2003. The gain resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.

Interest Expense, Net

          Interest expense, net, increased by $6.2 million to $8.0 million from $1.8 million in 2003 due primarily to interest expense on our amended credit facility associated with the Galyan’s acquisition and senior convertible notes offset by interest income of $1.2 million from our investments in marketable securities and held-to-maturity investments which were sold in 2004.

Other Income

          Other income in 2004 included a $1.0 million break-up fee related to our unsuccessful effort to acquire the assets of a bankrupt retailer.

Fiscal 2003 Compared to Fiscal 2002

Net Income

          Our net income increased by $14.3 million, or 37.5%, to $52.4 million from $38.1 million in 2002. This represented an increase in diluted earnings per share of $0.11, or 12%, to $1.04 from $0.93 in 2002.

Net Sales

          Net sales increased by $198.2 million, or 16%, to $1,470.8 million from $1,272.6 million in 2002. This increase resulted from a comparable store sales increase of $24.2 million, or 2.1%, and $174.0 million in new store sales, which reflected the opening of 22 new stores and relocation of one store in 2003 compared to the opening of 16 new stores and relocation of three stores in 2002.

          The increase in comparable store sales is mostly attributable to sales increases in the majority of the Company’s merchandise categories, with team sports, women’s apparel, water sports, paintball and licensed apparel recording the largest increases. These increases were partly offset by lower sales of in-line skates, hunting equipment and fishing tackle.

Income from Operations

          Income from operations increased by $16.7 million, or 24.2%, to $85.6 million from $68.9 million in 2002. The increase in income from operations is primarily a result of increased gross profit partially offset by an increase in selling, general and administrative expenses and pre-opening expenses.

          Gross Profit

          Gross profit increased by $70.4 million, or 20.9%, to $408.0 million from $337.6 million in 2002. As a percentage of net sales, gross profit increased to 27.7% from 26.5% in 2002. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories, including private label products that provide us with higher gross margins than comparable products we sell. The gross profit percentage was also favorably impacted by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in 2003 as compared to 2002. In addition, the gross profit percentage improved due to improved productivity at the Company’s distribution center.

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

Liquidity and Capital Resources

          Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity in 2004 have been our cash flows from operations; borrowings under the senior secured revolving credit facility; net proceeds from the issuance of the convertible notes; and proceeds from sale-leaseback transactions.

          The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
Net cash provided by operating activities	$107,841	$99,214	$65,685
Net cash used in investing activities	(414,772)	(46,109)	(27,131)
Net cash provided by (used in) financing activities	232,143	29,449	(36,410)

Net (decrease) increase in cash and cash equivalents	$(74,788)	$82,554	$2,144

Operating Activities

          Cash provided by operating activities increased by $8.6 million in 2004 to $107.8 million, reflecting higher net income of $16.5 million and an increase in adjustments to net income of $8.6 million, partially offset by a decrease in the change in assets and liabilities of $16.5 million.

          Adjustments to Net Income

          Depreciation expense increased $20.1 million in 2004 due primarily to including Galyan’s operations from the acquisition date of July 29, 2004 to January 29, 2005.

          Tax benefit from the exercise of stock options decreased by $14.0 million. As options granted under the Company’s stock plans are exercised, the Company will continue to receive a tax deduction; however, the amounts and the timing cannot be predicted.

          Changes in Assets and Liabilities

          The primary factors contributing to the decrease in the change in assets and liabilities were the change in inventory along with a decrease in the change in accrued expenses, partially offset by a change in deferred revenue and other liabilities primarily due to an increase in construction allowances along with the change in accounts payable and income taxes payable.

          The increase in the change in inventory was primarily due to an increase in in-transit inventory compared to last year. The decrease in the change in accrued expenses was primarily related to a decrease in Galyan’s accrued expenses from the acquisition date to the end of the year partially offset by an increase in accrued property and equipment. The change in accounts payable was primarily due to an increase in the change in in-transit inventory. The change in income taxes payable was primarily related to the decrease in the tax benefit from the exercise of stock options and changes in deferred taxes.

          The cash flows from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2005 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.

Investing Activities

          Cash used in investing activities increased by $368.7 million in 2004 to $414.8 million due primarily to the payment for the purchase of Galyan’s of $351.6 million, net of $17.9 million cash acquired. Net capital expenditures increased $16.9 million as proceeds from sale-leaseback transactions increased $21.0 million while capital expenditures increased $37.9 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	Fiscal Year Ended
	January 29,	January 31,
	2005	2004
New, relocated and remodeled stores	$72,542	$43,753
Future stores	1,402	6,922
Existing stores	5,719	6,642
Information systems	12,400	8,860
Administration and distribution	12,881	887

	$104,944	$67,064

          During 2004, we opened 29 stores, relocated three stores, acquired 48 Galyan’s stores, closed three Dick’s stores and closed three Galyan’s stores, resulting in an ending store count of 234 stores in 33 states. Two of the Dick’s store closures were not related to the Galyan’s acquisition. One was closed as its replacement was opened in 2003, and the second was closed due to poor performance.

          Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. During 2004, we completed four building sale-leaseback transactions that generated proceeds of $21.7 million, of which $15.2 million of the capital expenditures were incurred in 2003. The increase in new, relocated and remodeled stores is primarily due to an increase in construction allowances and conversion of the Galyan’s stores to Dick’s stores. The increase in information systems capital expenditures is primarily related to the implementation of the new merchandising system. The increase in administration and distribution capital expenditures is primarily related to the new corporate headquarters that opened during June of 2004 and the conversion of the Plainfield distribution center.

          The Company also generated $12.0 million in proceeds from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider during 2004 as compared to $4.2 million in proceeds during 2003.

          In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings during the construction period, for accounting purposes only. Accordingly, the Company has recognized a non-cash asset and related non-cash obligation of $15.2 million and $10.9 million as of January 29, 2005 and January 31, 2004, respectively. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

Financing Activities

          Cash provided by financing activities increased by $202.7 million to $232.1 million primarily reflecting the net proceeds from the senior convertible notes and the increase in the change in the balance under the Revolving Credit Agreement. Financing activities consisted primarily of the borrowings to finance the purchase of Galyan’s, the issuance of the senior convertible notes, borrowings and repayments under the Credit Agreement and proceeds received of $8.3 million and $15.9 million from the exercise of employee stock options and purchases of common stock under the employee stock purchase plan in 2004 and 2003, respectively.

          On February 18, 2004, the Company completed a private offering of $172.5 million issue price of convertible notes due 2024 in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds to the Company of $145.6 million are after the net cost of a convertible bond hedge and a separate warrant transaction as well as $6.2 million of transaction costs associated with the offering. The bond hedge and warrant transactions effectively increase the conversion price associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential economic dilutive effect to shareholders upon conversion.

          On July 29, 2004, Dick’s Sporting Goods paid $351.6 million, net of cash acquired of $17.9 million, to fund and consummate the Galyan’s tender offer and the acquisition, including the repayment of $57.2 million of

Galyan’s indebtedness. The Company obtained approximately $193 million of these funds from cash and cash equivalents and investments and the balance from the borrowings under its Credit Agreement.

          The Company’s liquidity and capital needs have generally been met by cash from operating activities, the proceeds from the convertible notes and borrowings under the Credit Agreement. On July 28, 2004, the Company amended its Credit Agreement, among other matters, increasing it from $180 million to $350 million, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate or (ii) the LIBOR rate plus 1.25% to 1.75% based on the level of total borrowings during the prior three months. The Credit Agreement’s term was extended to May 30, 2008. The Company has used the senior secured revolving credit facility to meet seasonal working capital requirements and to support the Company’s growth.

          Borrowings under the Credit Agreement were $76.1 million as of January 29, 2005. There were no outstanding borrowings under the Credit Agreement as of January 31, 2004. Total remaining borrowing capacity, after subtracting letters of credit as of January 29, 2005 and January 31, 2004 was $184.1 million and $154.3 million, respectively.

          The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of January 29, 2005, the Company was in compliance with the terms of the Credit Agreement.

          Cash requirements in 2005, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open at least 25 new stores during 2005. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures in 2005 to be approximately $75 million.

          The Company believes that cash flows generated from operations and funds available under our credit facility will be sufficient to satisfy our capital requirements through fiscal 2005. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Off-Balance Sheet Arrangements

          The Company’s only off-balance sheet contractual obligations and commercial commitments as of January 29, 2005 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

Contractual Obligations and Other Commercial Commitments

          The following table summarizes the Company’s material contractual obligations, including both on- and off-balance sheet arrangements in effect at January 29, 2005, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Senior convertible notes	$172,500	$—	$—	$—	$172,500
Revolving credit borrowings	76,094	—	—	76,094	—
Capital lease obligations	8,427	445	279	330	7,373
Other long-term debt	983	190	130	97	566
Operating lease obligations	2,497,899	185,831	383,099	373,708	1,555,261

Total contractual obligations	$2,755,903	$186,466	$383,508	$450,229	$1,735,700

          The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements, in effect at January 29, 2005:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$4,912	$4,912
Standby letters of credit	12,170	12,170

Total other commercial commitments	$17,082	$17,082

          The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

OUTLOOK

          Galyan’s Conversion

          Due to the Galyan’s acquisition, additional risk and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. These risks include those associated with combining businesses and achieving expected savings and synergies (including annualized cost savings and merchandise buying improvements) and/or with assimilating acquired companies and the fact that merger integration and store closing costs related to the Galyan’s acquisition are difficult to predict with a level of certainty and may be greater than expected. Additionally, there are various risks and uncertainties attributable to Galyan’s, many of which cannot be predicted, which could have a material affect on our business or operations.

          Since the first part of February 2005, we have completed the systems conversion and all of our stores are now on the same systems. From merchandising to allocations to the point of sale to warehouse management, we have eliminated duplicate systems and are now operating on a common platform. We have re-signed all of the Galyan’s stores as Dick’s stores in order to leverage the advertising spending in the markets where both Dick’s and Galyan’s operate stores, and we have also reset the interior of the former Galyan’s stores to optimize the space for the Dick’s merchandise assortment. The reassortment initiative is well under way and is being done in conjunction with the arrival of spring 2005 receipts. As of the end of February 2005, all administrative functions and processes were run solely out of the Dick’s corporate headquarters as the former Galyan’s headquarters building has been closed.

          Overall, our plan is on track to complete the conversion by the end of the second quarter of fiscal 2005. We will continue to modify the interior of the stores and effect changes to the merchandise assortment. When this initiative is complete, we expect to be operating these stores not only under the Dick’s name, but also with the same merchandise assortments, financial discipline and customer service expectations as we have for the rest of our stores.

          The Company anticipates closing ten stores in conjunction with the conversion, six Dick’s stores and four Galyan’s stores, the Galyan’s clearance center and the Galyan’s corporate headquarters. The Company also expects total merger integration and store closing costs of approximately $70 million pre-tax, of which $20 million was incurred in fiscal 2004. The Company estimates future merger costs of $39 million in fiscal 2005 with the balance in fiscal 2006 and beyond, which relates to future lease payments on closed stores. Merger integration and store closing costs primarily include the expense of closing Dick’s stores, advertising the re-branding of Galyan’s stores, duplicative costs, recruiting and system conversion costs.

          Newly Issued Accounting Standards

          As discussed in the notes to the consolidated financial statements, we do not recognize any expense for stock option grants or for our employee stock purchase plan. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, which requires expense recognition as compensation costs in our Consolidated Statements of Income for stock option grants and certain employee stock purchase plans beginning in the third quarter of our fiscal 2005. The Company is currently analyzing the impact of expensing stock options, which is based on a number of factors, including the Company’s stock price, and will not be determined until the end of the second quarter of fiscal 2005. Based on current information however, the Company estimates the expense related to stock options and the employee stock purchase plan in the second half of the year to be approximately $0.12 — $0.14 per share.

          At its meeting on July 1, 2004 the Emerging Issues Task Force (“EITF”) reached a tentative consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive EPS regardless of whether the triggering contingency has been satisfied. This tentative consensus, EITF Issue 04-8 (“Issue 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” would be applied on a retroactive basis and would require restatement of prior period diluted EPS by those affected companies. At its September 2004 meeting, the EITF affirmed its tentative consensus as it relates to market price contingencies.

          As described in Part II, Item 4. “Submission of Matters to a Vote of Security Holders”, the Indenture prohibited the Company from paying cash upon a conversion of the Notes if an event of default (as defined in the Indenture) had occurred and was continuing at that time. The Company sought the consent of the holders of the Notes to amend the Indenture to eliminate that prohibition. This default provision, as it existed, would have caused the Company to include all shares of its common stock which are potentially issuable upon a conversion of the Notes in its computation of diluted earnings per share despite the Company’s obligations and intention to settle amounts due in cash. The Company successfully completed its consent solicitation on December 23, 2004 and the Supplemental Indenture removed the restriction that prohibited the Company from paying cash upon the conversion of any Note if there had occurred and was continuing an Event of Default under the Indenture. As a result of the Supplemental Indenture, the Company is still permitted to exclude shares of its common stock which are potentially issuable upon a conversion of the Notes in its computation of diluted earnings per share.

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

          Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. The Company performs physical inventories at the stores and distribution centers throughout the year. The reserve for shrink represents an estimate for shrink for each of the Company’s locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

Vendor Allowances

          Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis at the end of the year, the Company confirms earned allowances with vendors to ensure the amounts are recorded in accordance with the terms of the contract.

Goodwill, Intangible Assets and Impairment of Long-Lived Assets

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

Business Combinations

          Our acquisition of Galyan’s is accounted for under the purchase method of accounting. The assets and liabilities of Galyan’s are adjusted to their fair values and the excess of the purchase price over the net assets acquired is recorded as goodwill. The purchase price allocation as of January 29, 2005 is preliminary. The determination of fair values involves the use of estimates and assumptions, which may differ from actual results in the future. While we believe the factors considered and the independent appraisal performed will provide a reasonable basis for determining fair value, we cannot guarantee that the estimates and assumptions used will prevent adjustments to those estimates in future periods.

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

–	large format sporting goods stores;

–	traditional sporting goods stores and chains;

–	specialty sporting goods shops and pro shops;

–	mass merchandisers, warehouse clubs, discount stores and department stores; and

–	catalog and Internet-based retailers.

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

     Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase the number of our retail stores will depend in part on the availability of existing retail stores or store sites. We cannot assure you that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

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

     We purchase merchandise from nearly 1,400 vendors. In fiscal 2004, purchases from Nike represented approximately 11% of our merchandise purchases. Although in fiscal 2004, purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

     Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

     Countries from which our vendors obtain these new products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. The United States Congress periodically considers other restrictions on the importation of products obtained by our vendors and us. The cost of such products may increase for us if applicable duties are raised, or import quotas with respect to such products are imposed or made more restrictive.

Problems with our new information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

     We implemented a new information system including a suite of applications that includes JDA Merchandising and Arthur Allocation. The phased implementation began during the third fiscal quarter of 2003 and was completed during fiscal 2004. This new system, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Although we believe that we have taken and will continue to take prudent measures in planning, testing and transitioning to the new system, any material disruption, malfunctions or other similar problems in or with the new system could negatively impact our financial results and materially adversely affect our business operations.

We rely on two distribution centers along with a smaller return facility, and if there is a natural disaster or other serious disruption at one of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.

     We expanded our distribution center in Smithton, Pennsylvania from 388,000 to 601,000 square feet in the fourth quarter of 2004, and operate a 364,000 square foot distribution center in Plainfield, Indiana. We also operate a 75,000 square foot return center in Conklin, New York. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. Our growth could cause us to seek alternative facilities. Such expansion of the current facility or alternatives could affect us in ways we cannot predict.

Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.

     Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 37% of our net sales and approximately 61% of our net income for fiscal 2004. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

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

     Many of our stores are located primarily in the eastern half of the United States. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability could suffer.

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

       Among the chief uncertainties facing our nation and world, and as a result our business is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of this. Clearly, events or series of events in the Middle East or elsewhere could have a very serious adverse impact on our business.

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

     We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of January 29, 2005, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled approximately 80.1% of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack and his relatives may also acquire additional shares of common stock upon the exercise of stock options. They will also have the power to prevent or cause a change in control. The interests of Mr. Stack and his relatives may differ from the interests of the other stockholders and they may take actions with which you disagree.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          The Company’s net exposure to interest rate risk will consist primarily of borrowings under the senior secured revolving credit facility. The Company’s senior secured revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. Outstanding borrowings under the Credit Agreement were $76.1 million as of January 29, 2005. There were no borrowings outstanding under the senior secured revolving credit facility as of January 31, 2004. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the senior secured revolving credit facility would be approximately $0.6 million based upon fiscal 2004 average borrowings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required to be filed hereunder are set forth on pages 41 through 65 of this report.

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

          (a) Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.

          The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Galyan’s, a material business acquired on July 29, 2004 representing approximately 24% of total assets at January 29, 2005.

          (b) Attestation Report of the Registered Public Accounting Firm

          Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included on pages 42 and 43 of this report which is incorporated by reference in this Item 9A.

          (c) Changes in Internal Control Over Financial Reporting

          There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item other than the following information concerning the Company’s code of ethics is incorporated by reference to the information under the captions “Election of Directors- Directors Standing for Election”, “ Election of Directors – Other Directors Not Standing for Election at this Meeting”,“Election of Directors- What Committees Has the Board Established”, “Election of Directors- Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2005 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation- Report of the Compensation Committee”, “Executive Compensation- Severance and Other Arrangements”, “Executive Compensation- Summary Executive Compensation Table”, “Executive

Compensation- Option Grants in Fiscal 2004”, “Executive Compensation- Option Exercises and Values for Fiscal 2004”, “Comparison of Cumulative Total Returns”, “Compensation Committee Interlocks and Insider Participation”, and “Election of Directors- How are Directors Compensated” in the Company’s 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2005 Proxy Statement. The following table summarizes information, as of January 29, 2005, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	12,104,410	(2)	$12.47	10,461,681	(2)
Equity compensation plans not approved by security holders	—			—

Total	12,104,410			10,461,681

(1)	Includes the 1992 Stock Option Plan, 2002 Stock Plan and Employee Stock Purchase Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan no options have been granted that are exerciseable for Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants “ in the Company’s 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 41 of this report.

(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 71 of this report.

(3) Exhibits. Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended:

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, by and among the Registrant, Diamondback Acquisition, Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 29, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner Smith Incoporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to

Exhibit
Number	Description	Method of Filing
the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.15	Shareholder Tender Agreement, dated as of June 21, 2004, by and among the Registrant, Diamondbacks Acquisition Inc. and certain shareholders of Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

Exhibit
Number	Description	Method of Filing
10.16	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004.

10.17	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005.

10.18	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.19	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.20	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.21	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2004.

21	Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31, 2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(c)	The response to this portion of Item 15 is submitted as a separate section to this report.

(d)	The response to this portion of Item 15 is submitted as a separate section to this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.

We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dicks Sporting Goods, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Galyan’s Trading Company, which was acquired on July 29, 2004 representing approximately 24% of total assets at January 29, 2005. Accordingly, our audit did not include the internal control over financial reporting at Galyan’s Trading Company. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 29, 2005 of the Company and our reports dated March 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2005

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
Net sales	$2,109,399	$1,470,845	$1,272,584
Cost of goods sold, including occupancy and distribution costs	1,522,873	1,062,820	934,956

GROSS PROFIT	586,526	408,025	337,628
Selling, general and administrative expenses	443,776	314,885	262,755
Pre-opening expenses	11,545	7,499	6,000
Merger integration and store closing costs	20,336	—	—

INCOME FROM OPERATIONS	110,869	85,641	68,873
(Gain) on sale / loss on write-down of non-cash investment	(10,981)	(3,536)	2,447
Interest expense, net	8,009	1,831	2,864
Other income	(1,000)	—	—

INCOME BEFORE INCOME TAXES	114,841	87,346	63,562
Provision for income taxes	45,936	34,938	25,425

NET INCOME	$68,905	$52,408	$38,137

EARNINGS PER COMMON SHARE:
Basic	$1.44	$1.17	$1.08
Diluted	$1.30	$1.04	$0.93

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,978	44,774	35,458
Diluted	52,921	50,280	40,958

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	January 29,	January 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,886	$93,674
Accounts receivable, net	30,611	10,185
Income tax receivable	7,202	232
Inventories, net	457,618	254,360
Prepaid expenses and other current assets	8,772	5,222
Deferred income taxes	7,966	1,021

Total current assets	531,055	364,694
PROPERTY AND EQUIPMENT, NET	349,098	144,402
CONSTRUCTION IN PROGRESS - LEASED FACILITIES	15,233	10,927
GOODWILL	157,245	—
OTHER ASSETS:
Deferred income taxes	871	6,099
Investments	3,388	7,054
Other	28,158	10,184

Total other assets	32,417	23,337

TOTAL ASSETS	$1,085,048	$543,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$211,685	$118,383
Accrued expenses	141,465	72,090
Deferred revenue and other liabilities	48,882	37,037
Current portion of other long-term debt and capital leases	635	505

Total current liabilities	402,667	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	76,094	—
Other long-term debt and capital leases	8,775	3,411
Non-cash obligations for construction in progress - leased facilities	15,233	10,927
Deferred revenue and other liabilities	96,112	60,113

Total long-term liabilities	368,714	74,451

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value, $.01 per share, authorized shares 200,000,000; issued and outstanding shares 34,790,358 and 33,052,882, at January 29, 2005 and January 31, 2004, respectively	348	331
Class B common stock, par value, $.01 per share, authorized shares 40,000,000; issued and outstanding shares 14,039,529 and 14,107,644, at January 29, 2005 and January 31, 2004, respectively	140	141
Additional paid-in capital	181,321	175,748
Retained earnings	129,862	60,957
Accumulated other comprehensive income	1,996	3,717

Total stockholders’ equity	313,667	240,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,085,048	$543,360

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
NET INCOME	$68,905	$52,408	$38,137
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities available-for-sale, net of tax	5,417	6,016	(892)
Reclassification adjustment for losses realized in net income due to the write-down of the non-cash investment to its fair value, net of tax	—	—	892
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	(7,138)	(2,299)	—

COMPREHENSIVE INCOME	$67,184	$56,125	$38,137

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						(Accumulated	Note	Accumulated
			Class B		Additional	Deficit)	Receivable	Other
	Common Stock		Common Stock		Paid-In	Retained	for Common	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Stock	Income	Total
BALANCE, February 2, 2002	33,653,830	$336	—	$—	$96,112	$(29,588)	$(6,196)	$892	$61,556
Exchange of common stock for Class B common stock	(15,362,016)	(154)	15,362,016	154	—	—	—	—	—
Sale of common stock in initial public offering, net of transaction costs	5,544,000	55	—	—	27,881	—	—	—	27,936
Sale of common stock under stock plans	866,988	9	—	—	4,412	—	—	—	4,421
Exercise of warrants	38,004	1	—	—	18	—	—	—	19
Exercise of stock options, including tax benefit of $662	393,242	4	—	—	1,446	—	—	—	1,450
Net income	—	—	—	—	—	38,137	—	—	38,137
Repayment of note receivable	—	—	—	—	—	—	6,196	—	6,196
Unrealized loss on securities available-for-sale, net of taxes of $480	—	—	—	—	—	—	—	(892)	(892)

BALANCE, February 1, 2003	25,134,048	251	15,362,016	154	129,869	8,549	—	—	138,823
Exchange of Class B common stock for common stock	1,254,372	13	(1,254,372)	(13)	—	—	—	—	—
Sale of common stock under stock plans	238,906	2	—	—	2,471	—	—	—	2,473
Exercise of stock options, including tax benefit of $29,861	6,425,556	65	—	—	43,225	—	—	—	43,290
Transaction costs related to initial public offering	—	—	—	—	183	—	—	—	183
Net income	—	—	—	—	—	52,408	—	—	52,408
Unrealized gain on securities available-for-sale, net of taxes of $2,001	—	—	—	—	—	—	—	3,717	3,717

BALANCE, January 31, 2004	33,052,882	331	14,107,644	141	175,748	60,957	—	3,717	240,894
Exchange of Class B common stock for common stock	68,115	1	(68,115)	(1)	—	—	—	—	—
Sale of common stock under stock plans	137,240	1	—	—	3,232	—	—	—	3,233
Exercise of stock options, including tax benefit of $15,868	1,532,121	15	—	—	20,870	—	—	—	20,885
Purchase of bond hedge net of sale of warrant, including tax benefit of $2,171	—	—	—	—	(18,529)	—	—	—	(18,529)
Net income	—	—	—	—	—	68,905	—	—	68,905
Unrealized gain on securities available-for-sale, net of taxes of $2,917	—	—	—	—	—	—	—	5,417	5,417
Reclassification adjustment for gains realized in net income due to the sale of securities available-for- sale, net of taxes of $3,843	—	—	—	—	—	—	—	(7,138)	(7,138)

BALANCE, January 29, 2005	34,790,358	$348	14,039,529	$140	$181,321	$129,862	$—	$1,996	$313,667

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,905	$52,408	$38,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,621	17,554	14,420
Deferred income taxes	18,124	8,201	(5,103)
Tax benefit from exercise of stock options	15,868	29,861	662
Tax benefit from convertible bond hedge	2,171	—	—
Gain on sale of non-cash investment	(10,981)	(3,536)	—
Other non-cash items	—	2,067	2,447
Changes in assets and liabilities:
Accounts receivable	(3,470)	3,904	(1,984)
Inventories	(44,813)	(20,863)	(31,912)
Prepaid expenses and other assets	(2,177)	1,549	(8,218)
Accounts payable	(4,260)	(19,850)	28,122
Accrued expenses	(4,707)	12,842	12,236
Income taxes payable	—	(12,763)	7,033
Deferred revenue and other liabilities	35,560	27,840	9,845

Net cash provided by operating activities	107,841	99,214	65,685

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(104,944)	(67,064)	(33,548)
Proceeds from sale-leaseback transactions	35,687	14,726	6,417
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	(351,554)	—	—
Purchase of held-to-maturity securities	(57,942)	—	—
Proceeds from sale of held-to-maturity securities	57,942	—	—
(Increase) decrease in recoverable costs from developed properties	(5,962)	2,079	—
Proceeds from sale of non-cash investment	12,001	4,150	—

Net cash used in investing activities	(414,772)	(46,109)	(27,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—	—
Revolving credit borrowings (payments), net	76,094	—	(77,073)
(Payments) borrowings on long-term debt and capital leases	(537)	339	(211)
Payment for purchase of bond hedge	(33,120)	—	—
Proceeds from issuance of warrant	12,420	—	—
Transaction costs for convertible notes	(6,239)	—	—
Proceeds from sale of common stock in initial public offering	—	—	30,936
Proceeds from sale of common stock under employee stock purchase plan	3,233	2,473	4,421
Proceeds from exercise of stock options	5,017	13,429	807
Repayment of note receivable for common stock	—	—	6,196
Increase in bank overdraft	2,775	13,025	1,514
Transaction costs related to initial public offering	—	183	(3,000)

Net cash provided by (used in) financing activities	232,143	29,449	(36,410)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,788)	82,554	2,144
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,674	11,120	8,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,886	$93,674	$11,120

Supplemental non-cash investing and financing activities:
Construction in progress - leased facilities	$4,306	$9,594	$(7,476)
Accrued property and equipment	$13,855	$—	$—

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED 2004, 2003 AND 2002

1. Summary of Significant Accounting Policies

     Operations —Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 234 stores, the majority of which are located throughout the Eastern half of the United States. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Consolidated Statements of Income for the year ended January 29, 2005 reflect the results of Dick’s Sporting Goods on a stand-alone basis from February 1, 2004 to July 28, 2004 and the combined company from the acquisition date of July 29, 2004 to January 29, 2005. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis.

     Fiscal Year —The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004 and February 1, 2003.

     Principles of Consolidation —The consolidated financial statements include Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Interest income was $1.2 million, $0.1 million and $0.3 million for fiscal 2004, 2003 and 2002, respectively.

     Cash Management —The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 29, 2005 and January 31, 2004 include $60.6 million and $42.3 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

     Accounts Receivable —Accounts receivable consists principally of amounts receivable from vendors. The allowance for doubtful accounts totaled $4.8 million and $1.1 million, as of January 29, 2005 and January 31, 2004, respectively.

     Inventories —Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, sales returns, reserve for discontinued Galyan’s merchandise, other valuations and vendor allowances totaling $37.7 million and $18.5 million at January 29, 2005 and January 31, 2004, respectively.

     Property and Equipment —Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years

     For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

     Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     Goodwill and Intangible Assets - In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of Galyan’s are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. No impairment of goodwill or intangible assets was recorded as of January 29, 2005.

     Investments —Investments consist of shares of restricted and unrestricted, unregistered common stock. Common stock for which restrictions lapse within one year is classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and is carried at fair value within other assets. Fair value at the acquisition date was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock, less a discount resulting from the stock not yet being vested and the unregistered character of the stock once it does vest, which occurs quarterly over a four-year period. This discount was based on an independent appraisal obtained by the Company. Unrealized holding gains and losses on stock for which restrictions lapse within one year are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 12).

     Deferred Revenue and Other Liabilities - Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances and capitalized rent during construction, amounts deferred relating to the investment in GSI (see Note 12) and advance payments under the terms of building sale-leaseback agreements. Deferred liabilities related to construction allowances and capitalized rent, net of related amortization, at January 29, 2005 and January 31, 2004 was $69.0 million and $46.9 million, respectively. Deferred revenue related to gift cards at January 29, 2005 and January 31, 2004 was $47.0 million and $27.0 million, respectively.

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

     Merger Integration and Store Closing Costs – Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. These costs were $20.3 million for fiscal 2004.

     Stock Split - On February 10, 2004, the Company’s Board of Directors approved a two-for-one stock split, in the form of a stock dividend of the Company’s common shares for stockholders of record as of March 19, 2004. The split was effected by issuing our stockholders of record one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for periods prior to fiscal 2004 included herein have been restated to give effect to this stock split.

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

     Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees” and related Interpretations. Accordingly, no compensation expense has been recognized where the exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 9) (dollars in thousands, except per share data):

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
Net income, as reported	$68,905	$52,408	$38,137
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(11,761)	(3,908)	(1,825)

Proforma net income	$57,144	$48,500	$36,312

Earnings per share:
Basic income applicable to common shareholders — as reported	$1.44	$1.17	$1.08
Basic income applicable to common shareholders — proforma	$1.19	$1.08	$1.02

Diluted income applicable to common shareholders — as reported	$1.30	$1.04	$0.93
Diluted income applicable to common shareholders — proforma	$1.08	$0.96	$0.89

     The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life (years)	5	3 - 5	7.5	0.5	0.5	0.02 - 0.5
Expected volatility	52% - 54%	48% - 62%	60%	26% - 30%	32% - 47%	60%
Risk-free interest rate	3.42% - 3.96%	2.20% - 3.52%	3.50% - 3.51%	1.69% - 2.61%	0.96% - 1.02%	1.23% - 1.66%
Expected dividend yield	—	—	—	—	—	—

Weighted average fair values	$15.77	$10.73	$4.31	$7.21	$5.02	$1.67

     Income Taxes —The Company utilizes the asset and liability method of accounting for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes.

     Revenue Recognition —Revenue from retail sales is recognized at the point-of-sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Advertising Costs —Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense was $78.3 million, $54.4 million and $42.6 million for fiscal 2004, 2003 and 2002, respectively.

     Vendor Allowances —Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis at the end of the year, the Company confirms earned allowances with vendors to determine that the amounts are recorded in accordance with the terms of the contract.

     Fair Value of Financial Instruments —The Company has financial instruments which include long-term debt and revolving debt. The carrying amounts of the Company’s debt instruments approximate their fair value, estimated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Segment Information —The Company is a specialty retailer that offers a broad range of products in its specialty retail stores in the Eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution, the operations of the Company are one reportable segment.

     Newly Issued Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements at the beginning of its third quarter of fiscal 2005. The Company is currently analyzing the impact of expensing stock options, which is based on a number of factors, including the Company’s stock price, and will not be determined until the end of the second quarter of fiscal 2005. Based on current information however, the Company estimates the cost in the second half of the year to be approximately $0.12 — $0.14 per share.

2. Acquisition

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. Dick’s paid $351.6 million, net of cash acquired of $17.9 million, to fund and consummate the Galyan’s acquisition, including the repayment of $57.2 million of Galyan’s indebtedness. The Company obtained approximately $193 million of these funds from cash and cash equivalents, investments and the balance from borrowings under its revolving line of credit.

     The primary reasons for the acquisition of Galyan’s, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill were:

•	The acquisition provided broader real estate coverage in our existing geographic footprint, creating new in-fill opportunities as well as a quicker entry into key markets such as Chicago, Atlanta, Minneapolis, Dallas and Denver, capitalizing on Galyan’s premium quality real estate;

•	The acquisition improved our logistics capabilities, with the addition of a second full-service distribution center in Plainfield, IN to serve the western portion of the chain; and

•	The acquisition creates meaningful margin improvement opportunities due to lower merchandise costs as we order in larger volumes, intend to have fewer markdowns due to improved inventory control and create leverage of advertising and general and administrative expenditures.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) Statement No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill. The Consolidated Statements of Income for the year ended January 29, 2005 reflect the results of Dick’s Sporting Goods on a stand-alone basis from February 1, 2004 to July 28, 2004 and the combined company from the acquisition date of July 29, 2004 to January 29, 2005. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company has received an independent appraisal for certain assets and is in the process of refining its internal fair value estimates for certain assets and liabilities; therefore, the allocation of the purchase price is preliminary and the final allocation may differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$158,572
Other current assets	61,609
Property and equipment, net	164,449
Other long term assets, excluding goodwill	4,371
Goodwill	157,245
Favorable leases	5,310
Accounts payable	(94,784)
Accrued expenses	(59,847)
Other current liabilities	(11,403)
Long-term debt	(5,933)
Other long-term liabilities	(10,105)

Fair value of net assets acquired, including intangibles	$369,484

     As of January 29 2005, the Company had accrued expenses of $3.6 million related to Galyan’s associate severance, retention bonuses and relocation and $3.7 million related to the closing of Galyan’s stores, the Galyan’s clearance center and its corporate headquarters which consists primarily of rent, common area maintenance and real estate taxes. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“Issue 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as a liability assumed in the acquisition. The Company is continuing to assess and complete the integration plans, which may result in changes to those accruals and reserves recorded.

     The following table summarizes the activity in 2004 (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Inventory
		Liabilities established	reserve
	Associate severance,	for the closing	for discontinued
	retention and	of Galyan's stores and	Galyan's
	relocation	corporate headquarters	merchandise	Total
Liabilities and reserves established in conjuction with the Galyan’s acquisition at July 31, 2004	$15,600	$15,838	$22,686	$54,124
Cash paid	(11,381)	(3,834)	—	(15,215)
Adjustments to the estimate	(599)	(8,331)	—	(8,930)
Clearance of discontinued Galyan’s merchandise	—	—	(16,376)	(16,376)

Balance at January 29, 2005	$3,620	$3,673	$6,310	$13,603

     The $16.4 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise was recorded as a reduction of cost of sales from July 31, 2004 to January 29, 2005. The Company believes that the remaining reserves are adequate to complete its integration plan and expects payments to be substantially completed by the end of fiscal 2005, with the balance in fiscal 2006 and beyond which relates primarily to future lease payments on closed stores.

     The following unaudited proforma summary presents information as if Galyan’s had been acquired at the beginning of each period presented. The proforma amounts include certain reclassifications to Galyan’s amounts to conform them to the Company’s presentation, and an increase in interest expense of $3.9 million and $7.7 million for the years ended January 29, 2005 and January 31, 2004, respectively, to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of each period presented. The pro-forma amounts do not reflect any benefits from economies, which might be achieved from combining the operations.

     The proforma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (unaudited, in thousands, except per share amounts).

	Year Ended
	January 29,	January 31,
	2005	2004
Net sales	$2,448,643	$2,159,065

Net income	$55,947	$51,624

Basic earnings per share	$1.17	$1.15

Diluted earnings per share	$1.06	$1.03

3. Goodwill and Other Intangible Assets

     In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations.” As of January 29, 2005, $157.2 million of goodwill was recorded as the excess of the purchase price of $369.5 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of Galyan’s are impaired. Additional impairment assessments

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.

     The change in the carrying amount of goodwill for the year ended January 29, 2005 is as follows (in thousands):

Goodwill balance at July 31, 2004	$159,398

Change in deferred taxes related to purchase price adjustments	1,978
Elimination of deferred rent	(9,628)
Decrease in property and equipment, net for revised store closing estimate	14,932
Record favorable leases based on appraisal	(5,310)
Galyan’s transaction fees	7,370
Decrease in accruals related to the corporate headquarters and store closing charge	(8,331)
Other	(3,164)

Goodwill balance at January 29, 2005	$157,245

     Acquired intangible assets subject to amortization at January 29, 2005 were as follows (in thousands):

	2004
Intangible assets subject to		Accumulated
amortization:	Gross Amount	Amortization
Favorable leases	$5,310	$1

     The estimated weighted average economic useful life is 12 years. The annual amortization expense of the favorable leases recorded as of January 29, 2005 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2005	46
2006	142
2007	241
2008	345
2009	453
Thereafter	4,084
Total	$5,311

4. Store and Corporate Office Closings

     As a result of the Galyan’s acquisition, the Company has decided to close six Dick’s Sporting Goods stores and four Galyan’s stores, two of which have lease terms expiring in fiscal 2004, the Galyan’s clearance center and the Galyan’s corporate headquarters. As of January 29, 2005, the Company has recorded $3.7 million of reserves and write-offs, net of cash payments for leases and other exit costs, related to the closings of the Galyan’s locations. The Company decided to close certain stores that were in overlapping trade areas.

     The following table provides a summary of the activity of the Galyan’s store closing reserves and write-offs established in conjunction with the purchase price allocation (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Write-offs of
	Lease and	property and
	other costs	equipment	Total
Store and corporate office closing reserves and write-offs in conjunction with the Galyan’s acquisition at July 31, 2004	$15,838	$6,953	$22,791

Adjustments to the reserves:

Additional write-offs of property and equipment	—	8,950	8,950
Decrease in accruals related to Galyan’s store closings	(8,331)	—	(8,331)

Cash payments for leases and other closing costs	(3,834)	—	(3,834)
Non-cash utilization of reserves related to property and equipment write-offs upon store and corporate office closure	—	(15,903)	(15,903)

Store and corporate office closing reserves and write-offs at January 29, 2005	$3,673	$—	$3,673

     In addition to the one Dick’s store closed due to the acquisition, the Company closed two Dick’s stores that were not related to the Galyan’s acquisition. One store was closed as its replacement was opened in fiscal 2003, and the second store was closed due to poor performance. The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition and the other strategic actions:

	Acquisition	Not related to
	related	the acquisition	Total
Balance at February 1, 2004	$—	$—	$—
Expense charged to earnings	3,315	1,579	4,894
Cash payments for leases and other costs	(124)	(1,579)	(1,703)

Balance at January 29, 2005	$3,191	$—	$3,191

     The following table summarizes the significant components and presentation, in the Consolidated Statements of Income, of the expenses incurred as a result of the decision to close the Dick’s stores during 2004:

	Acquisition	Not related to
	related	the acquisition	Total
Cost of sales	$—	$1,579	$1,579
Merger integration and store closing costs	7,924	—	7,924

Total charge to earnings	$7,924	$1,579	$9,503

     The amounts above relate to store rent, common area maintenance and real estate taxes, additional depreciation due to shortened useful lives of the assets and expenses related to the liquidation of inventory.

5. Property and Equipment

     Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003
Buildings and land	$31,869	$2,752
Leasehold improvements	257,460	159,432
Furniture, fixtures and equipment	189,723	81,398

	479,052	243,582
Less accumulated depreciation and amortization	(129,954)	(99,180)

Net property and equipment	$349,098	$144,402

6. Accrued Expenses

     Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2004	2003
Accrued payroll, withholdings and benefits	$41,245	$28,338
Accrued property and equipment	23,428	5,843
Other accrued expenses	76,792	37,909

Total accrued expenses	$141,465	$72,090

7. Debt

     The Company’s outstanding debt at January 29, 2005 and January 31, 2004 was as follows (in thousands):

	2004	2003
Senior convertible notes	172,500	—
Revolving line of credit	76,094	—
Capital leases	8,427	2,757
Third-party debt	793	834
Related party debt	190	325

Total debt	258,004	3,916
Less current portion	(635)	(505)

Total long-term debt	257,369	3,411

     Senior Convertible Notes — On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“senior convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $145.6 million to the Company are net of estimated transaction costs associated with the offering of $6.2 million, and the net cost of a convertible bond hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion price associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive economic effect to shareholders upon conversion.

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     Revolving Credit Agreement — On July 28, 2004, the Company executed its Second Amended and Restated Credit Agreement (the “Credit Agreement”), between Dick’s and lenders named therein. The Credit Agreement became effective on July 29, 2004 and provides for a revolving credit facility in an aggregate outstanding principal amount of up to $350 million, including up to $75 million in the form of letters of credit. The Credit Agreement’s term was extended to May 30, 2008.

     As of January 29, 2005 and January 31, 2004, the Company’s total remaining borrowing capacity, after subtracting letters of credit, under the Credit Agreement was $184.1 million and $154.3 million, respectively. Borrowing availability under the Company’s Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement is based upon a formula at either (a) the prime corporate lending rate, or (b) the one-month London Interbank Offering Rate (“LIBOR”), plus the applicable margin of 1.25% to 1.75% based on the level of excess borrowing availability. Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $87.0 million as of January 29, 2005.

     At January 29 2005 and January 31, 2004, the prime rate was 5.25% and 4.00%, respectively, and LIBOR was 2.59% and 1.10%, respectively. The borrowings outstanding at January 29, 2005 were $76.1 million. There were no borrowings at January 31, 2004.

     The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio and prohibits payment of any dividends.

     The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $350 million less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of January 29, 2005 and January 31, 2004, the Company had outstanding letters of credit totaling $17.1 million and $12.9 million, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2004	2003
Balance, fiscal period end	$76,094	$—
Average interest rate	3.30%	2.63%
Maximum outstanding during the year	$290,755	$71,395
Average outstanding during the year	$94,682	$33,027

     Other Debt — Other debt, exclusive of capital lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2004	2003
Third-Party:
Note payable, due in monthly installments of approximately $3, including interest at 4%, through 2020	$793	$834
Related Party:
Note payable to a former principal stockholder, due in monthly installments of approximately $14, including interest at 12%, through May 1, 2006	190	325

Total debt	983	1,159
Less current portion of:
Third-party	(41)	(41)
Related party	(149)	(134)

Total Long-Term Debt	$793	$984

     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed herein.

     Scheduled principal payments on other long-term debt as of January 29, 2005 are as follows (in thousands):

Fiscal Year
2005	190
2006	84
2007	46
2008	48
2009	49
Thereafter	566

983

     Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, which is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. In addition, the Company has a capital lease for a store location with a fixed interest rate of 10.6% that matures in 2024. The gross and net carrying values of assets under capital leases are approximately $8.0 million and $5.3 million, respectively as of January 29, 2005 and $3.6 million and $1.9 million, respectively as of January 31, 2004.

     Scheduled lease payments under capital lease obligations as of January 29, 2005 are as follows (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year
2005	$1,252
2006	962
2007	888
2008	905
2009	953
Thereafter	14,066

19,026
Less amount representing interest	10,599

Present value of net scheduled lease payments	8,427
Less amounts due in one year	445

$7,982

8. Operating Leases

     The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2025. Certain of the store lease agreements contain renewal options for additional periods of five to ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $144.0 million, $97.1 million and $85.0 million for fiscal 2004, 2003 and 2002, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $35.7 million, $14.7 million and $6.4 million for fiscal 2004, 2003 and 2002, respectively.

     Scheduled lease payments due (including lease commitments for 27 stores not yet opened at January 29, 2005) under noncancelable operating leases as of January 29, 2005 are as follows (in thousands):

Fiscal Year
2005	$185,831
2006	192,496
2007	190,603
2008	188,486
2009	185,222
Thereafter	1,555,261

$2,497,899

9. Stockholders’ Equity and Employee Stock Plans

     Initial Public Offering – During October 2002, the Company completed an initial public offering of 16,762,640 shares of common stock, including the underwriters’ over-allotment, of which 5,544,000 were sold by us and 11,218,640 were sold by certain of our stockholders. Proceeds, net of $2.8 million in transaction costs, were $28.1 million. The net proceeds were used to repay outstanding borrowings under our senior secured revolving credit facility.

     Stock Option Plans —At January 29, 2005, the aggregate number of common shares reserved for grant under the Company’s 2002 Stock Option Plan (the “Plan”) is 19,866,000 shares. The stock option activity during the fiscal years ended is as follows:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Weighted		Weighted
		Average	Shares	Average
	Shares	Exercise	Subject to	Exercise
	Subject to	Price Per	Exercisable	Price Per
	Options	Share	Options	Share
Outstanding, February 2, 2002	11,831,738	$2.08	8,014,596	$2.03
Granted	4,718,538	6.70	—	—
Exercised	(393,340)	2.05	—	—
Cancelled	(397,734)	2.17	—	—

Outstanding, February 1, 2003	15,759,202	$3.46	8,909,490	$2.05
Granted	4,776,906	23.16	—	—
Exercised	(6,425,556)	2.10	—	—
Cancelled	(469,326)	3.70	—	—

Outstanding, January 31, 2004	13,641,226	$10.99	4,607,322	$2.58
Granted	380,010	31.60	—	—
Exercised	(1,532,121)	3.24	—	—
Cancelled	(384,705)	15.25	—	—

Outstanding, January 29, 2005	12,104,410	12.47	4,242,361	$5.91

     Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from the date of grant. As of January 29, 2005, there were 10,461,681 shares of common stock available for issuance pursuant to future stock option grants.

     Additional information regarding options outstanding as of January 29, 2005, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.08 - $2.17	3,060,038	4.90	$1.99	3,011,528	$1.99
$6.00 - $10.48	4,095,032	7.75	6.64	562,850	8.01
$15.29 - $22.87	2,564,972	8.70	21.55	326,917	18.28
$25.07 - $36.04	2,384,368	8.99	26.19	341,066	25.23

$1.08 - $36.04	12,104,410	7.48	$12.47	4,242,361	$5.91

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

     There were 137,240 and 238,906 shares issued under the plan during fiscal 2004 and 2003 and 1,066,866 shares available for future issuance.

     Common Stock, Class B Common Stock and Preferred Stock – During fiscal 2002, the Company amended its corporate charter to, among other things, provide for the authorization of the issuance of up to 100,000,000 shares

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     During fiscal 2004, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share from 100,000,000 to 200,000,000 and Class B common stock, par value $0.01 per share from 20,000,000 to 40,000,000.

     Note Receivable for Common Stock —During fiscal 2001, stock options representing 5,724,748 shares were exercised in exchange for a note receivable due from a related party. The note receivable was repaid during fiscal 2002.

10. Income Taxes

     The components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002
Current:
Federal	$22,645	$21,543	$25,403
State	7,280	3,696	4,854

	29,925	25,239	30,257

Deferred:
Federal	15,603	8,491	(4,392)
State	408	1,208	(440)

	16,011	9,699	(4,832)

Total provision	$45,936	$34,938	$25,425

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.3%	5.0%	5.0%
Other permanent items	0.7%	0.0%	0.0%

Effective income tax rate	40.0%	40.0%	40.0%

     Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003
Other accrued expenses not currently deductible for tax purposes	$9,643	$4,025
Employee benefits	6,356	4,114
Deferred rent	6,232	5,140
State net operating loss carryforwards	4,203	193
Store closings expense	3,614	1,777
Insurance	2,892	1,978
Deferred revenue	2,392	—
Property and equipment	—	144

Total deferred tax assets	35,332	17,371

Property and equipment	(14,530)	—
Inventory	(11,965)	(10,251)

Total deferred tax liabilities	(26,495)	(10,251)

Net deferred tax asset	$8,837	$7,120

     The gross deferred tax asset from tax loss carryforwards of $4.2 million represents approximately $91.8 million of state net operating loss carryforwards, of which $11.2 million expires in the next ten years. The remaining $80.6 million expires between 2016 and 2024.

11. Earnings Per Common Share

     Earnings per common share is calculated using the principles of SFAS No. 128, “Earnings Per Share” (“EPS”). The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 2004 calculation as they were anti-dilutive. The earnings per share calculations are as follows (in thousands, except per share data):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	2004	2003	2002
Earnings per common share — Basic:
Net income	$68,905	$52,408	$38,137
Weighted average common shares outstanding	47,978	44,774	35,458
Earnings per common share	$1.44	$1.17	$1.08

Earnings per common share — Diluted:
Net income	$68,905	$52,408	$38,137
Weighted average common shares outstanding — basic	47,978	44,774	35,458
Stock options and warrants	4,943	5,506	5,500

Weighted average common shares outstanding	52,921	50,280	40,958
Earnings per common share	$1.30	$1.04	$0.93

12. Investments

     In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Internet site which operates under the domain name “DicksSportingGoods.com,” which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that was subsequently converted into an equity ownership at a price that was less than the GSI market value per share. The equity ownership consists of restricted, unregistered common stock of GSI and warrants to purchase unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue to be amortized over the 10-year term of the agreement. Deferred revenue at January 29, 2005 and January 31, 2004 was $2.8 million and $3.2 million, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.

     The Company regularly evaluates the carrying value of its investment in GSI. During fiscal 2002, the carrying value of GSI exceeded the fair value and the decline in fair value was deemed to be other-than-temporary. The Company wrote down the value of the investment to its fair value, recording a non-cash charge of $2.5 million for the other-than-temporary reduction in fair value of GSI.

     During fiscal 2004 and 2003, the Company realized a gain of $11.0 million and $3.5 million, respectively, resulting from the sale of a portion of the Company’s investment in GSI.

13. Retirement Savings Plan

     The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all employees who have completed one year of service and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a matching contribution equal to 50% of each participant’s contribution up to 10% of the participant’s compensation, and may make a discretionary contribution. Total expense recorded under the plan was $1.8 million, $1.9 million and $1.2 million for fiscal 2004, 2003 and 2002, respectively. The fiscal 2003 expense included a discretionary contribution of $0.6 million.

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

15. Supplemental Disclosure of Cash Flow Information

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Interest paid by the Company totaled $5.9 million, $1.6 million and $2.7 million for fiscal 2004, 2003 and 2002, respectively. Income tax payments during fiscal 2004, 2003 and 2002 were $15.8 million, $12.4 million and $22.4 million, respectively.

16. Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information in fiscal years 2004 and 2003 is as follows (in thousands, except earnings per share):

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$364,207	$416,135	$541,009	$788,048	$304,728	$353,521	$338,164	$474,432
Gross profit	102,758	119,164	138,251	226,353	82,913	96,617	88,913	139,582
Income from operations	17,322	30,805	194	62,548	11,296	25,072	5,667	43,606
Net income (loss)	10,608	17,908	(1,956)	42,345	6,474	15,449	4,492	25,993
Net earnings (loss) per common share	$0.20	$0.34	$(0.04)	$0.79	$0.13	$0.31	$0.09	$0.50

Exhibit Index

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, by and among the Registrant, Diamondback Acquisition, Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 29, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner Smith Incoporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

Exhibit
Number	Description	Method of Filing
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

Exhibit
Number	Description	Method of Filing
10.15	Shareholder Tender Agreement, dated as of June 21, 2004, by and among the Registrant, Diamondbacks Acquisition Inc. and certain shareholders of Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

10.16	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004.

10.17	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005.

10.18	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.19	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.20	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.21	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2004.

21	Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31, 2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 31, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

SIGNATURE		CAPACITY	DATE
/s/	EDWARD W. STACK	Chairman and Chief Executive	March 31, 2005
	Edward W. Stack	Officer and Director

/s/	WILLIAM J. COLOMBO	President and Chief Operating	March 31, 2005
	William J. Colombo	Officer and Director

/s/	MICHAEL F. HINES	Executive Vice President and Chief	March 31, 2005
	Michael F. Hines	Financial Officer (principal financial and accounting officer)

/s/	EMANUEL CHIRICO	Director	March 31, 2005
Emanuel Chirico

/s/	DAVID I. FUENTE	Director	March 31, 2005
David I. Fuente

/s/	WALTER ROSSI	Director	March 31, 2005
Walter Rossi

/s/	LAWRENCE J. SCHORR	Director	March 31, 2005
Lawrence J. Schorr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.

We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and for each of the three fiscal years in the period ended January 29, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, and the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, and have issued our reports thereon dated March 28, 2005; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2005

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at	Charged to	Other -		Balance at
	beginning	costs and	Acquisition		end
	of period	expenses	Related	Deductions	of period
Fiscal 2002
Inventory reserve	$3,785	$847	$—	$—	$4,632
Allowance for doubtful accounts	502	1,421	—	(491)	1,432

Fiscal 2003
Inventory reserve	$4,632	$1,227	$—	$—	$5,859
Allowance for doubtful accounts	1,432	774	—	(1,105)	1,101

Fiscal 2004
Inventory reserve	$5,859	$—	$—	$(1,463)	$4,396
Allowance for doubtful accounts	1,101	992	3,472	(760)	4,805