Form 10-Q/A
period 2004-05-01
DICKS SPORTING GOODS INC
filed 2005-05-20
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

Commission File No. 001-31463

DICK’S SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1241537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Industry Drive, RIDC Park West, Pittsburgh, Pennsylvania (Address of principal executive offices)	15275 (Zip Code)

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
Yes ☑ No ☐

The number of shares of common stock and Class B common stock outstanding at May 17, 2004 was 33,488,162 and 14,107,644, respectively.

Explanatory Note

     The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Dick’s Sporting Goods, Inc. for the quarterly period ended May 1, 2004 is to restate our consolidated financial statements for the quarterly periods ended May 1, 2004 and May 3, 2003 and the Condensed Consolidated Balance Sheets as of May 1, 2004 and January 31, 2004 and related disclosures, as described in Note 3 of the Notes to Condensed Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on March 31, 2005.

     Except for the foregoing amended information required to reflect the effects of the restatement, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 19, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

     In March 2005, the Company concluded that its lease accounting policy and accounting treatment of construction allowances were not consistent with generally accepted accounting standards. The Company corrected its lease accounting policy such that the commencement date of the lease term will be the earlier of the date rent payments begin, the date the Company takes possession of the property for the initial setup of fixtures and merchandise or, in certain circumstances, the date the Company takes possession of the leased space for construction purposes. In those circumstances where the commencement date of the lease term begins when the Company takes possession of the leased space for construction purposes, the rent expense from that commencement date through the earlier of the date rent payments begin or the date the Company takes possession of the property for the initial setup of fixtures and merchandise is capitalized with a corresponding increase in long-term deferred liabilities.

     In addition, the Company had historically accounted for construction allowances as reductions of the related leasehold improvement asset on the Condensed Consolidated Balance Sheets and capital expenditures in investing activities on the Condensed Consolidated Statements of Cash Flows. The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” required these allowances to be recorded as deferred liabilities on the Condensed Consolidated Balance Sheets and as a component of operating activities on the Condensed Consolidated Statements of Cash Flows.

     The effect of the restatement on the Company’s previously released Condensed Consolidated Statements of Income is a reduction of net income of $0.3 million and $0.2 million for the quarterly periods ended May 1, 2004 and May 3, 2003, respectively. We have corrected these errors through our restatement. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for each of the quarterly periods ended May 1, 2004 and May 3, 2003.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $45.1 million as of May 1, 2004, and an increase in long-term deferred liabilities of $49.0 million as of May 1, 2004. In addition, there is an increase in the deferred tax asset of $1.6 million as of May 1, 2004, and a decrease in retained earnings of $2.4 million as of May 1, 2004.

     This restatement of previously issued condensed consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED (as restated, see Note 3)
(Dollars in thousands, except per share data)

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
Net sales	$364,207	$304,728

Cost of goods sold, including occupancy and distribution costs	261,449	221,815

GROSS PROFIT	102,758	82,913

Selling, general and administrative expenses	82,167	68,802

Pre-opening expenses	3,269	2,815

INCOME FROM OPERATIONS	17,322	11,296

Interest expense, net	642	506
Other income	(1,000)	—

INCOME BEFORE INCOME TAXES	17,680	10,790

Provision for income taxes	7,072	4,316

NET INCOME	$10,608	$6,474

EARNINGS PER COMMON SHARE:
Basic	$0.22	$0.16
Diluted	$0.20	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,321	41,028
Diluted	52,392	47,961

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	May 1,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,778	$93,674
Short-term investments	19,933	—
Accounts receivable, net	17,603	10,417
Inventories, net	314,599	254,360
Prepaid expenses and other current assets	6,789	5,222
Deferred income taxes	1,585	1,021

Total current assets	533,287	364,694

Property and equipment, net	140,403	144,402
Construction in progress - leased facilities	22,334	10,927
Long-term investments	28,010	—
Other assets	29,534	23,337

TOTAL ASSETS	$753,568	$543,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$158,747	$118,383
Accrued expenses	66,078	72,090
Deferred revenue and other liabilities	28,954	37,037
Income taxes payable	3,164	—
Current portion of other long-term debt and capital leases	505	505

Total current liabilities	257,448	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	—	—
Other long-term debt and capital leases	3,288	3,411
Non-cash obligations for construction in progress - leased facilities	22,334	10,927
Deferred revenue and other liabilities	62,357	60,113

Total long-term liabilities	260,479	74,451

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	335	331
Class B common stock	141	141
Additional paid-in capital	159,738	175,748
Retained earnings	71,565	60,957
Accumulated other comprehensive income	3,862	3,717

Total stockholders’ equity	235,641	240,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753,568	$543,360

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
NET INCOME	$10,608	$6,474
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities, net of tax	145	143

COMPREHENSIVE INCOME	$10,753	$6,617

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004 (as previously reported)	33,052,882	$331	14,107,644	$141	$175,748	$63,044	$3,717	$242,981
Prior period adjustment (Note 3)	—	—	—	—	—	(2,087)	—	(2,087)

BALANCE, January 31, 2004 (as restated, see Note 3)	33,052,882	331	14,107,644	141	175,748	60,957	3,717	240,894

Exercise of stock options, including tax benefit of $2,895	434,868	4	—	—	4,145	—	—	4,149

Purchase of bond hedge net of sale of warrant, including tax benefit of $545	—	—	—	—	(20,155)	—	—	(20,155)

Net income (as restated)	—	—	—	—	—	10,608	—	10,608

Unrealized gain on securities available-for-sale, net of taxes of $78	—	—	—	—	—	—	145	145

BALANCE, May 1, 2004 (as restated, see Note 3)	33,487,750	$335	14,107,644	$141	$159,738	$71,565	$3,862	$235,641

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,608	$6,474
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,296	3,283
Deferred income taxes	(828)	(1,895)
Tax benefit from exercise of stock options	2,895	5,554
Other non-cash items	—	2,067
Changes in assets and liabilities:
Accounts receivable	(3,956)	(3,835)
Inventories	(60,239)	(50,274)
Prepaid expenses and other assets	(1,569)	(499)
Accounts payable	33,213	8,718
Accrued expenses	(6,012)	(3,373)
Income taxes payable	3,709	(8,952)
Deferred construction allowances	2,504	4,865
Deferred revenue and other liabilities	(7,173)	(2,748)

Net cash used in operating activities	(22,552)	(40,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,619)	(15,033)
Proceeds from sale-leaseback transactions	12,152	7,403
Purchase of held-to-maturity securities	(47,943)	—
Increase in recoverable costs from developed properties	(3,230)	—

Net cash used in investing activities	(52,640)	(7,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—
Revolving credit borrowings, net	—	45,275
Payments on other long-term debt and capital leases	(123)	(52)
Payment for purchase of bond hedge	(33,120)	—
Proceeds from issuance of warrant	12,420	—
Transaction costs for convertible notes	(5,786)	—
Proceeds from exercise of stock options	1,254	3,606
Increase in bank overdraft	7,151	3,861
Transaction costs related to initial public offering	—	183

Net cash provided by financing activities	154,296	52,873

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,104	4,628

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,674	11,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,778	$15,748

Supplemental non-cash investing and financing activities:
Construction in progress - leased facilities	$11,407	$2,000

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q/A and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its subsidiary.

2. Unaudited Interim Financial Data

     The interim financial information as of May 1, 2004 and for the 13 weeks ended May 1, 2004 and May 3, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, dated March 31, 2005, as filed with the Securities and Exchange Commission. Operating results for the 13 weeks ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005 or any other period.

3. Restatement of Previously Issued Financial Statements

     In March 2005, the Company concluded that its lease accounting policy and accounting treatment of construction allowances were not consistent with generally accepted accounting standards. The Company corrected its lease accounting policy such that the commencement date of the lease term will be the earlier of the date rent payments begin, the date the Company takes possession of the property for the initial setup of fixtures and merchandise or, in certain circumstances, the date the Company takes possession of the leased space for construction purposes. In those circumstances where the commencement date of the lease term begins when the Company takes possession of the leased space for construction purposes, the rent expense from that commencement date through the earlier of the date rent payments begin or the date the Company takes possession of the property for the initial setup of fixtures and merchandise is capitalized with a corresponding increase in long-term deferred liabilities.

     In addition, the Company had historically accounted for construction allowances as reductions of the related leasehold improvement asset on the Condensed Consolidated Balance Sheets and capital expenditures in investing activities on the Condensed Consolidated Statements of Cash Flows. The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” required these allowances to be recorded as deferred liabilities on the Condensed Consolidated Balance Sheets and as a component of operating activities on the Condensed Consolidated Statements of Cash Flows.

     The effect of the restatement on the Company’s previously released Condensed Consolidated Statements of Income is a reduction of net income of $0.3 million and $0.2 million for the quarterly periods ended May 1, 2004 and May 3, 2003, respectively. We have corrected these errors through our restatement. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for each of the quarterly periods ended May 1, 2004 and May 3, 2003.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $45.1 million as of May 1, 2004, and an increase in long-term deferred liabilities of $49.0 million as of May 1, 2004. In addition, there is an increase in the deferred tax asset of $1.6 million as of May 1, 2004, and a decrease in retained earnings of $2.4 million as of May 1, 2004.

     This restatement of previously issued condensed consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     The impacts of these restatements on the consolidated financial statements are summarized below (in thousands, except per share data):

	May 1, 2004
	As
	Previously	As
	Reported	Restated
Consolidated Balance Sheets:
Property and equipment, net	$95,281	$140,403
Other assets	27,963	29,534
Total assets	706,875	753,568
Long-term deferred revenue and other liabilities	13,308	62,357
Total long-term liabilities	211,430	260,479
Retained earnings	73,921	71,565
Total stockholders’ equity	237,997	235,641
Total liabilities and stockholders’ equity	706,875	753,568

	13 Weeks Ended May 1, 2004		13 Weeks Ended May 3, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Income:
Cost of goods sold, including occupancy and distribution costs	$261,528	$261,449	$221,880	$221,815
Gross profit	102,679	102,758	82,848	82,913
Pre-opening expenses	2,742	3,269	2,456	2,815
Income from operations	17,770	17,322	11,590	11,296
Income before income taxes	18,128	17,680	11,084	10,790
Provision for income taxes	7,251	7,072	4,434	4,316
Net income	10,877	10,608	6,650	6,474
Earnings per common share:
Basic	0.23	0.22	0.16	0.16
Diluted	0.21	0.20	0.14	0.13

Consolidated Statements of Cash Flows:
Net income	10,877	10,608	6,650	6,474
Deferred income taxes	(649)	(828)	(1,777)	(1,895)
Deferred construction allowances	—	2,504	—	4,865
Deferred revenue and other liabilities	(7,916)	(7,173)	(3,823)	(2,748)
Net cash used in operating activities	(25,351)	(22,552)	(46,261)	(40,615)
Capital expenditures	(10,820)	(13,619)	(9,387)	(15,033)
Net cash used in investing activities	(49,841)	(52,640)	(1,984)	(7,630)

Consolidated Statements of Comprehensive Income:
Comprehensive income	11,022	10,753	6,793	6,617

4. Earnings Per Share

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

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
	(In thousands, except per share data)
Earnings per common share - Basic:
Net income	$10,608	$6,474
Weighted average common shares outstanding	47,321	41,028
Earnings per common share	$0.22	$0.16

Earnings per common share - Diluted:
Net income	$10,608	$6,474
Weighted average common shares outstanding - basic	47,321	41,028
Stock options	5,071	6,933

Weighted average common shares outstanding	52,392	47,961
Earnings per common share	$0.20	$0.13

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

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
	(In thousands, except per share data)
Net income	$10,608	$6,474
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,646)	(621)

Pro-forma net income	$7,962	$5,853

Earnings per share:
Basic - as reported	$0.22	$0.16
Basic - pro-forma	$0.17	$0.14

Diluted - as reported	$0.20	$0.13
Diluted - pro-forma	$0.15	$0.12

6. Senior Convertible Notes

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

7. Short-term and Long-term Investments

     The Company’s short-term and long-term investments consist of investment-grade marketable debt securities, all of which are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded at amortized cost. Long-term investments mature between one and two years.

8. Stock Split

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q/A or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.

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

     In March 2005, the Company concluded that its lease accounting policy and accounting treatment of construction allowances were not consistent with generally accepted accounting standards. The Company corrected its lease accounting policy such that the commencement date of the lease term will be the earlier of the date rent payments begin, the date the Company takes possession of the property for the initial setup of fixtures and merchandise or, in certain circumstances, the date the Company takes possession of the leased space for construction purposes. In those circumstances where the commencement date of the lease term begins when the Company takes possession of the leased space for construction purposes, the rent expense from that commencement date through the earlier of the date rent payments begin or the date the

Company takes possession of the property for the initial setup of fixtures and merchandise is capitalized with a corresponding increase in long-term deferred liabilities.

     In addition, the Company had historically accounted for construction allowances as reductions of the related leasehold improvement asset on the Condensed Consolidated Balance Sheets and capital expenditures in investing activities on the Condensed Consolidated Statements of Cash Flows. The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” required these allowances to be recorded as deferred liabilities on the Condensed Consolidated Balance Sheets and as a component of operating activities on the Condensed Consolidated Statements of Cash Flows.

     The effect of the restatement on the Company’s previously released Condensed Consolidated Statements of Income is a reduction of net income of $0.3 million and $0.2 million for the quarterly periods ended May 1, 2004 and May 3, 2003, respectively. We have corrected these errors through our restatement. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for each of the quarterly periods ended May 1, 2004 and May 3, 2003.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $45.1 million as of May 1, 2004, and an increase in long-term deferred liabilities of $49.0 million as of May 1, 2004. In addition, there is an increase in the deferred tax asset of $1.6 million as of May 1, 2004, and a decrease in retained earnings of $2.4 million as of May 1, 2004.

     This restatement of previously issued condensed consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to such restatement.

RESULTS OF OPERATIONS

     The following table presents for the periods indicated selected items in the Condensed Consolidated Statements of Income as a percentage of the Company’s net sales:

	13 Weeks Ended
	May 1,	May 3,
	2004 /1	2003
Net sales	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs	71.8	72.8

Gross profit	28.2	27.2
Selling, general and administrative expenses	22.6	22.6
Pre-opening expenses	0.9	0.9

Income from operations	4.8	3.7
Interest expense, net	0.2	0.2
Other income	0.3	—

Income before income taxes	4.9	3.5
Provision for income taxes	1.9	1.4

Net income	2.9%	2.1%

/1	Column does not add due to rounding

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

13 Weeks Ended May 1, 2004 Compared to the 13 Weeks Ended May 3, 2003

Net Income

     Our net income increased by $4.1 million, or 63.1%, to $10.6 million for the 13 weeks ended May 1, 2004, from $6.5 million for the 13 weeks ended May 3, 2003. This represented an increase in diluted earnings per share of $.07, or 54%, to $0.20 from $0.13.

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

Income from Operations

     Income from operations increased by $6.0 million, or 53.1%, to $17.3 million for the 13 weeks ended May 1, 2004, from $11.3 million for the 13 weeks ended May 3, 2003. The increase in income from operations is primarily a result of increased gross profit.

     Gross profit increased by $19.9 million, or 24.0%, to $102.8 million for the 13 weeks ended May 1, 2004, from $82.9 million for the 13 weeks ended May 3, 2003. As a percentage of net sales, gross profit increased to 28.2% for the 13 weeks ended May 1, 2004, from 27.2% for the 13 weeks ended May 3, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories. In addition, the gross profit percentage improved due to improved productivity at the Company’s distribution center and the leverage obtained on store occupancy costs from the increase in sales.

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

     Pre-opening expenses increased by $0.5 million to $3.3 million for the 13 weeks ended May 1, 2004, from $2.8 million for the 13 weeks ended May 3, 2003. Pre-opening expenses were for the addition of six new stores for the 13 weeks ended May 1, 2004 compared to the opening of eight new stores and one relocated store for the 13 weeks ended May 3, 2003.

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

     The change in cash and cash equivalents is as follows:

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
Net cash used in operating activities	$(22,552)	$(40,615)
Net cash used in investing activities	(52,640)	(7,630)
Net cash provided by financing activities	154,296	52,873

Net increase in cash and cash equivalents	$79,104	$4,628

Operating Activities

     Cash used in operating activities for the 13 weeks ended May 1, 2004 decreased by $18.0 million, or 44.3%, to $22.6 million reflecting higher net income and adjustments for non-cash items. The decrease in the use of working capital is primarily due to an increase in the change in accounts payable and an increase in the change in income taxes payable partially offset by an increase in the change in inventory. The increase in the change in accounts payable was primarily due to the timing of spring merchandise receipts in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Accordingly, the accounts payable balance was lower at January 31, 2004 due to an increase in receipts in February 2004 as opposed to December and January of the previous year. The increase in the change in income taxes payable is partly related to the fiscal 2003 tax benefit from the exercise of stock options which in part provided for an $8.5 million decrease in tax payments during the 13 weeks ended May 1, 2004 as compared to the 13 weeks ended May 3, 2003 and an increase of $2.8 million related to the higher pre-tax income for the 13 weeks ended May 1, 2004. The increase in the change in inventory was primarily due to the increase in receipts in fiscal 2004 compared to fiscal 2003 due to the timing of new store openings, and an increase in in-transit import inventory. The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

     Cash used in investing activities for the 13 weeks ended May 1, 2004 increased by $45.0 million, to $52.6 million primarily reflecting the purchase of $47.9 million of held-to-maturity securities, partially offset by a decrease in net capital expenditures as proceeds from sale-leaseback transactions increased $4.8 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.

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

     In accordance with Emerging Issues Task Force No. 97-10 (“Issue 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered to be the owner of certain buildings during the construction period, for accounting purposes only. Accordingly, the Company has recognized a non-cash asset and related non-cash obligation of $22.3 million and $10.9 million as of May 1, 2004 and January 31, 2004, respectively. At the conclusion of the construction period, the asset and related liability will be removed from the balance sheet in a manner similar to a sale-leaseback transaction if certain conditions are met. The application of Issue 97-10 has no impact to cash balances, net cash flow, the statement of operations or cash obligations.

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

     In connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

Exhibit Number	Description of Exhibit	Method of Filing
4.1	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004
4.2	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner, Smith Incorporated, Banc of America Securities LLC and	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

Exhibit Number	Description of Exhibit	Method of Filing
UBS Securities LLC dated as of February 18, 2004
4.3	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004
10.1	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

b.	Reports on Form 8-K:

     During the first quarter of 2004, we furnished the following to the Securities and Exchange Commission on Form 8-K:

•	Report dated February 10, 2004 announcing our sales for the fiscal quarter ended January 31, 2004, increasing earnings per share guidance for the fourth quarter 2003 and full year 2003 results, and a two-for-one common stock split.

•	Report dated February 18, 2004 announcing our closing of the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $172.5 million issue price of 2.375% senior convertible notes, due 2024.

•	Report dated March 11, 2004, announcing our fourth quarter 2003 financial results.

•	Report dated March 25, 2004, providing portions of electronic slides presented at the Merrill Lynch Retailing Leaders & Consumer Products Conference along with the reconciliations of the non-GAAP measures used therein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 19, 2005 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK

Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES

Michael F. Hines
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
4.1	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004
4.2	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner, Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004
4.3	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004
10.1	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 19, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith