Form 10-Q/A
period 2004-07-31
DICKS SPORTING GOODS INC
filed 2005-05-20
CIK 1089063

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

Explanatory Note

     The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Dick’s Sporting Goods, Inc. for the 13 Weeks and 26 Weeks Ended July 31, 2004 and August 2, 2003 is to restate our condensed consolidated financial statements for the 13 Weeks and 26 Weeks Ended July 31, 2004 and August 2, 2003 and the Condensed Consolidated Balance Sheets as of July 31, 2004 and January 31, 2004 and related disclosures, as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on March 31, 2005.

     Except for the foregoing amended information required to reflect the effects of the restatement, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on September 9, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

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

     There was no change to the Company’s previously issued net income for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and a reduction of net income of $0.3 million and $0.2 million for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively. We have corrected these errors through our restatement. There was no change to the previously issued earnings per share for the 13 weeks ended July 31, 2004 and August 2, 2003 of $0.34 and $0.31, respectively. The effect of the restatement on previously released earnings per share was a reduction of $0.01 for the 26 weeks ended July 31, 2004 and no effect for the 26 Weeks Ended August 2, 2003.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $55.9 million as of July 31, 2004 and an increase in long-term deferred liabilities of $59.9 million as of July 31, 2004. In addition, there is an increase in the deferred tax asset of $1.6 million as of July 31, 2004, and a decrease in retained earnings of $2.4 million as of July 31, 2004.

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

     See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED (as restated, see Note 3)
(Dollars in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	$416,135	$353,521	$780,342	$658,249

Cost of goods sold, including occupancy and distribution costs	296,971	256,904	558,420	478,719

GROSS PROFIT	119,164	96,617	221,922	179,530

Selling, general and administrative expenses	85,864	70,284	168,031	139,086

Acquisition and integration costs	52	—	52	—

Pre-opening expenses	2,443	1,261	5,712	4,076

INCOME FROM OPERATIONS	30,805	25,072	48,127	36,368

Gain on sale of investment	—	1,212	—	1,212
Interest expense, net	959	535	1,601	1,041
Other income	—	—	(1,000)	—

INCOME BEFORE INCOME TAXES	29,846	25,749	47,526	36,539

Provision for income taxes	11,938	10,300	19,010	14,616

NET INCOME	$17,908	$15,449	$28,516	$21,923

EARNINGS PER COMMON SHARE:
Basic	$0.38	$0.35	$0.60	$0.51
Diluted	$0.34	$0.31	$0.54	$0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,693	44,728	47,503	42,878
Diluted	52,627	50,216	52,506	49,148

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	July 31,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,964	$93,674
Accounts receivable, net	37,407	10,417
Inventories, net	489,401	254,360
Prepaid expenses and other current assets	18,855	5,222
Investments	20,000	—
Deferred income taxes	34,965	1,021

Total current assets	638,592	364,694

Property and equipment, net	332,771	144,402
Construction in progress — leased facilities	10,492	10,927
Goodwill	159,398	—
Other assets	26,904	23,337

TOTAL ASSETS	$1,168,157	$543,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$286,974	$118,383
Accrued expenses	136,189	72,090
Deferred revenue and other liabilities	36,837	37,037
Income taxes payable	1,570	—
Current portion of other long-term debt and capital leases	603	505

Total current liabilities	462,173	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	159,657	—
Other long-term debt and capital leases	14,886	3,411
Non-cash obligations for construction in progress — leased facilities	10,492	10,927
Deferred income taxes	5,168	—
Deferred revenue and other liabilities	83,953	60,113

Total long-term liabilities	446,656	74,451

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	339	331
Class B common stock	141	141
Additional paid-in capital	166,214	175,748
Retained earnings	89,473	60,957
Accumulated other comprehensive income	3,161	3,717

Total stockholders’ equity	259,328	240,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,168,157	$543,360

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
NET INCOME	$17,908	$15,449	$28,516	$21,923
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available-for-sale securities, net of tax	(701)	4,265	(556)	4,408
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	(788)	—	(788)

COMPREHENSIVE INCOME	$17,207	$18,926	$27,960	$25,543

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004 (as previously reported)	33,052,882	$331	14,107,644	$141	$175,748	$63,044	$3,717	$242,981
Prior period adjustment (Note 3)	—	—	—	—	—	(2,087)	—	(2,087)

BALANCE, January 31, 2004 (as restated, see Note 3)	33,052,882	331	14,107,644	141	175,748	60,957	3,717	240,894

Exchange of Class B common stock for common stock	30,000	—	(30,000)	—	—	—	—	—

Exercise of stock options, including tax benefit of $ 6,074	709,092	7	—	—	8,189	—	—	8,196

Sale of common stock under employee stock purchase plan	84,659	1	—	—	1,762	—	—	1,763

Purchase of bond hedge, net of sale of warrant, including tax benefit of $1,215	—	—	—	—	(19,485)	—	—	(19,485)

Net income (as restated)	—	—	—	—	—	28,516	—	28,516

Unrealized loss on securities available-for-sale, net of tax benefit of $299	—	—	—	—	—	—	(556)	(556)

BALANCE, July 31, 2004 (as restated, see Note 3)	33,876,633	$339	14,077,644	$141	$166,214	$89,473	$3,161	$259,328

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,516	$21,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,493	7,288
Deferred income taxes	(769)	(3,627)
Tax benefit from exercise of stock options	6,074	21,489
Gain on sale of investment	—	(1,212)
Other non-cash items	—	2,067
Changes in assets and liabilities exclusive of assets and liabilities acquired:
Accounts receivable	(12,640)	(9,281)
Inventories	(81,808)	(63,108)
Prepaid expenses and other assets	(4,312)	(400)
Accounts payable	56,322	14,639
Accrued expenses	(2,915)	(5,909)
Income taxes payable	3,199	(12,763)
Deferred construction allowances	13,982	7,779
Deferred revenue and other liabilities	(9,856)	(3,909)

Net cash provided by (used in) operating activities	4,286	(25,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,644)	(25,839)
Proceeds from sale-leaseback transactions	20,835	9,398
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	(344,184)	—
Direct acquisition costs of Galyan’s	(2,907)	—
Purchase of held-to-maturity securities	(57,942)	—
Proceeds from sale of held-to-maturity securities	37,942	—
Proceeds from sale of available-for-sale investment	—	1,470
(Increase) decrease in recoverable costs from developed properties	(447)	1,203

Net cash used in investing activities	(387,347)	(13,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—
Revolving credit borrowings, net	159,657	21,606
(Payments) borrowings on other long-term debt and capital leases	(249)	632
Payment for purchase of bond hedge	(33,120)	—
Proceeds from issuance of warrant	12,420	—
Transaction costs for convertible notes	(5,786)	—
Proceeds from sale of common stock under employee stock purchase plan	1,763	1,342
Proceeds from exercise of stock options	2,122	11,501
Increase in bank overdraft	18,044	8,672
Transaction costs related to initial public offering	—	183

Net cash provided by financing activities	327,351	43,936

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55,710)	5,144
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,674	11,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,964	$16,264

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$(435)	$5,720

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

     There was no change to the Company’s previously issued net income for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and a reduction of net income of $0.3 million and $0.2 million for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively. We have corrected these errors through our restatement. There was no change to the previously issued earnings per share for the 13 weeks ended July 31, 2004 and August 2, 2003 of $0.34 and $0.31, respectively. The effect of the restatement on previously released earnings per share was a reduction of $0.01 for the 26 weeks ended July 31, 2004 and no effect for the 26 weeks ended August 2, 2003.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $55.9 million as of July 31, 2004, and an increase in long-term deferred liabilities of $59.9 million as of July 31, 2004. In addition, there is an increase in the deferred tax asset of $1.6 million as of July 31, 2004, and a decrease in retained earnings of $2.4 million as of July 31, 2004.

     This restatement of previously issued condensed consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     The impacts of these restatements on the condensed consolidated financial statements are summarized below (in thousands, except per share data):

	July 31, 2004
	As
	Previously	As
	Reported	Restated
Consolidated Balance Sheets:
Property and equipment, net	$276,823	$332,771
Other assets	25,333	26,904
Total assets	1,110,638	1,168,157
Long-term deferred revenue and other liabilities	24,077	83,953
Total long-term liabilities	386,780	446,656
Retained earnings	91,830	89,473
Total stockholders’ equity	261,685	259,328
Total liabilities and stockholders’ equity	1,110,638	1,168,157

	13 Weeks Ended July 31, 2004		13 Weeks Ended August 2, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Income:
Cost of goods sold, including occupancy and distribution costs	$297,055	$296,971	$256,973	$256,904
Gross profit	119,080	119,164	96,548	96,617
Pre-opening expenses	2,357	2,443	1,162	1,261
Income from operations	30,807	30,805	25,102	25,072
Income before income taxes	29,848	29,846	25,779	25,749
Provision for income taxes	11,939	11,938	10,312	10,300
Net income	17,909	17,908	15,467	15,449

	26 Weeks Ended July 31, 2004		26 Weeks Ended August 2, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Income:
Cost of goods sold, including occupancy and distribution costs	$558,583	$558,420	$478,854	$478,719
Gross profit	221,759	221,922	179,395	179,530
Pre-opening expenses	5,099	5,712	3,619	4,076
Income from operations	48,577	48,127	36,691	36,368
Income before taxes	47,976	47,526	36,863	36,539
Provision for income taxes	19,190	19,010	14,745	14,616
Net income	28,786	28,516	22,118	21,923
Earnings per common share:
Basic	0.61	0.60	0.52	0.51
Diluted	0.55	0.54	0.45	0.45

	26 Weeks Ended July 31, 2004		26 Weeks Ended August 2, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Cash Flows:
Net income	$28,786	$28,516	$22,118	$21,923
Deferred income taxes	(589)	(769)	(3,498)	(3,627)
Deferred construction allowances	—	13,982	—	7,779
Deferred revenue and other liabilities	(11,097)	(9,856)	(5,315)	(3,909)
Net cash (used in) provided by operating activities	(10,487)	4,286	(33,885)	(25,024)
Capital expenditures	(25,871)	(40,644)	(16,978)	(25,839)
Net cash used in investing activities	(372,574)	(387,347)	(4,907)	(13,768)

	13 Weeks Ended July 31, 2004		13Weeks Ended August 2, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Comprehensive Income:
Comprehensive income	$17,208	$17,207	$18,944	$18,926

	26 Weeks Ended July 31, 2004		26 Weeks Ended August 2, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Comprehensive Income:
Comprehensive income	$28,230	$27,960	$25,738	$25,543

4. Business Combination

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

     During the 13 weeks ended July 31, 2004, the Company recorded accruals of $15.6 million related to Galyan’s associate severance, retention bonuses and relocation and $15.8 million related to the proposed closing of Galyan’s stores and its corporate headquarters. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“Issue 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as a liability assumed in the acquisition. The Company is continuing to assess and complete the integration plans, which may result in changes to those accruals recorded in accordance with Issue 95-3.

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

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(Unaudited, in thousands, except per share amounts)
Net sales	$598,417	$516,644	$1,119,586	$950,560

Net income	$12,255	$15,263	$18,386	$19,172

Basic earnings per share	$0.26	$0.34	$0.39	$0.45

Diluted earnings per share	$0.23	$0.30	$0.35	$0.39

5. Goodwill and Other Intangible Assets

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

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$17,908	$15,449	$28,516	$21,923
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,655)	(614)	(5,251)	(1,235)

Pro-forma net income	$15,253	$14,835	$23,265	$20,688

Earnings per share:
Basic — as reported	$0.38	$0.35	$0.60	$0.51
Basic — pro-forma	$0.32	$0.33	$0.49	$0.48

Diluted — as reported	$0.34	$0.31	$0.54	$0.45
Diluted — pro-forma	$0.29	$0.30	$0.44	$0.42

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

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended
	July 31,	August 2,
	2004	2003
	(In thousands, except per share data)
Earnings per common share — Basic:
Net income	$17,908	$15,449
Weighted average common shares outstanding	47,693	44,728
Earnings per common share	$0.38	$0.35

Earnings per common share — Diluted:
Net income	$17,908	$15,449
Weighted average common shares outstanding — basic	47,693	44,728
Stock options	4,934	5,488

Weighted average common shares outstanding	52,627	50,216
Earnings per common share	$0.34	$0.31

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
	(In thousands, except per share data)
Earnings per common share — Basic:
Net income	$28,516	$21,923
Weighted average common shares outstanding	47,503	42,878
Earnings per common share	$0.60	$0.51

Earnings per common share — Diluted:
Net income	$28,516	$21,923
Weighted average common shares outstanding — basic	47,503	42,878
Stock options	5,003	6,270

Weighted average common shares outstanding	52,506	49,148
Earnings per common share	$0.54	$0.45

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

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risk and uncertainities arise that could affect our financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: risks associated with combining businesses and achieving expected savings and synergies and/or with assimilating acquired companies and the fact that acquisition, integration and store closing costs related to the Galyan’s acquisition are difficult to predict with a level of certainty and may be material.

OVERVIEW (restated)

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

     There was no change to the Company’s previously issued net income for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and a reduction of net income of $0.3 million and $0.2 million for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively. We have corrected these errors through our restatement. There was no change to the previously issued earnings per share for the 13 weeks ended July 31, 2004 and August 2, 2003 of $0.34 and $0.31, respectively. The effect of the restatement on previously released earnings per share was a reduction of $0.01 for the 26 weeks ended July 31, 2004 and no effect for the 26 Weeks Ended August 2, 2003.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $55.9 million as of July 31, 2004, and an increase in long-term deferred liabilities of $59.9 million as of July 31, 2004. In addition, there is an increase in the deferred tax asset of $1.6 million as of July 31, 2004, and a decrease in retained earnings of $2.4 million as of July 31, 2004.

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

Executive Summary

     Our net income increased 16% to $17.9 million for the 13 weeks ended July 31, 2004 from $15.4 million for the 13 weeks ended August 2, 2003. This represented a 10% increase in diluted earnings per share to $0.34 from $0.31. The increase was due primarily to higher sales and gross profit.

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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

     The following table presents for the periods indicated selected items in the Condensed Consolidated Statements of Income as a percentage of the Company’s net sales, as well as other selected data which provides a further understanding of our business:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003 /1	2004	2003
Net sales (1)	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs (2)	71.4	72.7	71.6	72.7

Gross profit	28.6	27.3	28.4	27.3
Selling, general and administrative expenses (3)	20.6	19.9	21.5	21.1
Acquisition and integration costs (4)	0.0	0.0	0.0	0.0
Pre-opening expenses (5)	0.6	0.4	0.7	0.6

Income from operations	7.4	7.1	6.2	5.5
Gain on sale of investment	0.0	0.3	0.0	0.2
Interest expense, net (6)	0.2	0.2	0.2	0.2
Other income	0.0	0.0	(0.1)	0.0

Income before income taxes	7.2	7.3	6.1	5.5
Provision for income taxes	2.9	2.9	2.4	2.2

Net income	4.3%	4.4%	3.7%	3.3%

Other Data (Excluding Galyan’s Stores):
Comparable store net sales increase (7)	2.9%	1.5%	3.8%	0.4%
Number of stores at end of period (8)	173	151	173	151
Total square feet at end of period (8)	8,517,668	7,302,642	8,517,668	7,302,642

/1	Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(4)	Acquisition and integration costs represent expenses associated with the integration of Galyan’s.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(6)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement partially offset by interest income from the Company’s investments in marketable securities and held-to-maturity investments.

(7)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. Galyan’s stores will not be included in the comparable store base until 13 months after the completion of the re-branding and re-merchandising effort expected to occur by the end of the first half of 2005.

(8)	Excludes the 48 Galyan’s stores and their respective square footage of approximately 4.2 million square feet purchased on July 29, 2004.

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

13 Weeks Ended July 31, 2004 Compared to the 13 Weeks Ended August 2, 2003

Net Income

     Our net income increased by $2.5 million, or 16%, to $17.9 million for the 13 weeks ended July 31, 2004, from $15.4 million for the 13 weeks ended August 2, 2003. This represented an increase in diluted earnings per share of $0.03, or 10% to $0.34 from $0.31. The increase was due primarily to higher sales and gross profit partly offset by an increase in selling, general and administrative expenses.

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

     Gross profit increased by $22.6 million, or 23%, to $119.2 million for the 13 weeks ended July 31, 2004, from

$96.6 million for the 13 weeks ended August 2, 2003. As a percentage of net sales, gross profit increased to 28.6% for the 13 weeks ended July 31, 2004, from 27.3% for the 13 weeks ended August 2, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management. The gross profit percentage was also favorably impacted by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in the 13 weeks ended July 31, 2004 as compared to the 13 weeks ended August 2, 2003. This reclassification contributed approximately 34 basis points of the increase in gross profit margin for the quarter. These increases were partially offset by $1.2 million, or 28 basis points of expenses related to the relocation of three stores during the 13 weeks ended July 31, 2004.

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

     Pre-opening expenses increased by $1.1 million to $2.4 million for the 13 weeks ended July 31, 2004, from $1.3 million for the 13 weeks ended August 2, 2003. Pre-opening expenses increased primarily due to the opening of four new stores and the relocation of three stores during the 13 weeks ended July 31, 2004 compared to the opening of two new stores for the 13 weeks ended August 2, 2003.

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

26 Weeks Ended July 31, 2004 Compared to the 26 Weeks Ended August 2, 2003

Net Income

     Our net income increased by $6.6 million, or 30%, to $28.5 million for the 26 weeks ended July 31, 2004, from $21.9 million for the 26 weeks ended August 2, 2003. This represented an increase in diluted earnings per share of $0.09, or 20%, to $0.54 from $0.45. The increase was due primarily to higher sales and gross profit partly offset by an increase in selling, general and administrative expenses.

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

Income from Operations

     Income from operations increased by $11.7 million, or 32%, to $48.1 million for the 26 weeks ended July 31, 2004,

from $36.4 million for the 26 weeks ended August 2, 2003. The increase in income from operations is primarily a result of increased sales and gross profit partly offset by an increase in selling, general and administrative expenses.

     Gross profit increased by $42.4 million, or 24%, to $221.9 million for the 26 weeks ended July 31, 2004, from $179.5 million for the 26 weeks ended August 2, 2003. As a percentage of net sales, gross profit increased to 28.4% for the 26 weeks ended July 31, 2004, from 27.3% for the 26 weeks ended August 2, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management. The gross profit percentage was also favorably impacted by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in the 26 weeks ended July 31, 2004 as compared to the 26 weeks ended August 2, 2003. This reclassification contributed approximately 35 basis points of the increase in gross profit margin. These increases were partly offset by $1.2 million, or 15 basis points of expenses related to the relocation of three stores during the 26 weeks ended July 31, 2004.

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

     Pre-opening expenses increased by $1.6 million to $5.7 million for the 26 weeks ended July 31, 2004, from $4.1 million for the 26 weeks ended August 2, 2003. Pre-opening expenses were for the opening of ten new stores and the relocation of three stores for the 26 weeks ended July 31, 2004 compared to the opening of ten new stores and the relocation of one store for the 26 weeks ended August 2, 2003.

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

     The change in cash and cash equivalents is as follows:

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
Net cash provided by (used in) operating activities	$4,286	$(25,024)
Net cash used in investing activities	(387,347)	(13,768)
Net cash provided by financing activities	327,351	43,936

Net (decrease) increase in cash and cash equivalents	$(55,710)	$5,144

Operating Activities

     Cash used in operating activities for the 26 weeks ended July 31, 2004 decreased by $29.3 million to $4.3 million reflecting higher net income and changes in non-cash items and working capital. The decrease in the use of working capital is primarily due to an increase in the change in accounts payable and an increase in the change in income taxes payable partially offset by an increase in the change in inventory. The increase in the change in accounts payable was primarily due to the timing of spring and summer merchandise receipts in the first half of fiscal 2004 compared to the first half of fiscal 2003. Accordingly, the accounts payable balance was lower at January 31, 2004 due to an increase in inventory receipts in February 2004 as opposed to December and January of the previous year. The increase in the change in income taxes payable is primarily related to the tax benefit from the exercise of stock options of $21.5 million for the 26 weeks ended August 2, 2003 as compared to $6.1 million for the 26 weeks ended July 31, 2004. The increase in the change in inventory was primarily due to the opening of new stores resulting in 173 open stores as of July 31, 2004 as compared to 151 open stores as of August 2, 2003 and an increase in in-transit import inventory. This store count excludes Galyan’s stores, as that inventory is included in the investing activities section of the Statements of Cash Flows. The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

     Cash used in investing activities for the 26 weeks ended July 31, 2004 increased by $373.5 million to $387.3 million primarily reflecting the payment for the purchase of Galyan’s of $344.2 million, net of $17.9 million cash acquired and the net purchases of $20.0 million of held-to-maturity securities. Net capital expenditures increased $3.4 million as proceeds from sale-leaseback transactions increased $11.4 million while capital expenditures increased $14.8 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	26 Weeks Ended
	July 31,	August 2,
	2004	2003
New, relocated and remodeled stores	$27,758	$17,263
Future stores	371	503
Existing stores	3,181	4,161
Information systems	6,260	3,728
Administration and distribution	3,074	184

	$40,644	$25,839

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, among Dick’s Sporting Goods, Inc., Diamondbacks Acquisition Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004
3.1	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Filed herewith
4.1	Second Amended and Restated Credit Agreement, dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 29, 2004
10.1	Shareholder Tender Agreement, dated as of June 21, 2004, among Dick’s Sporting Goods, Inc., Diamondbacks Acquisition Inc., FS Equity Partners IV, L.P., Limited Brands, Inc. and G Trademark, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004
10.2	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 21, 2004
10.3	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001
10.4	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001
10.5	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 19, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of	Filed herewith

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
EVP — Chief Financial Officer (principal financial and accounting officer)

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