Form 10-Q/A
period 2004-10-30
DICKS SPORTING GOODS INC
filed 2005-05-20
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
———————————————

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

Commission File No. 001-31463

———————————————

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

Explanatory Note

     The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Dick’s Sporting Goods, Inc. for the quarterly period ended October 30, 2004 is to restate our condensed consolidated financial statements for the 13 and 39 Weeks Ended October 30, 2004 and November 1, 2003 and the Condensed Consolidated Balance Sheets as of October 30, 2004 and January 31, 2004 and related disclosures, as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on March 31, 2005.

     Except for the foregoing amended information required to reflect the effects of the restatement, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on December 3, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

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

     The effect of the restatement on the Company’s previously released Condensed Consolidated Statements of Income is a reduction of net income of $0.2 million for the 13 weeks ended October 30, 2004 and November 1, 2003, respectively, and a reduction of net income of $0.4 million for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively. We have corrected these errors through our restatement. There was no change to the previously released loss per share and earnings per share for the 13 weeks ended October 30, 2004 and November 1, 2003 of $(0.04) and $0.09. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $66.4 million as of October 30, 2004, and an increase in long-term deferred liabilities of $70.7 million as of October 30, 2004. In addition, there is an increase in the deferred tax asset of $1.7 million as of October 30, 2004, and a decrease in retained earnings of $2.5 million as of October 30, 2004.

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

     See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	$541,009	$338,164	$1,321,351	$996,413

Cost of goods sold, including occupancy and distribution costs	402,758	249,251	961,178	727,970

GROSS PROFIT	138,251	88,913	360,173	268,443

Selling, general and administrative expenses	124,832	80,210	292,863	219,295

Pre-opening expenses	5,483	3,036	11,195	7,112
Merger integration and store closing costs	7,742	—	7,793	—

INCOME FROM OPERATIONS	194	5,667	48,322	42,036

Gain on sale of investment	—	2,324	—	3,536
Interest expense, net	3,455	504	5,057	1,545
Other income	—	—	(1,000)	—

(LOSS) INCOME BEFORE INCOME TAXES	(3,261)	7,487	42,265	44,027

(Benefit) Provision for income taxes	(1,305)	2,995	17,705	17,611

NET (LOSS) INCOME	$(1,956)	$4,492	$24,560	$26,416

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.04)	$0.10	$0.51	$0.60
Diluted	$(0.04)	$0.09	$0.47	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,251	46,430	47,755	44,062
Diluted	48,251	51,168	52,731	49,854

See accompanying notes to unaudited consolidated financial statements.

4

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	$541,009	$338,164	$1,321,351	$996,413

Cost of goods sold, including occupancy and distribution costs	402,758	249,251	961,178	727,970

GROSS PROFIT	138,251	88,913	360,173	268,443

Selling, general and administrative expenses	124,832	80,210	292,863	219,295

Pre-opening expenses	5,483	3,036	11,195	7,112
Merger integration and store closing costs	7,742	—	7,793	—

INCOME FROM OPERATIONS	194	5,667	48,322	42,036

Gain on sale of investment	—	2,324	—	3,536
Interest expense, net	3,455	504	5,057	1,545
Other income	—	—	(1,000)	—

(LOSS) INCOME BEFORE INCOME TAXES	(3,261)	7,487	42,265	44,027

(Benefit) Provision for income taxes	(1,305)	2,995	17,705	17,611

NET (LOSS) INCOME	$(1,956)	$4,492	$24,560	$26,416

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.04)	$0.10	$0.51	$0.60
Diluted	$(0.04)	$0.09	$0.47	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,251	46,430	47,755	44,062
Diluted	48,251	51,168	52,731	49,854

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	October 30,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,810	$93,674
Accounts receivable, net	47,940	10,185
Income tax receivable	16,606	232
Inventories, net	625,043	254,360
Prepaid expenses and other current assets	15,085	5,222
Deferred income taxes	95	1,021

Total current assets	733,579	364,694

Property and equipment, net	333,229	144,402
Construction in progress — leased facilities	12,113	10,927
Goodwill	181,314	—
Other assets	36,074	23,337

TOTAL ASSETS	$1,296,309	$543,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$319,623	$118,383
Accrued expenses	137,977	72,090
Deferred revenue and other liabilities	32,257	37,037
Current portion of other long-term debt and capital leases	1,824	505

Total current liabilities	491,681	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	260,216	—
Other long-term debt and capital leases	8,125	3,411
Non-cash obligations for construction in progress — leased facilities	12,113	10,927
Deferred revenue and other liabilities	85,102	60,113

Total long-term liabilities	538,056	74,451

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	344	331
Class B common stock	140	141
Additional paid-in capital	174,042	175,748
Retained earnings	87,517	60,957
Accumulated other comprehensive income	4,529	3,717

Total stockholders’ equity	266,572	240,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,296,309	$543,360

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME — UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
NET (LOSS) INCOME	$(1,956)	$4,492	$26,560	$26,416
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain on available-for-sale securities, net of tax	1,368	1,198	812	5,606
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	(1,511)	—	(2,299)

COMPREHENSIVE (LOSS) INCOME	$(588)	$4,179	$27,372	$29,723

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004 (as previously reported)	33,052,882	$331	14,107,644	$141	$175,748	$63,044	$3,717	$242,981
Prior period adjustments (Note 3)	—	—	—	—	—	(2,087)	—	(2,087)

BALANCE, January 31, 2004 (as restated, see Note 3)	33,052,882	331	14,107,644	141	175,748	60,957	3,717	240,894

Exchange of Class B common stock for common stock	68,115	1	(68,115)	(1)	—	—	—	—

Exercise of stock options, including tax benefit of $12,098	1,226,253	11	—	—	15,632	—	—	15,643

Sale of common stock under employee stock purchase plan	84,659	1	—	—	1,762	—	—	1,763

Purchase of bond hedge, net of sale of warrant, including tax benefit of $1,600	—	—	—	—	(19,100)	—	—	(19,100)

Net income (as restated)	—	—	—	—	—	26,560	—	26,560

Unrealized gain on securities available-for-sale, net of taxes of $437	—	—	—	—	—	—	812	812

BALANCE, October 30, 2004 (as restated, see Note 3)	34,431,909	$344	14,039,529	$140	$174,042	$87,517	$4,529	$266,572

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,560	$26,416
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,280	12,993
Deferred income taxes	(337)	(4,330)
Tax benefit from exercise of stock options	12,098	23,594
Gain on sale of investment	—	(3,536)
Other non-cash items	—	2,067
Changes in assets and liabilities:
Accounts receivable	(28,381)	(7,472)
Inventories	(214,339)	(136,859)
Prepaid expenses and other assets	(11,830)	538
Accounts payable	94,268	43,530
Accrued expenses	(2,338)	2,961
Income taxes payable	2,014	(12,763)
Deferred construction allowances	25,407	10,575
Deferred revenue and other liabilities	(12,187)	4,779

Net cash used in operating activities	(84,785)	(37,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75,515)	(44,543)
Proceeds from sale-leaseback transactions	30,031	12,100
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	(351,382)	—
Purchase of held-to-maturity securities	(57,942)	—
Proceeds from sale of held-to-maturity securities	57,942	—
Proceeds from sale of available-for-sale investment	—	4,150
Increase in recoverable costs from developed properties	(7,102)	(1,963)

Net cash used in investing activities	(403,968)	(30,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	172,500	—
Revolving credit borrowings, net	260,216	50,141
(Payments) borrowings on other long-term debt and capital leases	(396)	463
Payment for purchase of bond hedge	(33,120)	—
Proceeds from issuance of warrant	12,420	—
Transaction costs for convertible notes	(5,786)	—
Proceeds from sale of common stock under employee stock purchase plan	1,763	1,342
Proceeds from exercise of stock options	3,545	12,385
Increase in bank overdraft	12,747	6,823
Transaction costs related to initial public offering	—	183

Net cash provided by financing activities	423,889	71,337

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(64,864)	3,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,674	11,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,810	$14,694

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$1,186	$9,434

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

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of October 30, 2004 and for the 13 and 39 weeks ended October 30, 2004 and November 1, 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 dated March 31, 2005, as filed with the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended October 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005 or any other period.

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

     The effect of the restatement on the Company’s previously released Condensed Consolidated Statements of Income is a reduction of net income of $0.2 million for the 13 weeks ended October 30, 2004 and November 1, 2003, respectively, and a reduction of net income of $0.4 million for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively. We have corrected these errors through our restatement. There was no change to the previously released loss per share and earnings per share for the 13 weeks ended October 30, 2004 and November 1, 2003 of $(0.04) and $0.09. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $66.4 million as of October 30, 2004, and an increase in long-term deferred liabilities of $70.7 million as of October 30, 2004. In addition, there is an increase in the deferred tax asset of $1.7 million as of October 30, 2004, and a decrease in retained earnings of $2.5 million as of October 30, 2004.

     This restatement of previously issued condensed consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.

     The impacts of these restatements on the condensed consolidated financial statements are summarized below (in thousands, except per share data):

	October 30, 2004
	As
	Previously	As
	Reported	Restated
Consolidated Balance Sheets:
Property and equipment, net	$266,795	$333,229
Other assets	34,386	36,074
Total assets	1,228,187	1,296,309
Long-term deferred revenue and other liabilities	14,449	85,102
Total long-term liabilities	467,403	538,056
Retained earnings	90,048	87,517
Total stockholders’ equity	269,103	266,572
Total liabilities and stockholders’ equity	1,228,187	1,296,309

	13 Weeks Ended October 30,		13 Weeks Ended November 1,
	2004		2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Operations:
Cost of goods sold, including occupancy and distribution costs	$402,848	$402,758	$249,325	$249,251
Gross profit	138,161	138,251	88,839	88,913
Pre-opening expenses	5,101	5,483	2,594	3,036
Income from operations	486	194	6,035	5,667
Income before income taxes	(2,969)	(3,261)	7,855	7,487
Provision for income taxes	(1,188)	(1,305)	3,142	2,995
Net income	(1,781)	(1,956)	4,713	4,492

	39 Weeks Ended October 30,		39 Weeks Ended November 1,
	2004		2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Income:
Cost of goods sold, including occupancy and distribution costs	$961,431	$961,178	$728,179	$727,970
Gross profit	359,920	360,173	268,234	268,443
Pre-opening expenses	10,200	11,195	6,212	7,112
Income from operations	49,064	48,322	42,727	42,036
Income before taxes	45,007	44,265	44,718	44,027
Provision for income taxes	18,003	17,705	17,887	17,611
Net income	27,004	26,560	26,831	26,416
Earnings per common share:
Basic	0.57	0.56	0.61	0.60
Diluted	0.51	0.50	0.54	0.53

	39 Weeks Ended October 30,		39 Weeks Ended November 1,
	2004		2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Cash Flows:
Net income	$27,004	$26,560	$26,831	$26,416
Deferred income taxes	(40)	(337)	(4,053)	(4,330)
Deferred construction allowances	—	25,407	—	10,575
Deferred revenue and other liabilities	(14,075)	(12,187)	2,681	4,779
Net cash used in operating activities	(111,339)	(84,785)	(49,488)	(37,507)
Capital expenditures	(48,961)	(75,515)	(32,562)	(44,543)
Net cash used in investing activities	(377,414)	(403,968)	(18,275)	(30,256)

	13 Weeks Ended October 30,		13 Weeks Ended November 1,
	2004		2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Comprehensive Income (Loss):
Comprehensive income (loss)	$(413)	$(588)	$4,400	$4,179

	39 Weeks Ended October 30,		39 Weeks Ended November 1,
	2004		2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Comprehensive Income:
Comprehensive income	$27,816	$27,372	$30,138	$29,723

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

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(Unaudited, in thousands, except per share amounts)
Net sales	$541,009	$485,432	$1,660,595	$1,435,990

Net (loss) income	$(1,956)	$(271)	$14,107	$16,506

Basic earnings per share	$(0.04)	$—	$0.30	$0.37

Diluted earnings per share	$(0.04)	$—	$0.27	$0.33

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

6. Store and Corporate Office Closings

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

7. Stock-Based Compensation

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

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net (loss) income, as reported	$(1,956)	$4,492	$26,560	$26,416
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,607)	(814)	(7,821)	(2,049)

Pro-forma net (loss) income	$(4,563)	$3,678	$18,739	$24,367

Earnings per share:
Basic — as reported	$(0.04)	$0.10	$0.56	$0.60
Basic — pro-forma	$(0.09)	$0.08	$0.39	$0.55

Diluted — as reported	$(0.04)	$0.09	$0.50	$0.53
Diluted — pro-forma	$(0.09)	$0.07	$0.36	$0.49

8. Earnings Per Share

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

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended
	October 30,	November 1,
	2004	2003
	(In thousands, except per share data)
Earnings per common share — Basic:
Net (loss) income	$(1,956)	$4,492
Weighted average common shares outstanding	48,251	46,430
(Loss) earnings per common share	$(0.04)	$0.10

Earnings per common share — Diluted:
Net (loss) income	$(1,956)	$4,492
Weighted average common shares outstanding — basic	48,251	46,430
Stock options	—	4,738

Weighted average common shares outstanding	48,251	51,168
(Loss) earnings per common share	$(0.04)	$0.09

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
	(In thousands, except per share data)
Earnings per common share — Basic:
Net income	$26,560	$26,416
Weighted average common shares outstanding	47,755	44,062
Earnings per common share	$0.56	$0.60

Earnings per common share — Diluted:
Net income	$26,560	$26,416
Weighted average common shares outstanding — basic	47,755	44,062
Stock options	4,976	5,792

Weighted average common shares outstanding	52,731	49,854
Earnings per common share	$0.50	$0.53

9. Senior Convertible Notes

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

10. Revolving Credit Agreement

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

11. Stock Split

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

OVERVIEW (restated)

     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Condensed Consolidated Statements of Operations for the 13 weeks ended October 30, 2004 reflect the results of the combined company for the entire 13 weeks whereas the results for the 39 weeks ended October 30, 2004 reflect the results of Dick’s Sporting Goods on a stand-alone basis from February 1, 2004 to July 28, 2004 and the combined company from the acquisition date of July 29, 2004 to October 30, 2004. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of October 30, 2004, the Company operated 233 stores in 32 states primarily throughout the Eastern half of the United States under the Dick’s Sporting Goods and Galyan’s names.

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

     The effect of the restatement on the Company’s previously released Condensed Consolidated Statements of Income is a reduction of net income of $0.2 million for the 13 weeks ended October 30, 2004 and November 1, 2003, respectively, and a reduction of net income of $0.4 million for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively. We have corrected these errors through our restatement. There was no change to the previously released loss per share and earnings per share for the 13 weeks ended October 30, 2004 and November 1, 2003 of $(0.04) and $0.09. The effect of the restatement on previously released earnings per share is a reduction in earnings per share of $0.01 for the 39 Weeks Ended October 30, 2004 and November 1, 2003, respectively.

     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $66.4 million as of October 30, 2004, and an increase in long-term deferred liabilities of $70.7 million as of October 30, 2004. In addition, there is an increase in the deferred tax asset of $1.7 million as of October 30, 2004, and a decrease in retained earnings of $2.5 million as of October 30, 2004.

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

     Executive Summary

     The Company reported a net loss for the 13 weeks ended October 30, 2004 of $2.0 million, or $(0.04) per diluted share, as compared to net income of $4.5 million and earnings per share of $0.09 per diluted share for the 13 weeks ended November 1, 2003. The decrease in earnings was attributable to a loss from operations of the Galyan’s stores acquired in July 2004, which were not in last year’s results, merger integration and store closing costs associated with the Galyan’s business of $7.7 million, and higher interest expense also associated with the Galyan’s acquisition.

     Net sales increased 60%, or $202.8 million to $541.0 million for the 13 weeks ended October 30, 2004 from $338.2 million for the 13 weeks ended November 1, 2003. This increase resulted primarily from a comparable store sales increase of 1.5%, or $4.6 million and $198.2 million from the net addition of 37 new stores and 49 Galyan’s stores in the last five quarters, which are not included in the comparable store base.

     Income from operations decreased 96%, or $5.5 million, to $0.2 million for the 13 weeks ended October 30, 2004, from $5.7 million for the 13 weeks ended November 1, 2003 due primarily to increased sales and gross profit offset by $7.7 million of merger integration and store closing costs.

     As a percentage of net sales, gross profit decreased to 25.6% for the 13 weeks ended October 30, 2004, from 26.3% for the 13 weeks ended November 1, 2003. The decrease in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management, offset by higher Galyan’s occupancy costs as a percentage of sales. The current quarter’s occupancy costs includes a lease termination charge related to the closure of one Dick’s store.

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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

     The following table presents for the periods indicated selected items in the Consolidated Statements of Operations as a percentage of the Company’s net sales, as well as other selected data which provides a further understanding of our business:

	13 Weeks Ended (1)		39 Weeks Ended (1)
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales (2)	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs (3)	74.4	73.7	72.7	73.1

Gross profit	25.6	26.3	27.3	26.9
Selling, general and administrative expenses (4)	23.1	23.7	22.2	22.0
Pre-opening expenses (5)	1.0	0.9	0.8	0.7
Merger integration and store closing costs (6)	1.4	0.0	0.6	0.0

Income from operations	0.0	1.7	3.7	4.2
Gain on sale of investment	0.0	0.7	0.0	0.4
Interest expense, net (7)	0.6	0.1	0.4	0.2
Other income	0.0	0.0	0.1	0.0

(Loss) income before income taxes	(0.6)	2.2	3.3	4.4
(Benefit) provision for income taxes	(0.2)	0.9	1.3	1.8

Net (loss) income	(0.4)%	1.3%	2.0%	2.7%

Other Data:
Comparable store net sales increase (8)	1.5%	2.5%	3.0%	1.0%
Number of stores at end of period (9)	233	162	233	162
Total square feet at end of period (9)	13,474,358	7,869,138	13,474,358	7,869,138

(1)	Columns may not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(6)	Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement partially offset by interest income from the Company’s investments in marketable securities and held-to-maturity investments.

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. Galyan’s stores will be included in the comparable store base in the 14th full month after the completion of the re-branding and re-merchandising effort expected to occur by the end of the first half of 2005.

(9)	Number of stores at end of period and total square feet at end of period represents the combined companies as of October 30, 2004 and Dick’s Sporting Goods, Inc. stand-alone as of November 1, 2003.

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

13 Weeks Ended October 30, 2004 Compared to the 13 Weeks Ended November 1, 2003

Net Loss

     The Company reported a net loss for the 13 weeks ended October 30, 2004 of $2.0 million, or $(0.04) per diluted share, as compared to net income of $4.5 million and earnings per share of $0.09 per diluted share for the 13 weeks ended November 1, 2003. The decrease was due to merger integration and store closing costs of $7.7 million and higher interest expense associated with the acquisition of Galyan’s.

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

Income from Operations

     Income from operations decreased 96%, or $5.5 million to $0.2 million for the 13 weeks ended October 30, 2004, from $5.7 million for the 13 weeks ended November 1, 2003 due primarily to increased sales and gross profit offset by $7.7 million of merger integration and store closing costs and an increase in selling, general and administrative expenses.

     Gross profit increased by $49.4 million, or 56%, to $138.3 million for the 13 weeks ended October 30, 2004, from $88.9 million for the 13 weeks ended November 1, 2003. As a percentage of net sales, gross profit decreased to 25.6% for the 13 weeks ended October 30, 2004, from 26.3% for the 13 weeks ended November 1, 2003. The decrease in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies and inventory management, offset by higher Galyan’s occupancy costs (94 basis points). The prior year quarter gross profit percentage was also favorably impacted 16 basis points by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold, as fewer of these funds were directly tied to advertising expenditures in the prior year quarter as compared to the current year quarter.

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

     Pre-opening expenses increased by $2.5 million to $5.5 million for the 13 weeks ended October 30, 2004, from $3.0 million for the 13 weeks ended November 1, 2003. Pre-opening expenses increased primarily due to the opening of 14 new stores during the 13 weeks ended October 30, 2004 and five stores that opened early in November 2004 compared to the opening of 11 new stores for the 13 weeks ended November 1, 2003.

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

39 Weeks Ended October 30, 2004 Compared to the 39 Weeks Ended November 1, 2003

Net Income

     Our net income increased by $0.2 million to $26.6 million for the 39 weeks ended October 30, 2004, from $26.4 million for the 39 weeks ended November 1, 2003. This represented a decrease in diluted earnings per share of $0.03 to $0.50 from $0.53. The increase was due primarily to higher sales and gross profit partly offset by merger integration and store closing costs associated with the acquisition of Galyan’s and an increase in selling, general and administrative expenses.

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

Income from Operations

     Income from operations increased by $6.3 million, or 15%, to $48.3 million for the 39 weeks ended October 30, 2004, from $42.0 million for the 39 weeks ended November 1, 2003. The increase in income from operations is primarily a result of increased sales and gross profit partly offset by $7.8 million of merger integration and store closing costs and an increase in selling, general and administrative expenses.

     Gross profit increased by $91.8 million, or 34%, to $360.2 million for the 39 weeks ended October 30, 2004, from $268.4 million for the 39 weeks ended November 1, 2003. As a percentage of net sales, gross profit increased to 27.3% for the 39 weeks ended October 30, 2004, from 26.9% for the 39 weeks ended November 1, 2003. The increase in gross profit percentage was primarily due to improved selling margins in the majority of the Company’s product categories as a result of improved purchasing efficiencies partly offset by higher Galyan’s occupancy costs (49 basis points).

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

     Pre-opening expenses increased by $4.1 million to $11.2 million for the 39 weeks ended October 30, 2004, from $7.1 million for the 39 weeks ended November 1, 2003. Pre-opening expenses were for the opening of 23 Dick’s stores, one Galyan’s store and the relocation of three Dick’s stores for the 39 weeks ended October 30, 2004 and five stores that opened early in November 2004 compared to the opening of 21 new stores and the relocation of one store for the 39 weeks ended November 1, 2003.

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

     The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
Net cash used in operating activities	$(84,785)	$(37,507)
Net cash used in investing activities	(403,968)	(30,256)
Net cash provided by financing activities	423,889	71,337

Net (decrease) increase in cash and cash equivalents	$(64,864)	$3,574

Operating Activities

     Cash used in operating activities for the 39 weeks ended October 30, 2004 increased by $47.3 million to $84.8 million reflecting primarily changes in non-cash items and working capital. The increase in the use of working capital is primarily due to an increase in the change in inventory and accounts receivable partially offset by an increase in the change in accounts payable. The increase in the change in inventory and the increase in the change in accounts payable were primarily due to the increase in purchases for the Galyan’s stores for the third quarter 2004 and the increase in fall and winter receipts in fiscal 2004 compared to fiscal 2003 as well as an increase in in-transit inventory. The increase in the change in accounts receivable is primarily related to an increase in the number of stores that have landlord contributions and an increase in the income tax receivable. The cash flow from operating the Company’s stores is a significant source of liquidity on an annual basis and will continue to be used in 2004 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores. Thus, net sales are essentially on a cash basis.

Investing Activities

     Cash used in investing activities for the 39 weeks ended October 30, 2004 increased by $373.7 million to $404.0 million primarily reflecting the payment for the purchase of Galyan’s of $351.4 million, net of $17.9 million cash acquired. Net capital expenditures increased $13.1 million as proceeds from sale-leaseback transactions increased $17.9 million while capital expenditures increased $31.0 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	39 Weeks Ended
	October 30,	November 1,
	2004	2003
New, relocated and remodeled stores	$57,109	$29,185
Future stores	746	3,871
Existing stores	5,042	5,728
Information systems	9,091	5,252
Administration and distribution	3,527	507

	$75,515	$44,543

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

     The Company intends to close nine stores in conjunction with the conversion, six Dick’s stores and three Galyan’s stores, the Galyan’s clearance center and the Galyan’s corporate headquarters. The Company also expects merger integration and store closing costs of approximately $70 million pre-tax, of which $7.7 million was incurred in the 13 weeks ended October 30, 2004. The Company estimates future merger costs of $35 million in the fourth quarter of 2004, $17 million in fiscal 2005, with the balance in fiscal 2006 and beyond which relates to future lease payments on closed stores. These costs include the expense of closing stores, advertising the re-branding of Galyan’s stores, duplicative costs, recruiting and system conversion costs. In addition, Galyan’s store and corporate office estimated closing costs totaling $35 million as of October 30, 2004 are included in the purchase price allocation, which results in an increase in goodwill.

     As discussed in the notes to the unaudited condensed consolidated financial statements, we do not recognize expense for stock option grants or our employee stock purchase plan. The Financial Accounting Standards Board (“FASB”) has proposed a new standard, which would require expense recognition in our Consolidated Statements of Income for stock option grants and certain employee stock purchase plans. As currently proposed by the FASB, the new standard would be effective beginning in our third fiscal quarter of 2005. We will adopt any new standard when the FASB completes its standard-setting process and the new standard is effective.

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