Form 10-Q
period 2005-04-30
DICKS SPORTING GOODS INC
filed 2005-05-20
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes  ☑   No  ☐

The number of shares of common stock and Class B common stock outstanding at May 11, 2005 was 35,409,394 and 13,920,845, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in thousands, except per share data)

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales	$570,843	$364,207

Cost of goods sold, including occupancy and distribution costs	418,871	261,449

GROSS PROFIT	151,972	102,758

Selling, general and administrative expenses	126,269	82,167

Pre-opening expenses	2,645	3,269
Merger integration and store closing costs	32,481	—

(LOSS) INCOME FROM OPERATIONS	(9,423)	17,322

Interest expense, net	2,795	642
Other income	—	1,000

(LOSS) INCOME BEFORE INCOME TAXES	(12,218)	17,680

(Benefit) Provision for income taxes	(4,887)	7,072

NET (LOSS) INCOME	$(7,331)	$10,608

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.15)	$0.22
Diluted	$(0.15)	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49,054	47,321
Diluted	49,054	52,392

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	April 30,	January 29,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,757	$18,886
Accounts receivable, net	43,295	30,611
Income tax receivable	17,316	7,202
Inventories, net	533,310	457,618
Prepaid expenses and other current assets	11,377	8,772
Deferred income taxes	8,011	7,966

Total current assets	647,066	531,055

Property and equipment, net	362,232	349,098
Construction in progress — leased facilities	22,671	15,233
Goodwill	157,227	157,245
Other assets	33,961	32,417

TOTAL ASSETS	$1,223,157	$1,085,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$276,432	$211,685
Accrued expenses	157,812	141,465
Deferred revenue and other liabilities	40,425	48,882
Current portion of other long-term debt and capital leases	635	635

Total current liabilities	475,304	402,667

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	122,462	76,094
Other long-term debt and capital leases	8,638	8,775
Non-cash obligations for construction in progress — leased facilities	22,671	15,233
Deferred revenue and other liabilities	105,963	96,112

Total long-term liabilities	432,234	368,714

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	354	348
Class B common stock	139	140
Additional paid-in capital	190,500	181,321
Retained earnings	122,531	129,862
Accumulated other comprehensive income	2,095	1,996

Total stockholders’ equity	315,619	313,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,223,157	$1,085,048

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April, 30,	May 1,
	2005	2004
NET (LOSS) INCOME	$(7,331)	$10,608
OTHER COMPREHENSIVE (LOSS) INCOME:

Unrealized gain on available-for-sale securities, net of tax	99	145

COMPREHENSIVE (LOSS) INCOME	$(7,232)	$10,753

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 29, 2005	34,790,358	$348	14,039,529	$140	$181,321	$129,862	$1,996	$313,667

Exchange of Class B common stock for common stock	118,684	1	(118,684)	(1)	—	—	—	—

Exercise of stock options, including tax benefit of $5,618	499,474	5	—	—	8,568	—	—	8,573

Tax benefit on convertible note bond hedge	—	—	—	—	611	—	—	611

Net loss	—	—	—	—	—	(7,331)	—	(7,331)

Unrealized gain on securities available-for-sale, net of taxes of $52	—	—	—	—	—	—	99	99

BALANCE, April 30, 2005	35,408,516	$354	13,920,845	$139	$190,500	$122,531	$2,095	$315,619

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,331)	$10,608
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,779	4,296
Deferred income taxes	(2,194)	(828)
Tax benefit from exercise of stock options	5,618	2,895
Tax benefit on bond hedge	611	—
Changes in assets and liabilities:
Accounts receivable	(16,500)	(3,956)
Inventories	(75,692)	(60,239)
Prepaid expenses and other assets	(2,078)	(1,569)
Accounts payable	41,050	33,213
Accrued expenses	8,190	(6,012)
Income taxes payable	—	3,709
Deferred construction allowances	3,392	2,504
Deferred revenue and other liabilities	(775)	(7,173)

Net cash used in operating activities	(32,930)	(22,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,839)	(13,619)
Proceeds from sale-leaseback transactions	5,034	12,152
Purchase of held-to-maturity securities	—	(47,943)
Increase in recoverable costs from developed properties	(5,839)	(3,230)

Net cash used in investing activities	(25,644)	(52,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	172,500
Revolving credit borrowings, net	46,368	—
Payments on other long-term debt and capital leases	(137)	(123)
Payment for purchase of bond hedge	—	(33,120)
Proceeds from issuance of warrant	—	12,420
Transaction costs for convertible notes	—	(5,786)
Proceeds from exercise of stock options	2,955	1,254
Increase in bank overdraft	24,259	7,151

Net cash provided by financing activities	73,445	154,296

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,871	79,104
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,886	93,674

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,757	$172,778

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$7,438	$11,407
Accrued property and equipment	$7,586	$—

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company

     On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. (“Galyan’s”). The Consolidated Statements of Operations for the 13 weeks ended April 30, 2005 reflect the results of the combined company for the entire 13 weeks. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of April 30, 2005 and for the 13 weeks ended April 30, 2005 and May 1, 2004 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2005 dated March 31, 2005 as filed with the Securities and Exchange Commission. Operating results for the 13 weeks ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006 or any other period.

3. Business Combination

     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. As of April 30, 2005, $157.2 million of goodwill was recorded as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company has received an independent appraisal for certain assets and is in the process of refining its internal fair value estimates for certain assets and liabilities; therefore, the allocation of the purchase price is preliminary and the final allocation may differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$158,572
Other current assets	62,002
Property and equipment, net	164,515
Other long term assets, excluding goodwill	4,349
Goodwill	157,227
Favorable leases	5,310
Accounts payable	(94,222)
Accrued expenses	(60,419)
Other current liabilities	(11,403)
Long-term debt	(5,933)
Other long-term liabilities	(10,426)

Fair value of net assets acquired, including intangibles	$369,572

     As of April 30, 2005, the Company had accrued expenses of $1.5 million related to Galyan’s associate severance, retention bonuses and relocation and $1.5 million related to the four closed Galyan’s stores, which consists primarily of rent, common area maintenance and real estate taxes. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“Issue 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as a liability assumed in the acquisition. The Company is continuing to assess and complete the integration plans, which may result in changes to those accruals and reserves recorded.

     The following table summarizes the activity in 2005 (in thousands):

			Inventory
		Liabilities established	reserve
	Associate severance,	for the closing	for discontinued
	retention and	of Galyan’s stores and	Galyan’s
	relocation	corporate headquarters	merchandise	Total
Balance at January 29, 2005	$3,620	$3,673	$6,310	$13,603

Cash paid	(1,983)	(2,211)	—	(4,194)
Adjustments to the estimate	(107)	—	—	(107)
Clearance of discontinued Galyan’s merchandise	—	—	(5,183)	(5,183)

Balance at April 30, 2005	$1,530	$1,462	$1,127	$4,119

     The $5.2 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise was recorded as a reduction of cost of sales for the 13 weeks ended April 30, 2005. The Company believes that the remaining reserves are adequate to complete its integration plan and expects payments to be substantially completed by the end of fiscal 2005 with the balance in fiscal 2006 and beyond which relates primarily to future lease payments on closed stores.

     The following unaudited pro-forma summary presents information as if Galyan’s had been acquired at the beginning of each period presented. The pro-forma amounts include certain reclassifications to Galyan’s amounts to conform them to the Company’s presentation, and an increase in interest expense of $1.9 million for the 13 weeks ended May 1, 2004 to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of the period. The pro-forma amounts do not reflect any benefits from economies, which may be achieved from combining the operations.

     The pro-forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

13 Weeks Ended
May 1,
2004
Net sales	$521,169

Net income	$5,045

Basic earnings per share	$0.11

Diluted earnings per share	$0.10

4. Goodwill and Other Intangible Assets

     In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”. As of April 30, 2005, the $157.2 million of goodwill was recorded as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of Galyan’s are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.

     Acquired intangible assets subject to amortization at April 30, 2005 were as follows (in thousands):

	April 30, 2005
Intangible assets subject to		Accumulated
amortization:	Gross Amount	Amortization
Favorable leases	$5,310	$2

     Amortization expense for intangible assets subject to amortization was $0.1 million for the 13 weeks ended April 30, 2005. The estimated economic useful life is 11 years. The annual amortization expense of the favorable leases recorded as of April 30, 2005 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2005 (remaining nine months)	$47
2006	142
2007	241
2008	345
2009	453
Thereafter	4,084

Total	$5,312

5. Store and Corporate Office Closings

     As a result of the Galyan’s acquisition, the Company decided to close six Dick’s Sporting Goods stores and four Galyan’s stores, the Galyan’s clearance center and the Galyan’s corporate headquarters. As of April 30, 2005, the Company had recorded $1.5 million of reserves and write-offs, net of cash payments for leases and other exit costs, related to the closings of the Galyan’s locations. See Note 3 for a summary of the activity of the Galyan’s store closing reserves during the quarter.

     In the first quarter of fiscal 2005, the Company closed four Dick’s stores due to the acquisition. The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition:

Lease and
Other Costs
Balance at January 29, 2005	$3,191
Expense charged to earnings	17,177
Cash payments for leases and other costs	(912)

Balance at April 30, 2005	$19,456

     The expense charged to earnings of $17.2 million was recorded in merger integration and store closing costs in the Consolidated Statements of Operations. The amounts above relate to store rent, common area maintenance and real estate taxes, and other contractual obligations.

6. Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense has been recognized where the exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant. The pro-forma net income and earnings per share in the following table illustrates the effect on net (loss) income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands, except per share data)
Net (loss) income, as reported	$(7,331)	$10,608
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,380)	(2,646)

Pro-forma net (loss) income	$(10,711)	$7,962

Earnings per share:
Basic — as reported	$(0.15)	$0.22
Basic — pro-forma	$(0.22)	$0.17

Diluted — as reported	$(0.15)	$0.20
Diluted — pro-forma	$(0.22)	$0.15

7. Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 13 weeks ended April 30, 2005 calculation as they were anti-dilutive. In addition, since we had a loss from operations for the 13 weeks ended April 30, 2005, 4,604,415 shares were excluded from the calculation of diluted loss per common share, as these stock options were anti-dilutive.

     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands, except per share data)
Earnings per common share — Basic:
Net (loss) income	$(7,331)	$10,608
Weighted average common shares outstanding	49,054	47,321
(Loss) earnings per common share	$(0.15)	$0.22

Earnings per common share — Diluted:
Net (loss) income	$(7,331)	$10,608
Weighted average common shares outstanding — basic	49,054	47,321
Stock options	—	5,071

Weighted average common shares outstanding	49,054	52,392
(Loss) earnings per common share	$(0.15)	$0.20

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

OVERVIEW

     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Consolidated Statements of Operations for the 13 weeks ended April 30, 2005 reflect the results of the combined company for the entire 13 weeks. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of April 30, 2005, the Company operated 236 stores in 34 states primarily throughout the Eastern half of the United States.

     Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

     Executive Summary

     The Company reported a net loss for the 13 weeks ended April 30, 2005 of $7.3 million or $(0.15) per share as compared to net income of $10.6 million, or $0.20 per share for the 13 weeks ended May 1, 2004. The decrease was primarily due to merger integration and store closing costs of $19.5 million, after tax, and higher occupancy costs as a percentage of sales, partially offset by an increase in the merchandise margin percentage and lower selling, general and administrative expenses as a percentage of sales.

     Net sales increased 57%, or $206.6 million to $570.8 million for the 13 weeks ended April 30, 2005 from $364.2 million for the 13 weeks ended May 1, 2004. This increase resulted primarily from a comparable store sales increase of 3.2%, or $10.5 million, and $196.1 million from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base, and the acquired Galyan’s stores which we are planning to include in the comparable store base beginning in the second quarter of fiscal 2006, as the re-branding and re-merchandising effort of all converted Galyan’s stores has been substantially completed as of the end of the first quarter of 2005.

     The Company recorded an operating loss for the 13 weeks ended April 30, 2005 of $9.4 million compared with operating income for the 13 weeks ended May 1, 2004 of $17.3 million. The decrease was primarily due to $32.5 million of merger integration and store closing costs and higher occupancy costs as a percentage of sales, partially offset by an increase in the merchandise margin percentage and lower selling, general and administrative expenses as a percentage of sales.

     As a percentage of net sales, gross profit decreased to 26.6% for the 13 weeks ended April 30, 2005, from 28.2% for the 13 weeks ended May 1, 2004. The decrease in gross profit percentage was primarily due to higher occupancy costs and freight as a percentage of sales partially offset by an increase in the merchandise margin percentage.

     During the first quarter we leveraged selling, general and administrative expenses by 44 basis points. The decrease as a percentage of sales was due primarily to a decrease in advertising expense and administrative expenses, partially offset by higher store payroll expense.

     The operations of Galyan’s are included in the entire 13 week period ended April 30, 2005. Prior year results include Dick’s Sporting Goods, Inc. on a stand-alone basis. As of April 30, 2005, we have substantially completed the modification of the interior of the stores and have effected changes to the merchandise assortment. See “Outlook” below.

     We ended the first quarter with $122.5 million of outstanding borrowings on our line of credit as compared to $76.1 at January 29, 2005. The increase was primarily due to using the line to fund our seasonal borrowing requirements, merger integration expenses, and capital expenditures. Excess borrowing availability totaled $185.8 million at April 30, 2005.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

     The following table presents for the periods indicated selected items in the Consolidated Statements of Operations as a percentage of the Company’s net sales, as well as other selected data which provides a further understanding of our business:

	13 Weeks Ended (1)
	April 30,	May 1,
	2005	2004
Net sales (2)	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs (3)	73.4	71.8

Gross profit	26.6	28.2
Selling, general and administrative expenses (4)	22.1	22.6
Pre-opening expenses (5)	0.5	0.9
Merger integration and store closing costs (6)	5.7	0.0

(Loss) income from operations	(1.7)	4.8
Interest expense, net (7)	0.5	0.2
Other income	0.0	0.3

(Loss) income before income taxes	(2.1)	4.9
(Benefit) provision for income taxes	(0.9)	1.9

Net (loss) income	(1.3%)	2.9%

Other Data:
Comparable store net sales increase (8)	3.2%	4.6%
Number of stores at end of period (9)	236	169
Total square feet at end of period (9)	13,601,586	8,284,583

     (1) Columns do not add due to rounding.

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

     (6) Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of former Galyan’s stores as Dick’s stores, duplicative administrative costs, recruiting and system conversion costs.

     (7) Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

     (8) Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. The conversion, re-merchandising and grand re-opening of the former Galyan’s stores to Dick’s stores is essentially complete. Since the conversion is completed, the former Galyan’s stores will be included in the comparable store sales base beginning in the second quarter of fiscal 2006.

     (9) Number of stores at end of period and total square feet at end of period represents the combined companies as of April 30, 2005 and Dick’s Sporting Goods, Inc. stand-alone as of May 1, 2004.

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

Business Combinations

     Our acquisition of Galyan’s is accounted for under the purchase method of accounting. The assets and liabilities of Galyan’s are adjusted to their fair values and the excess of the purchase price over the net assets acquired is recorded as goodwill. The purchase price allocation as of April 30, 2005 is preliminary. The determination of fair values involves the use of estimates and assumptions, which will require adjustments in the future. While we believe the factors considered and the independent appraisal performed will provide a reasonable basis for determining fair value, we cannot guarantee that the estimates and assumptions used will prevent adjustments to those estimates in future periods.

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

13 Weeks Ended April 30, 2005 Compared to the 13 Weeks Ended May 1, 2004

Net Loss

     The Company reported a net loss for the 13 weeks ended April 30, 2005 of $7.3 million or $(0.15) per share as compared to net income of $10.6 million, or $0.20 per share for the 13 weeks ended May 1, 2004. The decrease was primarily due to merger integration and store closing costs of $19.5 million, after tax, and higher occupancy costs as a percentage of sales, partially offset by an increase in the merchandise margin percentage and lower selling, general and administrative expenses as a percentage of sales.

Net Sales

     Net sales increased by $206.6 million, or 57%, to $570.8 million for the 13 weeks ended April 30, 2005, from $364.2 million for the 13 weeks ended May 1, 2004. This increase resulted primarily from a comparable store sales increase of 3.2%, or $10.5 million and $196.1 million from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base, and the acquired Galyan’s stores which we are planning to include in the comparable store base beginning in the second quarter of fiscal 2006, as the re-branding and re-merchandising effort of all converted Galyan’s stores has essentially been completed as of the end of the first quarter of 2005.

     The increase in comparable store sales is mostly attributable to sales increases throughout much of our business, including athletic footwear and apparel, exercise, cleats, women’s rugged/outdoor apparel, and sports games and accessories. Those favorable results were partially offset by sales declines in bikes, paintball, inline skates, fishing tackle and hockey.

     Private Label Sales

     For the 13 weeks ended April 30, 2005, private label product sales in total for all stores represented 10.1% of sales, an increase from last year’s 7.7% on a proforma Dick’s and Galyan’s combined basis. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.

     Store Count

     During the quarter we opened seven stores compared to the opening of six new stores for the 13 weeks ended May 1, 2004. We closed four Dick’s stores and one Galyan’s store during the quarter, all of which were stores in overlapping trade areas due to the Galyan’s acquisition.

     Loss from Operations

     The Company recorded an operating loss for the 13 weeks ended April 30, 2005 of $9.4 million compared with operating income for the 13 weeks ended May 1, 2004 of $17.3 million. The decrease was primarily due to $32.5 million of merger integration and store closing costs and higher occupancy costs as a percentage of sales, partially offset by an increase in the merchandise margin percentage and lower selling, general and administrative expenses as a percentage of sales.

     Gross profit increased by $49.2 million, or 48%, to $152.0 million for the 13 weeks ended April 30, 2005, from $102.8 million for the 13 weeks ended May 1, 2004. As a percentage of net sales, gross profit decreased to 26.6% for the 13 weeks ended April 30, 2005, from 28.2% for the 13 weeks ended May 1, 2004. The decrease in gross profit percentage was primarily due to higher occupancy costs and freight as a percentage of sales partially offset by an increase in the merchandise margin percentage.

     Selling, general and administrative expenses increased by $44.1 million to $126.3 million for the 13 weeks ended April 30, 2005, from $82.2 million for the 13 weeks ended May 1, 2004 due primarily to an increase in store count and continued investment in corporate and store infrastructure. As a percentage of net sales, selling, general and administrative expenses decreased from 22.6% for the 13 weeks ended May 1, 2004 to 22.1% for the 13 weeks ended April 30, 2005. The percentage decrease was a result of lower advertising expense (81 basis points), a decreases in corporate administrative expenses (61 basis points) as a result of synergies gained due to the acquisition, partially offset by higher store payroll and related fringe benefit expense (106 basis points).

     Merger integration and store closing costs associated with the purchase of Galyan’s were $32.5 million, or 5.7% of sales for the 13 weeks ended April 30, 2005. These costs consisted primarily of $18.2 million of store closing costs associated with the closed Dick’s stores, $12.2 million of advertising expense related to the conversion of Galyan’s stores to

Dick’s stores, and $2.1 million of other costs.

     Pre-opening expenses decreased by $0.7 million to $2.6 million for the 13 weeks ended April 30, 2005, from $3.3 million for the 13 weeks ended May 1, 2004. Pre-opening expenses decreased primarily due to the opening of the seven new stores earlier in the quarter during the 13 weeks ended April 30, 2005 when compared to the opening of six new stores for the 13 weeks ended May 1, 2004.

Other Income

     Other income for the 13 weeks ended May 1, 2004 included a $1.0 million award arising out of a court order related to our unsuccessful effort to acquire the assets of Bob’s Store, Inc.

Interest Expense, Net

     Interest expense, net, increased by $2.2 million to $2.8 million for the 13 weeks ended April 30, 2005, from $0.6 million for the 13 weeks ended May 1, 2004 due primarily to interest expense on our revolving credit borrowings that were used to acquire Galyan’s and reduced interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main sources of liquidity for the 13 weeks ended April 30, 2005 have been our borrowings pursuant to the Credit Agreement and proceeds from sale-leaseback transactions.

     The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
Net cash used in operating activities	$(32,930)	$(22,552)
Net cash used in investing activities	(25,644)	(52,640)
Net cash provided by financing activities	73,445	154,296

Net increase in cash and cash equivalents	$14,871	$79,104

Operating Activities

     Cash used in operating activities for the 13 weeks ended April 30, 2005 increased by $10.4 million to $32.9 million reflecting lower net income of $17.9 million and an increase in the change in assets and liabilities of $2.9 million, partially offset by an increase in adjustments to net income of $10.4 million.

     Adjustments to Net Income

     Depreciation expense increased $8.5 million due primarily to including Galyan’s operations for the 13 weeks ended April 30, 2005.

     Tax benefit from the exercise of stock options increased by $2.7 million. As options granted under the Company’s stock plans are exercised, the Company will continue to receive a tax deduction; however, the amounts and the timing cannot be predicted.

     Changes in Assets and Liabilities

     The primary factors contributing to the increase in the change in assets and liabilities were the change in inventory and accounts receivable partially offset by the change in accounts payable and accrued expenses.

     The increase in the change in inventory and the increase in the change in accounts payable were primarily due to the increase in in-transit inventory and an increase in spring and summer receipts in fiscal 2005 compared to fiscal 2004. The increase in the change in accounts receivable is primarily related to an increase in the number of stores that have landlord contributions and an increase in the income tax receivable. The increase in the change in accounts payable is primarily related to the increase in in-transit inventory compared to the prior year first quarter. The increase in accrued expenses is primarily related to an increase in accrued property and equipment and an increase in reserves for store closings due to the Galyan’s acquisition.

     The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2005 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.

Investing Activities

     Cash used in investing activities for the 13 weeks ended April 30, 2005 decreased by $27.0 million, to $25.6 million primarily reflecting the purchase of held to maturity securities in fiscal 2004 of $47.9 million partially offset by an increase in capital expenditures, net, of $18.3 million. Net capital expenditures increased $18.3 million due to an increase in capital expenditures of $11.2 million and a decrease in sale leaseback proceeds of $7.1 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
New, relocated and remodeled stores	$12,076	$9,783
Future stores	1,522	345
Existing stores	2,617	1,485
Information systems	5,934	1,539
Administration and distribution	2,690	467

	$24,839	$13,619

     We opened six stores and closed four Dick’s stores and one Galyan’s store during the 13 weeks ended April 30, 2005 compared to opening seven stores during the 13 weeks ended May 1, 2004. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.

     Cash requirements in 2005, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 25 new stores this year. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures after landlord contributions in 2005 to be approximately $75 million.

Financing Activities

     Cash provided by financing activities for the 13 weeks ended April 30, 2005 decreased by $80.9 million to $73.4 million primarily reflecting the net proceeds from the senior convertible notes in fiscal 2004 offset by an increase in the change in the balance under the Revolving Credit Agreement in fiscal 2005 and increase in the bank overdraft. Financing activities consisted primarily of the borrowings under the Credit Agreement and proceeds from transactions in the Company’s common stock. The Company received proceeds of $3.0 million and $1.3 million from the exercise of employee stock options during the 13 weeks ended April 30, 2005 and the 13 weeks ended May 1, 2004, respectively.

     The Company’s liquidity and capital needs have generally been met by cash from operating activities, the proceeds from the convertible notes and borrowings under the $350 million Credit Agreement, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate or (ii) at the LIBOR rate plus 1.25% to

1.75% based on the level of total borrowings during the prior three months. The Credit Agreement’s term expires May 30, 2008.

     Borrowings under the Credit Agreement were $122.5 million and $76.1 million as of April 30, 2005 and January 29, 2005, respectively. Total remaining borrowing capacity, after subtracting letters of credit as of April 30, 2005 and January 29, 2005 was $185.8 million and $184.1 million, respectively.

     The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of April 30, 2005, the Company was in compliance with the terms of the Credit Agreement.

     The Company believes that cash flows generated from operations, funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2006. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Contractual Obligations and Other Commercial Commitments

     The only off-balance sheet contractual obligations and commercial commitments as of April 30, 2005 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

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

     Since February 2005, we have completed the Galyan’s systems conversion to Dick’s systems and all of our stores are now on the same systems. From merchandising to allocations to the point of sale to warehouse management, we have eliminated duplicate systems and are now operating on a common platform. We have re-signed all of the Galyan’s stores as Dick’s stores in order to leverage the advertising spending in the markets where both Dick’s and Galyan’s operate stores, and we have also reset the interior of the former Galyan’s stores to optimize the space for the Dick’s merchandise assortment. All administrative functions and processes are run solely out of the Dick’s corporate headquarters as the former Galyan’s headquarters building has been closed.

     The conversion, re-merchandising, and grand re-opening of the former Galyan’s stores to Dick’s stores is essentially complete. We expect to be operating the former Galyan’s stores with the same merchandise assortments, financial discipline and customer service expectations as we have for the rest of our stores. Since the conversion is essentially completed, the former Galyan’s stores will be included in the comp store sales base beginning in the second quarter of fiscal 2006. The Company anticipates closing the final store due to the acquisition in the second quarter of 2005.

     The Company continues to expect total merger integration and store closing costs of approximately $70 million, of which $20 million was incurred in 2004. The Company estimates future merger costs of $5.5 million in the second quarter, and $39 million pre-tax for fiscal 2005, of which $32.5 million was incurred in the first quarter of 2005. The balance of the costs, which relate to future lease payments on closed stores, will be incurred in 2006 and beyond. Merger integration and store closing costs primarily include the expense of closing Dick’s stores, advertising the re-branding of Galyan’s stores, recruiting, system conversion costs, and duplicative costs such as corporate occupancy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. Outstanding borrowings under the Credit Agreement were $122.5 million and $76.1 million as of April 30, 2005 and January 29, 2005, respectively. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the April 2005 borrowings under the Credit Agreement would be approximately $0.7 million.

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

     There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Galyan’s financial and merchandise systems were converted during the quarter, which eliminated duplicate systems and allows us to operate on a common platform.

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