Form 10-Q
period 2005-07-30
DICKS SPORTING GOODS INC
filed 2005-08-18
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Yes ☑ No ☐
The number of shares of common stock and Class B common stock outstanding at August 12, 2005 was 36,169,018 and 13,919,345, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	$621,972	$416,135	$1,192,815	$780,342

Cost of goods sold, including occupancy and distribution costs	447,556	296,971	866,427	558,420

GROSS PROFIT	174,416	119,164	326,388	221,922

Selling, general and administrative expenses	129,449	85,864	255,718	168,031

Pre-opening expenses	1,592	2,443	4,237	5,712
Merger integration and store closing costs	5,309	52	37,790	52

INCOME FROM OPERATIONS	38,066	30,805	28,643	48,127

Gain on sale of investment	(1,844)	—	(1,844)	—
Interest expense, net	3,079	959	5,875	1,601
Other income	—	—	—	(1,000)

INCOME BEFORE INCOME TAXES	36,831	29,846	24,612	47,526

Provision for income taxes	14,733	11,938	9,845	19,010

NET INCOME	$22,098	$17,908	$14,767	$28,516

EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.38	$0.30	$0.60
Diluted	$0.41	$0.34	$0.27	$0.54

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49,750	47,693	49,418	47,503
Diluted	54,115	52,627	53,902	52,506
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	July 30,	January 29,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,921	$18,886
Accounts receivable, net	41,154	30,611
Income tax receivable	18,139	7,202
Inventories, net	536,820	457,618
Prepaid expenses and other current assets	12,837	8,772
Deferred income taxes	5,344	7,966

Total current assets	644,215	531,055

Property and equipment, net	351,936	349,098
Construction in progress — leased facilities	20,695	15,233
Goodwill	156,252	157,245
Other assets	38,736	32,417

TOTAL ASSETS	$1,211,834	$1,085,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$272,858	$211,685
Accrued expenses	119,217	141,465
Deferred revenue and other liabilities	39,099	48,882
Current portion of other long-term debt and capital leases	560	635

Total current liabilities	431,734	402,667

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	121,206	76,094
Other long-term debt and capital leases	8,427	8,775
Non-cash obligations for construction in progress — leased facilities	20,695	15,233
Deferred revenue and other liabilities	105,600	96,112

Total long-term liabilities	428,428	368,714

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	362	348
Class B common stock	139	140
Additional paid-in capital	204,458	181,321
Retained earnings	144,629	129,862
Accumulated other comprehensive income	2,084	1,996

Total stockholders’ equity	351,672	313,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,211,834	$1,085,048

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
NET INCOME	$22,098	$17,908	$14,767	$28,516
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available-for-sale securities, net of tax	1,188	(701)	1,287	(556)
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	(1,199)	—	(1,199)	—

COMPREHENSIVE INCOME	$22,087	$17,207	$14,855	$27,960

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 29, 2005	34,790,358	$348	14,039,529	$140	$181,321	$129,862	$1,996	$313,667

Exchange of Class B common stock for common stock	120,184	1	(120,184)	(1)	—	—	—	—

Sale of common stock under stock plans	71,457	1	—	—	2,134	—	—	2,135

Exercise of stock options, including tax benefit of $13,452	1,173,943	12	—	—	19,787	—	—	19,799

Tax benefit on convertible note bond hedge	—	—	—	—	1,216	—	—	1,216

Net income	—	—	—	—	—	14,767	—	14,767

Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

Unrealized gain on securities available-for-sale, net of taxes of $693	—	—	—	—	—	—	1,287	1,287

BALANCE, July 30, 2005	36,155,942	$362	13,919,345	$139	$204,458	$144,629	$2,084	$351,672

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	July 30,	July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,767	$28,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,324	8,493
Deferred income taxes	(2,738)	(769)
Tax benefit from exercise of stock options	13,452	6,074
Gain on sale of investment	(1,844)	—
Other non-cash items	1,216	—
Changes in assets and liabilities:
Accounts receivable	(13,146)	(12,640)
Inventories	(78,994)	(81,808)
Prepaid expenses and other assets	(3,237)	(4,312)
Accounts payable	47,094	56,322
Accrued expenses	(5,727)	(2,915)
Income taxes payable	—	3,199
Deferred construction allowances	1,594	13,982
Deferred revenue and other liabilities	3,379	(9,856)

Net cash provided by operating activities	140	4,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69,521)	(40,644)
Proceeds from sale-leaseback transactions	12,262	20,835
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	—	(347,091)
Purchase of held-to-maturity securities	—	(57,942)
Proceeds from sale of held-to-maturity securities	—	37,942
Increase in recoverable costs from developed properties	(2,007)	(447)
Proceeds from sale of investment	1,922	—

Net cash used in investing activities	(57,344)	(387,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	172,500
Revolving credit borrowings, net	45,112	159,657
Payments on other long-term debt and capital leases	(274)	(249)
Payment for purchase of bond hedge	—	(33,120)
Proceeds from issuance of warrant	—	12,420
Transaction costs for convertible notes	—	(5,786)
Proceeds from sale of common stock under employee stock purchase plan	2,135	1,763
Proceeds from exercise of stock options	6,347	2,122
Increase in bank overdraft	14,919	18,044

Net cash provided by financing activities	68,239	327,351

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,035	(55,710)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,886	93,674

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,921	$37,964

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$5,462	$(435)
Accrued property and equipment	$(14,203)	$—
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
     On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. (“Galyan’s”). The Consolidated Statements of Income for the 13 and 26 weeks ended July 31, 2004 reflect the results of the combined company from the July 29, 2004 acquisition date. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of July 30, 2005 and for the 13 and 26 weeks ended July 30, 2005 and July 31, 2004 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2005 dated March 31, 2005 as filed with the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended July 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006 or any other period.
3. Business Combination
     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. As of July 30, 2005, $156.3 million of goodwill was recorded as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company received an independent appraisal for certain assets to determine their fair value. As of July 30, 2005, the purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$158,780
Other current assets	66,851
Property and equipment, net	157,211
Other long term assets, excluding goodwill	4,349
Goodwill	156,252
Favorable leases	5,310
Accounts payable	(93,944)
Accrued expenses	(61,223)
Other current liabilities	(10,700)
Long-term debt	(5,859)
Other long-term liabilities	(7,455)

Fair value of net assets acquired, including intangibles	$369,572

     As of July 30, 2005, the Company had accrued expenses of $0.7 million related to Galyan’s associate severance, retention bonuses and relocation and a net receivable of $0.6 million as our projected sublease cash flows exceed our anticipated rent payments for two of the closed former Galyan’s stores. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“Issue 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as a liability assumed in the acquisition.

     The following table summarizes the activity in 2005 (in thousands):

			Inventory
		Liabilities established	reserve
	Associate severance,	for the closing	for discontinued
	retention bonuses and	of Galyan’s stores and	Galyan’s
	relocation	corporate headquarters	merchandise	Total
Balance at January 29, 2005	$3,620	$3,673	$6,310	$13,603

Cash paid (net of sublease receipts)	(2,708)	(4,238)	—	(6,946)
Adjustments to the estimate	(212)	—	—	(212)
Clearance of discontinued Galyan’s merchandise	—	—	(5,862)	(5,862)

Balance at July 30, 2005	$700	$(565)	$448	$583

     The $5.9 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise was recorded as a reduction of cost of sales during the 26 weeks ended July 30, 2005. The Company believes that the remaining reserves are adequate to complete its integration plan and expects payments to be substantially completed by the end of fiscal 2005.
     The following unaudited pro-forma summary presents information as if Galyan’s had been acquired at the beginning of each period presented. The pro-forma amounts include certain reclassifications to Galyan’s amounts to conform them to the Company’s presentation, and an increase in interest expense of $2.0 million and $3.9 million for the 13 and 26 weeks ended July 31, 2004, respectively, to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of the period. The pro-forma amounts do not reflect any benefits from economies, which may be achieved from combining the operations.
     The pro-forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	13 Weeks Ended	26 Weeks Ended
	July 31,	July 31,
	2004	2004
Net sales	$598,416	$1,119,585

Net income	$11,018	$16,063

Basic earnings per share	$0.23	$0.34

Diluted earnings per share	$0.21	$0.31
4. Goodwill and Other Intangible Assets
     In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”. As of July 30, 2005, $156.3 million of goodwill was recorded as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company will continue to assess, on an annual basis, whether goodwill and other intangible assets acquired in the acquisition of Galyan’s are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.

     Acquired intangible assets subject to amortization at July 30, 2005 were as follows (in thousands):

	July 30, 2005
Intangible assets subject to		Accumulated
amortization:	Gross Amount	Amortization
Favorable leases	$5,310	$2
     Amortization expense for intangible assets subject to amortization was $0.1 million for both the 13 and 26 weeks ended July 30, 2005. The estimated economic useful life is 11 years. The annual amortization expense of the favorable leases recorded as of July 30, 2005 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2005 (remaining six months)	$47
2006	142
2007	241
2008	345
2009	453
Thereafter	4,084

Total	$5,312

5. Store and Corporate Office Closings
     As a result of the Galyan’s acquisition, the Company closed six Dick’s Sporting Goods stores and four Galyan’s stores, the Galyan’s clearance center and the Galyan’s corporate headquarters. See Note 3 for a summary of the activity of the Galyan’s store closing reserves during the 26 weeks ended July 30, 2005.
     In the second quarter of fiscal 2005, the Company closed the sixth Dick’s store due to the acquisition. The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition:

Lease and
Other Costs
Balance at January 29, 2005	$3,191
Expense charged to earnings	21,417
Cash payments for leases and other costs	(1,929)

Balance at July 30, 2005	$22,679

     The expense charged to earnings for the 26 weeks ended July 30, 2005 of $21.4 million was recorded in merger integration and store closing costs in the Consolidated Statements of Income for the 26 weeks ended July 30, 2005. Of the $22.7 million total liability, $4.9 million is recorded in accrued expenses and $17.8 million is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets. The amounts above relate to store rent, common area maintenance and real estate taxes, and other contractual obligations.
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

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$22,098	$17,908	$14,767	$28,516
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,546)	(2,655)	(6,926)	(5,251)

Pro-forma net income	$18,552	$15,253	$7,841	$23,265

Earnings per share:
Basic — as reported	$0.44	$0.38	$0.30	$0.60
Basic — pro-forma	$0.37	$0.32	$0.16	$0.49

Diluted — as reported	$0.41	$0.34	$0.27	$0.54
Diluted — pro-forma	$0.34	$0.29	$0.15	$0.44
7. Earnings Per Share
     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 26 weeks ended July 30, 2005 as they were anti-dilutive.
     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Earnings per common share — Basic:
Net income	$22,098	$17,908	$14,767	$28,516
Weighted average common shares outstanding	49,750	47,693	49,418	47,503
Earnings per common share	$0.44	$0.38	$0.30	$0.60

Earnings per common share — Diluted:
Net income	$22,098	$17,908	$14,767	$28,516
Weighted average common shares outstanding — basic	49,750	47,693	49,418	47,503
Stock options	4,365	4,934	4,484	5,003

Weighted average common shares outstanding	54,115	52,627	53,902	52,506
Earnings per common share	$0.41	$0.34	$0.27	$0.54

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
     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to the operation and implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes, due 2024; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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

OVERVIEW
     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Consolidated Statements of Income for the 13 and 26 weeks ended July 31, 2004 reflect the results of the combined company from the July 29, 2004 acquisition date. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of July 30, 2005, the Company operated 239 stores in 34 states primarily throughout the Eastern half of the United States.
     Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
     Executive Summary
     The Company reported net income for the 13 weeks ended July 30, 2005 of $22.1 million or $0.41 per diluted share as compared to net income of $17.9 million, or $0.34 per diluted share for the 13 weeks ended July 31, 2004.
     Net sales increased 50%, or $205.9 million to $622.0 million for the 13 weeks ended July 30, 2005 from $416.1 million for the 13 weeks ended July 31, 2004. This increase resulted primarily from a comparable store sales increase of 0.5%, or $1.7 million, and $204.2 million from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base, and the acquired Galyan’s stores that will be included in the comparable store base beginning in the second quarter of fiscal 2006.
     Income from operations increased 24%, or $7.3 million to $38.1 million for the 13 weeks ended July 30, 2005, from $30.8 million for the 13 weeks ended July 31, 2004. The increase was primarily due to an increase in net sales and an increase in the merchandise margin percentage partially offset by higher selling, general and administrative expenses and merger integration and store closing costs.
     As a percentage of net sales, gross profit decreased to 28.0% for the 13 weeks ended July 30, 2005, from 28.6% for the 13 weeks ended July 31, 2004. The decrease in gross profit percentage was primarily due to higher occupancy costs and freight and distribution expense as a percentage of sales partially offset by an increase in the merchandise margin percentage.
     We ended the second quarter with $121.2 million of outstanding borrowings on our line of credit as compared to $76.1 million at January 29, 2005. The increase was primarily due to using the line to fund our seasonal borrowing requirements, merger integration expenses, and capital expenditures. Excess borrowing availability totaled $164.7 million at July 30, 2005.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
     The following table presents for the periods indicated selected items in the Consolidated Statements of Income as a percentage of the Company’s net sales, as well as other selected data which provides a further understanding of our business:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005(1)	2004	2005(1)	2004
Net sales (2)	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy and distribution costs (3)	72.0	71.4	72.6	71.6

Gross profit	28.0	28.6	27.4	28.4
Selling, general and administrative expenses (4)	20.8	20.6	21.4	21.5
Pre-opening expenses (5)	0.3	0.6	0.4	0.7
Merger integration and store closing costs (6)	0.9	0.0	3.2	0.0

Income from operations	6.1	7.4	2.4	6.2
Gain on sale of investment	(0.3)	0.0	(0.2)	0.0
Interest expense, net (7)	0.5	0.2	0.5	0.2
Other income	0.0	0.0	0.0	(0.1)

Income before income taxes	5.9	7.2	2.1	6.1
Provision for income taxes	2.4	2.9	0.8	2.4

Net income	3.6%	4.3%	1.2%	3.7%

Other Data:
Comparable store net sales increase (8)	0.5%	2.9%	1.7%	3.8%
Number of stores at end of period	239	221	239	221
Total square feet at end of period	13,750,672	12,698,056	13,750,672	12,698,056

(1)	Columns do not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(6)	Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of former Galyan’s stores as Dick’s stores, duplicative administrative costs, recruiting and system conversion costs.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. The conversion, re-merchandising and grand re-opening of the former Galyan’s stores to Dick’s stores was completed in the first quarter of 2005. Since the conversion is completed, the former Galyan’s stores will be included in the comparable store sales base beginning in the second quarter of fiscal 2006.
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
Business Combinations
     Our acquisition of Galyan’s was accounted for under the purchase method of accounting. The assets and liabilities of Galyan’s were adjusted to their fair values and the excess of the purchase price over the net assets acquired was recorded as goodwill. The determination of fair value involved the use of an independent appraisal, estimates and assumptions which we believe provided a reasonable basis for determining fair value.
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

13 Weeks Ended July 30, 2005 Compared to the 13 Weeks Ended July 31, 2004
Net Income
     Our net income increased by $4.2 million, or 23%, to $22.1 million for the 13 weeks ended July 30, 2005, from $17.9 million for the 13 weeks ended July 31, 2004. This represented an increase in diluted earnings per share of $0.07, or 21% to $0.41 from $0.34. The increase in net income was primarily due to an increase in net sales and merchandise margin percentage partially offset by merger integration and store closing costs and higher selling, general and administrative expenses.
Net Sales
     Net sales increased by $205.9 million, or 50%, to $622.0 million for the 13 weeks ended July 30, 2005, from $416.1 million for the 13 weeks ended July 31, 2004. This increase resulted primarily from a comparable store sales increase of 0.5%, or $1.7 million and $204.2 million from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base, and the acquired Galyan’s stores that will be included in the comparable store base beginning in the second quarter of fiscal 2006.
     The increase in comparable store sales is mostly attributable to sales increases in men’s and women’s apparel, men’s and women’s athletic footwear and other footwear. Those favorable results were partially offset by sales declines in bikes, inline skates and paintball.
     Private Label Sales
     For the 13 weeks ended July 30, 2005, private label product sales in total for all stores represented 14.5% of sales, an increase from last year’s 13.7% and 9.4% for Dick’s stores only and on a proforma Dick’s and Galyan’s combined basis, respectively. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.
     Store Count
     During the quarter we opened three stores and relocated one store compared to the opening of four stores and the relocation of three stores for the 13 weeks ended July 31, 2004. As of July 30, 2005, the Company operated 239 stores, with approximately 13.8 million square feet, in 34 states.
Income from Operations
     Income from operations increased by $7.3 million, or 24%, to $38.1 million for the 13 weeks ended July 30, 2005, from $30.8 million for the 13 weeks ended July 31, 2004. The increase was primarily due to an increase in net sales and an increase in the merchandise margin percentage partially offset by higher selling, general and administrative expenses and merger integration and store closing costs.
     Gross profit increased by $55.2 million, or 46%, to $174.4 million for the 13 weeks ended July 30, 2005, from $119.2 million for the 13 weeks ended July 31, 2004. As a percentage of net sales, gross profit decreased to 28.0% for the 13 weeks ended July 30, 2005, from 28.6% for the 13 weeks ended July 31, 2004. The decrease in gross profit percentage was primarily due to higher occupancy costs and freight and distribution expense as a percentage of sales partially offset by an increase in the merchandise margin percentage.
     Selling, general and administrative expenses increased by $43.5 million to $129.4 million for the 13 weeks ended July 30, 2005, from $85.9 million for the 13 weeks ended July 31, 2004 due primarily to an increase in store count and continued investment in corporate and store infrastructure. As a percentage of net sales, selling, general and administrative expenses increased to 20.8% for the 13 weeks ended July 30, 2005, from 20.6% for the 13 weeks ended July 31, 2004. The percentage increase was primarily a result of increased store payroll expense in the former Galyan’s stores (113 basis points) partially offset by lower corporate administrative expenses (93 basis points) primarily from synergies gained due to the acquisition.
     Merger integration and store closing costs associated with the purchase of Galyan’s were $5.3 million, or 0.9% of sales for the 13 weeks ended July 30, 2005. These costs consisted primarily of $4.8 million of store closing costs associated with the closure of the final Dick’s store due to the acquisition.

     Pre-opening expenses decreased by $0.8 million to $1.6 million for the 13 weeks ended July 30, 2005, from $2.4 million for the 13 weeks ended July 31, 2004. Pre-opening expenses decreased primarily due to the opening of three new stores and relocation of one store during the 13 weeks ended July 30, 2005 as compared to the opening of four new stores and the relocation of three stores for the 13 weeks ended July 31, 2004.
Interest Expense, Net
     Interest expense, net, increased by $2.1 million to $3.1 million for the 13 weeks ended July 30, 2005, from $1.0 million for the 13 weeks ended July 31, 2004 due primarily to interest expense on our revolving credit borrowings that were used to acquire Galyan’s and reduced interest income.
26 Weeks Ended July 30, 2005 Compared to the 26 Weeks Ended July 31, 2004
Net Income
     Our net income decreased by $13.7 million, or 48%, to $14.8 million for the 26 weeks ended July 30, 2005, from $28.5 million for the 26 weeks ended July 31, 2004. This represented a decrease in diluted earnings per share of $0.27, or 50%, to $0.27 from $0.54. The decrease was due primarily to merger integration and store closing costs and higher selling, general and administrative expenses, partially offset by an increase in sales and gross profit dollars.
Net Sales
     Net sales increased by $412.5 million, or 53%, to $1,192.8 million for the 26 weeks ended July 30, 2005, from $780.3 million for the 26 weeks ended July 31, 2004. This increase resulted primarily from a comparable store sales increase of 1.7%, or $11.6 million and $400.9 million from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base, and the acquired Galyan’s stores that will be included in the comparable store base beginning in the second quarter of fiscal 2006.
     The increase in comparable store sales is mostly attributable to sales increases in men’s and women’s athletic footwear and apparel, exercise, women’s casual apparel, and cleats. Those favorable results were partially offset by sales declines in paintball, inline skates, bikes, fishing tackle and hockey.
     Private Label Sales
     For the 26 weeks ended July 30, 2005, private label product sales in total for all stores represented 12.4% of sales, an increase from last year’s 8.6% on a proforma Dick’s and Galyan’s combined basis. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.
     Store Count
     During the 26 weeks ended July 30, 2005 we opened ten stores, relocated one store and closed four Dick’s stores and one former Galyan’s store compared to opening ten stores and the relocation of three stores during the 26 weeks ended July 31, 2004.
Income from Operations
     Income from operations decreased by $19.5 million, or 41%, to $28.6 million for the 26 weeks ended July 30, 2005, from $48.1 million for the 26 weeks ended July 31, 2004. The decrease in income from operations is primarily a result of merger integration and store closing costs and higher selling, general and administrative expenses partially offset by an increase in gross profit.
     Gross profit increased by $104.5 million, or 47%, to $326.4 million for the 26 weeks ended July 30, 2005, from $221.9 million for the 26 weeks ended July 31, 2004. As a percentage of net sales, gross profit decreased to 27.4% for the 26 weeks ended July 30, 2005, from 28.4% for the 26 weeks ended July 31, 2004. The decrease in gross profit percentage was primarily due to higher occupancy costs and freight and distribution expense as a percentage of sales partially offset by an increase in the merchandise margin percentage.
     Selling, general and administrative expenses increased by $87.7 million to $255.7 million for the 26 weeks ended July 30, 2005, from $168.0 million for the 26 weeks ended July 31, 2004 due primarily to an increase in store count and continued investment in corporate and store infrastructure. As a percentage of net sales, selling, general and administrative expenses decreased to 21.4% for the 26 weeks ended July 30, 2005, from 21.5% for the 26 weeks ended July 31, 2004. The percentage decrease was a result of a decrease in corporate administrative expenses (69 basis points) primarily from synergies gained due to the acquisition and lower advertising expense (40 basis points), partially offset by higher store payroll expense (99 basis points).
     Merger integration and store closing costs associated with the purchase of Galyan’s were $37.8 million, or 3.2% of sales for the 26 weeks ended July 30, 2005. These costs consisted primarily of $23.0 million of store closing costs associated with the closed Dick’s stores, $12.2 million of advertising expense related to the conversion of Galyan’s stores to Dick’s stores, and $2.6 million of other costs.
     Pre-opening expenses decreased by $1.5 million to $4.2 million for the 26 weeks ended July 30, 2005, from $5.7 million for the 26 weeks ended July 31, 2004. Pre-opening expenses decreased primarily due to the opening of the ten new stores and the relocation of one store earlier in the 26 weeks ended July 30, 2005 as compared to the opening of ten new stores and the relocation of three stores for the 26 weeks ended July 31, 2004.
Interest Expense, Net
     Interest expense, net, increased by $4.3 million to $5.9 million for the 26 weeks ended July 30, 2005, from $1.6 million for the 26 weeks ended July 31, 2004 due primarily to interest expense on our revolving credit borrowings that were used to acquire Galyan’s and reduced interest income.
Other Income
     Other income for the 26 weeks ended July 31, 2004 included a $1.0 million award arising out of a court order related to our unsuccessful effort to acquire the assets of Bob’s Stores, Inc.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main source of liquidity for the 26 weeks ended July 30, 2005 has been our borrowings pursuant to the Credit Agreement.
     The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	July 30,	July 31,
	2005	2004
Net cash provided by operating activities	$140	$4,286
Net cash used in investing activities	(57,344)	(387,347)
Net cash provided by financing activities	68,239	327,351

Net increase (decrease) in cash and cash equivalents	$11,035	$(55,710)

Operating Activities
     Cash provided by operating activities for the 26 weeks ended July 30, 2005 decreased by $4.1 million to $0.1 million reflecting lower net income of $13.7 million and a decrease in the change in assets and liabilities of $11.0 million, partially offset by an increase in adjustments to net income of $20.6 million.
     Adjustments to Net Income
     Depreciation expense increased $15.8 million due primarily to including Galyan’s operations for the 26 weeks ended July 30, 2005.
     Tax benefit from the exercise of stock options increased by $7.4 million. As options granted under the Company’s stock plans are exercised, the Company will continue to receive a tax deduction; however, the amounts and the timing cannot be predicted.

     Changes in Assets and Liabilities
     The primary factors contributing to the decrease in the change in assets and liabilities were the change in accounts payable, accrued expenses and income taxes payable.
     The decrease in the change in accounts payable is primarily due to the timing of receipts in fiscal 2005 compared to fiscal 2004 partially offset by an increase in the change in in-transit inventory. The decrease in the change in accrued expenses is primarily related to a decrease in the change in accrued property and equipment. The increase in the change in accounts payable is primarily related to the increase in in-transit inventory compared to the prior year first quarter. The decrease in income taxes payable was caused by an increase in the tax benefit on stock option exercises partially offset by an increase in taxable income.
     The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2005 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
     Cash used in investing activities for the 26 weeks ended July 30, 2005 decreased by $330.0 million, to $57.3 million primarily due to the acquisition of Galyan’s in 2004. Net capital expenditures increased $37.5 million due to an increase in capital expenditures of $28.9 million and a decrease in sale-leaseback proceeds of $8.6 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	26 Weeks Ended
	July 30,	July 31,
	2005	2004
New, relocated and remodeled stores	$42,685	$27,758
Future stores	1,842	371
Existing stores	5,980	3,181
Information systems	10,369	6,260
Administration and distribution	8,645	3,074

	$69,521	$40,644

     We opened ten stores, relocated one store and closed four Dick’s stores and one former Galyan’s store during the 26 weeks ended July 30, 2005 compared to opening ten stores and the relocation of three stores during the 26 weeks ended July 31, 2004. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
     Cash requirements in 2005, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 26 new stores this year. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures after landlord contributions in 2005 to be approximately $90 million.
Financing Activities
     Cash provided by financing activities for the 26 weeks ended July 30, 2005 decreased by $259.1 million to $68.2 million primarily reflecting the net proceeds from the senior convertible notes in 2004 and a decrease in the change in the borrowings under the Credit Agreement in 2005. Financing activities consisted primarily of the borrowings under the Credit Agreement and proceeds from transactions in the Company’s common stock. The Company received proceeds of $8.5 million and $3.9 million from transactions in the Company’s stock option and employee stock purchase plans during the 26 weeks ended July 30, 2005 and the 26 weeks ended July 31, 2004, respectively.

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
     Borrowings under the Credit Agreement were $121.2 million and $76.1 million as of July 30, 2005 and January 29, 2005, respectively. Total remaining borrowing capacity, after subtracting letters of credit as of July 30, 2005 and January 29, 2005 was $164.7 million and $184.1 million, respectively.
     The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company is obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of July 30, 2005, the Company was in compliance with the terms of the Credit Agreement.
     The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2006. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
Contractual Obligations and Other Commercial Commitments
     The only off-balance sheet contractual obligations and commercial commitments as of July 30, 2005 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.
OUTLOOK
     Due to the Galyan’s acquisition, additional risk and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. These risks include those associated with achieving planned sales and expected savings and synergies (including annualized cost savings and merchandise buying improvements) and/or with assimilating acquired companies. Additionally, there are various risks and uncertainties attributable to Galyan’s, many of which cannot be predicted, which could have a material affect on our business or operations.
     The conversion, re-merchandising, and grand re-opening of the former Galyan’s stores to Dick’s stores was completed during the first quarter of 2005. Since the conversion is completed, the former Galyan’s stores will be included in the comparable store sales base beginning in the second quarter of fiscal 2006.
     The Company is lowering expected total merger integration and store closing costs from $70 million to $65 million, of which $37.8 million was incurred in the first two quarters of 2005, and $20.3 million in 2004. The balance of the costs, which relate primarily to accretion of discounted cash flows on future lease payments on closed stores, will be incurred in 2006 and beyond and will be included in rent expense. Merger integration and store closing costs primarily include the expense of closing Dick’s stores, advertising the re-branding of Galyan’s stores, recruiting, system conversion costs, and duplicative costs such as corporate occupancy.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. Outstanding borrowings under the Credit Agreement were

$121.2 million and $76.1 million as of July 30, 2005 and January 29, 2005, respectively. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the July 2005 borrowings under the Credit Agreement would be approximately $0.7 million.
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
     There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders of the Company held on June 1, 2005, the stockholders elected two Class C directors to serve until their terms expire in 2008.
     The table below shows the results of the stockholders’ voting:

	Votes in	Votes
	Favor	Witheld
Election of Class C Directors:
Edward W. Stack	155,633,576	725,031
Lawrence J. Schorr	155,564,028	794,579

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 17, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of August 17, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 17, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of August 17, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Audited consolidated balance sheets of Galyan’s Trading Company, Inc. as of January 31, 2004 and February 1, 2003 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.	Incorporated by reference to Amendment No. 2 on Form 8-K/A, File No. 001-31463, filed on July 28, 2005

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 17, 2005 on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK

Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES

Michael F. Hines
EVP — Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 17, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of August 17, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 17, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of August 17, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Audited consolidated balance sheets of Galyan’s Trading Company, Inc. as of January 31, 2004 and February 1, 2003 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.	Incorporated by reference to Amendment No. 2 on Form 8-K/A, File No. 001-31463, filed on July 28, 2005