Form 10-Q/A
period 2004-10-30
DICKS SPORTING GOODS INC
filed 2005-11-14
CIK 1089063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☑
The number of shares of common stock and Class B common stock outstanding at November 26, 2004 was 34,446,919 and 14,039,529, respectively.

Explanatory Note for Amendment No. 2
     The purpose of this second amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Dick’s Sporting Goods, Inc. for the quarterly period ended October 30, 2004 is to correct mathematical errors that appeared in Amendment No. 1 on Form 10-Q/A filed on May 20, 2005. Part I, Item 1 is being revised as follows:

	39 Weeks Ended October 30, 2004
Consolidated Statements	As Previously	As
of Operations	Reported	Corrected
	(in thousands, except per share data)
Income before income taxes	$42,265	$44,265
Net income	$24,560	$26,560
Basic EPS	$0.51	$0.56
Diluted EPS	$0.47	$0.50
     No other changes to our second amendment on Form 10-Q/A are being made to the first amendment on Form 10-Q/A filed on May 20, 2005.
Explanatory Note for Amendment No. 1
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
     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $66.4 million as of October 30, 2004 and an increase in long-term deferred liabilities of $70.7 million as of October 30, 2004. In addition, there is an increase in the deferred tax asset of $1.7 million as of October 30, 2004 and a decrease in retained earnings of $2.5 million as of October 30, 2004.
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
See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	$541,009	$338,164	$1,321,351	$996,413

Cost of goods sold, including occupancy and distribution costs	402,758	249,251	961,178	727,970

GROSS PROFIT	138,251	88,913	360,173	268,443

Selling, general and administrative expenses	124,832	80,210	292,863	219,295

Pre-opening expenses	5,483	3,036	11,195	7,112
Merger integration and store closing costs	7,742	—	7,793	—

INCOME FROM OPERATIONS	194	5,667	48,322	42,036

Gain on sale of investment	—	2,324	—	3,536
Interest expense, net	3,455	504	5,057	1,545
Other income	—	—	(1,000)	—

(LOSS) INCOME BEFORE INCOME TAXES	(3,261)	7,487	44,265	44,027

(Benefit) Provision for income taxes	(1,305)	2,995	17,705	17,611

NET (LOSS) INCOME	$(1,956)	$4,492	$26,560	$26,416

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.04)	$0.10	$0.56	$0.60
Diluted	$(0.04)	$0.09	$0.50	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,251	46,430	47,755	44,062
Diluted	48,251	51,168	52,731	49,854
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED (as restated, see Note 3)
(Dollars in thousands)

	October 30,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,810	$93,674
Accounts receivable, net	47,940	10,185
Income tax receivable	16,606	232
Inventories, net	625,043	254,360
Prepaid expenses and other current assets	15,085	5,222
Deferred income taxes	95	1,021

Total current assets	733,579	364,694

Property and equipment, net	333,229	144,402
Construction in progress — leased facilities	12,113	10,927
Goodwill	181,314	—
Other assets	36,074	23,337

TOTAL ASSETS	$1,296,309	$543,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$319,623	$118,383
Accrued expenses	137,977	72,090
Deferred revenue and other liabilities	32,257	37,037
Current portion of other long-term debt and capital leases	1,824	505

Total current liabilities	491,681	228,015

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	—
Revolving credit borrowings	260,216	—
Other long-term debt and capital leases	8,125	3,411
Non-cash obligations for construction in progress - leased facilities	12,113	10,927
Deferred revenue and other liabilities	85,102	60,113

Total long-term liabilities	538,056	74,451

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	344	331
Class B common stock	140	141
Additional paid-in capital	174,042	175,748
Retained earnings	87,517	60,957
Accumulated other comprehensive income	4,529	3,717

Total stockholders’ equity	266,572	240,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,296,309	$543,360

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
3. Restatement of Previously Issued Financial Statements
     This second amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Dick’s Sporting Goods, Inc. for the quarterly period ended October 30, 2004 is to correct mathematical errors that appeared in Amendment No. 1 on Form 10-Q/A filed on May 20, 2005. Part I, Item 1 is being revised as follows:

	39 Weeks Ended October 30, 2004
Consolidated Statements	As Previously	As
of Operations	Reported	Corrected
	(in thousands, except per share data)

Income before income taxes	$42,265	$44,265
Net income	$24,560	$26,560
Basic EPS	$0.51	$0.56
Diluted EPS	$0.47	$0.50
     No other changes to our second amendment on Form 10-Q/A are being made to the first amendment on Form 10-Q/A filed on May 20, 2005.
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
     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $66.4 million as of October 30, 2004 and an increase in long-term deferred liabilities of $70.7 as of October 30, 2004. In addition, there is an increase in the deferred tax asset of $1.7 million as of October 30, 2004 and a decrease in retained earnings of $2.5 million as of October 30, 2004.
     This restatement of previously issued condensed consolidated financial statements does not have an effect on total net cash flows during any of the periods restated. Certain reclassifications result including the classification of construction allowances and capitalized rent within operating activities with a corresponding increase in capital expenditures.
     The impacts of these restatements on the condensed consolidated financial statements are summarized below (in thousands, except per share data):

	October 30, 2004
	As
	Previously	As
	Reported	Restated

Consolidated Balance Sheets:
Property and equipment, net	$266,795	$333,229
Other assets	34,386	36,074
Total assets	1,228,187	1,296,309
Long-term deferred revenue and other liabilities	14,449	85,102
Total long-term liabilities	467,403	538,056
Retained earnings	90,048	87,517
Total stockholders’ equity	269,103	266,572
Total liabilities and stockholders’ equity	1,228,187	1,296,309

	13 Weeks Ended October 30, 2004		13 Weeks Ended November 1, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Operations:
Cost of goods sold, including occupancy and distribution costs	$402,848	$402,758	$249,325	$249,251
Gross profit	138,161	138,251	88,839	88,913
Pre-opening expenses	5,101	5,483	2,594	3,036
Income from operations	486	194	6,035	5,667
Income before income taxes	(2,969)	(3,261)	7,855	7,487
Provision for income taxes	(1,188)	(1,305)	3,142	2,995
Net income	(1,781)	(1,956)	4,713	4,492

	39 Weeks Ended October 30, 2004		39 Weeks Ended November 1, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Operations:
Cost of goods sold, including occupancy and distribution costs	$961,431	$961,178	$728,179	$727,970
Gross profit	359,920	360,173	268,234	268,443
Pre-opening expenses	10,200	11,195	6,212	7,112
Income from operations	49,064	48,322	42,727	42,036
Income before taxes	45,007	44,265	44,718	44,027
Provision for income taxes	18,003	17,705	17,887	17,611
Net income	27,004	26,560	26,831	26,416
Earnings per common share:
Basic	0.57	0.56	0.61	0.60
Diluted	0.51	0.50	0.54	0.53

	39 Weeks Ended October 30, 2004		39 Weeks Ended November 1, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Cash Flows:
Net income	$27,004	$26,560	$26,831	$26,416
Deferred income taxes	(40)	(337)	(4,053)	(4,330)
Deferred construction allowances	—	25,407	—	10,575
Deferred revenue and other liabilities	(14,075)	(12,187)	2,681	4,779
Net cash used in operating activities	(111,339)	(84,785)	(49,488)	(37,507)
Capital expenditures	(48,961)	(75,515)	(32,562)	(44,543)
Net cash used in investing activities	(377,414)	(403,968)	(18,275)	(30,256)

	13 Weeks Ended October 30, 2004		13 Weeks Ended November 1, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Comprehensive Income (Loss):
Comprehensive income (loss)	$(413)	$(588)	$4,400	$4,179

	39 Weeks Ended October 30, 2004		39 Weeks Ended November 1, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Comprehensive Income:
Comprehensive income	$27,816	$27,372	$30,138	$29,723
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
     The effect of the restatement on the Company’s Condensed Consolidated Balance Sheets is an increase in property and equipment of $66.4 million as of October 30, 2004 and an increase in long-term deferred liabilities of $70.7 million as of October 30, 2004. In addition, there is an increase in the deferred tax asset of $1.7 million as of October 30, 2004 and a decrease in retained earnings of $2.5 million as of October 30, 2004.
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
     In connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. We believe that the mathematical error leading to this amendment was the result of inadvertent human error and does not reflect any weakness in our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.
     There have been no changes in the Company’s internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 14, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 14, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 14, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 14, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 2005 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES Michael F. Hines
EVP — Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 14, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 14, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 14, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 14, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith