Form 10-Q
period 2005-10-29
DICKS SPORTING GOODS INC
filed 2005-11-15
CIK 1089063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The number of shares of common stock and Class B common stock outstanding at November 11, 2005 was 36,398,390 and 13,755,945, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net sales	$582,665	$541,009	$1,775,480	$1,321,351

Cost of goods sold, including occupancy and distribution costs	429,211	402,758	1,295,638	961,178

GROSS PROFIT	153,454	138,251	479,842	360,173

Selling, general and administrative expenses	136,564	124,832	392,282	292,863

Pre-opening expenses	6,022	5,483	10,259	11,195
Merger integration and store closing costs	—	7,742	37,790	7,793

INCOME FROM OPERATIONS	10,868	194	39,511	48,322

Gain on sale of investment	—	—	(1,844)	—
Interest expense, net	3,896	3,455	9,771	5,057
Other income	—	—	—	(1,000)

INCOME (LOSS) BEFORE INCOME TAXES	6,972	(3,261)	31,584	44,265

Provision (benefit) for income taxes	2,789	(1,305)	12,634	17,705

NET INCOME (LOSS)	$4,183	$(1,956)	$18,950	$26,560

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.08	$(0.04)	$0.38	$0.56
Diluted	$0.08	$(0.04)	$0.35	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,120	48,251	49,652	47,755
Diluted	53,947	48,251	53,917	52,731
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	October 29,	January 29,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,009	$18,886
Accounts receivable, net	55,366	30,611
Income tax receivable	5,637	7,202
Inventories, net	674,877	457,618
Prepaid expenses and other current assets	14,236	8,772
Deferred income taxes	12,411	7,966

Total current assets	794,536	531,055

Property and equipment, net	363,113	349,098
Construction in progress — leased facilities	5,524	15,233
Goodwill	157,500	157,245
Other assets	42,863	32,417

TOTAL ASSETS	$1,363,536	$1,085,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$332,446	$211,685
Accrued expenses	138,744	141,465
Deferred revenue and other liabilities	39,556	48,882
Current portion of other long-term debt and capital leases	560	635

Total current liabilities	511,306	402,667

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	202,570	76,094
Other long-term debt and capital leases	8,356	8,775
Non-cash obligations for construction in progress — leased facilities	5,524	15,233
Deferred revenue and other liabilities	105,957	96,112

Total long-term liabilities	494,907	368,714

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	364	348
Class B common stock	138	140
Additional paid-in capital	206,280	181,321
Retained earnings	148,812	129,862
Accumulated other comprehensive income	1,729	1,996

Total stockholders’ equity	357,323	313,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,363,536	$1,085,048

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
NET INCOME (LOSS)	$4,183	$(1,956)	$18,950	$26,560
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on available-for-sale securities, net of tax	(355)	1,368	932	812
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	—	(1,199)	—

COMPREHENSIVE INCOME (LOSS)	$3,828	$(588)	$18,683	$27,372

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 29, 2005	34,790,358	$348	14,039,529	$140	$181,321	$129,862	$1,996	$313,667

Exchange of Class B common stock for common stock	283,584	2	(283,584)	(2)	—	—	—	—

Sale of common stock under stock plans	71,457	1	—	—	2,134	—	—	2,135

Exercise of stock options, including tax benefit of $14,193	1,249,754	13	—	—	20,984	—	—	20,997

Tax benefit on convertible note bond hedge	—	—	—	—	1,841	—	—	1,841

Net income	—	—	—	—	—	18,950	—	18,950

Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

Unrealized gain on securities available-for-sale, net of taxes of $502	—	—	—	—	—	—	932	932

BALANCE, October 29, 2005	36,395,153	$364	13,755,945	$138	$206,280	$148,812	$1,729	$357,323

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 29,	October 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,950	$26,560
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	36,542	24,280
Deferred income taxes	(13,983)	(337)
Tax benefit from exercise of stock options	14,193	12,098
Gain on sale of investment	(1,844)	—
Other non-cash items	1,841	—
Changes in assets and liabilities:
Accounts receivable	(17,449)	(28,381)
Inventories	(217,051)	(214,339)
Prepaid expenses and other assets	(4,940)	(11,830)
Accounts payable	96,778	94,268
Accrued expenses	7,348	(2,338)
Income taxes payable	—	2,014
Deferred construction allowances	3,623	25,407
Deferred revenue and other liabilities	3,608	(12,187)

Net cash used in operating activities	(72,384)	(84,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93,716)	(75,515)
Proceeds from sale-leaseback transactions	18,070	30,031
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	—	(351,382)
Purchase of held-to-maturity securities	—	(57,942)
Proceeds from sale of held-to-maturity securities	—	57,942
Increase in recoverable costs from developed properties	(662)	(7,102)
Proceeds from sale of investment	1,922	—

Net cash used in investing activities	(74,386)	(403,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	172,500
Revolving credit borrowings, net	126,476	260,216
Payments on other long-term debt and capital leases	(345)	(396)
Payment for purchase of bond hedge	—	(33,120)
Proceeds from issuance of warrant	—	12,420
Transaction costs for convertible notes	—	(5,786)
Proceeds from sale of common stock under employee stock purchase plan	2,135	1,763
Proceeds from exercise of stock options	6,804	3,545
Increase in bank overdraft	24,823	12,747

Net cash provided by financing activities	159,893	423,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,123	(64,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,886	93,674

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,009	$28,810

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$(9,709)	$1,186
Accrued property and equipment	$(10,286)	$—
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
     On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. (“Galyan’s”). The Consolidated Statements of Operations for the 39 weeks ended October 30, 2004 reflect the results of the combined company from the July 29, 2004 acquisition date. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of October 29, 2005 and for the 13 and 39 weeks ended October 29, 2005 and October 30, 2004 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2005 (“Annual Report”). Operating results for the 13 and 39 weeks ended October 29, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006 or any other period.
3. Business Combination
     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. The Company recorded $157.5 million of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$158,780
Other current assets	65,603
Property and equipment, net	157,211
Other long term assets, excluding goodwill	4,349
Goodwill	157,500
Favorable leases	5,310
Accounts payable	(93,944)
Accrued expenses	(61,223)
Other current liabilities	(10,700)
Long-term debt	(5,859)
Other long-term liabilities	(7,455)

Fair value of net assets acquired, including intangibles	$369,572

     As of October 29, 2005, the Company had accrued expenses of $0.4 million related to Galyan’s associate severance and relocation, and a net receivable of $0.6 million as our projected sublease cash flows exceed our anticipated rent payments for two of the closed former Galyan’s stores. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“Issue 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as a liability assumed in the acquisition.

     The following table summarizes the activity in 2005 (in thousands):

			Inventory
		Liabilities established	reserve
	Associate severance,	for the closing	for discontinued
	retention bonuses and	of Galyan’s stores and	Galyan’s
	relocation	corporate headquarters	merchandise	Total
Balance at January 29, 2005	$3,620	$3,673	$6,310	$13,603
Cash paid (net of sublease receipts)	(3,056)	(4,301)	—	(7,357)
Adjustments to the estimate	(212)	—	—	(212)
Clearance of discontinued Galyan’s merchandise	—	—	(6,203)	(6,203)

Balance at October 29, 2005	$352	$(628)	$107	$(169)

     The $6.2 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise was recorded as a reduction of cost of sales during the 39 weeks ended October 29, 2005. The Company believes that the remaining reserves are adequate to complete its integration plan and expects payments to be substantially completed by the end of fiscal 2005.
     The following unaudited pro-forma summary presents information as if Galyan’s had been acquired at the beginning of each period presented. The pro-forma amounts include certain reclassifications to Galyan’s amounts to conform them to the Company’s presentation, and an increase in interest expense of $3.9 million for the 39 weeks ended October 30, 2004, to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of the period. The pro-forma amounts do not reflect any benefits from economies, which may be achieved from combining the operations.
     The pro-forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

39 Weeks Ended
October 30,
2004
Net sales	$1,660,595
Net income	$14,107
Basic earnings per share	$0.30
Diluted earnings per share	$0.27
4. Goodwill and Other Intangible Assets
     In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”. The Company recorded $157.5 million of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company will continue to assess, on an annual basis, whether goodwill and other intangible assets acquired in the acquisition of Galyan’s are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.
     Acquired intangible assets subject to amortization at October 29, 2005 were as follows (in thousands):

	October 29, 2005
Intangible assets subject to		Accumulated
amortization:	Gross Amount	Amortization
Favorable leases	$5,310	$(22)
     The estimated economic useful life is 11 years. The annual amortization expense of the favorable leases recorded as of October 29, 2005 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2005 (remaining three months)	$23
2006	142
2007	241
2008	345
2009	453
Thereafter	4,084

Total	$5,288

5. Store and Corporate Office Closings
     As a result of the Galyan’s acquisition, the Company closed six Dick’s Sporting Goods stores and four Galyan’s stores, the Galyan’s clearance center and the Galyan’s corporate headquarters. See Note 3 for a summary of the activity of the Galyan’s store closing reserves during the 39 weeks ended October 29, 2005.
     The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition:

Lease and
Other Costs
Balance at January 29, 2005	$3,191
Expense charged to earnings	21,801
Cash payments for leases and other costs	(3,278)

Balance at October 29, 2005	$21,714

     Of the $21.8 million of expense charged to earnings for the 39 weeks ended October 29, 2005, essentially all was recorded in merger integration and store closing costs in the Consolidated Statements of Operations. Of the $21.7 million total liability, $4.9 million is recorded in accrued expenses and $16.8 million is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets. The amounts above relate to store rent, common area maintenance and real estate taxes, and other contractual obligations.
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

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$4,183	$(1,956)	$18,950	$26,560
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,277)	(2,607)	(10,202)	(7,821)

Pro-forma net income (loss)	$906	$(4,563)	$8,748	$18,739

Earnings (loss) per share:
Basic — as reported	$0.08	$(0.04)	$0.38	$0.56
Basic — pro-forma	$0.02	$(0.09)	$0.18	$0.39

Diluted — as reported	$0.08	$(0.04)	$0.35	$0.50
Diluted — pro-forma	$0.02	$(0.09)	$0.16	$0.36
7. Earnings Per Share
     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 39 weeks ended October 29, 2005 as they were anti-dilutive.
     The computations for basic and diluted earnings per share are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Earnings (loss) per common share — Basic:
Net income (loss)	$4,183	$(1,956)	$18,950	$26,560
Weighted average common shares outstanding	50,120	48,251	49,652	47,755
Earnings (loss) per common share	$0.08	$(0.04)	$0.38	$0.56

Earnings (loss) per common share — Diluted:
Net income (loss)	$4,183	$(1,956)	$18,950	$26,560
Weighted average common shares outstanding — basic	50,120	48,251	49,652	47,755
Effect of stock options	3,827	—	4,265	4,976

Weighted average common shares outstanding	53,947	48,251	53,917	52,731
Earnings (loss) per common share	$0.08	$(0.04)	$0.35	$0.50

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
     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: risks associated with combining businesses and/or with assimilating acquired companies and the fact that lease liabilities associated with store closures due to the Galyan’s acquisition are difficult to predict with a level of certainty and may be greater than expected.

OVERVIEW
     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc. The Consolidated Statements of Operations for the 39 weeks ended October 30, 2004 reflect the results of the combined company from the July 29, 2004 acquisition date. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of October 29, 2005, the Company operated 255 stores in 34 states primarily throughout the Eastern half of the United States.
     Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
CRITICAL ACCOUNTING POLICIES
     Our significant accounting policies are described in Note 1 to the consolidated financial statements presented in the Annual Report. Our critical accounting policies and use of estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report and have not changed significantly since January 29, 2005.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
     Executive Summary
     Net income for the 13 weeks ended October 29, 2005 was $4.2 million or $0.08 per diluted share as compared to a net loss of $2.0 million, or $(0.04) per share for the 13 weeks ended October 30, 2004.
     Net sales for the 13 weeks ended October 29, 2005 increased 8%, to $582.7 million from $541.0 million for the 13 weeks ended October 30, 2004 due to a comparable store sales increase of 2.9% and the opening of new stores not yet included in the comparable store base.
     Our gross profit rate for the 13 weeks ended October 29, 2005 increased by 79 basis points to 26.34%, from 25.55% for the 13 weeks ended October 30, 2004, due primarily to an increase in the merchandise margin percentage partially offset by higher freight expense.
     Income from operations increased $10.7 million to $10.9 million for the 13 weeks ended October 29, 2005, from $0.2 million for the 13 weeks ended October 30, 2004. The change was primarily due to last year’s inclusion of $7.7 million of merger integration and store closing costs. In addition, our merchandise margin percentage increased while only being partially offset by higher selling, general and administrative expenses.
     We ended the third quarter with $202.6 million of outstanding borrowings on our line of credit as compared to $76.1 million at January 29, 2005. The change was primarily due to using the line of credit to fund our seasonal borrowing requirements, merger integration expenses, and capital expenditures. Excess borrowing availability totaled $128.4 million at October 29, 2005.
     During the quarter, we opened 16 stores and relocated three stores, which completed the new store openings for the year. Three of the 16 new stores were two-level stores.
     The following tables present for the periods indicated items in the Consolidated Statements of Operations as a percentage of the Company’s net sales, as well as the percentage change in dollar amounts from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	October 29,	October 30,	from Prior Year
	2005	2004	2004-2005
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	73.66	74.45	(79)

Gross profit	26.34	25.55	79
Selling, general and administrative expenses (4)	23.44	23.07	37
Pre-opening expenses (5)	1.03	1.01	2
Merger integration and store closing costs (6)	0.00	1.43	(143)

Income from operations	1.87	0.04	183
Interest expense, net (7)	0.67	0.64	3

Income (loss) before income taxes	1.20	(0.60)	180
Provision (benefit) for income taxes	0.48	(0.24)	72

Net income (loss)	0.72%	(0.36)%	108

Other Data:
Comparable store net sales increase (8)	2.9%	1.5%
Number of stores at end of period	255	233
Total square feet at end of period	14,650,459	13,474,358

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	October 29,	October 30,	from Prior Year
	2005	2004 (1)	2004-2005
Net sales (2)	100.0%	100.0%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	72.97	72.74	23

Gross profit	27.03	27.26	(23)
Selling, general and administrative expenses (4)	22.09	22.16	(7)
Pre-opening expenses (5)	0.58	0.85	(27)
Merger integration and store closing costs (6)	2.13	0.59	154

Income from operations	2.23	3.66	(143)
Gain on sale of investment	(0.10)	0.00	10
Interest expense, net (7)	0.55	0.38	17
Other income	0.00	(0.08)	(8)

Income before income taxes	1.78	3.35	(157)
Provision for income taxes	0.71	1.34	(63)

Net income	1.07%	2.01%	(94)

Other Data:
Comparable store net sales increase (8)	2.1%	3.0%

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(6)	Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of former Galyan’s stores as Dick’s stores, duplicative administrative costs, recruiting and system conversion costs. Beginning in the third quarter of 2005, the balance of these costs, which relate primarily to accretion of discounted cash flows on future lease payments on closed stores, will be included in rent expense.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement borrowings.

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. The conversion, re-merchandising and grand re-opening of the former Galyan’s stores to Dick’s stores was completed in the first quarter of 2005. Since the conversion is completed, the former Galyan’s stores will be included in the comparable store sales base beginning in the second quarter of fiscal 2006.
13 Weeks Ended October 29, 2005 Compared to the 13 Weeks Ended October 30, 2004
Net Income
     Net income increased to $4.2 million for the 13 weeks ended October 29, 2005, and diluted earnings per share increased to $0.08, as compared to a net loss of $2.0 million and a loss per share of $(0.04) for the 13 weeks ended October 30, 2004. The increase in net income was primarily due to an increase in net sales and merchandise margin percentage, a decrease in merger integration and store closing costs, which was partially offset by higher selling, general and administrative expenses.
Net Sales
     Net sales for the quarter increased 8%, to $582.7 million. This increase resulted primarily from a comparable store sales increase of 2.9%, or $10.0 million, and $31.7 million from the net addition of new Dick’s stores in the last five quarters, which are not included in the comparable store base. The acquired Galyan’s stores will be included in the comparable store base beginning in the second quarter of fiscal 2006.
     The increase in comparable store sales is mostly attributable to sales increases in men’s and women’s apparel, camping, golf equipment, baseball, cleats and other footwear. Those favorable results were somewhat offset by sales declines in paintball, boots, hockey and inline skates.
     Private Label Sales
     For the 13 weeks ended October 29, 2005, private label product sales in total for all stores represented 11.0% of sales, an increase from last year’s 7.8%. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.
     Store Count
     During the quarter, we opened 16 stores and relocated three stores compared to the opening of 14 stores for the 13 weeks ended October 30, 2004. As of October 29, 2005, the Company operated 255 stores, with approximately 14.7 million square feet, in 34 states.
Income from Operations
     Income from operations increased $10.7 million to $10.9 million for the 13 weeks ended October 29, 2005, from $0.2 million for the 13 weeks ended October 30, 2004. The change was primarily due to last year’s inclusion of $7.7 million of merger integration and store closing costs. In addition, our merchandise margin percentage increased while only being partially offset by higher selling, general and administrative expenses.
     Gross profit increased by $15.2 million, or 11%, to $153.5 million for the 13 weeks ended October 29, 2005, from $138.3 million for the 13 weeks ended October 30, 2004. The 79 basis point increase in gross profit percentage was primarily due to an increase in the merchandise margin percentage partially offset by higher freight expense as a percentage of sales. The increase in merchandise margin was primarily due to higher merchandise margins in the former Galyan’s stores partially offset by deeper discounting of the paintball, hunting and boots merchandise categories. The lower margin in the paintball category was due to higher clearance activity, and the hunting and boots categories were to combat increased competitive issues. The increase in freight expense was primarily due to an increase in the fuel surcharge charged by our carriers and additional deliveries between our Smithton and Plainfield distribution centers.
     Selling, general and administrative expenses increased by $11.8 million to $136.6 million for the 13 weeks ended October 29, 2005, from $124.8 million for the 13 weeks ended October 30, 2004. The 37 basis point increase over last year was primarily due to negative leverage from lower sales in the former Galyan’s stores, an increase in net advertising expense, and the increase in costs associated with physical inventories due to a shift of some physical inventories from the fourth quarter to the third quarter, partially offset by a decrease in store and corporate bonus expense.
     Merger integration and store closing costs associated with the purchase of Galyan’s were $0 for the 13 weeks ended October 29, 2005 and $7.7 million for the 13 weeks ended October 30, 2004. These costs consisted primarily of $3.2 million of duplicative administrative costs, $2.6 million of additional depreciation related to a change in the estimated useful lives of the depreciable assets for the Dick’s stores that closed, $0.7 million of recruiting and relocation costs and $1.2 million of other costs comprised primarily of travel, advertising and system conversion costs.
     Pre-opening expenses increased by $0.5 million to $6.0 million for the 13 weeks ended October 29, 2005, from $5.5 million for the 13 weeks ended October 30, 2004. During the quarter, we opened 16 stores and relocated three stores compared to the opening of 14 stores for the 13 weeks ended October 30, 2004. Pre-opening expenses in any quarter fluctuate depending on the timing of store openings.
Interest Expense, Net
     Interest expense, net, increased by $0.4 million to $3.9 million for the 13 weeks ended October 29, 2005, from $3.5 million for the 13 weeks ended October 30, 2004 due primarily to an increase in interest rates partially offset by lower borrowing levels.
39 Weeks Ended October 29, 2005 Compared to the 39 Weeks Ended October 30, 2004
Net Income
     Net income decreased to $19.0 million for the 39 weeks ended October 29, 2005, and diluted earnings per share decreased 30% to $0.35, as compared to net income of $26.6 million, and diluted earnings per share of $0.50 for the 39 weeks ended October 30, 2004. The decrease in net income was due primarily to an $18.0 million after-tax increase in merger integration and store closing costs and higher selling, general and administrative expenses, partially offset by an increase in sales and gross profit dollars.
Net Sales
     Net sales increased by $454.1 million, or 34%, to $1,775.5 million for the 39 weeks ended October 29, 2005, from $1,321.4 million for the 39 weeks ended October 30, 2004. This increase resulted primarily from a comparable store sales increase of 2.1%, or $20.9 million, and $433.2 million from the net addition of new stores not yet in the comparable store base. The acquired Galyan’s stores will be included in the comparable store base beginning in the second quarter of fiscal 2006.
     The increase in comparable store sales is mostly attributable to sales increases in men’s and women’s apparel, exercise, men’s and women’s athletic footwear, outerwear, and cleats. Those favorable results were somewhat offset by sales declines in hockey, inline skates, paintball and bikes.
     Private Label Sales
     For the 39 weeks ended October 29, 2005, private label product sales in total for all stores represented 11.9% of sales,

an increase from last year’s 8.3% on a proforma Dick’s and Galyan’s combined basis. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.
     Store Count
     During the 39 weeks ended October 29, 2005 we opened 26 stores, relocated four stores, remodeled two stores and closed four Dick’s stores and one former Galyan’s store compared to opening 24 stores, relocating three stores and closing two stores during the 39 weeks ended October 30, 2004.
Income from Operations
     Income from operations decreased by $8.8 million, or 18%, to $39.5 million for the 39 weeks ended October 29, 2005, from $48.3 million for the 39 weeks ended October 30, 2004. The decrease is primarily a result of merger integration and store closing costs and higher selling, general and administrative expenses, partially offset by an increase in gross profit.
     Gross profit increased by $119.6 million, or 33%, to $479.8 million for the 39 weeks ended October 29, 2005, from $360.2 million for the 39 weeks ended October 30, 2004. The 23 basis point decrease in gross profit percentage was primarily due to negative leverage on occupancy expense as the former Galyan’s stores have higher occupancy expense as a percentage of sales, and higher freight expense due to an increase in the fuel surcharge charged by our carriers, partially offset by an increase in merchandise margin resulting from lower procurement costs.
     Selling, general and administrative expenses increased by $99.4 million to $392.3 million for the 39 weeks ended October 29, 2005, from $292.9 million for the 39 weeks ended October 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 7 basis points less than last year due primarily to lower advertising and corporate administration expenses, including bonus expense, partially offset by negative leverage on store payroll expense.
     Merger integration and store closing costs associated with the purchase of Galyan’s increased by $30.0 million to $37.8 million, for the 39 weeks ended October 29, 2005, from $7.8 million for the 39 weeks ended October 30, 2004. The increase is due to store closing costs associated with the closed Dick’s stores, advertising expense related to the conversion of Galyan’s stores to Dick’s stores, and other costs. The conversion, re-merchandising and grand re-opening of the former Galyan’s stores to Dick’s stores was completed in the first quarter of 2005.
     Pre-opening expenses decreased by $0.9 million to $10.3 million for the 39 weeks ended October 29, 2005, from $11.2 million for the 39 weeks ended October 30, 2004. During the 39 weeks ended October 29, 2005 we opened 26 stores and relocated four stores compared to opening 24 stores and relocating three stores during the 39 weeks ended October 30, 2004. Average pre-opening expense per store remained relatively unchanged. Pre-opening expenses in any quarter fluctuate depending on the timing of store openings.
Interest Expense, Net
     Interest expense, net, increased by $4.7 million to $9.8 million for the 39 weeks ended October 29, 2005, from $5.1 million for the 39 weeks ended October 30, 2004 due primarily to borrowings on the line of credit utilized to fund the Galyan’s acquisition.
Other Income
     Other income for the 39 weeks ended October 30, 2004 included a $1.0 million award arising out of a court order related to our unsuccessful effort to acquire the assets of Bob’s Stores, Inc.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main source of liquidity for the 39 weeks ended October 29, 2005 has been our borrowings pursuant to the Credit Agreement.
     The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 29,	October 30,
	2005	2004
Net cash used in operating activities	$(72,384)	$(84,785)
Net cash used in investing activities	(74,386)	(403,968)
Net cash provided by financing activities	159,893	423,889

Net increase (decrease) in cash and cash equivalents	$13,123	$(64,864)

Operating Activities
     Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-Christmas inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with Christmas sales and this inventory reduction, combined with proportionately higher net income, typically produces significantly positive cash flow in the fourth quarter.
     Cash used in operating activities for the 39 weeks ended October 29, 2005 decreased by $12.4 million reflecting lower net income of $7.6 million, partially offset by an increase in adjustments to net income of $0.7 million and an increase in the change in assets and liabilities of $19.3 million.
     Adjustments to Net Income
     Depreciation expense increased $12.3 million primarily due to including Galyan’s operations for the 39 weeks ended October 29, 2005.
     Deferred income tax assets increased by $13.6 million primarily due to an increase in the store closing reserves due to the timing of the deductibility of the expense for tax purposes.
     Changes in Assets and Liabilities
     The primary factors contributing to the increase in the change in assets and liabilities were the change in accounts receivable and deferred construction allowances.
     The decrease in the change in accounts receivable is primarily due to the decrease in the income tax receivable. The receivable was higher last year due to the net operating losses acquired as a result of the Galyan’s transaction. The change in deferred construction allowances is due to a decrease in the number of stores that had landlord allowances that were not a component of construction in progress related to leased facilities.
     The cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2005 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
     Cash used in investing activities for the 39 weeks ended October 29, 2005 decreased by $329.6 million, primarily due to the acquisition of Galyan’s in 2004, which cost $369.6 million. Net capital expenditures increased $30.2 million due to an increase in capital expenditures of $18.2 million and a decrease in sale-leaseback proceeds of $12.0 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	39 Weeks Ended
	October 29,	October 30,
	2005	2004
New, relocated and remodeled stores	$48,111	$57,109
Future stores	2,308	746
Existing stores	19,355	5,042
Information systems	14,698	9,091
Administration and distribution	9,244	3,527

	$93,716	$75,515

     During the 39 weeks ended October 29, 2005, we opened 26 stores and relocated four stores compared to opening 24 stores and relocating three stores during the 39 weeks ended October 30, 2004. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
     Cash requirements in 2005, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, improvements to the former Galyan’s stores, enhanced information technology and improved distribution infrastructure. While there can be no assurance that current expectations will be realized, the Company expects net capital expenditures after landlord contributions in 2005 to be approximately $90 million.
Financing Activities
     Cash provided by financing activities for the 39 weeks ended October 29, 2005 decreased by $264.0 million primarily reflecting lower borrowings under the Credit Agreement in 2005, and the impact of the net proceeds from the senior convertible notes in 2004. Financing activities consisted primarily of the borrowings under the Credit Agreement and proceeds from transactions in the Company’s common stock. The Company received proceeds of $8.9 million and $5.3 million from transactions in the Company’s stock option and employee stock purchase plan during the 39 weeks ended October 29, 2005 and the 39 weeks ended October 30, 2004, respectively.
     The Company’s liquidity and capital needs have generally been met by cash from operating activities, the proceeds from the convertible notes and borrowings under the $350 million Credit Agreement. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate or (ii) at the LIBOR rate plus 1.25% to 1.75% based on the level of total borrowings during the prior three months. The Credit Agreement’s term expires May 30, 2008.
     Borrowings under the Credit Agreement were $202.6 million and $76.1 million as of October 29, 2005 and January 29, 2005, respectively. Total remaining borrowing capacity, after subtracting letters of credit as of October 29, 2005 and January 29, 2005 was $128.4 million and $184.1 million, respectively.
     The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company is obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of October 29, 2005, the Company was in compliance with the terms of the Credit Agreement.
     The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our liquidity requirements through fiscal 2006. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.

Off-Balance Sheet Contractual Obligations and Other Commercial Commitments
     The only off-balance sheet contractual obligations and commercial commitments as of October 29, 2005 relate to operating lease obligations and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.
OUTLOOK
Fourth Quarter 2005
     Based on an estimated 54 million shares outstanding, the Company anticipates reporting an approximate 20% increase in earnings per diluted share to $0.95 — $1.00 per share, from fourth quarter 2004 earnings per diluted share of $0.81, excluding merger integration and store closing costs and gain on sale of investment.
     Comparable store sales are expected to increase approximately 1-2%.
Full Year 2005
     We continue to anticipate reporting diluted earnings per share of $1.70 — 1.75. This represents an approximate 48% increase over proforma, combined company earnings per share for the full year 2004 of $1.17, excluding merger integration and store closing costs and gain on sale of investment. Including merger integration and store closing costs, earnings guidance is $1.27 — 1.32 per share. Guidance is based on an estimated 54 million shares outstanding.
     Comparable store sales are expected to increase approximately 2%. The converted Galyan’s stores will be included in the comparable store base in the second quarter of fiscal 2006.
     Our 2005 full-year EPS guidance excludes the impact of expensing stock options as the SEC has amended the compliance date for adoption of the provisions SFAS 123R. We are planning to implement the provisions of SFAS 123R beginning in fiscal 2006, the estimated impact of which is an after-tax expense of $0.27 per share.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s net exposure to interest rate risk consists primarily of borrowings under the Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. Outstanding borrowings under the Credit Agreement were $202.6 million and $76.1 million as of October 29, 2005 and January 29, 2005, respectively. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the October 2005 borrowings under the Credit Agreement would be approximately $1.2 million.
Credit Risk
     In February 2004, the Company sold $172.5 million issue price of senior unsecured convertible notes due 2024. In conjunction with the issuance of these senior convertible notes, we also simultaneously entered into a five year convertible bond hedge and a separate five year warrant with one of the initial purchasers (“the counterparty”) and/or certain of its affiliates. Subject to the movement in our common stock price, we could be exposed to credit risk arising out of net settlement of the convertible bond hedge and separate warrant transaction. Based on our review of the possible net settlements and the credit strength of the counterparty and its affiliates, we believe that we do not have a material exposure to credit risk as a result of these share option transactions.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 15, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 15, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 15, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 15, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 15, 2005 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES Michael F. Hines
EVP — Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 15, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 15, 2005 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 15, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 15, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith