Form 10-K
period 2006-01-28
DICKS SPORTING GOODS INC
filed 2006-03-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
Commission File No. 001-31463
DICK’S SPORTING GOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1241537 (I.R.S. Employer Identification No.)

300 Industry Drive, RIDC Park West, Pittsburgh, Pennsylvania (Address of principal executive offices)	15275 (Zip Code)
(724) 273-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of Each Exchange on which Registered The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act (check one).
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,436,114,016 as of July 30, 2005 based upon the closing price of the registrant’s common stock on the New York Stock Exchange reported for July 29, 2005.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 9, 2006 was 36,630,048 and 13,719,395, respectively.
Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 7, 2006 (the “2006 Proxy Statement”).

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
     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2006 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to the operation and implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes, due 2024; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
     In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by the securities laws.
     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s Trading Company, Inc. (“Galyan’s”) which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for 2006 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: risks associated with combining businesses and/or with assimilating acquired companies and the fact that lease liabilities associated with store closures due to the Galyan’s acquisition are difficult to predict with a level of certainty and may be greater than expected.

PART I
ITEM 1. BUSINESS
General
     Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s. The Consolidated Statements of Income include the operation of Galyan’s from the date of acquisition forward for the year ended January 29, 2005. Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities.
     As of January 28, 2006 we operated 255 stores, with approximately 14.7 million square feet, in 34 states, the majority of which are located primarily throughout the Eastern half of the United States. Dick’s was founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and, upon his father’s retirement in 1984, became President and Chief Executive Officer of the then two-store chain.
     We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive office was relocated to 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275 during fiscal 2004, and our phone number is (724) 273-3400. Our website is located at www.dickssportinggoods.com. The information on our website does not constitute a part of this annual report. We include on our website, free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.
     Dick’s, Dick’s Sporting Goods, DicksSportingGoods.com, Galyan’s Trading Company, Inc., Northeast Outfitters, PowerBolt, Fitness Gear, Ativa, Walter Hagen, DBX, Highland Games and Acuity are our primary trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder.
Acquisition of Galyan’s
     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. The Company recorded $156.6 million of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company obtained approximately $193 million of these funds from cash, cash equivalents and investments and the balance from borrowings under its revolving line of credit.
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
     Competitive Pricing. We position ourselves to be competitive in price, but we do not attempt to be a price leader. We maintain a policy of matching our competitors’ advertised prices. If a customer finds a competitor with a lower price on an item, we will match the lower price. Additionally, under our “Right Price Promise,” if within 30 days of purchasing an item from us, a customer finds a lower advertised price by either a competitor, or us, we will refund the difference. We seek to offer value to our customers and develop and maintain a reputation as a provider of value at each price point.
     Broad Assortment of Brand Name Merchandise. We carry a wide variety of well-known brands, including Nike, North Face, Columbia, Adidas, Callaway and Under Armour, as well as private label products sold under names such as Ativa and Walter Hagen, which are available only in our stores. The breadth of our product selections in each category of sporting goods offers our customers a wide range of price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast.
     Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) working in our stores, and as of January 28, 2006 employed 221 PGA professionals in our golf departments. We also had 231 bike mechanics to sell and service bicycles and 157 certified fitness trainers who provide advice on the best fitness equipment for the individual. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.
     Interactive “Store-Within-A-Store”. Our stores typically contain five stand-alone specialty stores. We seek to create a distinct look and feel for each specialty department to heighten the customer’s interest in the products offered. A typical store has the following in-store specialty shops: (i) the Pro Shop, a golf shop with a putting green and hitting area and video monitors featuring golf tournaments and instruction on the Golf Channel or other sources; (ii) the Footwear Center, featuring hardwood floors, a track for testing athletic shoes and a bank of video monitors playing sporting events; (iii) the Cycle Shop, designed to sell and service bikes, complete with a mechanics’ work area and equipment on the sales floor; (iv) the Sportsman’s Lodge for the hunting and fishing customer, designed to have the look of an authentic bait and tackle shop; and (v) Total Sports, a seasonal sports area displaying sports equipment and athletic apparel associated with specific seasonal sports, such as football and baseball. Our stores provide interactive opportunities by allowing customers to test golf clubs in an indoor driving range, shoot bows in our archery range, or run on our footwear track.
     Exclusive Brand Offerings. We offer our customers high-quality products at competitive prices marketed under exclusive brands. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast for sale under brands such as Ativa, Acuity, Walter Hagen, Northeast Outfitters, PowerBolt, Fitness Gear, Highland Games and DBX. Many of our products incorporate technical features such as GORE-TEX, a waterproof breathable fabric, and CoolMax, a fabric that wicks moisture away from the skin to the fabric where the moisture evaporates faster, that are typically available only through well-known brand names. Our private label products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell. Private label products have grown to 11.9% in fiscal 2005 from 8.6% in fiscal 2004 of net sales on a combined company basis. We expect to continue to grow our exclusive private label offerings.
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
     The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

	Fiscal Year
Merchandise Category	2005	2004	2003
Apparel	26%	25%	23%
Footwear	17%	17%	18%
Hardlines (1)	57%	58%	59%

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.
     Apparel: This category consists of athletic apparel, outerwear and sportswear designed for a broad range of activities and performance levels as well as apparel designed and fabricated for specific sports, in men’s, women’s and children’s assortments. Technical and performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, swimming, and licensed products. Basic sportswear includes T-shirts, shorts, sweats and warm-ups.
     Footwear: The Footwear Center, featuring hardwood floors and a track for testing athletic shoes, offers a diverse selection of athletic shoes for running and walking, tennis, fitness and cross training, basketball, and hiking. In addition, we also carry specialty footwear including a complete line of cleated shoes for baseball, football, soccer and golf. Other important categories within the footwear department are boots, socks and accessories.
     Hardlines:
     Exercise and Team Sports. Our product lines include a diverse selection of fitness equipment including treadmills, elliptical trainers, stationary bicycles, home gyms, free weights, and weight benches. A full range of equipment and accessories are available for team sports such as football, baseball, basketball, hockey, soccer, bowling and lacrosse. Family recreation offerings include lawn games and table games such as ping-pong, foosball, and air hockey.
     Outdoor Recreation. The Sportsman’s Lodge, designed to have the look of an authentic bait and tackle shop, caters to the outdoorsman and includes a diverse offering of equipment for hunting, fishing, camping, and water sports. Hunting products include rifles, shotguns, ammunition, global positioning systems, hunting apparel, boots and optics including binoculars and scopes, knives and cutlery, archery equipment and accessories. Fishing gear such as rods, reels, tackle and accessories are offered along with camping equipment, including tents and sleeping bags. Equipment offerings for marine and water sports include navigational electronics, water skis, rafts, kayaks, canoes and accessories.
     Golf. The Pro Shop, a golf shop with a putting green and indoor driving range, includes a complete assortment of golf clubs and club sets, bags, balls, shoes, teaching aids and accessories. We carry a full range of products featuring major golf suppliers such as Taylor Made, Callaway, Titleist, Cleveland and Nike Golf as well as our exclusive brands, Walter Hagen and Acuity.
     Cycling. Our Cycle Shop, which is designed to sell and service bicycles, complete with a mechanics’ work area, features a broad selection of BMX, all-terrain, freestyle, touring bicycles, scooters and skateboards. In addition, we also offer a full range of cycling accessories including helmets, bicycle carrier racks, gloves, water bottles and repair and maintenance parts.
Our Stores
     Each of our stores typically contains five specialty stores. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store.
     Store Design. We design our stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. We also have another prototype two-level store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it.

The following table summarizes store openings and closings for 2005 and 2004:

		Fiscal 2004
	Fiscal 2005	Dick’s	Galyan’s		Total
Beginning stores	234	163	43		206
New:
50,000 square foot prototype	20	20	—		20
Two-level stores	6	8	—		8
Galyan’s Stores	—	—	6	*	6	*

Total new stores	26	28	6	*	34
Closed	(5)	(3)	(3)		(6)

Ending stores	255	188	46		234

Relocated stores	4	3	—		3

*	Year Ended January 29, 2005 includes 5 stores opened by Galyan’s prior to Dick’s acquisition.
     In fiscal 2005, the five store closures were due to overlapping trade areas as a result of the Galyan’s acquisition. In fiscal 2004, as a result of the acquisition, we closed three Galyan’s stores and one Dick’s store in overlapping trade areas. The remaining store closures in fiscal 2004 were not related to the Galyan’s acquisition. One closed as its replacement was opened in 2003, and the second was closed due to performance. Of the 48 stores acquired in the Galyan’s acquisition, 41 of the stores total square footage exceeded 75,000. In most of our stores, approximately 82% of store space is used for selling and approximately 18% is used for backroom storage of merchandise, receiving area and office space.
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
     New Store Openings. Future openings will depend upon several factors, including but not limited to general economic conditions, consumer confidence in the economy, unemployment trends, interest rates and inflation, the availability of retail store sites, real estate prices and the availability of adequate capital. Because our new store openings rely on many factors, they are subject to risks and uncertainties described below under Part I, Item 1A, “Risks and Uncertainties.”
     Store Associates. We strive to complement our merchandise selection and innovative store design with superior customer service. We actively recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable about the products they sell. For example, we currently employ PGA golf professionals to work in our golf departments, bike mechanics to sell and service bicycles and certified fitness trainers to provide advice on the best fitness equipment for the individual. We believe that our associates’ enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.
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
     We typically staff our stores with a store manager, two sales managers, a sales support manager, six sales leaders, and approximately 50 full-time and part-time sales associates for a single-level store and proportionately more supervisory roles and associates for a two-level store depending on store volume and time of year. The operations of each store are supervised by one of 30 district managers, each of who reports to one of eight regional directors of stores who are located in the field. The regional directors of stores report to one of two regional vice presidents, and all of these individuals report to the senior vice president of operations.
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
          Our prototype stores feature bicycle maintenance and repair stations on the sales floor, allowing our bicycle mechanics to service bicycles in addition to assisting customers. We believe that these maintenance and repair stations are one of our most effective selling tools by enhancing the credibility of our specialty store concept and giving assurance to our customers that we can repair and tune the bicycles they purchase.
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
Marketing and Advertising
     Our marketing program is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. The advertising strategy is focused on weekly newspaper advertising utilizing multi-page, color inserts and standard run of press advertising, with emphasis on key shopping periods, such as the Christmas season, Father’s Day, and back-to-school, and on specific sales and promotional events, including our annual Golf-a-thon sale.
     We cluster stores in major markets to enable us to employ our advertising strategy on a cost-effective basis through the use of newspaper and local and national television and radio advertising. We advertise in major metropolitan newspapers as well as in regional newspapers circulated in areas surrounding our store locations. Our newspaper advertising typically consists of weekly promotional advertisements with full-color inserts. Our television advertising is generally concentrated during a promotional event or key shopping period. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Vendor payments under cooperative advertising arrangements with us, as well as vendor participation in sponsoring sporting events and programs, have contributed to our advertising leverage.
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
     We purchase merchandise from nearly 1,200 vendors, and we have no long-term purchase commitments. During fiscal 2005, Nike, our largest vendor, represented approximately 12% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2005 merchandise purchases. We do not have long-term contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.
     We expanded our distribution center in Smithton, Pennsylvania from 388,000 to 601,000 square feet in the fourth quarter of 2004 and are also expanding our distribution center in Plainfield, Indiana from 364,000 to 725,000 square feet. The expansion in Plainfield is scheduled for completion in February 2007. Vendors directly ship merchandise to these distribution centers, where it is processed as necessary, applying price tickets and hangers, before being shipped to the stores. We believe that our distribution system has the following advantages as compared to a direct delivery or drop shipping system utilized by some other retailers: reduced individual store inventory investment, more timely replenishment of store inventory needs, better use of store floor space, reduced transportation costs and easier vendor returns.
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
Employees
     As of January 28, 2006, we had a total of approximately 7,700 full- time and approximately 10,400 part-time associates (less than 30 hours per week). Due to the seasonal nature of our business, total employment will fluctuate during the year, which typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.
Proprietary Rights
     Each of “Dick’s,” “Dick’s Sporting Goods,” “DicksSportingGoods.com,” “Walter Hagen,” “Northeast Outfitters,” “PowerBolt,” “Fitness Gear,” “Ativa,” “Acuity,” “Highland Games” and “DBX” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “Slazenger”, “Field & Stream” and “Quest” for specified product categories. The earliest that any of our licenses for these private label products expires, including extensions, is 2007. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of private label products covered by the license. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”
Governmental Regulation
          We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of long guns. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review, and provide us with a transaction number for the proposed sale. We are required to record the transaction number on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for 5 years for auditing purposes for each denied sale. After all of these procedures are complete, we complete the sale.
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
Executive Officers of the Company
          The executive officers of the Company, and their prior business experience, are as follows:
          Edward W. Stack, 51, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Edward Stack has served us full time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
          William J. Colombo, 50, became our President and a board member in 2002 in addition to being Chief Operating Officer. From late in 1998 to 2000, Mr. Colombo served as President of dsports.com LLC, our Internet commerce subsidiary. Mr. Colombo served as Chief Operating Officer and an Executive Vice President from 1995 to 1998. Mr. Colombo joined us in 1988. From 1977 to 1988, he held various field and district positions with J.C. Penney Company, Inc. (a retailing company listed on the NYSE). He is also on the board of directors of Gibraltar Industries (a leading processor, manufacturer and provider of high value-added, high margin steel products and services listed on Nasdaq).
          William R. Newlin, 65, joined us in October 2003 as our Executive Vice President and Chief Administrative Officer. Prior to that, he served as Chairman and CEO of Buchanan Ingersoll PC (law firm) for more than five years. Mr. Newlin also is the lead director (formerly the Chairman) of Kennametal Inc. (global manufacturer of cutting tools and systems listed on the NYSE). He also is on the board of directors of Arvin Meritor, Inc. (vehicle modules and components listed on the NYSE) and Calgon Carbon Corporation (solutions for making air and water safer listed on the NYSE).
          Michael F. Hines, 49, has been our Executive Vice President and Chief Financial Officer since 2001 and joined us in 1995 as the Chief Financial Officer. From 1990 to 1995, Mr. Hines was employed by Staples, Inc. (an office supply retailer listed on the NYSE), most recently as Vice President of Finance. Prior to that, Mr. Hines spent 12 years in public accounting, the last eight years with Deloitte & Touche LLP. He is also on the board of directors of Yankee Candle Company, Inc. (a manufacturer and retailer of premium scented candles listed on the NYSE).
          Gwendolyn K. Manto, 51, joined us in January 2006 as our Executive Vice President and Chief Merchandising Officer. Ms. Manto was employed by Sears Holding Co. (the nation’s third largest broadline retailer listed on the NYSE), as Executive Vice President and General Merchandise Manager, Apparel since February 2004. Prior to joining Sears, she was Vice Chairman/Chief Merchandising Officer of Stein Mart (an off-price specialty retailer listed on Nasdaq).
ITEM 1A. RISK FACTORS
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
     We purchase merchandise from nearly 1,200 vendors. In fiscal 2005, purchases from Nike represented approximately 12% of our merchandise purchases. Although in fiscal 2005, purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.
     We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” or MFN status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability. To date, we have not experienced any difficulties of this nature.
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
Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
     We utilize a suite of applications for our merchandise system that includes JDA Merchandising and Arthur Allocation. This system, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Any material disruption, malfunction or other similar problems in or with this system could negatively impact our financial results and materially adversely affect our business operations.
We rely on two distribution centers along with a smaller return facility, and if there is a natural disaster or other serious disruption at one of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.
     We expanded our distribution center in Smithton, Pennsylvania from 388,000 to 601,000 square feet in the fourth quarter of 2004, and are also expanding our distribution center in Plainfield, Indiana from 364,000 to 725,000 square feet. The expansion in Plainfield is scheduled for completion in February 2007. We also operate a 75,000 square foot return center in Conklin, New York. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. Our growth could cause us to seek alternative facilities. Such expansion of the current facility or alternatives could affect us in ways we cannot predict.
Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.
     Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 32% of our net sales and approximately 56% of our net income for fiscal 2005, excluding after-tax merger integration and store closing costs of $22.7 million. The Company believes excluding merger integration and store closing costs provides a more accurate understanding of the core performance of the Company. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
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
     The rate of our expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all. Our current senior secured revolving credit facility contains provisions, which restrict our ability to incur additional indebtedness, to raise capital through the issuance of equity or make substantial asset sales, which might otherwise be used to finance our expansion. Our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures, which may further limit our access to certain capital markets or lending sources. Moreover, the actual availability under our credit facility is limited to the lesser of 70% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding, and opportunities for increased cash flows from reduced inventories would be partially offset by reduced availability through our senior secured revolving credit facility. As a result, we cannot assure you that we will be able to finance our current plans for the opening of new retail stores.

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
     Among the chief uncertainties facing our nation and world and as a result our business is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of this. Clearly, events or series of events in the Middle East or elsewhere could have a very serious adverse impact on our business.
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
     We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of January 28, 2006, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled approximately 79% of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack and his relatives may also acquire additional shares of common stock upon the exercise of stock options. They will also have the power to prevent or cause a change in control. The interests of Mr. Stack and his relatives may differ from the interests of the other stockholders and they may take actions with which you disagree.
Our quarterly operating results may fluctuate substantially, which may adversely affect our business and the market price of our common stock.
     Our net sales and results of operations have fluctuated in the past and may vary from quarter-to-quarter in the future. These fluctuations may adversely affect our business, financial condition and the market price of our common stock. A number of factors, many of which are outside our control, may cause variations in our quarterly net sales and operating results, including:
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
     We cannot assure you that comparable store sales will continue to increase at the rates achieved in our last fiscal year. Moreover, our comparable store sales may decline. Our comparable store sales may vary from quarter-to-quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our common stock to fluctuate significantly.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
     Our corporate headquarters is located at 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, where we lease approximately 200,000 square feet of office space. The lease for this office space is for a term of 20 years through 2024.
     We currently lease a 601,000 square foot distribution center in Smithton, Pennsylvania and a 364,000 square foot distribution center in Plainfield, Indiana. The Plainfield distribution center is currently being expanded to 725,000 square feet and is scheduled for completion in February 2007. The term of these leases expire in 2019 and 2020, respectively. We also lease a 75,000 square foot return center in Conklin, New York, which is utilized for freight consolidation and the handling of damaged and defective merchandise. The term of this lease expires in 2009.
     We lease all of our stores. Initial lease terms are generally for 10 to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls. We currently have substantially all of our leases signed for the stores planned to open in fiscal 2006, and nine signed leases for the stores planned to open in fiscal 2007.

     As of January 28, 2006 we operated 255 stores in 34 states. The following table sets forth the number of stores by state:

State
Alabama	3
Colorado	6
Connecticut	8
Delaware	2
Florida	1
Georgia	4
Illinois	12
Indiana	14
Iowa	1
Kansas	6
Kentucky	6
Maine	2
Maryland	8
Massachusetts	11
Michigan	12
Minnesota	3
Missouri	5
Nebraska	2
Nevada	1
New Hampshire	3
New Jersey	9
New York	25
North Carolina	17
Ohio	30
Pennsylvania	28
Rhode Island	2
South Carolina	5
Tennessee	2
Texas	2
Utah	1
Vermont	2
Virginia	13
West Virginia	4
Wisconsin	5

Total	255

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
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005 through the solicitation of proxies or otherwise.
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

Fiscal Quarter Ended	High	Low
April 30, 2005	$36.73	$30.66
July 30, 2005	$40.13	$30.56
October 29, 2005	$40.08	$27.00
January 28, 2006	$37.36	$29.93

Fiscal Quarter Ended	High	Low
May 1, 2004	$30.78	$25.32
July 31, 2004	$34.30	$25.00
October 30, 2004	$36.84	$26.77
January 29, 2005	$38.05	$33.25
     The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 7, 2006 was 167 and 9, respectively.
     We currently intend to retain our earnings for the development of our business. We have never paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the future.
     The information set forth under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” is incorporated herein.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
     The following selected consolidated financial data for fiscal years 2005, 2004, 2003, 2002 and 2001 presented below under the captions “Statement of Income Data”, “Other Data” and “Balance Sheet Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2005, 2004, 2003, 2002 and 2001 presented below under the caption “Store Data” have been derived from internal records of our operations.
     Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations. You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Fiscal Year
2005	2004	2003	2002	2001
(Dollars in thousands, except per share and sales per square foot data)
Statement of Income Data:
Net sales	$2,624,987	$2,109,399	$1,470,845	$1,272,584	$1,074,568
Cost of goods sold (1)	1,887,347	1,522,873	1,062,820	934,956	810,801

Gross profit	737,640	586,526	408,025	337,628	263,767
Selling, general and administrative expenses	556,320	443,776	314,885	262,755	213,065
Merger integration and store closing costs	37,790	20,336	—	—	—
Pre-opening expenses	10,781	11,545	7,499	6,000	5,726

Income from operations	132,749	110,869	85,641	68,873	44,976
(Gain) on sale / loss on write-down of non-cash investment (2) (3)	(1,844)	(10,981)	(3,536)	2,447	—
Interest expense, net	12,959	8,009	1,831	2,864	6,241
Other income	—	(1,000)	—	—	—

Income before income taxes	121,634	114,841	87,346	63,562	38,735
Provision for income taxes	48,654	45,936	34,938	25,425	15,494

Net income	$72,980	$68,905	$52,408	$38,137	$23,241

Earnings per Common Share (4):
Net income per common share - Basic	$1.47	$1.44	$1.17	$1.08	$0.73
Net income per common share - Diluted	$1.35	$1.30	$1.04	$0.93	$0.65
Weighted average number of common shares outstanding (in thousands):
Basic	49,792	47,978	44,774	35,458	32,018
Diluted	53,979	52,921	50,280	40,958	35,736

Store Data:
Comparable store net sales increase (5)	2.6%	2.6%	2.1%	5.1%	3.6%
Number of stores at end of period	255	234	163	141	125
Total square feet at end of period	14,650,459	13,514,869	7,919,138	6,807,021	6,149,044
Net sales per square foot (6)	$188	$195	$193	$192	$186

Other Data:
Gross profit margin	28.1%	27.8%	27.7%	26.5%	24.6%
Selling, general and administrative percentage of net sales	21.2%	21.0%	21.4%	20.7%	19.8%
Operating margin	5.1%	5.3%	5.8%	5.4%	4.2%
Inventory turnover (7)	3.42	x	3.56	x	3.69	x	3.83	x	3.74	x
Depreciation and amortization	$49,861	$37,621	$17,554	$14,420	$12,082

Balance Sheet Data:
Inventories	$535,698	$457,618	$254,360	$233,497	$201,585
Working capital (8)	$142,748	$128,388	$136,679	$55,102	$68,957
Total assets	$1,187,789	$1,085,048	$543,360	$413,529	$365,517
Total debt including capital lease obligations	$181,201	$258,004	$3,916	$3,577	$80,861
Retained earnings (accumulated deficit) - including accretion of redeemable preferred stock	$202,842	$129,862	$60,957	$8,549	$(29,588)
Total stockholders’ equity	$414,793	$313,667	$240,894	$138,823	$61,556

(1)	Cost of goods sold includes the cost of merchandise, occupancy, freight and distribution costs, and shrink expense.

(2)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. We converted a royalty arrangement with that provider into an equity investment that resulted in this non-cash investment.

(3)	The loss on write-down of non-cash investment resulted from a write-down of the investment in our third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock.

(4)	Earnings per share data gives effect to the two-for-one stock split, in the form of a stock dividend which became effective on April 5, 2004.

(5)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were closed or relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. The former Galyan’s stores will be included in the comparable store base beginning in the second quarter of 2006.

(6)	Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 18% of total store space.

(7)	Calculated as cost of goods sold divided by the average of the last five quarters’ ending inventories.

(8)	Defined as current assets less current liabilities.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See PART I- “Forward Looking Statements” and PART I-Item 1A, “Risks and Uncertainties”.
Overview
          The Company is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s. The Consolidated Statements of Income include the operation of Galyan’s from the date of acquisition forward for the year ended January 29, 2005.
          As of January 28, 2006 we operated 255 stores, with approximately 14.7 million square feet, in 34 states, the majority of which are located primarily throughout the Eastern half of the United States.
Executive Summary
          The Company reported net income for the year ended January 28, 2006 of $73.0 million or $1.35 per diluted share as compared to net income of $68.9 million and earnings per diluted share of $1.30 in 2004. The increase in earnings was attributable to an increase in sales as a result of a 2.6% increase in comparable store sales, new store sales and sales from the former Galyan’s stores that were acquired on July 29, 2004 and an increase in gross profit margins partially offset by an increase in selling, general and administrative expenses as a percentage of sales, a $5.5 million after tax decrease in the gain on sale of investment and a $10.5 million after tax increase in merger integration and store closing costs associated with the acquisition of Galyan’s.
          Net sales increased 24% to $2,625 million in 2005 from $2,109 million in 2004. This increase resulted primarily from a comparable store sales increase of 2.6%, or $36.7 million, and $478.9 million from the net addition of new stores in the last five quarters which are not included in the comparable store base, and the former Galyan’s stores which will be included in the comparable store base beginning in the second quarter of 2006.

     Income from operations increased 20% to $132.7 million in 2005 from $110.9 million in 2004 due primarily to the increase in gross profit, partially offset by an increase in merger integration and store closing costs and an increase in selling, general and administrative costs.
     As a percentage of net sales, gross profit increased to 28.10% in 2005 from 27.81% in 2004. The gross profit percentage increased primarily due to an increase in the merchandise margin percentage partially offset by higher occupancy costs in the former Galyan’s stores and an increase in freight expense.
     Selling, general and administrative expenses increased by 15 basis points. The increase as a percentage of sales was due primarily to an increase in store payroll expense as the former Galyan’s stores have higher payroll expense as a percentage of sales than the Dick’s stores, partially offset by the leverage obtained on corporate administration expenses due to the synergies obtained from the acquisition of Galyan’s and lower bonus expense this year.
     We ended the year with no borrowings on our line of credit as compared to $76.1 million of outstanding borrowings at January 29, 2005. The balance last year was due primarily to using the line to fund a portion of the Galyan’s acquisition. Excess borrowing availability totaled $275.6 million as of January 28, 2006.
Results of Operations
     The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in percentage of net sales from the prior year’s period:

				Basis Point	Basis Point
				Increase /	Increase /
				(Decrease) in	(Decrease) in
				Percentage of	Percentage of
				Net Sales	Net Sales
	Fiscal Year			from Prior Year	from Prior Year
	2005 A	2004 A	2003	2004-2005 A	2003-2004 A
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	71.90	72.19	72.26	(29)	(7)

Gross profit	28.10	27.81	27.74	29	7
Selling, general and administrative expenses (3)	21.19	21.04	21.41	15	(37)
Merger integration and store closing costs (4)	1.44	0.96	—	48	96
Pre-opening expenses (5)	0.41	0.55	0.51	(14)	4

Income from operations	5.06	5.26	5.82	(20)	(56)
Gain on sale of investment (6)	(0.07)	(0.52)	(0.24)	(45)	28
Interest expense, net (7)	0.49	0.38	0.12	11	26
Other income	—	(0.05)	—	(5)	5

Income before income taxes	4.63	5.44	5.94	(81)	(50)
Provision for income taxes	1.85	2.18	2.38	(33)	(20)

Net income	2.78%	3.27%	3.56%	(49)	(29)

A: Column does not add due to rounding
     (1) Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.
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
     (4) Merger integration and store closing costs all pertain to the Galyan’s acquisition and include the expense of closing Dick’s stores in overlapping markets, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. Beginning in the third quarter of 2005, the balance of the merger integration and store closing costs, which relate primarily to accretion of discounted cash flows on future lease payments on closed stores, was included in rent expense.
     (5) Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.
     (6) Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.
     (7) Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement borrowings partially offset by interest income.
Fiscal 2005 Compared to Fiscal 2004
Net Income
     Net income increased to $73.0 million in 2005 from $68.9 million in 2004. This represented an increase in diluted earnings per share of $0.05, or 4% to $1.35 from $1.30. The increase in earnings was attributable to an increase in net sales and gross profit margin percentage, partially offset by an increase in selling, general and administrative expenses as a percentage of sales, a $5.5 million after tax decrease in the gain on sale of investment and a $10.5 million after tax increase in merger integration and store closing costs associated with the acquisition of Galyan’s.
Net Sales
     Net sales increased 24% to $2,625 million in 2005 from $2,109 million in 2004. This increase resulted primarily from a comparable store sales increase of 2.6%, or $36.7 million, and $478.9 million from the net addition of new stores in the last five quarters which are not included in the comparable store base and the former Galyan’s stores which will be included in the comparable store base beginning in the second quarter of 2006.
     The increase in comparable store sales is mostly attributable to sales increases in men’s and women’s apparel, exercise, athletic and casual footwear, socks, licensed merchandise, baseball and accessories and guns, partially offset by lower sales of paintball, in-line skates, bikes, hockey and hunting.
     Private Label Sales
     For the year ended January 28, 2006, private label product sales in total for all stores represented 11.9% of sales, an increase from last year’s 8.6% of proforma sales. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.
     Store Count
     During 2005, we opened 26 stores, relocated four stores and closed five stores. The store closures were a result of the Galyan’s acquisition. As of January 28, 2006 we operated 255 stores, with approximately 14.7 million square feet, in 34 states.
Income from Operations
     Income from operations increased 20% to $132.7 million in 2005 from $110.9 million in 2004 due primarily to the increase in gross profit, partially offset by an increase in merger integration and store closing costs and an increase in selling, general and administrative costs.
     Gross profit increased 26% to $737.6 million in 2005 from $586.5 million in 2004. As a percentage of net sales, gross profit increased to 28.10% in 2005 from 27.81% in 2004. The gross profit percentage increased primarily due to improved merchandise margins in the majority of the Company’s product categories, partially offset by higher occupancy costs as a percentage of sales (50 basis points) due primarily to higher occupancy costs in the former Galyan’s stores, and higher freight expense as a percentage of sales (39 basis points). The increase in freight expense was primarily due to an increase in the fuel surcharge charged by our carriers.
     Selling, general and administrative expenses increased to $556.3 million in 2005 from $443.8 million in 2004 due primarily to an increase in store count and continued investment in corporate and store infrastructure.
     The 15 basis point increase over last year was due primarily to an increase in store payroll costs (64 basis points), a portion of which is due to the negative leverage from lower sales in the former Galyan’s stores, partially offset by lower bonus expense (28 basis points) and a decrease in corporate payroll expense (12 basis points), a portion of which is due to the synergies obtained from the acquisition of Galyan’s.
     Merger integration and store closing costs associated with the purchase of Galyan’s increased to $37.8 million in 2005 from $20.3 million in 2004. The increase is primarily due to closing Dick’s stores in overlapping markets and advertising the re-branding and re-grand opening of the former Galyan’s stores.
     Pre-opening expenses decreased by $0.7 million to $10.8 million in 2005 from $11.5 million in 2004. Pre-opening expenses were for the opening of 26 new stores and relocation of four stores in 2005 compared to the opening of 29 new stores and relocation of three stores in 2004. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.
Gain on Sale of Investment
     Gain on sale of investment was $1.8 million in 2005 as compared to $11.0 million in 2004. The gain resulted from the sale of a portion of the Company’s non-cash investment in its third-party internet commerce provider.
Interest Expense, Net
     Interest expense, net, increased by $5.0 million to $13.0 million in 2005 from $8.0 million in 2004 due primarily to higher interest rates and higher average borrowings on the Company’s senior secured revolving credit facility.
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
     Private Label Sales
     For the year ended January 29, 2005, private label product sales (excluding Galyan’s private label brands), represented 8.6% of proforma sales, an increase from last year’s 7.1% of proforma sales. These private label sales are for the merchandise developed by Dick’s, and do not include any remaining private label products developed by Galyan’s.

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
     Gross profit increased by $178.5 million, or 44%, to $586.5 million from $408.0 million in 2003. As a percentage of net sales, gross profit increased to 27.81% in 2004 from 27.74% in 2003. The gross profit percentage increased primarily due to improved selling margins in the majority of the Company’s product categories, a larger portion of cooperative advertising funds classified as a reduction of cost of goods sold as opposed to a reduction of advertising expense (20 basis points) as fewer funds were tied directly to advertising expense, partially offset by lower selling margins in the Galyan’s stores due to the liquidation of non-go-forward product, and higher occupancy costs as a percentage of sales (52 basis points).
     Selling, general and administrative expenses increased by $128.9 million to $443.8 million from $314.9 million in 2003 due primarily to an increase in store count and continued investment in corporate and store infrastructure.
     As a percentage of net sales, selling, general and administrative expenses decreased from 21.41% in 2003 to 21.04% in 2004. The decrease as a percentage of sales was due primarily to decreased advertising expense (27 basis points), decreased corporate payroll expense due to the synergies obtained from the acquisition of Galyan’s (13 basis points) and last year containing higher information systems costs (14 basis points). These decreases were partially offset by the classification of a larger portion of cooperative advertising funds as a reduction of cost of goods sold as discussed above (20 basis points).
     Merger integration and store closing costs associated with the purchase of Galyan’s were $20.3 million in 2004. These costs consisted primarily of $7.9 million of expenses related to the Dick’s stores that are closing; $5.2 million of duplicative administrative costs; $1.9 million of costs incurred during the four-day closing of all Galyan’s stores; and $5.3 million of other costs comprised primarily of system conversion costs, advertising and relocation costs.
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

Liquidity and Capital Resources
     Our primary capital requirements are for working capital, capital improvements and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main source of liquidity in 2005 was our net cash provided from operations. The main sources of liquidity in 2004 were our cash provided from operations; borrowings under the credit facility; and net proceeds from the issuance of the convertible notes.
     The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net cash provided by operating activities	$169,530	$107,841	$99,214
Net cash used in investing activities	(93,718)	(414,772)	(46,109)
Net cash (used in) provided by financing activities	(58,134)	232,143	29,449

Net increase (decrease) in cash and cash equivalents	$17,678	$(74,788)	$82,554

Operating Activities
     Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-Christmas inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with Christmas sales and this inventory reduction, combined with proportionately higher net income, typically produces significantly positive cash flow.
     Cash provided by operating activities increased by $61.7 million in 2005 to $169.5 million, which consists primarily of higher net income of $4.1 million and an increase in the change in assets and liabilities of $53.7 million.
     Changes in Assets and Liabilities
     The primary factors contributing to the increase in the change in assets and liabilities were the change in accounts receivable, accounts payable and income taxes payable, partially offset by an increase in the change in inventory.
     The change in accounts receivable was primarily a result of the decrease in the income tax receivable due to the net operating losses acquired as a result of the Galyan’s transaction. The increase in the change in accounts payable was primarily due to the increase in holiday receipts remaining in accounts payable as compared to the prior year along with an increase in inventory in-transit at year-end 2006 compared to 2005. The increase in the change in income taxes payable was primarily related to the usage of the net operating losses in the current year as noted above. Partially offsetting these cash inflows was the increase in inventory which was primarily due to the increase in inventory in-transit.
     The cash flows from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2006 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
     Cash used in investing activities decreased by $321.1 million in 2005 to $93.7 million due primarily to the acquisition of Galyan’s in 2004, which cost $369.6 million. Net capital expenditures increased $23.9 million due to an increase in capital expenditures of $7.1 million and a decrease in sale-leaseback proceeds of $16.8 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
New, relocated and remodeled stores	$43,911	$72,542	$43,753
Future stores	10,580	1,402	6,922
Existing stores	25,502	5,719	6,642
Information systems	19,288	12,400	8,860
Administration and distribution facilities	12,721	12,881	887

	$112,002	$104,944	$67,064

     During 2005, we opened 26 stores and relocated four stores compared to opening 29 stores and the relocation of three stores during 2004. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. There were no building sale-leasebacks during 2005. During 2004, we completed four building sale-leaseback transactions that generated proceeds of $21.7 million, of which $15.2 million of the capital expenditures were incurred in 2003.
     The decrease in new, relocated and remodeled stores capital expenditures is primarily due to a decrease in the number of stores with construction allowances in 2005 and last year’s conversion of the Galyan’s stores to Dick’s stores. The increase in future store capital spend is due primarily to the greater number of stores expected to open in 2006. Existing store capital spend increased as a result of exterior sign conversions for the former Galyan’s stores along with updated information technology assets in the existing stores as we continue to upgrade our infrastructure and technology.
     The Company also generated $1.9 million in proceeds from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider during 2005 as compared to $12.0 million in proceeds during 2004.
Financing Activities
     Cash used in financing activities increased by $290.3 million to $58.1 million primarily reflecting higher payments under the Credit Agreement in 2005, and the impact of the net proceeds from the senior convertible notes in 2004. Financing activities consisted primarily of the net payments under the Credit Agreement and proceeds from transactions in the Company’s common stock. The Company received proceeds of $11.1 million and $8.3 million from transactions in the Company’s stock option and employee stock purchase plan in 2005 and 2004, respectively.
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
     There were no outstanding borrowings under the Credit Agreement as of January 28, 2006. Borrowings under the Credit Agreement were $76.1 million as of January 29, 2005. Total remaining borrowing capacity, after subtracting letters of credit as of January 28, 2006 and January 29, 2005 was $275.6 million and $184.1 million, respectively.
     The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company is obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the

Company’s personal property excluding store and distribution center equipment and fixtures. As of January 28, 2006, the Company was in compliance with the terms of the Credit Agreement.
     Cash requirements in 2006, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 40 new stores and relocate two stores during 2006. The Company also anticipates incurring additional expenditures for remodeling or relocating certain existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $90 million in 2006.
     The Company believes that cash flows generated from operations and funds available under our credit facility will be sufficient to satisfy our capital requirements through fiscal 2006. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
Off-Balance Sheet Arrangements
     The Company’s off-balance sheet contractual obligations and commercial commitments as of January 28, 2006 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.
Contractual Obligations and Other Commercial Commitments
     The following table summarizes the Company’s material contractual obligations, including both on- and off-balance sheet arrangements in effect at January 28, 2006, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Senior convertible notes, net of discount (see Note 7)	$172,500	$—	$—	$—	$172,500
Capital lease obligations (see Note 7)	7,909	97	240	413	7,159
Other long-term debt (see Note 7)	792	84	94	101	513
Interest payments	22,083	4,888	9,748	1,494	5,953
Operating lease obligations (see Note 8)	2,881,538	218,824	464,294	453,289	1,745,131
Future minimum guaranteed contractual payments (see Note 14)	31,850	500	2,250	3,200	25,900

Total contractual obligations	$3,116,672	$224,393	$476,626	$458,497	$1,957,156

The note references above are to the Notes to Consolidated Financial Statements.
     The following table summarizes the Company’s other commercial commitments, including both on- and off-balance sheet arrangements, in effect at January 28, 2006:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$4,356	$4,356
Standby letters of credit	13,430	13,430

Total other commercial commitments	$17,786	$17,786

     The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

OUTLOOK
Full Year 2006 – (53-Week Year) Comparisons to Fiscal 2005 – (52-Week Year)
•	Based on an estimated 55 million shares outstanding, the Company anticipates reporting earnings per share of approximately $1.77 – 1.81 (which includes $0.27 of stock option expense per share).

•	The earnings per share outlook includes the effect of the Company’s adoption of SFAS 123R as of January 29, 2006. During 2006, the Company expects to incur approximately $25 million of stock option expense on a pre-tax basis, or $0.27 per share after tax.

•	Comparable store sales are expected to increase approximately 3% on a 52-week to 52-week comparative basis. The converted Galyan’s stores will be included in the comparable store base beginning in the second quarter of fiscal 2006.

•	The Company expects to open 40 new stores and relocate two stores in 2006.
First Quarter 2006
•	Based on an estimated 55 million shares outstanding, the Company anticipates reporting earnings per share of $0.15 – 0.17 (which includes $0.07 of stock option expense per share and $0.04 of store relocation expense per share).

•	Comparable store sales are expected to increase approximately 3-5%.

•	The Company expects to open seven new stores and relocate two stores in the first quarter.
          Newly Issued Accounting Standards
          In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FASB No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options or our employee stock purchase plan. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. Had the Company adopted SFAS 123R in prior periods, the impact of that standard for years ended January 28, 2006 and January 29, 2005 would have approximated the impact of FASB No. 123 as described in the disclosure of proforma net income and earnings per share in Note 1 of the Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $14.7 million, $15.9 million and $29.9 million during fiscal 2005, 2004 and 2003, respectively. The Company will adopt the new requirements using the modified prospective transition method beginning in fiscal 2006.
          In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. The Company historically capitalized rental costs incurred during a construction period. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006. The adoption of this FSP will not have a material effect on the Company’s consolidated financial statements.
          In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2006 is not expected to have a material effect on the Company’s consolidated financial statements.

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
Goodwill, Intangible Assets and Impairment of Long-Lived Assets
     Goodwill and other intangible assets are tested for impairment on an annual basis. Our evaluation of goodwill for impairment requires accounting judgments and financial estimates in determining the fair value of such assets. If these judgments or estimates change in the future, we may be required to record impairment charges for these assets.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the senior secured revolving credit facility. The Company’s senior secured revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. There were no borrowings outstanding under the senior secured revolving credit facility as of January 28, 2006. Outstanding borrowings under the senior secured revolving credit facility were $76.1 million as of January 29, 2005. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the senior secured revolving credit facility would be approximately $0.8 million based upon fiscal 2005 average borrowings.
Credit Risk
     In February 2004, the Company sold $172.5 million issue price of senior unsecured convertible notes due 2024 (“convertible notes”). In conjunction with the issuance of these convertible notes, we also entered into a five-year convertible bond hedge and a five-year separate warrant transaction with one of the initial purchasers (“the counterparty”) and/or certain of its affiliates. Subject to the movement in our common stock price, we could be exposed to credit risk arising out of net settlement of the convertible bond hedge and separate warrant transaction in our favor. Based on our review of the possible net settlements and the credit strength of the counterparty and its affiliates, we believe that we do not have a material exposure to credit risk as a result of these share option transactions.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required to be filed hereunder are set forth on pages 36 through 56 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (January 28, 2006), in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 28, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Management on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
Dicks Sporting Goods, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 28, 2006 of the Company and our reports dated March 20, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2006
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item other than the following information concerning the Company’s code of ethics is incorporated by reference to the information under the captions “Election of Directors- Directors Standing for Election”, “ Election of Directors – Other Directors Not Standing for Election at this Meeting”, “Election of Directors- What Committees Has the Board Established”, “Election of Directors- Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the information under the caption

“Executive Compensation- Report of the Compensation Committee”, “Executive Compensation- Severance and Other Arrangements”, “Executive Compensation- Summary Executive Compensation Table”, “Executive Compensation- Option Grants in Fiscal 2005”, “Executive Compensation- Option Exercises and Values for Fiscal 2005”, “Comparison of Cumulative Total Returns”, “Compensation Committee Interlocks and Insider Participation”, and “Election of Directors- How are Directors Compensated” in the Company’s 2006 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2006 Proxy Statement. The following table summarizes information, as of January 28, 2006, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.
Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	11,639,387	(2)	$15.32	9,606,303	(2)
Equity compensation plans not approved by security holders	—			—

Total	11,639,387			9,606,303

(1)	Includes the 1992 Stock Option Plan, 2002 Stock Plan and Employee Stock Purchase Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan, no options have been granted that are exerciseable for Class B common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2006 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 36 of this Form 10-K.
(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 59 of this Form 10-K.
(3) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 60 to 63 and is incorporated herein by reference, are filed as part of this Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2006

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net sales	$2,624,987	$2,109,399	$1,470,845
Cost of goods sold, including occupancy and distribution costs	1,887,347	1,522,873	1,062,820

GROSS PROFIT	737,640	586,526	408,025
Selling, general and administrative expenses	556,320	443,776	314,885
Merger integration and store closing costs	37,790	20,336	—
Pre-opening expenses	10,781	11,545	7,499

INCOME FROM OPERATIONS	132,749	110,869	85,641
Gain on sale of investment	(1,844)	(10,981)	(3,536)
Interest expense, net	12,959	8,009	1,831
Other income	—	(1,000)	—

INCOME BEFORE INCOME TAXES	121,634	114,841	87,346
Provision for income taxes	48,654	45,936	34,938

NET INCOME	$72,980	$68,905	$52,408

EARNINGS PER COMMON SHARE:
Basic	$1.47	$1.44	$1.17
Diluted	$1.35	$1.30	$1.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49,792	47,978	44,774
Diluted	53,979	52,921	50,280
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	January 28,	January 29,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,564	$18,886
Accounts receivable, net	29,365	30,611
Income tax receivable	—	7,202
Inventories, net	535,698	457,618
Prepaid expenses and other current assets	11,961	8,772
Deferred income taxes	429	7,966

Total current assets	614,017	531,055

PROPERTY AND EQUIPMENT, NET	370,277	349,098
CONSTRUCTION IN PROGRESS — LEASED FACILITIES	7,338	15,233
GOODWILL	156,628	157,245
OTHER ASSETS:
Deferred income taxes	8,959	871
Investments	3,197	3,388
Other	27,373	28,158

Total other assets	39,529	32,417

TOTAL ASSETS	$1,187,789	$1,085,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$253,395	$211,685
Accrued expenses	136,520	141,465
Deferred revenue and other liabilities	62,792	48,882
Income taxes payable	18,381	—
Current portion of other long-term debt and capital leases	181	635

Total current liabilities	471,269	402,667

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	—	76,094
Other long-term debt and capital leases	8,520	8,775
Non-cash obligations for construction in progress — leased facilities	7,338	15,233
Deferred revenue and other liabilities	113,369	96,112

Total long-term liabilities	301,727	368,714

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized shares 200,000,000; issued and outstanding shares 36,545,332 and 34,790,358, at January 28, 2006 and January 29, 2005, respectively	365	348
Class B common stock, par value $.01 per share, authorized shares 40,000,000; issued and outstanding shares 13,730,945 and 14,039,529, at January 28, 2006 and January 29, 2005, respectively	137	140
Additional paid-in capital	209,526	181,321
Retained earnings	202,842	129,862
Accumulated other comprehensive income	1,923	1,996

Total stockholders’ equity	414,793	313,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,187,789	$1,085,048

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
NET INCOME	$72,980	$68,905	$52,408
OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities available-for-sale, net of tax	1,126	5,417	6,016
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	(1,199)	(7,138)	(2,299)

COMPREHENSIVE INCOME	$72,907	$67,184	$56,125

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, February 1, 2003	25,134,048	$251	15,362,016	$154	$129,869	$8,549	$—	$138,823
Exchange of Class B common stock for common stock	1,254,372	13	(1,254,372)	(13)	—	—	—	—
Sale of common stock under stock plans	238,906	2	—	—	2,471	—	—	2,473
Exercise of stock options, including tax benefit of $29,861	6,425,556	65	—	—	43,225	—	—	43,290
Transaction costs related to initial public offering	—	—	—	—	183	—	—	183
Net income	—	—	—	—	—	52,408	—	52,408
Unrealized gain on securities available-for-sale, net of taxes of $2,001	—	—	—	—	—	—	3,717	3,717

BALANCE, January 31, 2004	33,052,882	331	14,107,644	141	175,748	60,957	3,717	240,894
Exchange of Class B common stock for common stock	68,115	1	(68,115)	(1)	—	—	—	—
Sale of common stock under stock plans	137,240	1	—	—	3,232	—	—	3,233
Exercise of stock options, including tax benefit of $15,868	1,532,121	15	—	—	20,870	—	—	20,885
Purchase of bond hedge net of sale of warrant, including tax benefit of $2,171	—	—	—	—	(18,529)	—	—	(18,529)
Net income	—	—	—	—	—	68,905	—	68,905
Unrealized gain on securities available-for-sale, net of taxes of $2,917	—	—	—	—	—	—	5,417	5,417
Reclassification adjustment for gains realized in net income due to the sale of securities available-for- sale, net of taxes of $3,843	—	—	—	—	—	—	(7,138)	(7,138)

BALANCE, January 29, 2005	34,790,358	348	14,039,529	140	181,321	129,862	1,996	313,667
Exchange of Class B common stock for common stock	308,584	3	(308,584)	(3)	—	—	—	—
Sale of common stock under stock plans	125,989	1	—	—	3,675	—	—	3,676
Exercise of stock options, including tax benefit of $14,678	1,320,401	13	—	—	22,078	—	—	22,091
Tax benefit on convertible note bond hedge	—	—	—	—	2,452	—	—	2,452
Net income	—	—	—	—	—	72,980	—	72,980
Unrealized gain on securities available-for-sale, net of taxes of $606	—	—	—	—	—	—	1,126	1,126
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

BALANCE, January 28, 2006	36,545,332	$365	13,730,945	$137	$209,526	$202,842	$1,923	$414,793

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,980	$68,905	$52,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,861	37,621	17,554
Deferred income taxes	1,559	18,124	8,201
Tax benefit from exercise of stock options	14,678	15,868	29,861
Gain on sale of investment	(1,844)	(10,981)	(3,536)
Other non-cash items	2,452	2,171	2,067
Changes in assets and liabilities:
Accounts receivable	16,002	(3,470)	3,904
Inventories	(77,872)	(44,813)	(20,863)
Prepaid expenses and other assets	(2,589)	(2,177)	1,549
Accounts payable	35,119	(4,260)	(19,850)
Accrued expenses	(193)	(4,707)	12,842
Income taxes payable	19,144	—	(12,763)
Deferred construction allowances	11,032	29,072	11,227
Deferred revenue and other liabilities	29,201	6,488	16,613

Net cash provided by operating activities	169,530	107,841	99,214

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(112,002)	(104,944)	(67,064)
Proceeds from sale-leaseback transactions	18,837	35,687	14,726
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	—	(351,554)	—
Purchase of held-to-maturity securities	—	(57,942)	—
Proceeds from sale of held-to-maturity securities	—	57,942	—
Proceeds from sale of investment	1,922	12,001	4,150
(Increase) decrease in recoverable costs from developed properties	(2,475)	(5,962)	2,079

Net cash used in investing activities	(93,718)	(414,772)	(46,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	172,500	—
Revolving credit (payments) borrowings, net	(76,094)	76,094	—
(Payments) borrowings on long-term debt and capital leases	(560)	(537)	339
Payment for purchase of bond hedge	—	(33,120)	—
Proceeds from issuance of warrant	—	12,420	—
Transaction costs for convertible notes	—	(6,239)	—
Proceeds from sale of common stock under employee stock purchase plan	3,676	3,233	2,473
Proceeds from exercise of stock options	7,413	5,017	13,429
Increase in bank overdraft	7,431	2,775	13,025
Other	—	—	183

Net cash (used in) provided by financing activities	(58,134)	232,143	29,449

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,678	(74,788)	82,554
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,886	93,674	11,120

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,564	$18,886	$93,674

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$(7,895)	$4,306	$9,594
Accrued property and equipment	$(4,969)	$13,855	$—
Cash paid during the year for interest	$12,345	$5,862	$1,594
Cash paid during the year for income taxes	$4,569	$15,818	$12,424
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2005, 2004 AND 2003
1. Summary of Significant Accounting Policies
     Operations —Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 255 stores, the majority of which are located throughout the Eastern half of the United States. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc (“Galyan’s). The Consolidated Statements of Income include the operation of Galyan’s from the date of acquisition forward for the year ended January 29, 2005.
     Fiscal Year — The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005 and January 31, 2004.
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
     Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Interest income was $0.1 million, $1.2 million and $0.1 million for fiscal 2005, 2004 and 2003, respectively.
     Cash Management — The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 28, 2006 and January 29, 2005 include $68.0 million and $60.6 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
     Accounts Receivable — Accounts receivable consists principally of amounts receivable from vendors. The allowance for doubtful accounts totaled $1.9 million and $4.8 million, as of January 28, 2006 and January 29, 2005, respectively.
     Inventories — Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances totaling $38.2 million and $37.7 million at January 28, 2006 and January 29, 2005, respectively.
     Property and Equipment — Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-23 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years
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
     Goodwill and Intangible Assets - In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess on an annual basis whether goodwill acquired in the acquisition of Galyan’s is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. No impairment of goodwill or intangible assets was recorded during the years ended January 28, 2006 and January 29, 2005.
     Investments — Investments consist of shares of unregistered common stock and is carried at fair value within other assets in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value at the acquisition date was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock, less a discount resulting from the unregistered character of the stock. This discount was based on an independent appraisal obtained by the Company. Unrealized holding gains and losses on the stock are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 12).
     Deferred Revenue and Other Liabilities - Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances, unamortized capitalized rent during construction that was previously required to be capitalized prior to the adoption of FSP 13-1, amounts deferred relating to the investment in GSI (see Note 12) and advance payments under the terms of building sale-leaseback agreements. Deferred liabilities related to construction allowances and capitalized rent, net of related amortization, was $73.3 million at both January 28, 2006 and January 29, 2005. Deferred revenue related to gift cards at January 28, 2006 and January 29, 2005 was $58.1 million and $47.0 million, respectively.
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
     Pre-opening Expenses — Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred.
     Merger Integration and Store Closing Costs – Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. These costs were $37.8 million, $20.3 and $0 for fiscal 2005, 2004 and 2003 respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net income, as reported	$72,980	$68,905	$52,408
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(13,484)	(11,761)	(3,908)

Proforma net income	$59,496	$57,144	$48,500

Earnings per share:
Basic income applicable to common shareholders — as reported	$1.47	$1.44	$1.17
Basic income applicable to common shareholders — proforma	$1.19	$1.19	$1.08

Diluted income applicable to common shareholders — as reported	$1.35	$1.30	$1.04
Diluted income applicable to common shareholders — proforma	$1.10	$1.08	$0.96
     The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected life (years)	5.29	5	3 - 5	0.5	0.5	0.5
Expected volatility	39% - 41%	52% - 54%	48% - 62%	27% - 40%	26% - 30%	32% - 47%
Risk-free interest rate	3.63% - 4.44%	3.42% - 3.96%	2.20% - 3.52%	3.38% - 4.40%	1.69% - 2.61%	0.96% - 1.02%
Expected dividend yield	—	—	—	—	—	—

Weighted average fair values	$15.26	$15.77	$10.73	$8.29	$7.21	$5.02
     Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes.
     Revenue Recognition — Revenue from retail sales is recognized at the point-of-sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.
     Advertising Costs — Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising was $96.1 million, $78.3 million and $54.4 million for fiscal 2005, 2004 and 2003, respectively.
     Vendor Allowances — Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
projected purchase volumes and advertising forecasts. On an annual basis at the end of the fiscal year, the Company confirms earned allowances with vendors to determine that the amounts are recorded in accordance with the terms of the contract.
     Fair Value of Financial Instruments —The Company has financial instruments, which include long-term debt and revolving debt. The carrying amounts of the Company’s debt instruments approximate their fair value, estimated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
     Segment Information — The Company is a specialty retailer that offers a broad range of products in its specialty retail stores in the Eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution, the operations of the Company are one reportable segment. The following table sets forth the approximate amount of net sales attributable to hardlines, apparel and footwear for the periods presented (dollars in millions):

	Fiscal Year
Merchandise Category	2005	2004	2003
Hardlines	$1,497	$1,216	$865
Apparel	672	530	340
Footwear	456	363	266

Total net sales	$2,625	$2,109	$1,471

     Newly Issued Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FASB No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options or our employee stock purchase plan. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or cash flows. Had the Company adopted SFAS 123R in prior periods, the impact of that standard for years ended January 28, 2006 and January 29, 2005 would have approximated the impact of FASB No. 123 as described in the disclosure of proforma net income and earnings per share in Note 1 of the Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $14.7 million, $15.9 million and $29.9 million during fiscal 2005, 2004 and 2003, respectively. The Company will adopt the new requirements using the modified prospective transition method beginning in fiscal 2006. During 2006, the Company expects to incur approximately $25 million of stock option expense on a pre-tax basis, or $0.27 per share after tax.
     In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FSP requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. The Company historically capitalized rental costs incurred during a construction period. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006. The adoption of this FSP is not expected to have a significant effect on the Company’s consolidated financial statements.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and waste materials are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2006 is not expected to have a material effect on the Company’s consolidated financial statements.
2. Acquisition
     On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. The Company has recorded $156.6 of

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$158,780
Other current assets	65,603
Property and equipment, net	157,211
Other long-term assets, excluding goodwill	4,458
Goodwill	156,628
Favorable leases	5,310
Accounts payable	(93,944)
Accrued expenses	(61,223)
Other current liabilities	(9,937)
Long-term debt	(5,859)
Other long-term liabilities	(7,455)

Fair value of net assets acquired, including intangibles	$369,572

     As of January 28, 2006, the Company had accrued expenses of $0.1 million related to Galyan’s associate severance and relocation, and a net receivable of $0.6 million as our projected sublease cash flows exceed our anticipated rent payments for two of the closed former Galyan’s stores. These costs were accounted for under Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.
     The following table summarizes the activity in fiscal 2005 and fiscal 2004 (in thousands):

			Inventory
		Liabilities Established	Reserve
	Associate Severance,	for the Closing	for Discontinued
	Retention and	of Galyan’s Stores and	Galyan’s
	Relocation	Corporate Headquarters	Merchandise	Total
Liabilities and reserves established in conjunction with the Galyan’s acquisition at July 31, 2004	$15,600	$15,838	$22,686	$54,124

Cash paid	(11,381)	(3,834)	—	(15,215)
Adjustments to the estimate	(599)	(8,331)	—	(8,930)
Clearance of discontinued Galyan’s merchandise	—	—	(16,376)	(16,376)

Balance at January 29, 2005	$3,620	$3,673	$6,310	$13,603

Cash paid (net of sublease receipts)	(3,284)	(4,242)	—	(7,526)
Adjustments to the estimate	(216)	—	—	(216)
Clearance of discontinued Galyan’s merchandise	—	—	(6,310)	(6,310)

Balance at January 28, 2006	$120	$(569)	$—	$(449)

     The $6.3 million and $16.4 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise in fiscal 2005 and 2004, respectively, was recorded as a reduction of cost of sales.
     The following unaudited proforma summary presents information as if Galyan’s had been acquired at the

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     The proforma amounts do not reflect any benefits from economies which may be achieved from combining the operations.
     The proforma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (unaudited, in thousands, except per share amounts).

	Year Ended
	January 29,	January 31,
	2005	2004
Net sales	$2,448,643	$2,159,065

Net income	$56,452	$51,624

Basic earnings per share	$1.18	$1.15

Diluted earnings per share	$1.07	$1.03
3. Goodwill and Other Intangible Assets
     In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations.” The Company recorded $156.6 million of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess, on an annual basis, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes. The $0.6 million decrease in goodwill during 2006 was a result of income tax adjustments.
     Acquired intangible assets subject to amortization at January 28, 2006 were as follows (in thousands):

	2005		2004
Intangible Assets Subject to		Accumulated		Accumulated
Amortization:	Gross Amount	Amortization	Gross Amount	Amortization
Favorable leases	$5,310	$(45)	$5,310	$1
     The estimated weighted average economic useful life is 11 years. The annual amortization expense of the favorable leases recorded as of January 28, 2006 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2006	142
2007	241
2008	345
2009	453
2010	590
Thereafter	3,494

Total	$5,265

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Store and Corporate Office Closings
     As a result of the Galyan’s acquisition, the Company closed six Dick’s Sporting Goods stores and four Galyan’s stores, the Galyan’s clearance center and the Galyan’s corporate headquarters. See Note 2 for a summary of the activity of the Galyan’s store closing reserves during fiscal 2005 and 2004.
     The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition (in thousands):

Lease and
Other Costs
Balance at January 29, 2005	$3,191
Expense charged to earnings	21,545
Cash payments for leases and other costs	(4,555)

Balance at January 28, 2006	$20,181

     Of the $21.5 million of expense charged to earnings, essentially all was recorded in merger integration and store closing costs in the Consolidated Statements of Income. Of the $20.2 million total liability, $4.8 million is recorded in accrued expenses and $15.4 million is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets. The amounts above relate to store rent, common area maintenance and real estate taxes, and other contractual obligations.
5. Property and Equipment
     Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2005	2004
Buildings and land	$31,820	$34,280
Leasehold improvements	313,075	290,236
Furniture, fixtures and equipment	280,376	255,318

	625,271	579,834
Less accumulated depreciation and amortization	(254,994)	(230,736)

Net property and equipment	$370,277	$349,098

6. Accrued Expenses
     Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2005	2004
Accrued payroll, withholdings and benefits	$36,859	$41,245
Accrued property and equipment	23,062	23,428
Other accrued expenses	76,599	76,792

Total accrued expenses	$136,520	$141,465

7. Debt
     The Company’s outstanding debt at January 28, 2006 and January 29, 2005 was as follows (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004
Senior convertible notes	$172,500	$172,500
Revolving line of credit	—	76,094
Capital leases	7,909	8,427
Third-party debt	752	793
Related party debt	40	190

Total debt	181,201	258,004
Less: current portion	(181)	(635)

Total long-term debt	$181,020	$257,369

     Senior Convertible Notes — On February 18, 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“senior convertible notes”) in transactions pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds of $145.6 million to the Company are net of transaction costs associated with the offering of $6.2 million, and the net cost of a convertible bond hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion price associated with the senior convertible notes during the term of these transactions from 40% to 100%, or from $39.31 to $56.16 per share, thereby reducing the potential dilutive economic effect to shareholders upon conversion.
     The senior convertible notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009, with the first interest payment made on August 18, 2004. After February 18, 2009, the senior convertible notes will not pay cash interest, but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625%, until maturity on February 18, 2024, when a holder will receive $1,000 per note. The senior convertible notes are convertible into the Company’s common stock (the “common stock”) at an initial conversion price in each of the first 20 fiscal quarters following issuance of the notes of $39.31 per share, upon the occurrence of certain events. Thereafter, the conversion price per share of common stock increases each fiscal quarter by the accreted original issue discount for the quarter. Upon conversion of a note, the Company is obligated to pay cash in lieu of issuing some or all of the shares of common stock, in an amount up to the accreted principal amount of the note, and whether any shares of common stock are issuable in addition to this cash payment would depend upon the then market price of the Company’s common stock. The senior convertible notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accreted original discount and any accrued cash interest, if any. The total face amount of the senior convertible notes was $255.1 million prior to the original discount of $82.6 million.
     Concurrently, with the sale of the senior convertible notes, the Company purchased a bond hedge designed to mitigate the potential dilution to shareholders from the conversion of the senior convertible notes. Under the five year terms of the bond hedge, one of the initial purchasers (“the counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $39.31 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the senior convertible notes is 4,388,024 shares.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     As of January 28, 2006 and January 29, 2005, the Company’s total remaining borrowing capacity, after subtracting letters of credit, under the Credit Agreement was $275.6 million and $184.1 million, respectively. Borrowing availability under the Company’s Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement is based upon a formula at either (a) the prime corporate lending rate or (b) the one-month London Interbank Offering Rate (“LIBOR”), plus the applicable margin of 1.25% to 1.75% based on the level of excess borrowing availability. Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $98.4 million as of January 28, 2006.
     At January 28, 2006 and January 29, 2005, the prime rate was 7.25% and 5.25%, respectively, and LIBOR was 4.57% and 2.59%, respectively. There were no outstanding borrowings at January 28, 2006. The borrowings outstanding at January 29, 2005 were $76.1 million.
     The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances and prohibits payment of any dividends.
     The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $350 million less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of January 28, 2006 and January 29, 2005, the Company had outstanding letters of credit totaling $17.8 million and $17.1 million, respectively.
     The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2005	2004
Balance, fiscal period end	$—	$76,094
Average interest rate	4.76%	3.30%
Maximum outstanding during the year	$251,963	$290,755
Average outstanding during the year	$134,610	$94,682
     Other Debt — Other debt, exclusive of capital lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2005	2004
Third-Party:
Note payable, due in monthly installments of approximately $3, including interest at 4%, through 2020	$752	$793
Related Party:
Note payable to a former principal stockholder, due in monthly installments of approximately $14, including interest at 12%, through May 1, 2006	40	190

Total debt	792	983
Less current portion of:
Third-party	(44)	(41)
Related party	(40)	(149)

Total Long-Term Debt	$708	$793

     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed herein.
     Scheduled principal payments on other long-term debt as of January 28, 2006 are as follows (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year
2006	$84
2007	46
2008	48
2009	49
2010	52

Thereafter	513

$792

     Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. In addition, the Company has a capital lease for a store location with a fixed interest rate of 10.6% that matures in 2024. The gross and net carrying values of assets under capital leases are approximately $8.2 million and $4.6 million, respectively as of January 28, 2006 and $9.0 million and $5.3 million, respectively as of January 29, 2005.
     Scheduled lease payments under capital lease obligations as of January 28, 2006 are as follows (in thousands):

Fiscal Year
2006	$888
2007	888
2008	905
2009	953
2010	953
Thereafter	13,113

17,700
Less: amounts representing interest	9,791

Present value of net scheduled lease payments	7,909
Less: amounts due in one year	97

$7,812

8. Operating Leases
     The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2027. Certain of the store lease agreements contain renewal options for additional periods of five-to-ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $196.3 million, $144.0 million and $97.1 million for fiscal 2005, 2004 and 2003, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $18.8 million, $35.7 million and $14.7 million for fiscal 2005, 2004 and 2003, respectively.
     Scheduled lease payments due (including lease commitments for 47 stores not yet opened at January 28, 2006) under noncancelable operating leases as of January 28, 2006 are as follows (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year
2006	$218,824
2007	232,051
2008	232,243
2009	228,970
2010	224,319
Thereafter	1,745,131

$2,881,538

     The Company has subleases related to certain of its operating lease agreements. During each of fiscal 2005, 2004 and 2003, the Company recognized sublease income of $1.0 million.
9. Stockholders’ Equity and Employee Stock Plans
     Stock Option Plans —At January 28, 2006, the aggregate number of common shares reserved for grant under the Company’s 2002 Stock Option Plan (the “Plan”) is 19,866,000 shares. The stock option activity during the fiscal years ended is as follows:

		Weighted		Weighted
		Average	Shares	Average
	Shares	Exercise	Subject to	Exercise
	Subject to	Price per	Exercisable	Price per
	Options	Share	Options	Share
Outstanding, February 1, 2003	15,759,202	$3.46	8,909,490	$2.05
Granted	4,776,906	23.16	—	—
Exercised	(6,425,556)	2.10	—	—
Cancelled	(469,326)	3.70	—	—

Outstanding, January 31, 2004	13,641,226	$10.99	4,607,322	$2.58
Granted	380,010	31.60	—	—
Exercised	(1,532,121)	3.24	—	—
Cancelled	(384,705)	15.25	—	—

Outstanding, January 29, 2005	12,104,410	$12.47	4,242,361	$5.91
Granted	1,243,944	35.79	—	—
Exercised	(1,320,401)	5.65	—	—
Cancelled	(388,566)	25.58	—	—

Outstanding, January 28, 2006	11,639,387	$15.32	3,871,740	$8.72

     Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from the date of grant. As of January 28, 2006, there were 9,606,303 shares of common stock available for issuance pursuant to future stock option grants.
     Additional information regarding options outstanding as of January 28, 2006, is as follows:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.08 - $2.17	2,068,498	4.17	$1.93	2,068,498	$1.93
$6.00 - $10.48	3,867,821	6.74	6.51	740,939	7.73
$15.29 - $22.87	2,501,255	7.71	21.69	468,219	18.36
$25.07 - $36.17	3,201,813	8.47	29.64	594,084	26.03

$1.08 - $36.17	11,639,387	6.97	$15.32	3,871,740	$8.72

     Employee Stock Purchase Plan – The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 2,310,000.
     There were 125,989 and 137,240 shares issued under the plan during fiscal 2005 and 2004 and 940,877 shares available for future issuance.
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
10. Income Taxes
     The components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$41,961	$22,645	$21,543
State	7,295	7,280	3,696

	49,256	29,925	25,239

Deferred:
Federal	(928)	15,603	8,491
State	326	408	1,208

	(602)	16,011	9,699

Total provision	$48,654	$45,936	$34,938

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.6%	4.3%	5.0%
Other permanent items	0.4%	0.7%	0.0%

Effective income tax rate	40.0%	40.0%	40.0%

     Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2005	2004
Store closings expense	$14,269	$3,614
Employee benefits	8,454	6,356
Other accrued expenses not currently deductible for tax purposes	8,273	12,035
Deferred rent	7,709	6,232
Insurance	3,491	2,892
State net operating loss carryforwards	2,242	4,203

Total deferred tax assets	44,438	35,332

Property and equipment	(16,288)	(14,530)
Inventory	(18,762)	(11,965)

Total deferred tax liabilities	(35,050)	(26,495)

Net deferred tax asset	$9,388	$8,837

     The gross deferred tax asset from tax loss carryforwards of $2.2 million represents approximately $49.3 million of state net operating loss carryforwards, of which $1.9 million expires in the next ten years. The remaining $47.4 million expires between 2019 and 2025. In 2005, of the $9.4 million net deferred tax asset, $0.4 million is recorded in current assets and $9.0 million is recorded in other long-term assets in the Consolidated Balance Sheets. In 2005, of the $8.8 million net deferred tax asset, $8.0 million is recorded in current assets and $0.8 million is recorded in other long-term assets in the Consolidated Balance Sheets.
11. Earnings per Common Share
     Earnings per common share is calculated using the principles of SFAS No. 128, “Earnings Per Share” (“EPS”). The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 2005 calculation as they were anti-dilutive. The earnings per share calculations are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2005	2004	2003
Earnings per common share — Basic:
Net income	$72,980	$68,905	$52,408
Weighted average common shares outstanding	49,792	47,978	44,774
Earnings per common share	$1.47	$1.44	$1.17
Earnings per common share — Diluted:
Net income	$72,980	$68,905	$52,408
Weighted average common shares outstanding — basic	49,792	47,978	44,774
Stock options	4,187	4,943	5,506

Weighted average common shares outstanding — diluted	53,979	52,921	50,280
Earnings per common share	$1.35	$1.30	$1.04
12. Investments
     In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Internet site, which

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
operates under the domain name “DicksSportingGoods.com,” which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that was subsequently converted into an equity ownership at a price that was less than the GSI market value per share. The equity ownership consists of unregistered common stock of GSI and warrants to purchase unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue to be amortized over the 10-year term of the agreement. Deferred revenue at January 28, 2006 and January 29, 2005 was $2.3 million and $2.8 million, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.
     During fiscal 2005, 2004 and 2003, the Company realized a pre-tax gain of $1.8 million, $11.0 million and $3.5 million, respectively, resulting from the sale of a portion of the Company’s investment in GSI.
13. Retirement Savings Plan
     The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all employees who have completed one year of service and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a matching contribution equal to 50% of each participant’s contribution up to 10% of the participant’s compensation, and may make a discretionary contribution. Total expense recorded under the plan was $2.6 million, $1.8 million and $1.9 million for fiscal 2005, 2004 and 2003, respectively. The fiscal 2003 expense included a discretionary contribution of $0.6 million.
14. Commitments and Contingencies
     The Company enters into licensing agreements for the exclusive rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay an annual guaranteed minimum royalty. The aggregate amount of required payments at January 28, 2006 is as follows (in thousands):

Fiscal Year
2006	$500
2007	1,000
2008	1,250
2009	1,500
2010	1,700
Thereafter	25,900

$31,850

     In addition, certain agreements require the Company to pay additional royalties if the qualified purchases are in excess of the guaranteed minimum. There were no payments made under agreements requiring minimum guaranteed contractual amounts during fiscal 2005.
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
15. Quarterly Financial Information (Unaudited)
     Summarized quarterly financial information in fiscal years 2005 and 2004 is as follows (in thousands, except earnings per share):

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$570,843	$621,972	$582,665	$849,507	$364,207	$416,135	$541,009	$788,048
Gross profit	151,972	174,416	153,454	257,798	102,758	119,164	138,251	226,353
(Loss) income from operations	(9,423)	38,066	10,868	92,238	17,322	30,805	194	62,548
Net (loss) income	(7,331)	22,098	4,183	54,030	10,608	17,908	(1,956)	42,345
Net (loss) earnings per common share	$(0.15)	$0.41	$0.08	$1.00	$0.20	$0.34	$(0.04)	$0.79

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

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK	Chairman and Chief Executive	March 23, 2006
Edward W. Stack	Officer and Director

/s/ WILLIAM J. COLOMBO	President and Chief Operating	March 23, 2006
William J. Colombo	Officer and Director

/s/ MICHAEL F. HINES	Executive Vice President and	March 23, 2006
Michael F. Hines	Chief Financial Officer
(principal financial and accounting officer)

/s/ EMANUEL CHIRICO	Director	March 23, 2006
Emanuel Chirico

/s/ DAVID I. FUENTE	Director	March 23, 2006
David I. Fuente

/s/ WALTER ROSSI	Director	March 23, 2006
Walter Rossi

/s/ LAWRENCE J. SCHORR	Director	March 23, 2006
Lawrence J. Schorr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and for each of the three fiscal years in the period ended January 28, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, and have issued our reports thereon dated March 20, 2006; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 of Part IV. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2006

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charged to	Other -		Balance at
	Beginning	Costs and	Acquisition		End
	of Period	Expenses	Related	Deductions	of Period
Fiscal 2003
Inventory reserve	$4,632	$1,227	$—	$—	$5,859
Allowance for doubtful accounts	1,432	774	—	(1,105)	1,101

Fiscal 2004
Inventory reserve	$5,859	$—	$—	$(1,463)	$4,396
Allowance for doubtful accounts	1,101	992	3,472	(760)	4,805

Fiscal 2005
Inventory reserve	$4,396	$5,835	$—	$(900)	$9,331
Allowance for doubtful accounts	4,805	1,215	(2,995)	(1,125)	1,900

Index to Exhibits

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, by and among the Registrant, Diamondback Acquisition, Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 29, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

Exhibit
Number	Description	Method of Filing
10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.15	Shareholder Tender Agreement, dated as of June 21, 2004, by and among the Registrant, Diamondbacks Acquisition Inc. and certain shareholders of Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

Exhibit
Number	Description	Method of Filing
10.16	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004.

10.17	Description of Compensation Payable to Non- Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005.

10.18	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.19	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.20	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.21	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2004.

10.22	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Dick’s Sporting Goods, Inc.	Filed herewith

10.23	Offer Letter between the Company and Gwen K. Manto, Executive Vice President and Chief Merchandising Officer	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2005

10.24	Consulting and Separation Agreement, dated January 31, 2006, between Dick’s Sporting Goods, Inc. and Gary M. Sterling	Filed herewith

10.25	Aircraft Sublease Agreement, dated February 13, 2006, for the business use of an aircraft, between Dick’s Sporting Goods, Inc. and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 14, 2006

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 23, 2006 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 23, 2006 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

Exhibit
Number	Description	Method of Filing
32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 23, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 23, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith