Form 10-Q
period 2006-04-29
DICKS SPORTING GOODS INC
filed 2006-05-17
CIK 1089063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                    .
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☑
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 9, 2006 was 36,961,540 and 13,604,395, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	$645,498	$570,843

Cost of goods sold, including occupancy and distribution costs	467,833	418,871

GROSS PROFIT	177,665	151,972

Selling, general and administrative expenses	152,235	126,269

Pre-opening expenses	4,151	2,645
Merger integration and store closing costs	—	32,481

INCOME (LOSS) FROM OPERATIONS	21,279	(9,423)

Interest expense, net	2,249	2,795

INCOME (LOSS) BEFORE INCOME TAXES	19,030	(12,218)

Provision (benefit) for income taxes	7,612	(4,887)

NET INCOME (LOSS)	$11,418	$(7,331)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.23	$(0.15)
Diluted	$0.21	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,419	49,054
Diluted	54,596	49,054
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 29,	January 28,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,347	$36,564
Accounts receivable, net	38,792	29,365
Income taxes receivable	2,909	—
Inventories, net	649,880	535,698
Prepaid expenses and other current assets	16,750	11,961
Deferred income taxes	3,726	429

Total current assets	743,404	614,017

Property and equipment, net	379,632	370,277
Construction in progress — leased facilities	5,247	7,338
Goodwill	156,628	156,628
Other assets	39,517	39,529

TOTAL ASSETS	$1,324,428	$1,187,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$324,794	$253,395
Accrued expenses	154,552	136,520
Deferred revenue and other liabilities	53,156	62,792
Income taxes payable	—	18,381
Current portion of other long-term debt and capital leases	253	181

Total current liabilities	532,755	471,269

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	48,275	—
Other long-term debt and capital leases	8,370	8,520
Non-cash obligations for construction in progress — leased facilities	5,247	7,338
Deferred revenue and other liabilities	117,902	113,369

Total long-term liabilities	352,294	301,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	369	365
Class B common stock	136	137
Additional paid-in capital	222,676	209,526
Retained earnings	214,260	202,842
Accumulated other comprehensive income	1,938	1,923

Total stockholders’ equity	439,379	414,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,324,428	$1,187,789

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
NET INCOME (LOSS)	$11,418	$(7,331)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities, net of tax	15	99

COMPREHENSIVE INCOME (LOSS)	$11,433	$(7,232)

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 29, 2005	34,790,358	$348	14,039,529	$140	$181,321	$129,862	$1,996	$313,667

Exchange of Class B common stock for common stock	308,584	3	(308,584)	(3)	—	—	—	—
Sale of common stock under stock plans	125,989	1	—	—	3,675	—	—	3,676
Exercise of stock options, including tax benefit of $14,678	1,320,401	13	—	—	22,078	—	—	22,091
Tax benefit on convertible note bond hedge	—	—	—	—	2,452	—	—	2,452
Net income	—	—	—	—	—	72,980	—	72,980
Unrealized gain on securities available-for-sale, net of taxes of $606	—	—	—	—	—	—	1,126	1,126
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

BALANCE, January 28, 2006	36,545,332	$365	13,730,945	$137	$209,526	$202,842	$1,923	$414,793

Exchange of Class B common stock for common stock	101,550	1	(101,550)	(1)	—	—	—	—
Exercise of stock options	269,858	3	—	—	4,565	—	—	4,568
Tax benefit on convertible note bond hedge	—	—	—	—	636	—	—	636
Net income	—	—	—	—	—	11,418	—	11,418
Stock-based compensation	—	—	—	—	5,972	—	—	5,972
Total tax benefit from exercise of stock options	—	—	—	—	1,977	—	—	1,977
Unrealized gain on securities available-for-sale, net of taxes of $8	—	—	—	—	—	—	15	15

BALANCE, April 29, 2006	36,916,740	$369	13,629,395	$136	$222,676	$214,260	$1,938	$439,379

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,418	$(7,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,509	12,779
Deferred income taxes	(4,079)	(2,194)
Stock-based compensation	5,972	—
Excess tax benefit from stock-based compensation	(1,497)	—
Tax benefit from exercise of stock options	480	5,618
Other non-cash items	636	611
Changes in assets and liabilities:
Accounts receivable	(6,028)	(16,500)
Inventories	(114,182)	(75,692)
Prepaid expenses and other assets	(4,375)	(2,078)
Accounts payable	58,936	41,050
Accrued expenses	9,071	8,190
Income taxes payable	(16,490)	—
Deferred construction allowances	3,817	3,392
Deferred revenue and other liabilities	(5,541)	(775)

Net cash used in operating activities	(49,353)	(32,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,782)	(24,839)
Proceeds from sale-leaseback transactions	4,103	5,034
Decrease (increase) in recoverable costs from developed properties	2,090	(5,839)

Net cash used in investing activities	(22,589)	(25,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	48,275	46,368
Payments on other long-term debt and capital leases	(78)	(137)
Proceeds from exercise of stock options	4,568	2,955
Excess tax benefit from stock-based compensation	1,497	—
Increase in bank overdraft	12,463	24,259

Net cash provided by financing activities	66,725	73,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,217)	14,871
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,347	$33,757

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$(2,091)	$7,438
Accrued property and equipment	$8,961	$7,586
Cash paid for interest	$1,849	$2,505
Cash paid for income taxes	$30,716	$1,174
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 263 stores, the majority of which are located throughout the Eastern half of the United States. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of April 29, 2006 and for the 13 weeks ended April 29, 2006 and April 30, 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2006 dated March 23, 2006 as filed with the Securities and Exchange Commission. Operating results for the 13 weeks ended April 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 or any other period.
3. Summary of Significant Accounting Policies
Stock-Based Compensation — The Company grants stock options to purchase common stock under the Company’s 2002 Stock Option Plan (the “Plan”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock.
Prior to the January 29, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, because the exercise price of the option was equal to or greater than the market value of the underlying common stock on the date of grant, and any purchase discounts under the Company’s ESPP plan were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a proforma disclosure in the notes to the consolidated financial statements.
Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discount exceeded the amount allowed under SFAS 123R for non-compensatory treatment. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 29, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.
Total stock-based compensation expense recognized for the 13 weeks ended April 29, 2006 was $6.0 million before income taxes and consisted of stock option and ESPP expense of $5.7 million and $0.3 million, respectively. The expense was recorded in selling, general and administrative expenses in the consolidated statements of operations. The related total tax benefit was $2.4 million for the 13 weeks ended April 29, 2006.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation” on the consolidated statements of cash flows.

The following table illustrates the effect on the net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the 13 weeks ended April 30, 2005 (dollars in thousands, except per share data):

13 Weeks Ended
April 30,
2005
Net loss, as reported	$(7,331)
Deduct: stock-based compensation expense, net of tax	(3,380)

Proforma net loss	$(10,711)

Net loss per common share — basic:
As reported	$(0.15)
Deduct: stock-based compensation expense, net of tax	(0.07)

Proforma	$(0.22)

Net loss per common share — diluted:
As reported	$(0.15)
Deduct: stock-based compensation expense, net of tax	(0.07)

Proforma	$(0.22)

Disclosures for the period ended April 29, 2006 are not presented because the amounts are recognized in the consolidated statements of operations.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the 13 weeks ended April 29, 2006 and April 30, 2005:

	Employee Stock Options		Employee Stock Purchase Plan
	13 Weeks Ended		13 Weeks Ended
		Proforma		Proforma
	April 29,	April 30,	April 29,	April 30,
Black-Scholes Valuation Assumptions (1)	2006	2005	2006	2005
Expected life (years) (2)	5.29	5.29	—	—
Weighted average volatility (3)	39.01%	40.63%	—	—
Risk-free interest rate (4)	4.63%	4.00%	—	—
Expected dividend yield	—	—	—	—
Weighted average fair values	$16.18	$15.38	—	—

(1)	Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards.

(3)	Beginning on the date of adoption, expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption, expected volatility was estimated using the Company’s historical volatility and the volatility of other publicly-traded retailers.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 6 for additional details regarding stock-based compensation.
Newly Issued Accounting Pronouncements
In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
4. Goodwill and Other Intangible Assets
The Company reviews, on an annual basis, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. There were no impairments of goodwill during the 13 weeks ended April 29, 2006. Finite-lived intangible assets are amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.
Acquired intangible assets subject to amortization at April 29, 2006 and April 30, 2005 were as follows (in thousands):

	April 29, 2006		April 30, 2005
Intangible Assets Subject to	Gross	Accumulated	Gross	Accumulated
Amortization:	Amount	Amortization	Amount	Amortization
Favorable leases	$5,310	$(69)	$5,310	$2
Amortization expense for intangible assets subject to amortization was $0.1 million for both the 13 weeks ended April 29, 2006 and April 30, 2005. The estimated economic useful life is 11 years. The annual amortization expense of the favorable leases recorded as of April 29, 2006 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2006 (remaining nine months)	$118
2007	241
2008	345
2009	453
2010	590
Thereafter	3,494

Total	$5,241

5. Store Closings
The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition as well as the relocation of one store during the 13 weeks ended April 29, 2006 (in thousands):

Lease and
Other Costs
Balance at January 28, 2006	$20,181
Expense charged to earnings	3,406
Cash payments for leases and other costs	(1,346)

Balance at April 29, 2006	$22,241

During the 13 weeks ended April 29, 2006, the $3.4 million of expense charged to earnings was recorded in cost of goods sold, including occupancy and distribution costs in the consolidated statements of operations. Of the $22.2 million total liability, $5.8 million is recorded in accrued expenses and $16.4 million is recorded in long-term deferred revenue and other liabilities in the consolidated balance sheets. The amounts above relate to store rent, common area maintenance and real estate taxes, and other contractual obligations.

6. Stock-Based Compensation and Employee Stock Plans
Stock Option Plan — The Company grants stock options to purchase common stock under the Plan. Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from the date of grant. As of April 29, 2006, there were 8,718,972 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 13 weeks ended April 29, 2006 is presented in the following table:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	Subject to	Price per	Contractual	Value (in
	Options	Share	Life (Years)	thousands)
Outstanding, January 28, 2006	11,639,387	$15.32
Granted	1,149,361	37.90
Exercised	(269,858)	16.75
Cancelled	(262,030)	26.16

Outstanding, April 29, 2006	12,256,860	$17.17	6.99	$306,126

Exercisable, April 29, 2006	3,852,144	$9.92	5.57	$124,172

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $42.15 as of the last trading day of the period ended April 29, 2006. The total intrinsic value for stock options exercised during the 13 weeks ended April 29, 2006 and April 30, 2005 was $5.9 million and $15.7 million, respectively. During the 13 weeks ended April 29, 2006 and April 30, 2005, the total fair value of options vested was $3.9 million and $0, respectively. The nonvested stock option activity during the 13 weeks ended April 29, 2006 is presented in the following table:

		Weighted
		Average
		Fair
	Shares	Value
Nonvested, January 28, 2006	7,767,647	$8.83
Granted	1,149,361	16.18
Vested	(250,612)	15.38
Forfeited	(261,680)	20.90

Nonvested, April 29, 2006	8,404,716	$9.26

As of April 29, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $51 million, which is expected to be recognized over a weighted average period of approximately 1.43 years.
The Company issues new shares of common stock upon exercise of stock options.
Additional information regarding options outstanding as of April 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of Exercise		Contractual	Average Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price
$1.08 - $2.17	2,021,442	3.93	$1.92	2,021,442	$1.92
$6.00 - $10.48	3,764,100	6.49	6.41	658,457	7.43
$15.29 - $22.87	2,488,755	7.46	21.71	455,719	18.37
$25.07 - $34.68	1,695,037	7.83	25.95	454,270	25.61
$35.95 - $37.90	2,287,526	9.37	36.93	262,256	35.96

$1.08 - $37.90	12,256,860	6.99	$17.17	3,852,144	$9.92

Employee Stock Purchase Plan — The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total number of shares issuable under the plan is 2,310,000. There were no shares issued under the plan during the 13 weeks ended April 29, 2006, leaving 940,877 shares available for future issuance.
7. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 13 weeks ended April 29, 2006 calculation as they were anti-dilutive. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Net income (loss)	$11,418	$(7,331)

Weighted average common shares outstanding (for basic calculation)	50,419	49,054
Dilutive effect of outstanding common stock options	4,178	—

Weighted average common shares outstanding (for diluted calculation)	54,597	49,054

Net earnings per common share — basic	$0.23	$(0.15)
Net earnings per common share — diluted	$0.21	$(0.15)
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of April 29, 2006, the Company operated 263 stores, with approximately 15.2 million square feet, in 34 states primarily throughout the Eastern half of the United States.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, the Company considers its policies on inventory valuation, vendor allowances, goodwill, intangible assets and impairment of long-lived assets, business combinations and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. With the adoption of SFAS 123R as of January 29, 2006, the Company has added “Stock-Based Compensation” as a critical accounting policy.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes option-pricing model which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income increased to $11.4 million and earnings per diluted share increased to $0.21, as compared to the prior year net loss of $(7.3) million, or $(0.15) per share which included $32.5 million of pre-tax merger integration costs.
Net sales for the quarter increased 13% to $645.5 million. Comparable store sales increased 6.5%. The increase in comparable store sales is attributable to favorable results across most of our businesses. The Pittsburgh Steelers Super Bowl win accounted for 2% of the comparable store sales increase. The former Galyan’s stores will be included in the comparable store base beginning in the second quarter of 2006.
As a percentage of net sales, gross profit increased 90 basis points to 27.52% for the quarter. The current quarter includes 53 basis points of occupancy expense (primarily rent and lease termination costs) for the relocation of the Orange, CT store. Excluding the store relocation charge, the Company leveraged occupancy expense 37 basis points mainly due to the increase in net sales. Freight and distribution expense increased 12 basis points over last year primarily due to costs associated with the implementation of a new warehouse management system in both the Smithton and Plainfield distribution centers and an increase in the fuel surcharge charged by our carriers.
Effective the beginning of the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. Stock-based compensation expense recognized during the 13 weeks ended April 29, 2006 was $6.0 million and is included in selling, general and administration expenses in the consolidated statements of operations.
We ended the first quarter with $48.3 million of outstanding borrowings on our line of credit. There were no outstanding borrowings as of January 28, 2006. Excess borrowing availability totaled $284 million at April 29, 2006. Accounts payable as a percentage of inventory was 50% as of April 29, 2006.
The following table presents for the periods indicated items in the consolidated statements of operations as a percentage of the Company’s net sales, as well as the percentage change in dollar amounts from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	April 29,	April 30,	from Prior Year
	2006	2005	2005-2006
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	72.48	73.38	(90)

Gross profit	27.52	26.62	90
Selling, general and administrative expenses (3)	23.58	22.12	146
Pre-opening expenses (4)	0.64	0.46	18
Merger integration and store closing costs (5)	—	5.69	(569)

Income (loss) from operations	3.30	(1.65)	495
Interest expense, net (6)	0.35	0.49	(14)

Income (loss) before income taxes	2.95	(2.14)	509
Provision (benefit) for income taxes	1.18	(0.86)	204

Net income (loss)	1.77%	(1.28)%	305

Other Data:
Comparable store net sales increase (7)	6.5%	3.2%
Number of stores at end of period	263	236
Total square feet at end of period	15,162,144	13,601,586

(1)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(5)	Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of former Galyan’s stores as Dick’s stores, duplicative administrative costs, recruiting and system conversion costs.

(6)	Interest expense, net, results primarily from interest on our senior convertible notes and Second Amended and Restated Credit Agreement (the “Credit Agreement”).

(7)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. The former Galyan’s stores will be included in the comparable store base beginning in the second quarter of 2006.
13 Weeks Ended April 29, 2006 Compared to the 13 Weeks Ended April 30, 2005
Net Income
Net income increased to $11.4 million, or $0.21 per diluted share for the quarter from a net loss of $(7.3) million, or $(0.15) per share for the 13 weeks ended April 30, 2005. The increase was primarily due to an increase in net sales, gross profit and a $19.5 million after tax decrease in merger integration and store closing costs, partially offset by an increase in selling, general and administrative expenses.
Net Sales
Net sales increased 13% to $645.5 million for the quarter from $570.8 million for the 13 weeks ended April 30, 2005. This increase resulted primarily from a comparable store sales increase of 6.5%, or $25.8 million and $48.9 million from the net addition of new stores in the last five quarters which are not included in the comparable store base and the former Galyan’s stores which will be included in the comparable store base beginning in the second quarter of 2006.
The increase in comparable store sales is attributable to favorable results across most of our businesses. The Pittsburgh Steelers Super Bowl win accounted for 2% of the comparable store sales increase.
For the quarter, private label product sales in total for all stores represented 12.5% of net sales, an increase from last year’s 10.1% of net sales.
As of April 29, 2006, the Company operated 263 stores, with approximately 15.2 million square feet, in 34 states. The following table represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Beginning stores	255	234
New	8	7
Closed	—	(5)

Ending stores	263	236

Relocated stores	2	—

Income from Operations
Income from operations increased to $21.3 million for the quarter from a loss of $(9.4) million for the 13 weeks ended April 30, 2005. The increase was primarily due to a $25.7 million increase in gross profit and a $32.5 million decrease in merger integration and store closing costs, partially offset by a $26.0 million increase in selling, general and administrative expenses and a $1.5 million increase in preopening expenses.
Gross profit increased 17% to $177.7 million for the quarter from $152.0 million for the 13 weeks ended April 30, 2005. As a percentage of net sales, gross profit increased 90 basis points to 27.52% for the quarter from 26.62%. The current quarter includes 53 basis points of occupancy expense (primarily rent and lease termination costs) for the relocation of the Orange, CT store. Excluding the store relocation charge, the Company leveraged occupancy expense 37 basis points mainly due to the increase in net sales. Freight and distribution expense increased 12 basis points over last year primarily due to costs associated with the implementation of a new warehouse management system in both the Smithton and Plainfield distribution centers and an increase in the fuel surcharge charged by our carriers.
Selling, general and administrative expenses increased 21% to $152.2 million for the quarter from $126.3 million for the 13 weeks ended April 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased 146 basis points to 23.58% for the quarter from 22.12% for the 13 weeks ended April 30, 2005. The basis point increase was a result of 93 basis points of stock option and ESPP expense as the Company adopted SFAS 123R using the modified prospective transition method beginning January 29, 2006. The prior year quarter did not include stock-based compensation expense. In addition, advertising expense increased 40 basis points as the advertising frequency in the former Galyan’s stores was less than the traditional Dick’s program which provided expense savings in the prior year quarter.
Merger integration and store closing costs associated with the purchase of Galyan’s was $32.5 million for the 13 weeks ended April 30, 2005. These costs consisted primarily of $18.2 million of store closing costs associated with the closed Dick’s stores, $12.2 million of advertising expense related to the conversion of Galyan’s stores to Dick’s stores, and $2.1 million of other costs.
Pre-opening expenses increased to $4.2 million for the quarter from $2.6 million for the 13 weeks ended April 30, 2005. Pre-opening expenses increased primarily due to the opening of eight new stores and relocation of two stores in the quarter as compared to the opening of seven new stores during the 13 weeks ended April 30, 2005.
Interest Expense, Net
Interest expense, net, decreased to $2.2 million for the quarter from $2.8 million for the 13 weeks ended April 30, 2005 primarily due to a decrease in our average borrowings outstanding on our Credit Agreement to $34.1 million for the quarter from $123.4 million for the 13 weeks ended April 30, 2005, partially offset by a 217 basis point increase in the average interest rate on the revolving line of credit.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Net cash used in operating activities	$(49,353)	$(32,930)
Net cash used in investing activities	(22,589)	(25,644)
Net cash provided by financing activities	66,725	73,445

Net (decrease) increase in cash and cash equivalents	$(5,217)	$14,871

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
Cash used in operating activities for the 13 weeks ended April 29, 2006 totaled $49.4 million. The seasonal increase in inventory during the quarter used $114.2 million and a decrease in income taxes payable due to the timing of payments and higher federal extension payment used $16.5 million. Partially offsetting the aforementioned uses of cash were net income for the quarter which provided $11.4 million and the seasonal increase in accounts payable which provided $58.9 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2006 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation” on the consolidated statements of cash flows and was $1.5 million. The prior year tax benefit from exercise of stock options classified as an operating cash inflow was $5.6 million.
Investing Activities
Cash used in investing activities for the 13 weeks ended April 29, 2006 totaled $22.6 million. Gross capital expenditures used $28.8 million and fixture sale-leaseback transactions generated proceeds of $4.1 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
New, relocated and remodeled stores	$16,407	$12,076
Future stores	3,053	1,522
Existing stores	6,445	2,617
Information systems	2,351	5,934
Administration and distribution	526	2,690

	$28,782	$24,839

We opened eight stores and relocated two stores during the quarter as compared to opening seven stores and closing four Dick’s stores and one Galyan’s store during the 13 weeks ended April 30, 2005. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.

Cash requirements in 2006, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 40 new stores and relocate two stores during 2006. The Company also anticipates incurring additional expenditures for remodeling certain existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $90 million in 2006.
Financing Activities
Cash provided by financing activities for the 13 weeks ended April 29, 2006 totaled $66.7 million primarily reflecting borrowings under the Credit Agreement of $48.3 million and an increase in the bank overdraft of $12.5 million. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $48.3 million as of April 29, 2006. There were no outstanding borrowings under the Credit Agreement as of January 28, 2006. Total remaining borrowing capacity, after subtracting letters of credit as of April 29, 2006 and January 28, 2006 was $284 million and $276 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of April 29, 2006, the Company was in compliance with the terms of the Credit Agreement.
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
Off-Balance Sheet Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.
OUTLOOK
Fiscal 2006 Comparisons to Fiscal 2005
•	Based on an estimated 55 million shares outstanding, the Company is increasing earnings guidance from the previous guidance of $1.77 — 1.81 to the new guidance of approximately $1.81 — 1.85 per share (which includes $0.27 of stock option expense per share).

•	During 2006, the Company expects to incur approximately $25 million of stock option expense on a pre-tax basis, or $0.27 per share after tax.

•	Comparable store sales are expected to increase approximately 3% on a 52-week to 52-week comparative basis.

•	The Company expects to open 40 new stores in 2006. Two stores were relocated in the first quarter of 2006.
Second Quarter 2006
•	Based on an estimated 55 million shares outstanding, the Company estimates earnings per share of $0.43 — 0.44 per share (which includes $0.07 of stock option expense per share).

•	Comparable store sales are expected to increase approximately 3-4%.

•	The Company expects to open five new stores in the second quarter.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2006.
ITEM 4. CONTROLS AND PROCEDURES
During the first quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (April 29, 2006).
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006 as filed with the Securities and Exchange Commission on March 23, 2006, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements” of this report which is incorporated herein by reference.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 21 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 17, 2006 on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES Michael F. Hines
EVP — Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 17, 2006 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 17, 2006 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 17, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of May 17, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith