Form 10-Q
period 2006-07-29
DICKS SPORTING GOODS INC
filed 2006-08-16
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2006
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 8, 2006 was 37,280,540 and 13,592,845, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$734,047	$621,972	$1,379,545	$1,192,815

Cost of goods sold, including occupancy and distribution costs	526,650	447,556	994,482	866,427

GROSS PROFIT	207,397	174,416	385,063	326,388

Selling, general and administrative expenses	159,239	129,449	311,474	255,718

Pre-opening expenses	2,451	1,592	6,604	4,237
Merger integration and store closing costs	—	5,309	—	37,790

INCOME FROM OPERATIONS	45,707	38,066	66,985	28,643

Gain on sale of investment	—	(1,844)	—	(1,844)
Interest expense, net	2,906	3,079	5,155	5,875

INCOME BEFORE INCOME TAXES	42,801	36,831	61,830	24,612

Provision for income taxes	17,120	14,733	24,732	9,845

NET INCOME	$25,681	$22,098	$37,098	$14,767

EARNINGS PER COMMON SHARE:
Basic	$0.51	$0.44	$0.73	$0.30
Diluted	$0.47	$0.41	$0.68	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,746	49,750	50,583	49,418
Diluted	54,887	54,115	54,742	53,902
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 29,	January 28,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,926	$36,564
Accounts receivable, net	53,091	29,365
Inventories, net	636,839	535,698
Prepaid expenses and other current assets	18,133	11,961
Deferred income taxes	3,954	429

Total current assets	744,943	614,017
Property and equipment, net	392,412	370,277
Construction in progress — leased facilities	11,254	7,338
Goodwill	156,628	156,628
Other assets	47,900	39,529

TOTAL ASSETS	$1,353,137	$1,187,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$296,221	$253,395
Accrued expenses	166,756	136,520
Deferred revenue and other liabilities	51,325	62,792
Income taxes payable	4,940	18,381
Current portion of other long-term debt and capital leases	141	181

Total current liabilities	519,383	471,269

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	41,430	—
Other long-term debt and capital leases	8,444	8,520
Non-cash obligations for construction in progress — leased facilities	11,254	7,338
Deferred revenue and other liabilities	121,695	113,369

Total long-term liabilities	355,323	301,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	373	365
Class B common stock	136	137
Additional paid-in capital	236,620	209,526
Retained earnings	239,940	202,842
Accumulated other comprehensive income	1,362	1,923

Total stockholders’ equity	478,431	414,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,353,137	$1,187,789

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

NET INCOME	$25,681	$22,098	$37,098	$14,767
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available-for-sale securities, net of tax	(576)	1,188	(561)	1,287
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	(1,199)	—	(1,199)

COMPREHENSIVE INCOME	$25,105	$22,087	$36,537	$14,855

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total

BALANCE, January 29, 2005	34,790,358	$348	14,039,529	$140	$181,321	$129,862	$1,996	$313,667
Exchange of Class B common stock for common stock	308,584	3	(308,584)	(3)	—	—	—	—
Sale of common stock under stock plan	125,989	1	—	—	3,675	—	—	3,676
Exercise of stock options, including tax benefit of $14,678	1,320,401	13	—	—	22,078	—	—	22,091
Tax benefit on convertible note bond hedge	—	—	—	—	2,452	—	—	2,452
Net income	—	—	—	—	—	72,980	—	72,980
Unrealized gain on securities available-for-sale, net of taxes of $606	—	—	—	—	—	—	1,126	1,126
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

BALANCE, January 28, 2006	36,545,332	$365	13,730,945	$137	$209,526	$202,842	$1,923	$414,793
Exchange of Class B common stock for common stock	138,100	1	(138,100)	(1)	—	—	—	—
Sale of common stock under stock plan	74,252	1	—	—	2,097	—	—	2,098
Exercise of stock options	521,971	6	—	—	6,144	—	—	6,150
Tax benefit on convertible note bond hedge	—	—	—	—	1,288	—	—	1,288
Net income	—	—	—	—	—	37,098	—	37,098
Stock-based compensation	—	—	—	—	12,525	—	—	12,525
Total tax benefit from exercise of stock options	—	—	—	—	5,040	—	—	5,040
Unrealized loss on securities available-for-sale, net of taxes of $302	—	—	—	—	—	—	(561)	(561)

BALANCE, July 29, 2006	37,279,655	$373	13,592,845	$136	$236,620	$239,940	$1,362	$478,431

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,098	$14,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,246	24,324
Deferred income taxes	(10,419)	(2,738)
Stock-based compensation	12,525	—
Excess tax benefit from stock-based compensation	(4,419)	—
Tax benefit from exercise of stock options	609	13,452
Gain on sale of investment	—	(1,844)
Other non-cash items	1,288	1,216
Changes in assets and liabilities:
Accounts receivable	6,844	(13,146)
Inventories	(101,141)	(78,994)
Prepaid expenses and other assets	(9,024)	(3,237)
Accounts payable	49,135	47,094
Accrued expenses	15,015	(5,727)
Income taxes payable	(8,196)	—
Deferred construction allowances	9,000	1,594
Deferred revenue and other liabilities	(6,485)	3,379

Net cash provided by operating activities	18,076	140

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,370)	(69,521)
Proceeds from sale-leaseback transactions	7,901	12,262
Increase in recoverable costs from developed properties	(3,917)	(2,007)
Proceeds from sale of investment	—	1,922

Net cash used in investing activities	(69,386)	(57,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	41,430	45,112
Payments on other long-term debt and capital leases	(116)	(274)
Proceeds from sale of common stock under employee stock purchase plan	2,098	2,135
Proceeds from exercise of stock options	6,150	6,347
Excess tax benefit from stock-based compensation	4,419	—
(Decrease) increase in bank overdraft	(6,309)	14,919

Net cash provided by financing activities	47,672	68,239

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,638)	11,035
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,926	$29,921

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$3,916	$5,462
Accrued property and equipment	$15,223	$(14,203)
Cash paid for interest	$4,551	$5,369
Cash paid for income taxes	$42,083	$3,310
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 268 stores in 34 states primarily throughout the Eastern half of the United States. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of July 29, 2006 and for the 13 and 26 weeks ended July 29, 2006 and July 30, 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2006 dated March 23, 2006 as filed with the Securities and Exchange Commission. Operating results for the 13 and 26 weeks ended July 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 or any other period.
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
Total stock-based compensation expense recognized for the 13 weeks ended July 29, 2006 was $6.5 million before income taxes and consisted of stock option and ESPP expense of $6.2 million and $0.3 million, respectively. Total stock-based compensation expense recognized for the 26 weeks ended July 29, 2006 was $12.5 million before income taxes and consisted of stock option and ESPP expense of $11.9 million and $0.6 million, respectively. The expense was recorded in selling, general and administrative expenses in the consolidated statements of income. The related total tax benefit was $2.5 million and $4.8 million for the 13 and 26 weeks ended July 29, 2006, respectively.
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

The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the 13 and 26 weeks ended July 30, 2005 (dollars in thousands, except per share data):

	13 Weeks Ended	26 Weeks Ended
	July 30,	July 30,
	2005	2005 (1)

Net income, as reported	$22,098	$14,767
Deduct: stock-based compensation expense, net of tax	(3,546)	(6,926)

Proforma net income	$18,552	$7,841

Net income per common share — basic:
As reported	$0.44	$0.30
Deduct: stock-based compensation expense, net of tax	(0.07)	(0.14)

Proforma	$0.37	$0.16

Net income per common share — diluted:
As reported	$0.41	$0.27
Deduct: stock-based compensation expense, net of tax	(0.07)	(0.13)

Proforma	$0.34	$0.15

(1)	Column does not add due to rounding.
Disclosures for the period ended July 29, 2006 are not presented because the amounts are recognized in the consolidated statements of income.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the 13 weeks ended July 29, 2006 and July 30, 2005:

	Employee Stock Options		ESPP
	13 Weeks Ended		13 Weeks Ended
		Proforma		Proforma
	July 29,	July 30,	July 29,	July 30,
Black-Scholes Valuation Assumptions (1)	2006	2005	2006	2005
Expected life (years) (2)	5.29	5.29	0.5	0.5
Weighted average volatility (3)	38.32%	39.93%	24.10%	27.46%
Risk-free interest rate (4)	4.97%	3.63%	5.31%	3.38%
Expected dividend yield	—	—	—	—

Weighted average fair values	$16.87	$15.06	$8.67	$8.29
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the 26 weeks ended July 29, 2006 and July 30, 2005:

	Employee Stock Options		ESPP
	26 Weeks Ended		26 Weeks Ended
		Proforma		Proforma
	July 29,	July 30,	July 29,	July 30,
Black-Scholes Valuation Assumptions (1)	2006	2005	2006	2005
Expected life (years) (2)	5.29	5.29	0.5	0.5
Weighted average volatility (3)	39.00%	40.60%	24.10%	27.46%
Risk-free interest rate (4)	4.63% — 4.97%	3.63% — 4.00%	5.31%	3.38%
Expected dividend yield	—	—	—	—

Weighted average fair values	$16.19	$15.37	$8.67	$8.29

(1)	Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards.

(3)	Beginning on the date of adoption, expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption, expected volatility was estimated using the Company’s historical volatility and the volatility of other publicly-traded retailers.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.
4. Goodwill and Other Intangible Assets
The Company reviews, on an annual basis, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. There were no impairments of goodwill during the 13 and 26 weeks ended July 29, 2006. Finite-lived intangible assets are amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.
Acquired intangible assets subject to amortization at July 29, 2006 and July 30, 2005 were as follows (in thousands):

	July 29, 2006		July 30, 2005
		Accumulated		Accumulated
Intangible Assets Subject to Amortization:	Gross Amount	Amortization	Gross Amount	Amortization
Favorable leases	$5,310	$(92)	$5,310	$2
Amortization expense for intangible assets subject to amortization was less than $0.1 million for both the 13 and 26 weeks ended July 29, 2006 and July 30, 2005, respectively. The remaining estimated economic useful life is 10 years. The annual amortization expense of the favorable leases recorded as of July 29, 2006 is expected to be as follows (in thousands):

Estimated
Amortization
Fiscal Years	Expense

2006 (remaining six months)	$95
2007	241
2008	345
2009	453
2010	590
Thereafter	3,494

Total	$5,218

5. Store Closings
The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition as well as the relocation of one store during the 13 weeks ended April 29, 2006 (in thousands):

Lease and Other Costs
Balance at January 28, 2006	$20,181
Expense charged to earnings	3,406
Cash payments for leases and other costs	(1,346)

Balance at April 29, 2006	$22,241

Expense charged to earnings	—
Cash payments for leases and other costs	(1,433)

Balance at July 29, 2006	$20,808

Of the $20.8 million total liability, $5.6 million is recorded in accrued expenses and $15.2 million is recorded in long-term deferred revenue and other liabilities in the consolidated balance sheets. The amounts above relate to store rent, common area maintenance and real estate taxes, and other contractual obligations.
6. Stock-Based Compensation and Employee Stock Plans
Stock Option Plan — The Company grants stock options to purchase common stock under the Plan. Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from the date of grant. As of July 29, 2006, there were 8,783,505 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 26 weeks ended July 29, 2006 is presented in the following table:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares Subject to	Exercise Price per	Contractual Life	Value (in
	Options	Share	(Years)	thousands)
Outstanding, January 28, 2006	11,639,387	$15.32
Granted	1,173,888	37.93
Exercised	(521,971)	11.72
Cancelled	(351,090)	27.28

Outstanding, July 29, 2006	11,940,214	$17.35	6.79	$213,621

Exercisable, July 29, 2006	3,648,756	$10.39	5.44	$90,530

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $35.24 as of the last trading day of the period ended July 29, 2006. The total intrinsic value for stock options exercised during the 26 weeks ended July 29, 2006 and July 30, 2005 was $14.4 million and $36.3 million, respectively. During the 26 weeks ended July 29, 2006 and July 30, 2005, the total fair value of options vested was $4.6 million and $0.7 million, respectively. The nonvested stock option activity during the 26 weeks ended July 29, 2006 is presented in the following table:

		Weighted Average Fair
	Shares	Value
Nonvested, January 28, 2006	7,767,647	$8.83
Granted	1,173,888	16.87
Vested	(299,748)	15.24
Forfeited	(350,329)	19.28

Nonvested, July 29, 2006	8,291,458	$9.20

As of July 29, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $44 million, which is expected to be recognized over a weighted average period of approximately 1.18 years.
The Company issues new shares of common stock upon exercise of stock options.
Additional information regarding options outstanding as of July 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
		Contractual Life	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
$1.08 — $2.17	1,832,994	3.74	$1.90	1,832,994	$1.90
$6.00 — $10.48	3,736,440	6.24	6.38	633,133	7.31
$15.29 — $22.87	2,486,437	7.21	21.71	453,401	18.38
$25.07 — $34.68	1,625,454	7.58	25.95	469,693	25.83
$35.95 — $39.42	2,258,889	9.13	36.97	259,535	35.96

$1.08 — $39.42	11,940,214	6.79	$17.35	3,648,756	$10.39

Employee Stock Purchase Plan — The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total number of shares issuable under the plan is 2,310,000. There were 74,252 shares issued under the plan during the 26 weeks ended July 29, 2006 at an average price of $28.25, leaving 866,625 shares available for future issuance.
7. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 26 weeks ended July 29, 2006 as they were anti-dilutive. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net income	$25,681	$22,098	$37,098	$14,767

Weighted average common shares outstanding (for basic calculation)	50,746	49,750	50,583	49,418
Dilutive effect of outstanding common stock options	4,141	4,365	4,159	4,484

Weighted average common shares outstanding (for diluted calculation)	54,887	54,115	54,742	53,902

Net earnings per common share — basic	$0.51	$0.44	$0.73	$0.30
Net earnings per common share — diluted	$0.47	$0.41	$0.68	$0.27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of July 29, 2006, the Company operated 268 stores, with approximately 15.5 million square feet, in 34 states primarily throughout the Eastern half of the United States.

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
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income increased 16% to $25.7 million and earnings per diluted share increased 15% to $0.47, as compared to net income of $22.1 million, or $0.41 per diluted share for the 13 weeks ended July 30, 2005, which included $5.3 million of pre-tax merger integration costs and $1.8 million of pre-tax gain on sale of investment.
Net sales for the quarter increased 18% to $734.0 million, largely driven by a comparable store sales increase of 6.5%. The increase in comparable store sales is attributable to favorable results across most of our businesses. Beginning with the second quarter, the former Galyan’s stores are included in the comparable store sales calculation.
As a percentage of net sales, gross profit increased 21 basis points to 28.25% for the quarter, due primarily to margin improvement and increased efficiencies in the merchandise supply chain.
Effective the beginning of the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified-prospective transition method. Under this method, prior periods are not restated. Stock-based compensation expense recognized during the 13 weeks ended July 29, 2006 was $6.5 million and is included in selling, general and administration expenses in the consolidated statements of income.
We ended the second quarter with $41.4 million of outstanding borrowings on our line of credit. There were no outstanding borrowings as of January 28, 2006.
As of July 29, 2006, the Company operated 268 stores, with approximately 15.5 million square feet, in 34 states. The following represents a reconciliation of beginning and ending stores for the periods indicated:

	Fiscal 2006			Fiscal 2005
	Q1	Q2	Total	Q1	Q2	Total
Beginning stores	255	263	255	234	236	234
New	8	5	13	7	3	10
Closed	—	—	—	(5)	—	(5)

Ending stores	263	268	268	236	239	239

Relocated stores	2	—	2	—	1	1

The following table presents for the periods indicated items in the consolidated statements of income as a percentage of the Company’s net sales, as well as the percentage change in dollar amounts from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	July 29,	July 30,	from Prior Year
	2006	2005	2005-2006
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.75	71.96	(21)

Gross profit	28.25	28.04	21
Selling, general and administrative expenses (4)	21.69	20.81	88
Pre-opening expenses (5)	0.33	0.26	7
Merger integration and store closing costs (6)	—	0.85	(85)

Income from operations	6.23	6.12	11
Gain on sale of investment	—	(0.30)	(30)
Interest expense, net (7)	0.40	0.50	(10)

Income before income taxes	5.83	5.92	(9)
Provision for income taxes	2.33	2.37	(4)

Net income	3.50%	3.55%	(5)

Other Data:
Comparable store net sales increase (8)	6.5%	0.5%
Number of stores at end of period	268	239
Total square feet at end of period	15,466,291	13,750,672

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	26 Weeks Ended		Net Sales
	July 29,	July 30,	from Prior Year
	2006 (1)	2005 (1)	2005-2006
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	72.09	72.64	(55)

Gross profit	27.91	27.36	55
Selling, general and administrative expenses (4)	22.58	21.44	114
Pre-opening expenses (5)	0.48	0.36	12
Merger integration and store closing costs (6)	—	3.17	(317)

Income from operations	4.86	2.40	246
Gain on sale of investment	—	(0.15)	(15)
Interest expense, net (7)	0.37	0.49	(12)

Income before income taxes	4.48	2.06	242
Provision for income taxes	1.79	0.83	96

Net income	2.69%	1.24%	145

Other Data:
Comparable store net sales increase (8)	6.9%	1.7%
Number of stores at end of period	268	239
Total square feet at end of period	15,466,291	13,750,672

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(6)	Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of former Galyan’s stores as Dick’s stores, duplicative administrative costs, recruiting and system conversion costs.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Second Amended and Restated Credit Agreement (the “Credit Agreement”).

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. Beginning with the second quarter 2006, the former Galyan’s stores are included in the comparable store sales calculation.
13 Weeks Ended July 29, 2006 Compared to the 13 Weeks Ended July 30, 2005
Net Income
Net income increased 16% to $25.7 million and earnings per diluted share increased 15% to $0.47, as compared to net income of $22.1 million, or $0.41 per diluted share for the 13 weeks ended July 30, 2005, which included $5.3 million of pre-tax merger integration costs and $1.8 million of pre-tax gain on sale of investment. The increase was primarily due to an increase in net sales, gross profit and a $3.2 million after tax decrease in merger integration and store closing costs, partially offset by an increase in selling, general and administrative expenses and a $1.1 million after tax gain on sale of investment recognized in the prior year quarter.
Net Sales
Net sales increased 18% to $734.0 million for the quarter from $622.0 million for the 13 weeks ended July 30, 2005. This increase resulted primarily from a comparable store sales increase of 6.5%, or $38.9 million and $73.1 million from the net addition of new stores in the last five quarters which are not included in the comparable store base. The former Galyan’s stores are included in the comparable store sales calculation for the second quarter of fiscal 2006.
The increase in comparable store sales is attributable to favorable results across most of our businesses, including baseball, casual footwear, outdoor categories, men’s athletic apparel and golf apparel partially offset by decreases in inline skates, athletic footwear and golf equipment.
For the quarter, private label product sales in total for all stores represented 17.0% of net sales, an increase from last year’s 14.5% of net sales. Seasonally, our second quarter is typically the highest penetration level for private label, which is the result of higher penetration in some seasonal business, such as golf and outdoor categories.
Income from Operations
Income from operations increased to $45.7 million for the quarter from $38.1 million for the 13 weeks ended July 30, 2005. The increase was primarily due to a $33.0 million increase in gross profit and a $5.3 million decrease in merger integration and store closing costs, partially offset by a $29.8 million increase in selling, general and administrative expenses and a $0.9 million increase in preopening expenses.

Gross profit increased 19% to $207.4 million for the quarter from $174.4 million for the 13 weeks ended July 30, 2005. As a percentage of net sales, gross profit increased 21 basis points to 28.25% for the quarter from 28.04%. The increase is due to margin improvement partially offset by last year’s receipt of non-recurring vendor funds associated with renegotiated prices following the Galyan’s acquisition. Transportation and distribution costs have been managed through improved operational efficiencies such as better cubing of loads and managing frequency of deliveries.
Selling, general and administrative expenses increased 23% to $159.2 million for the quarter from $129.4 million for the 13 weeks ended July 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased 88 basis points to 21.69% from 20.81% for the 13 weeks ended July 30, 2005. The basis point increase was primarily a result of 89 basis points of stock option and ESPP expense as the Company adopted SFAS 123R using the modified-prospective transition method beginning January 29, 2006. The prior year quarter did not include stock-based compensation expense. In addition, store payroll and related fringes decreased 43 basis points primarily due to an increase in sales at the former Galyan’s stores. Corporate administrative expense leverage was partially offset by increased advertising expense (34 basis points) as the Galyan’s markets not overlapping with existing Dick’s markets were put on the same advertising tab frequency as Dick’s stores in the current year.
Merger integration and store closing costs associated with the purchase of Galyan’s was $5.3 million for the 13 weeks ended July 30, 2005. These costs consisted primarily of $4.8 million of store closing costs associated with the closure of the final Dick’s store due to the acquisition.
Pre-opening expenses increased to $2.5 million for the quarter from $1.6 million for the 13 weeks ended July 30, 2005. Pre-opening expenses increased primarily due to the opening of five new stores during the quarter as compared to the opening of three new stores and relocation of one store during the 13 weeks ended July 30, 2005. Pre-opening expense is also impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, was $2.9 million for the quarter as compared to $3.1 million for the 13 weeks ended July 30, 2005. The Company’s average borrowings outstanding on our Credit Agreement decreased to $76.4 million for the quarter from $152.5 million for the 13 weeks ended July 30, 2005, partially offset by a 195 basis point increase in the average interest rate on the revolving line of credit.
26 Weeks Ended July 29, 2006 Compared to the 26 Weeks Ended July 30, 2005
Net Income
Net income increased to $37.1 million and earnings per diluted share increased to $0.68, as compared to $14.8 million, or $0.27 per diluted share for the 26 weeks ended July 30, 2005. The increase was primarily due to an increase in net sales, gross profit and a $22.7 million after tax decrease in merger integration and store closing costs, partially offset by an increase in selling, general and administrative expenses and a $1.1 million after tax gain on sale of investment recognized in the prior year period.
Net Sales
Net sales increased 16% to $1,380 million from $1,193 million for the 26 weeks ended July 30, 2005. This increase resulted primarily from a comparable store sales increase of 6.9%, or $56.5 million and $130.2 million from the net addition of new stores in the last five quarters which are not included in the comparable store base and the former Galyan’s stores. The former Galyan’s stores are not included in the year-to-date comparable store sales calculation as they were not in the comparable store base at the beginning of 2006.
The increase in comparable store sales is attributable to favorable results across most of our businesses, including baseball, casual footwear, outdoor categories, kid’s athletic footwear, men’s and women’s athletic apparel and golf apparel partially offset by decreases in inline skates and athletic footwear. The sale of championship license merchandise due to the Pittsburgh Steelers Super Bowl win accounted for 1% of the comparable store sales increase.
For the 26 weeks ended July 29, 2006, private label product sales in total for all stores represented 14.9% of net sales, an increase from last year’s 12.4% of net sales.

Income from Operations
Income from operations increased to $67.0 million from $28.6 million for the 26 weeks ended July 30, 2005. The increase was primarily due to a $58.7 million increase in gross profit and a $37.8 million decrease in merger integration and store closing costs, partially offset by a $55.8 million increase in selling, general and administrative expenses and a $2.4 million increase in preopening expenses.
Gross profit increased 18% to $385.1 million from $326.4 million for the 26 weeks ended July 30, 2005. As a percentage of net sales, gross profit increased 55 basis points to 27.91% from 27.36% for the 26 weeks ended July 30, 2005 due primarily to margin improvement resulting from better purchasing and the impact of more private label sales.
Selling, general and administrative expenses increased 22% to $311.5 million from $255.7 million for the 26 weeks ended July 30, 2005. As a percentage of net sales, selling, general and administrative expenses increased 114 basis points to 22.58% from 21.44% for the 26 weeks ended July 30, 2005. The basis point increase was a result of 91 basis points of stock option and ESPP expense as the Company adopted SFAS 123R using the modified-prospective transition method beginning January 29, 2006. The prior year period did not include stock-based compensation expense. In addition, store payroll and related fringes decreased 40 basis points primarily due to the increase in sales at the former Galyan’s stores. Corporate administrative expense leverage was partially offset by increased advertising expense (48 basis points) as the Galyan’s markets not overlapping with existing Dick’s markets were put on the same advertising tab frequency as Dick’s stores in the current year.
Merger integration and store closing costs associated with the purchase of Galyan’s was $37.8 million for the 26 weeks ended July 30, 2005. These costs consisted primarily of $23.0 million of store closing costs associated with the closed Dick’s stores, $12.2 million of advertising expense related to the conversion of Galyan’s stores to Dick’s stores, and $2.6 million of other costs.
Pre-opening expenses increased to $6.6 million from $4.2 million for the 26 weeks ended July 30, 2005. Pre-opening expenses increased primarily due to the opening of 13 new stores and relocation of two stores as compared to the opening of ten new stores and relocation of one store during the 26 weeks ended July 30, 2005. Pre-opening expense is also impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, decreased to $5.2 million from $5.9 million for the 26 weeks ended July 30, 2005 primarily due to a decrease in our average borrowings outstanding on our Credit Agreement to $55.3 million from $137.9 million for the 26 weeks ended July 30, 2005, partially offset by a 208 basis point increase in the average interest rate on the revolving line of credit.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	July 29,	July 30,
	2006	2005

Net cash provided by operating activities	$18,076	$140
Net cash used in investing activities	(69,386)	(57,344)
Net cash provided by financing activities	47,672	68,239

Net (decrease) increase in cash and cash equivalents	$(3,638)	$11,035

Operating Activities
Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-Christmas inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with Christmas sales and this inventory reduction, combined with proportionately higher net income, typically produces significant positive cash flow.

Cash provided by operating activities for the 26 weeks ended July 29, 2006 totaled $18.1 million. The increase in inventory during the period used $101.1 million and was offset by net income for the 26 weeks ended July 29, 2006, which provided $37.1 million, the seasonal increase in accounts payable which provided $49.1 million and the non-cash charge for depreciation and amortization which totaled $26.2 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2006 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation” on the consolidated statements of cash flows and was $4.4 million. The prior year tax benefit from exercise of stock options classified as an operating cash inflow was $13.5 million.
Investing Activities
Cash used in investing activities for the 26 weeks ended July 29, 2006 totaled $69.4 million. Gross capital expenditures used $73.4 million and fixture sale-leaseback transactions generated proceeds of $7.9 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	26 Weeks Ended
	July 29,	July 30,
	2006	2005

New, relocated and remodeled stores	$48,411	$42,685
Future stores	2,187	1,842
Existing stores	11,475	5,980
Information systems	6,190	10,369
Administration and distribution	5,107	8,645

	$73,370	$69,521

We opened 13 stores and relocated two stores during the 26 weeks ended July 29, 2006 as compared to opening ten stores, relocating one store and closing four Dick’s stores and one former Galyan’s store during the 26 weeks ended July 30, 2005. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
Cash requirements in 2006, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 39 new stores during 2006. Two stores were relocated during the 13 weeks ended April 29, 2006. The Company also anticipates incurring additional expenditures for remodeling certain existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $90 million in 2006.
Financing Activities
Cash provided by financing activities for the 26 weeks ended July 29, 2006 totaled $47.7 million primarily reflecting borrowings under the Credit Agreement of $41.4 million. Financing activities also consisted of a decrease in the bank overdraft and proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.

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
Borrowings under the Credit Agreement were $41.4 million as of July 29, 2006. There were no outstanding borrowings under the Credit Agreement as of January 28, 2006. Total remaining borrowing capacity, after subtracting letters of credit as of July 29, 2006 and January 28, 2006 was $289 million and $276 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of July 29, 2006, the Company was in compliance with the terms of the Credit Agreement.
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
OUTLOOK
Fiscal 2006 Comparisons to Fiscal 2005
•	We are increasing earnings guidance for the full year as a result of our second quarter performance. Based on an estimated 55 million shares outstanding, the Company is increasing earnings guidance from the previous guidance of approximately $1.81 — 1.85 per share to the new guidance of approximately $1.84 — 1.88 per share (which includes $0.27 of stock option expense per share).

•	During 2006, the Company expects to incur approximately $25 million of stock option expense on a pre-tax basis, or $0.27 per share after tax.

•	Comparable store sales are expected to increase approximately 4% on a 52-week to 52-week comparative basis.

•	The Company expects to open 39 new stores in 2006.
Third Quarter 2006
•	Based on an estimated 55 million shares outstanding, the Company anticipates earnings per share of approximately $0.03 — 0.04 (which includes $0.07 of stock option expense per share).

•	Comparable store sales are expected to increase approximately 3-4%.

•	The Company expects to open 26 new stores in the third quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2006.
ITEM 4. CONTROLS AND PROCEDURES
During the second quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (July 29, 2006).
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006 as filed with the Securities and Exchange Commission on March 23, 2006, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders of the Company held on June 7, 2006, the stockholders elected two Class A Directors to serve until their terms expire in 2009.
The table below shows the results of the stockholders’ voting:

	Votes in	Votes
	Favor	Witheld
Election of Class A Directors:
William J. Colombo	154,944,675	690,245
David I. Fuente	155,086,544	548,376
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 23 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 16, 2006 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES
Michael F. Hines
EVP - Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 6, 2006

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 16, 2006 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of August 16, 2006 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 16, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of August 16, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith