Form 10-Q
period 2006-10-28
DICKS SPORTING GOODS INC
filed 2006-11-15
CIK 1089063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐      No ☑
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 6, 2006 was 37,974,517 and 13,542,845, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$708,343	$582,665	$2,087,888	$1,775,480

Cost of goods sold, including occupancy and distribution costs	517,008	429,211	1,511,490	1,295,638

GROSS PROFIT	191,335	153,454	576,398	479,842

Selling, general and administrative expenses	167,393	136,564	478,868	392,282

Pre-opening expenses	8,333	6,022	14,936	10,259
Merger integration and store closing costs	—	—	—	37,790

INCOME FROM OPERATIONS	15,609	10,868	82,594	39,511
Gain on sale of investment	—	—	—	(1,844)
Interest expense, net	2,617	3,896	7,772	9,771

INCOME BEFORE INCOME TAXES	12,992	6,972	74,822	31,584

Provision for income taxes	5,197	2,789	29,929	12,634

NET INCOME	$7,795	$4,183	$44,893	$18,950

EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.08	$0.88	$0.38
Diluted	$0.14	$0.08	$0.82	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,272	50,120	50,812	49,652
Diluted	55,437	53,947	54,973	53,917
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 28,	January 28,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,137	$36,564
Accounts receivable, net	62,922	29,365
Income taxes receivable	16,100	—
Inventories, net	787,103	535,698
Prepaid expenses and other current assets	19,241	11,961
Deferred income taxes	—	429

Total current assets	920,503	614,017

Property and equipment, net	425,970	370,277
Construction in progress — leased facilities	22,229	7,338
Goodwill	156,628	156,628
Other assets	52,455	39,529

TOTAL ASSETS	$1,577,785	$1,187,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$384,727	$253,395
Accrued expenses	190,370	136,520
Deferred revenue and other liabilities	50,461	62,792
Income taxes payable	—	18,381
Current portion of other long-term debt and capital leases	141	181

Total current liabilities	625,699	471,269

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	101,823	—
Other long-term debt and capital leases	8,412	8,520
Non-cash obligations for construction in progress — leased facilities	22,229	7,338
Deferred revenue and other liabilities	140,793	113,369

Total long-term liabilities	445,757	301,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	380	365
Class B common stock	135	137
Additional paid-in capital	256,091	209,526
Retained earnings	247,735	202,842
Accumulated other comprehensive income	1,988	1,923

Total stockholders’ equity	506,329	414,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,577,785	$1,187,789

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
NET INCOME	$7,795	$4,183	$44,893	$18,950
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available-for-sale securities, net of tax	626	(355)	65	932
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	—	—	(1,199)

COMPREHENSIVE INCOME	$8,421	$3,828	$44,958	$18,683

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 29, 2005	34,790,358	$348	14,039,529	$140	$181,321	$129,862	$1,996	$313,667

Exchange of Class B common stock for common stock	308,584	3	(308,584)	(3)	—	—	—	—

Sale of common stock under stock plan	125,989	1	—	—	3,675	—	—	3,676

Exercise of stock options, including tax benefit of $14,678	1,320,401	13	—	—	22,078	—	—	22,091

Tax benefit on convertible note bond hedge	—	—	—	—	2,452	—	—	2,452

Net income	—	—	—	—	—	72,980	—	72,980

Unrealized gain on securities available-for-sale, net of taxes of $606	—	—	—	—	—	—	1,126	1,126

Reclassification adjustment For gains realized in net income due to the sale of securities available-for-sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

BALANCE, January 28, 2006	36,545,332	$365	13,730,945	$137	$209,526	$202,842	$1,923	$414,793

Exchange of Class B common stock for common stock	188,100	2	(188,100)	(2)	—	—	—	—

Sale of common stock under stock plan	74,252	1	—	—	2,097	—	—	2,098

Exercise of stock options	1,159,609	12	—	—	11,026	—	—	11,038

Tax benefit on convertible note bond hedge	—	—	—	—	1,951	—	—	1,951

Net income	—	—	—	—	—	44,893	—	44,893

Stock-based compensation	—	—	—	—	18,719	—	—	18,719

Total tax benefit from exercise of stock options	—	—	—	—	12,772	—	—	12,772

Unrealized gain on securities available-for-sale, net of taxes of $35	—	—	—	—	—	—	65	65

BALANCE, October 28, 2006	37,967,293	$380	13,542,845	$135	$256,091	$247,735	$1,988	$506,329

See accompanying notes to unaudited consolidated financial statements

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,893	$18,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,378	36,542
Deferred income taxes	(11,109)	(13,983)
Stock-based compensation	18,719	—
Excess tax benefit from stock-based compensation	(11,776)	—
Tax benefit from exercise of stock options	996	14,193
Gain on sale of investment	—	(1,844)
Other non-cash items	1,951	1,841
Changes in assets and liabilities:
Accounts receivable	5,947	(17,449)
Inventories	(251,405)	(217,051)
Prepaid expenses and other assets	(9,546)	(4,940)
Accounts payable	128,303	96,778
Accrued expenses	32,353	7,348
Income taxes payable	(5,663)	—
Deferred construction allowances	26,554	3,623
Deferred revenue and other liabilities	(3,646)	3,608

Net cash provided by (used in) operating activities	5,949	(72,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(136,175)	(93,716)
Proceeds from sale-leaseback transactions	14,075	18,070
Increase in recoverable costs from developed properties	(14,892)	(662)
Proceeds from sale of investment	—	1,922

Net cash used in investing activities	(136,992)	(74,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	101,823	126,476
Payments on other long-term debt and capital leases	(148)	(345)
Proceeds from sale of common stock under employee stock purchase plan	2,098	2,135
Proceeds from exercise of stock options	11,038	6,804
Excess tax benefit from stock-based compensation	11,776	—
Increase in bank overdraft	3,029	24,823

Net cash provided by financing activities	129,616	159,893

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,427)	13,123
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,137	$32,009

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$14,891	$(9,709)
Accrued property and equipment	$21,497	$(10,286)
Cash paid for interest	$6,905	$12,464
Cash paid for income taxes	$60,940	$4,304
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 294 stores in 34 states primarily throughout the Eastern half of the United States. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of October 28, 2006 and for the 13 and 39 weeks ended October 28, 2006 and October 29, 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2006 dated March 23, 2006 as filed with the Securities and Exchange Commission. Operating results for the 13 and 39 weeks ended October 28, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 or any other period.
3. Summary of Significant Accounting Policies
Stock-Based Compensation - The Company grants stock options to purchase common stock under the Company’s 2002 Stock Option Plan (the “Plan”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock.
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
Total stock-based compensation expense recognized for the 13 weeks ended October 28, 2006 was $6.2 million before income taxes and consisted of stock option and ESPP expense of $5.9 million and $0.3 million, respectively. Total stock-based compensation expense recognized for the 39 weeks ended October 28, 2006 was $18.7 million before income taxes and consisted of stock option and ESPP expense of $17.8 million and $0.9 million, respectively. The expense was recorded in selling, general and administrative expenses in the consolidated statements of income. The related total tax benefit was $2.4 million and $7.2 million for the 13 and 39 weeks ended October 28, 2006, respectively.
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
The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the 13 and 39 weeks ended October 29, 2005 (dollars in thousands, except per share data):

	13 Weeks Ended	39 Weeks Ended
	October 29,	October 29,
	2005 (1)	2005 (1)
Net income, as reported	$4,183	$18,950
Deduct: stock-based compensation expense, net of tax	(3,277)	(10,202)

Proforma net income	$906	$8,748

Net income per common share — basic:
As reported	$0.08	$0.38
Deduct: stock-based compensation expense, net of tax	(0.07)	(0.21)

Proforma	$0.02	$0.18

Net income per common share — diluted:
As reported	$0.08	$0.35
Deduct: stock-based compensation expense, net of tax	(0.06)	(0.19)

Proforma	$0.02	$0.16

(1)	Column does not add due to rounding.
Disclosures for the period ended October 28, 2006 are not presented because the amounts are recognized in the consolidated statements of income.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and fair values for the 13 weeks ended October 28, 2006 and October 29, 2005:

	Employee Stock Options		ESPP
	13 Weeks Ended		13 Weeks Ended
		Proforma		Proforma
	October 28,	October 29,	October 28,	October 29,
Black-Scholes Valuation Assumptions (1)	2006	2005	2006	2005

Expected life (years) (2)	5.29	5.29	—	—
Weighted average volatility (3)	37.80%	40.18%	—	—
Risk-free interest rate (4)	4.73%	3.93%	—	—
Expected dividend yield	—	—	—	—

Weighted average fair values	$17.71	$12.80	$—	$—
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and fair values for the 39 weeks ended October 28, 2006 and October 29, 2005:

	Employee Stock Options		ESPP
	39 Weeks Ended		39 Weeks Ended
		Proforma		Proforma
	October 28,	October 29,	October 28,	October 29,
Black-Scholes Valuation Assumptions (1)	2006	2005	2006	2005

Expected life (years) (2)	5.29	5.29	0.5	0.5
Weighted average volatility (3)	38.87%	40.58%	24.10%	27.46%
Risk-free interest rate (4)	4.63% - 4.97%	3.63% - 4.00%	5.31%	3.38%
Expected dividend yield	—	—	—	—

Weighted average fair values	$16.35	$15.25	$8.67	$8.29

(1)	Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards.

(3)	Beginning on the date of adoption, expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption, expected volatility was estimated using the Company’s historical volatility and the volatility of other publicly-traded retailers.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 6 for additional details regarding stock-based compensation.
Newly Issued Accounting Pronouncements
In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions,” which provides that entities should present such taxes on either a gross or net basis based on their accounting policies. The Company’s accounting policy is to record such taxes on a net basis, which is disclosed in this Quarterly Report in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The implementation of EITF 06-3 in the first quarter of fiscal 2007 will not have a material impact on our financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and is effective for fiscal 2006. Early application is encouraged, but not required. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings. We are currently evaluating the impact, if any, that SAB No. 108 will have on our financial statements.
4. Goodwill and Other Intangible Assets
The Company reviews, on an annual basis, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. There were no impairments of goodwill during the 13 and 39 weeks ended October 28, 2006. Finite-lived intangible assets are amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.
Acquired intangible assets subject to amortization at October 28, 2006 and October 29, 2005 were as follows (in thousands):

	October 28, 2006		October 29, 2005
Intangible Assets Subject to	Gross	Accumulated	Gross	Accumulated
Amortization:	Amount	Amortization	Amount	Amortization
Favorable leases	$5,310	$(140)	$5,310	$(22)
Amortization expense for intangible assets subject to amortization was less than $0.1 million for both the 13 and 39 weeks ended October 28, 2006 and October 29, 2005, respectively. The remaining estimated economic useful life is 10 years. The annual amortization expense of the favorable leases recorded as of October 28, 2006 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2006 (remaining three months)	$47
2007	241
2008	345
2009	453
2010	590
Thereafter	3,494

Total	$5,170

5. Store Closing and Relocation Reserves
At a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the consolidated statements of income. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter.
The following table summarizes the activity of the store closing reserves established due to Dick’s store closings as a result of the Galyan’s acquisition as well as the relocation of one store during fiscal 2006 (in thousands):

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
Accrued store closing and relocation reserves, beginning of period	$20,181	$3,191
Expense charged to earnings	3,406	21,801
Cash payments	(3,978)	(3,568)
Interest accretion and other changes in assumptions	118	290

Accrued store closing and relocation reserves, end of period	19,727	21,714
Less current portion of accrued store closing and relocation reserves	(5,659)	(4,856)

Long-term portion of accrued store closing and relocation reserves	$14,068	$16,858

The $3.4 million of expense charged to earnings for the 39 weeks ended October 28, 2006 was recorded in cost of goods sold, including occupancy and distribution costs in the consolidated statements of income. Essentially all of the $21.8 million of expense charged to earnings for the 39 weeks ended October 29, 2005 was recorded in merger integration and store closing costs in the consolidated statements of income. The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the consolidated balance sheets.
6. Stock-Based Compensation and Employee Stock Plans
Stock Option Plan — The Company grants stock options to purchase common stock under the Plan. Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from the date of grant. As of October 28, 2006, there were 8,715,733 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the 39 weeks ended October 28, 2006 is presented in the following table:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	Subject to	Price per	Contractual	Value (in
	Options	Share	Life (Years)	thousands)
Outstanding, January 28, 2006	11,639,387	$15.32
Granted	1,308,533	38.36
Exercised	(1,159,609)	9.44
Cancelled	(417,963)	28.44

Outstanding, October 28, 2006	11,370,348	$18.09	6.67	$355,782

Exercisable, October 28, 2006	6,173,413	$8.89	5.67	$249,944

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $49.38 as of the last trading day of the period ended October 28, 2006. The total intrinsic value for stock options exercised during the 39 weeks ended October 28, 2006 and October 29, 2005 was $37.1 million and $38.3 million, respectively. During the 39 weeks ended October 28, 2006 and October 29, 2005, the total fair value of options vested was $17.6 million and $3.1 million, respectively. The nonvested stock option activity during the 39 weeks ended October 28, 2006 is presented in the following table:

		Weighted
		Average
		Fair
	Shares	Value
Nonvested, January 28, 2006	7,767,647	$8.83
Granted	1,308,533	16.35
Vested	(3,462,886)	5.07
Forfeited	(416,359)	15.65

Nonvested, October 28, 2006	5,196,935	$12.68

As of October 28, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $40 million, which is expected to be recognized over a weighted average period of approximately 2.47 years.
The Company issues new shares of common stock upon exercise of stock options.
Additional information regarding options outstanding as of October 28, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of		Contractual	Average		Exercise
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Price
$1.08 - $ 2.17	1,360,449	3.38	$1.96	1,360,449	$1.96
$6.00 - $ 10.48	3,686,840	5.99	6.36	3,559,585	6.21
$15.29 - $ 22.87	2,486,437	6.96	21.71	620,918	18.36
$25.07 - $ 34.68	1,518,916	7.32	25.87	397,186	25.87
$35.95 - $ 42.14	2,317,706	8.94	37.27	235,275	35.97

$1.08 - $ 42.14	11,370,348	6.67	$18.10	6,173,413	$8.89

Employee Stock Purchase Plan – The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total number of shares issuable under the plan is 2,310,000. There were 74,252 shares issued under the plan during the 39 weeks ended October 28, 2006 at an average price of $28.25, leaving 866,625 shares available for future issuance.
7. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 39 weeks ended October 28, 2006. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net income	$7,795	$4,183	$44,893	$18,950

Weighted average common shares outstanding (for basic calculation)	51,272	50,120	50,812	49,652
Dilutive effect of outstanding common stock options	4,165	3,827	4,161	4,265

Weighted average common shares outstanding (for diluted calculation)	55,437	53,947	54,973	53,917

Net earnings per common share — basic	$0.15	$0.08	$0.88	$0.38
Net earnings per common share — diluted	$0.14	$0.08	$0.82	$0.35
8. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Interest expense	$2,658	$3,898	$7,993	$9,801
Interest income	(41)	(2)	(221)	(30)

Interest expense, net	$2,617	$3,896	$7,772	$9,771

9. Subsequent Event
On November 13, 2006, Dick’s Sporting Goods, Inc. and Golf Galaxy entered into a definitive agreement and plan of merger. Under the terms of the agreement, each outstanding share of Golf Galaxy common stock will be converted into the right to receive $18.82 per share in cash, without interest. Based on approximately 11.7 million outstanding Golf Galaxy shares, the transaction would be valued at approximately $225 million. The transaction will be financed using our existing credit facility.
Completion of the transaction is contingent upon various conditions, which are more fully set forth in the merger agreement, and includes, among other things, approval of the transaction by Golf Galaxy’s shareholders. The merger transaction is anticipated to be completed not before February 6, 2007, subject to Hart-Scott-Rodino approval under United States antitrust laws and customary closing conditions.
Certain holders of Golf Galaxy’s common stock have entered into a voting agreement with Dick’s where they have agreed to vote 19.9% of the outstanding common stock in favor of the merger at the special shareholders meeting.
Golf Galaxy currently operates 61 stores in 24 states, ecommerce websites and catalog operations, and generated $250 million in sales during the last 12 months ended August 26, 2006.
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2006 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions (including our planned merger with Golf Galaxy); risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; the outcome of litigation or legal actions against us; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of October 28, 2006, the Company operated 294 stores, with approximately 16.7 million square feet, in 34 states primarily throughout the Eastern half of the United States.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, the Company considers its policies on inventory valuation, vendor allowances, goodwill, intangible assets and impairment of long-lived assets, business combinations and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. With the adoption of SFAS 123R as of January 29, 2006, the Company has added “Stock- Based Compensation” as a critical accounting policy.
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
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income increased to $7.8 million and earnings per diluted share increased to $0.14, as compared to net income of $4.2 million, or $0.08 per diluted share for the 13 weeks ended October 29, 2005.
Net sales for the quarter increased 22% to $708.3 million, largely driven by a comparable store sales increase of 8.9%. The increase in comparable store sales is attributable to favorable results across most of our businesses. The former Galyan’s stores are included in the comparable store sales calculation for the quarter.
As a percentage of net sales, gross profit increased 67 basis points to 27.01% for the quarter, due primarily to leverage on fixed store operating costs and increased efficiencies in the merchandise supply chain.
Effective the beginning of the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified-prospective transition method. Under this method, prior periods are not restated. Stock-based compensation expense recognized during the 13 weeks ended October 28, 2006 was $6.2 million and is included in selling, general and administration expenses in the consolidated statements of income.
We ended the second quarter with $101.8 million of outstanding borrowings on our line of credit. There were no outstanding borrowings as of January 28, 2006.
As of October 28, 2006, the Company operated 294 stores, with approximately 16.7 million square feet, in 34 states. The following represents a reconciliation of beginning and ending stores for the periods indicated:

	Fiscal 2006				Fiscal 2005
	Q1	Q2	Q3	Total	Q1	Q2	Q3	Total
Beginning stores	255	263	268	255	234	236	239	234
New	8	5	26	39	7	3	16	26
Closed	—	—	—	—	(5)	—	—	(5)

Ending stores	263	268	294	294	236	239	255	255

Relocated stores	2	—	—	2	—	1	3	4

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	October 28,	October 29,	from Prior Year
	2006	2005	2005-2006
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	72.99	73.66	(67)

Gross profit	27.01	26.34	67
Selling, general and administrative expenses (4)	23.63	23.44	19
Pre-opening expenses (5)	1.18	1.03	15

Income from operations	2.20	1.87	33
Interest expense, net (7)	0.37	0.67	(30)

Income before income taxes	1.83	1.20	63
Provision for income taxes	0.73	0.48	25

Net income	1.10%	0.72%	38

Other Data:
Comparable store net sales increase (8)	8.9%	2.9%
Number of stores at end of period	294	255
Total square feet at end of period	16,724,171	14,650,459

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	October 28,	October 29,	from Prior Year
	2006 (1)	2005	2005-2006(1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	72.39	72.97	(58)

Gross profit	27.61	27.03	58
Selling, general and administrative expenses (4)	22.94	22.09	85
Pre-opening expenses (5)	0.72	0.58	14
Merger integration and store closing costs (6)	—	2.13	(213)

Income from operations	3.96	2.23	173
Gain on sale of investment	—	(0.10)	(10)
Interest expense, net (7)	0.37	0.55	(18)

Income before income taxes	3.58	1.78	180
Provision for income taxes	1.43	0.71	72

Net income	2.15%	1.07%	108

Other Data:
Comparable store net sales increase (8)	7.7%	2.1%

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(6)	Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of former Galyan’s stores as Dick’s stores, duplicative administrative costs, recruiting and system conversion costs.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Second Amended and Restated Credit Agreement (the “Credit Agreement”).

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. Beginning with the second quarter 2006, the former Galyan’s stores were included in the comparable store sales calculation for the quarter.
13 Weeks Ended October 28, 2006 Compared to the 13 Weeks Ended October 29, 2005
Net Income
Net income increased 86% to $7.8 million and earnings per diluted share increased to $0.14, as compared to net income of $4.2 million, or $0.08 per diluted share for the 13 weeks ended October 29, 2005. The increase was primarily due to an increase in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.
Net Sales
Net sales increased 22% to $708.3 million for the quarter from $582.7 million for the 13 weeks ended October 29, 2005. This increase resulted primarily from a comparable store sales increase of 8.9%, or $49.3 million and $76.3 million from the net addition of new stores in the last five quarters which are not included in the comparable store base. The former Galyan’s stores are included in the comparable store sales calculation for the quarter.
The increase in comparable store sales is attributable to favorable results across most of our businesses, including team sports such as football and soccer, men’s and women’s athletic apparel, cleats, golf apparel, kid’s athletic footwear, men’s and women’s outerwear and the outdoor categories. Our soccer and football businesses, which were very strong during the quarter, are largely done for the year. Strength in the cleat component of these sports was driven by Under Armour and Nike in football, and adidas and Nike in soccer. Overall, the golf business met our expectations with the increase in sales of golf apparel being partially offset by lower sales of golf equipment.
We took full advantage of the relatively cold weather in this year’s third quarter. Comp sales in the outerwear business exceeded our expectations, and outpaced the company average. Cold weather related businesses performed well and there certainly was a shift from the fourth quarter into October.
For the quarter, private label product sales represented 14.1% of net sales, an increase from last year’s 11.0% of net sales.
Income from Operations
Income from operations increased to $15.6 million for the quarter from $10.9 million for the 13 weeks ended October 29, 2005. The increase was primarily due to a $37.9 million increase in gross profit, partially offset by a $30.8 million increase in selling, general and administrative expenses and a $2.3 million increase in preopening expenses.
Gross profit increased 25% to $191.3 million for the quarter from $153.5 million for the 13 weeks ended October 29, 2005. The 67 basis point increase is due primarily to leverage on occupancy related costs along with a decrease in transportation and distribution costs which have been managed through improved operational efficiencies such as better cubing of loads and managing frequency of deliveries.

Selling, general and administrative expenses increased 23% to $167.4 million for the quarter from $136.6 million for the 13 weeks ended October 29, 2005. The 19 basis point increase was primarily a result of 87 basis points of stock option and ESPP expense as the Company adopted SFAS 123R using the modified prospective transition method beginning January 29, 2006. The prior year quarter did not include stock-based compensation expense. Store payroll and related fringes decreased 66 basis points and net advertising expense decreased 45 basis points primarily due to the increase in sales. Corporate administrative expense increased 47 basis points due primarily to an increase in bonus expense as timing of the recognition of bonus expense can vary throughout the year and more expense was recognized in the 13 weeks ended October 28, 2006 as compared to the 13 weeks ended October 28, 2005.
Pre-opening expenses increased to $8.3 million for the quarter from $6.0 million for the 13 weeks ended October 29, 2005. Pre-opening expenses increased primarily due to the opening of 26 new stores during the quarter as compared to the opening of 16 new stores and relocation of three stores during the 13 weeks ended October 29, 2005. Pre-opening expense is also impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, was $2.6 million for the quarter as compared to $3.9 million for the 13 weeks ended October 29, 2005. The Company’s average borrowings outstanding on our Credit Agreement decreased to $56.2 million for the quarter from $148.1 million for the 13 weeks ended October 29, 2005, partially offset by a 171 basis point increase in the average interest rate on the revolving line of credit.
39 Weeks Ended October 28, 2006 Compared to the 39 Weeks Ended October 29, 2005
Net Income
Net income increased to $44.9 million and earnings per diluted share increased to $0.82, as compared to $19.0 million, or $0.35 per diluted share for the 39 weeks ended October 29, 2005. The increase was primarily due to an increase in net sales, gross profit and a $22.7 million after tax decrease in merger integration and store closing costs, partially offset by an increase in selling, general and administrative expenses and a $1.1 million after tax gain on sale of investment recognized in the prior year period.
Net Sales
Net sales increased 18% to $2,088 million from $1,776 million for the 39 weeks ended October 29, 2005. This increase resulted primarily from a comparable store sales increase of 7.7%, or $93.8 million and $218.2 million from the net addition of new stores in the last five quarters which are not included in the comparable store base and the former Galyan’s stores. The former Galyan’s stores are not included in the year-to-date comparable store sales calculation as they were not in the comparable store base at the beginning of 2006.
The increase in comparable store sales is attributable to favorable results across most of our businesses, including cleats, baseball, casual footwear, outdoor categories, kid’s athletic footwear, men’s and women’s athletic apparel and golf apparel partially offset by decreases in inline skates and golf equipment. The sale of championship license merchandise in the first quarter of 2006 due to the Pittsburgh Steelers Super Bowl win accounted for 1% of the comparable store sales increase.
For the 39 weeks ended October 28, 2006, private label product sales represented 14.6% of net sales, an increase from last year’s 11.9% of net sales.
Income from Operations
Income from operations increased to $82.6 million from $39.5 million for the 39 weeks ended October 29, 2005. The increase was primarily due to a $96.6 million increase in gross profit and a $37.8 million decrease in merger integration and store closing costs, partially offset by an $86.6 million increase in selling, general and administrative expenses and a $4.7 million increase in preopening expenses.
Gross profit increased 20% to $576.4 million from $479.8 million for the 39 weeks ended October 29, 2005. The 58 basis point increase was due primarily to margin improvement resulting from better purchasing and the impact of more private label sales and leverage on occupancy related costs along with a decrease in transportation and distribution costs which have been managed through improved operational efficiencies such as better cubing of loads and managing frequency of deliveries.

Selling, general and administrative expenses increased 22% to $478.9 million from $392.3 million for the 39 weeks ended October 29, 2005. The 85 basis point increase was primarily a result of 90 basis points of stock option and ESPP expense as the Company adopted SFAS 123R using the modified prospective transition method beginning January 29, 2006. The prior year period did not include stock-based compensation expense. Store payroll and related fringes decreased 48 basis points primarily due to the increase in sales. Corporate administrative expense and other store expense increased 25 basis points due primarily to an increase in bonus expense.
Merger integration and store closing costs associated with the purchase of Galyan’s was $37.8 million for the 39 weeks ended October 29, 2005. These costs consisted primarily of $23.0 million of store closing costs associated with the closed Dick’s stores, $12.2 million of advertising expense related to the conversion of Galyan’s stores to Dick’s stores, and $2.6 million of other costs.
Pre-opening expenses increased to $14.9 million from $10.3 million for the 39 weeks ended October 29, 2005. Pre-opening expenses increased primarily due to the opening of 39 new stores and relocation of two stores as compared to the opening of 26 new stores and relocation of four stores during the 39 weeks ended October 29, 2005. Pre-opening expense is also impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, decreased to $7.8 million from $9.8 million for the 39 weeks ended October 29, 2005 primarily due to a decrease in our average borrowings outstanding on our Credit Agreement to $55.6 million from $141.3 million for the 39 weeks ended October 29, 2005, partially offset by a 195 basis point increase in the average interest rate on the revolving line of credit.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
Net cash provided by (used in) operating activities	$5,949	$(72,384)
Net cash used in investing activities	(136,992)	(74,386)
Net cash provided by financing activities	129,616	159,893

Net (decrease) increase in cash and cash equivalents	$(1,427)	$13,123

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
Cash provided by operating activities for the 39 weeks ended October 28, 2006 totaled $5.9 million. The increase in inventory during the period used $251.4 million and was partially offset by the seasonal increase in accounts payable which provided $128.3 million. The increase in the cash provided by deferred construction allowances was due to an increase in the number of stores with landlord allowances and the timing of the receipt of the allowances as compared to the prior year. Net income for the 39 weeks ended October 28, 2006 provided $44.9 million, and the non-cash charge for depreciation and amortization totaled $39.4 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2006 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation” on the consolidated statements of cash flows and was $11.8 million. The prior year tax benefit from exercise of stock options classified as an operating cash inflow was $14.2 million.
Investing Activities
Cash used in investing activities for the 39 weeks ended October 28, 2006 totaled $137.0 million. Gross capital expenditures used $136.2 million and fixture sale-leaseback transactions generated proceeds of $14.1 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities (in thousands):

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
New, relocated and remodeled stores	$74,593	$48,111
Future stores	16,861	2,308
Existing stores	14,824	19,355
Information systems	8,012	14,698
Administration and distribution	21,885	9,244

	$136,175	$93,716

We opened 39 stores and relocated two stores during the 39 weeks ended October 28, 2006 as compared to opening 26 stores and relocating four stores during the 39 weeks ended October 29, 2005. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. The increase in new, relocated and remodeled stores and future stores is due in part to an increase in deferred construction allowances and the timing of store openings. The increase in administration and distribution is due in part to the expansion of the Plainfield distribution center.
Cash requirements in 2006, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company does not plan on opening or relocating any more stores during 2006. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $100 million in 2006.
Financing Activities
Cash provided by financing activities for the 39 weeks ended October 28, 2006 totaled $129.6 million primarily reflecting borrowings under the Credit Agreement of $101.8 million. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock options granted are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $101.8 million as of October 28, 2006. There were no outstanding borrowings under the Credit Agreement as of January 28, 2006. Total remaining borrowing capacity, after subtracting letters of credit as of October 28, 2006 and January 28, 2006 was $233 million and $276 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of October 28, 2006, the Company was in compliance with the terms of the Credit Agreement.
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2006. The Golf Galaxy acquisition, which is expected to be completed not before February 6, 2007, will be funded with the existing line of credit. The Company does not believe that the acquisition will impair the ability to be in compliance with the covenants of the Credit Agreement. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
Off-Balance Sheet Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of October 28, 2006 primarily relate to operating lease obligations and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles.
OUTLOOK
Fiscal 2006 Comparisons to Fiscal 2005
•	We are increasing earnings guidance for the full year as a result of our third quarter performance. Based on an estimated 55 million shares outstanding, the Company is increasing earnings guidance from approximately $1.84 — 1.88 per share to the new guidance of approximately $1.95 — 1.98 per share (which includes $0.26 of stock option expense per share).

•	Comparable store sales are expected to increase approximately 6% on a 52-week to 52-week comparative basis.
Fourth Quarter 2006
•	Based on an estimated 56 million shares outstanding, the Company anticipates earnings per share of approximately $1.13 — 1.16 (which includes $0.06 of stock option expense per share).

•	Comparable store sales are expected to increase approximately 2 — 3%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2006.
ITEM 4. CONTROLS AND PROCEDURES
During the third quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (October 28, 2006).

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in three cases which make claims concerning alleged failures to pay overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005, and April of 2006, and are currently pending in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)) and the U.S. District Court for the Western District of Pennsylvania (James Premick v. Dick’s Sporting Goods, Inc. (“Premick”)). Because until September 2006 none of these cases were certified as class actions, we deemed them to be claims that were incidental to our business. In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases. We have appealed these conditional certifications by the magistrate judge in the Barrus and Parks cases to the U.S. District Court in the Western District of New York. The U.S. District Court has denied our appeal as to conditional class certification in the Barrus case and has set a hearing to determine the schedule and scope of discovery in that case for the end of November 2006.
We currently believe that none of these cases properly represent class actions, and we plan to vigorously defend these cases. Our management believes that the final resolution of these matters would not have a material effect on our consolidated financial position or liquidity.
In addition to the above matters, various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial disputes and employment issues not relating to the FLSA. The results of those other proceedings are not expected to have a material adverse effect on our consolidated financial position, liquidity or results of operations.
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
Due to the legal proceedings noted above in Part II, Item 1, the Company has added the following as a risk factor.
The Company may be subject to periodic litigation, including Fair Labor Standards Act and state wage and hour lawsuits that may adversely affect the Company’s business and financial performance.
From time to time the Company may be involved in lawsuits, including class action lawsuits brought against the Company for alleged violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We may incur losses relating to these claims. In addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims. For a description of current legal proceedings, see Part II, Item 1, Legal Prodeedings.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 25 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 15, 2006 on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ MICHAEL F. HINES
Michael F. Hines
EVP - Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger dated as of November 13, 2006, among Dick’s Sporting Goods, Inc., Yankees Acquisition Corp., and Golf Galaxy, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 13, 2006

10.1	Voting Agreement dated as of November 13, 2006 among Dick’s Sporting Goods, Inc., and Golf Galaxy, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 13, 2006

10.2	First Amendment to the Second Amended and Restated Credit Agreement dated as of November 9, 2006, among Dick’s Sporting Goods, Inc., certain lenders and General Electric Capital Corporation as agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 13, 2006

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 15, 2006 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 15, 2006 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 15, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of November 15, 2006 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith