Form 10-K
period 2007-02-03
DICKS SPORTING GOODS INC
filed 2007-03-23
CIK 1089063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,313,735,042 as of July 29, 2006 based upon the closing price of the registrant’s common stock on the New York Stock Exchange reported for July 28, 2006.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 20, 2007 was 39,952,119 and 13,383,840, respectively.
Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 6, 2007 (the “2007 Proxy Statement”).

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
          The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to the operation and implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions (including our merger with Golf Galaxy); risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; regional risks because our stores are generally concentrated in the eastern half of the United States; our ability to repay or make the cash payments under our senior convertible notes; the outcome of litigation or legal actions against us; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
          On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, Inc. (“Golf Galaxy”) which became a wholly owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. Due to this acquisition, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk associated with combining businesses and/or with assimilating Golf Galaxy.

PART I
ITEM 1. BUSINESS
Acquisition of Golf Galaxy
          On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly owned subsidiary with and into Golf Galaxy, with each Golf Galaxy shareholder receiving $18.82 per share in cash, without interest and Golf Galaxy became a wholly owned subsidiary of the Company. The Company paid approximately $226.0 million which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our revolving line of credit. At closing, Golf Galaxy operated 65 stores in 24 states, ecommerce websites and catalog operations. Golf Galaxy had net sales totaling $274.7 million for the 12 month period ending February 3, 2007. Golf Galaxy’s results of operations will be included in the Company’s consolidated statements of income beginning February 13, 2007.
          Unless otherwise noted, none of the discussion contained within this Annual Report on Form 10-K includes the impact of this acquisition.
General
          Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s. The Consolidated Statements of Income include the operation of Galyan’s from the date of acquisition forward for the year ended January 29, 2005 and thereafter. Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities.
          As of February 3, 2007 we operated 294 stores, with approximately 16.7 million square feet, in 34 states, the majority of which are located primarily throughout the eastern half of the United States. Dick’s was founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and, upon his father’s retirement in 1984, became President and Chief Executive Officer of the then two-store chain.
          We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive office is located at 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275 and our phone number is (724) 273-3400. Our website is located at www.dickssportinggoods.com. The information on our website does not constitute a part of this annual report. We include on our website, free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.
          Dick’s, Dick’s Sporting Goods, DicksSportingGoods.com, Galyan’s Trading Company, Inc., Northeast Outfitters, PowerBolt, Fitness Gear, Ativa, Walter Hagen, DBX, Highland Games, Acuity, Field & Stream (footwear only) and Quest are our primary trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder.
Acquisition of Galyan’s
          On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. The Company recorded $156.6 million of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company obtained approximately $193 million of these funds from cash, cash equivalents and investments and the balance from borrowings under our revolving line of credit.

Business Strategy
          The key elements of our business strategy are:
          Authentic Sporting Goods Retailer. Our history and core foundation is as a retailer of high quality authentic athletic equipment, apparel and footwear, intended to enhance our customers’ performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. We believe our customers seek genuine, deep product offerings, and ultimately this merchandising approach positions us with advantages in the market, which we believe will continue to benefit from new product offerings with enhanced technological features.
          Competitive Pricing. We position ourselves to be competitive in price, but we do not attempt to be a price leader. We maintain a policy of matching our competitors’ advertised prices. If a customer finds a competitor with a lower price on an item, we will match the lower price. Additionally, under our “Right Price Promise,” if within 30 days of purchasing an item from us, a customer finds a lower advertised price by us or a competitor, we will refund the difference. We seek to offer value to our customers and develop and maintain a reputation as a provider of value at each price point.
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
          Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) working in our stores, and as of February 3, 2007 employed 279 PGA professionals in our golf departments. We also had 325 bike mechanics to sell and service bicycles and 243 certified fitness trainers who provide advice on the best fitness equipment for our customers. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.
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
          Exclusive Brand Offerings. We offer our customers high-quality products at competitive prices marketed under exclusive brands. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast for sale under brands such as Ativa, Acuity, Walter Hagen, Northeast Outfitters, PowerBolt, Fitness Gear, Highland Games, DBX, Field & Stream and Quest. Many of our products incorporate technical features such as GORE-TEX, a waterproof breathable fabric, and CoolMax, a fabric that wicks moisture away from the skin to the fabric where the moisture evaporates faster, that are typically available only through well-known brand names. Our private label products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell. Private label products have grown to 14.1% in fiscal 2006 from 11.9% in fiscal 2005 of net sales on a combined company basis. We expect to continue to grow our exclusive private label offerings.
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
          The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

	Fiscal Year
Merchandise Category	2006	2005	2004
Apparel	26%	26%	25%
Footwear	17%	17%	17%
Hardlines (1)	57%	57%	58%

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.
          Apparel: This category consists of athletic apparel, outerwear and sportswear designed for a broad range of activities and performance levels as well as apparel designed and fabricated for specific sports, in men’s, women’s and children’s assortments. Technical and performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, swimming, cycling and licensed products. Basic sportswear includes T-shirts, shorts, sweats and warm-ups.
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
          Golf. The Pro Shop, a golf shop with a putting green and indoor driving range, includes a complete assortment of golf clubs and club sets, bags, balls, shoes, teaching aids and accessories. We carry a full range of products featuring major golf suppliers such as TaylorMade, Callaway, Titleist, Cleveland and Nike Golf as well as our exclusive brands, Walter Hagen, Slazenger and Acuity.
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
          Store Design. We design our stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. We also have another prototype two-level store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it. The following table summarizes store openings and closings for 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Beginning stores	255	234
New:
50,000 square foot prototype	37	20
Two-level stores	2	6

Total new stores	39	26
Closed	—	(5)

Ending stores	294	255

Relocated stores	2	4

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
          New Store Openings. Future openings will depend upon several factors, including but not limited to general economic conditions, consumer confidence in the economy, unemployment trends, interest rates and inflation, the availability of retail store sites, real estate prices and the availability of adequate capital. Because our new store openings rely on many factors, they are subject to risks and uncertainties described below under Part I, Item 1A, “Risks and Uncertainties”.
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
          We typically staff our stores with a store manager, two sales managers, a sales support manager, six sales leaders, and approximately 50 full-time and part-time sales associates for a single-level store and proportionately more supervisory roles and associates for a two-level store, depending on store volume and time of year. The operations of each store are supervised by one of 37 district managers, each of whom reports to one of five regional vice-presidents of store operations who are located in the field. The vice president of field operations reports directly to the senior vice president of operations.
          Support Services. We believe that we further differentiate our stores from other large-format sporting goods stores by offering support services for the products we sell. We offer a complete range of expert golf services, from club repair, to re-gripping, to private lessons with our PGA professionals. Although we do not receive a share of income from these lessons, allowing our PGA professionals to offer lessons not only helps us in recruiting them to work for us but also provides a benefit to our customers.
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
Marketing and Advertising
          Our marketing program is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. The advertising strategy is focused on national television and other national media campaigns, weekly newspaper advertising utilizing multi-page, color inserts and standard run of press advertising, with emphasis on key shopping periods, such as the Christmas season, Father’s Day, and back-to-school, and on specific sales and promotional events, including our annual Golf-a-thon sale.
          We cluster stores in major markets to enable us to employ our advertising strategy on a cost-effective basis through the use of newspaper and local and national television and radio advertising. We advertise in major metropolitan newspapers as well as in regional newspapers circulated in areas surrounding our store locations. Our newspaper advertising typically consists of weekly promotional advertisements with full-color inserts. Our television advertising is generally concentrated during a promotional event or key shopping period. At other times, we advertise on television and radio nationally to highlight seasonal sports initiatives. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Vendor payments under cooperative advertising arrangements with us, as well as vendor participation in sponsoring sporting events and programs, have contributed to our advertising leverage.
          Our advertising is designed to create an “event” in the stores and to drive customer traffic with advertisements promoting a wide variety of merchandise values appropriate for the current holiday or event.
          We also sponsor professional sports teams, tournaments and amateur competitive events in an effort to align ourselves with both the serious sports enthusiast and the community in general.
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
Information Systems
          We use the JDA Merchandising System and a new data warehouse that interfaces with all Merchandising Systems. We also use the E-3 Replenishment and Arthur Allocation retail software systems. These systems operate on a combination of IBM iSeries and Unix computers. We utilize Fujitsu, NCR, IBM, HP and Dell point-of-sale hardware that incorporates scanning and price look-up features that are supported by the RSA point-of-sale software. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We believe that these systems enable us to increase margins by reducing inventory investment, strengthening in-stock positions, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise.
          We have a merchandise planning and allocation system that optimizes the distribution of most products to the stores through a combination of historical sales data and forecasted data at an individual store and item level. We believe this minimizes markdowns taken on merchandise and improves sales on these products. Our distribution centers utilize a suite of products from Manhattan Associates which are fully integrated with our JDA systems. Our store operations personnel in every location have online access to product signage, advertising information and e-mail through our wide area network. PeopleSoft Software is used for Payroll, Human Resource Management and Financial Systems.
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
          We purchase merchandise from nearly 1,200 vendors, and we have no long-term purchase commitments. During fiscal 2006, Nike, our largest vendor, represented approximately 12% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2006 merchandise purchases. We do not have long-term contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.
          We operate a 601,000 square foot distribution center in Smithton, Pennsylvania and we expanded our distribution center in Plainfield, Indiana from 364,000 to 725,000 square feet. The expansion in Plainfield was completed in January 2007. Vendors directly ship merchandise, including price tickets, to these distribution centers, where it is processed as necessary, before being shipped to the stores. We believe that our distribution system has the following advantages as compared to a direct delivery or drop shipping system utilized by some other retailers: reduced individual store inventory investment, more timely replenishment of store inventory needs, better use of store floor space, reduced transportation costs and easier vendor returns.
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
Competition
          The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories of retailers:
•	Sporting goods stores (large format stores);

•	Traditional sporting goods retailers;

•	Specialty retailers;

•	Mass merchants; and

•	Catalog and Internet retailers.
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
     Mass Merchants. These stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, freestanding sites or regional malls. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. We believe that this limited selection, particularly with well-known brand names, combined with the reduced service levels typical of a mass merchandiser, limit their ability to meet the needs of sporting goods customers. However, Wal-Mart is by far the largest retailer of sporting goods as measured by sales.
     Catalog and Internet-Based Retailers. We believe that the relationships that we have developed with our suppliers and customers through our retail stores provide us with a significant advantage over catalog-based and Internet-only retailers. These retailers sell a full line of sporting goods through the use of catalogs and/or the Internet.
Employees
          As of February 3, 2007, we had a total of approximately 8,359 full-time and approximately 11,561 part-time associates (less than 30 hours per week). Due to the seasonal nature of our business, total employment will fluctuate during the year, which typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights
          Each of “Dick’s,” “Dick’s Sporting Goods,” “DicksSportingGoods.com,” “Walter Hagen,” “Northeast Outfitters,” “PowerBolt,” “Fitness Gear,” “Ativa,” “Acuity,” “Highland Games,” “DBX,” “Field & Stream” (footwear only) and “Quest” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “Slazenger” and “Umbro” for specified product categories. The earliest that any of our licenses for these private label products expires, including extensions, is 2016. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of private label products covered by the license. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”
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
Executive Officers of the Company
          The executive officers of the Company, and their prior business experience, are as follows:
          Edward W. Stack, 52, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Stack has served us full time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
          William J. Colombo, 51, became our President and a board member in 2002 in addition to being Chief Operating Officer. From late in 1998 to 2000, Mr. Colombo served as President of dsports.com LLC, our Internet commerce subsidiary. Mr. Colombo served as Chief Operating Officer and an Executive Vice President from 1995 to 1998. Mr. Colombo joined us in 1988. From 1977 to 1988, he held various field and district positions with J.C. Penney Company, Inc. (a retailing company listed on the NYSE). He is also on the board of directors of Gibraltar Industries (a leading processor, manufacturer and provider of high value-added, high margin steel products and services listed on NASDAQ).
          William R. Newlin, 66, joined us in October 2003 as our Executive Vice President and Chief Administrative Officer. Prior to that, he served as Chairman and CEO of Buchanan Ingersoll PC (law firm) for more than five years. Mr. Newlin is also a director (formerly the Chairman) of Kennametal Inc. (global manufacturer of cutting tools and systems listed on the NYSE). He also is on the board of directors of Arvin Meritor, Inc. (vehicle modules and components listed on the NYSE) and Calgon Carbon Corporation (solutions for making air and water safer listed on the NYSE). Mr. Newlin announced that he will retire in March 2007.
          Michael F. Hines, 50, has been our Executive Vice President and Chief Financial Officer since 2001 and joined us in 1995 as the Chief Financial Officer. From 1990 to 1995, Mr. Hines was employed by Staples, Inc. (an office supply retailer listed on the NYSE), most recently as Vice President of Finance. Prior to that, Mr. Hines spent 12 years in public accounting, the last eight years with Deloitte & Touche LLP. Mr. Hines announced that he will retire during March 2007.
          Gwendolyn K. Manto, 52, joined us in January 2006 as our Executive Vice President and Chief Merchandising Officer. Ms. Manto was employed by Sears Holding Co. (broadline retailer listed on the NYSE), as Executive Vice President and General Merchandise Manager, Apparel since February 2004. Prior to joining Sears, she was Vice Chairman/Chief Merchandising Officer of Stein Mart (an off-price specialty retailer listed on NASDAQ).

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
We may be subject to claims and our insurance may not be sufficient to cover damages related to those claims.
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
          We purchase merchandise from nearly 1,200 vendors. In fiscal 2006, purchases from Nike represented approximately 12% of our merchandise purchases. Although in fiscal 2006, purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.
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
          Countries from which our vendors obtain these new products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. The United States Congress periodically considers other restrictions on the importation of products obtained by our vendors and us. The cost of such products may increase for us if applicable duties are raised, or if import quotas with respect to such products are imposed or made more restrictive, we may not be able to obtain certain goods.
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
          We operate a 601,000 square foot distribution center in Smithton, Pennsylvania and we expanded our distribution center in Plainfield, Indiana from 364,000 to 725,000 square feet. The expansion in Plainfield was completed in January 2007. We also operate a 75,000 square foot return center in Conklin, New York. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. Our growth could cause us to seek alternative facilities. Such expansion of the current facility or alternatives could affect us in ways we cannot predict.
Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.
          Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 33% of our net sales and approximately 60% of our net income for fiscal 2006. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
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
Because our stores are generally concentrated in the eastern half of the United States, we are subject to regional risks.
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
          From time to time the Company or its subsidiaries may be involved in lawsuits, including class action lawsuits brought against the Company or its subsidiaries for alleged violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We may incur losses relating to these claims. In addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims. For a description of current legal proceedings, see Part II, Item 3, Legal Proceedings.
The terms of our senior secured revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.
          Our current senior secured revolving credit facility contains provisions which restrict our ability to, among other things, incur additional indebtedness, issue additional shares of capital stock in certain circumstances, make particular types of investments, incur certain types of liens, pay dividends, redeem capital stock, consummate mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. In addition, our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
          If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance all or a portion of our debt and/or obtain additional financing. We cannot assure you that refinancing or additional financing on favorable terms could be obtained or that we would be able to operate at a profit.
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
          Among the chief uncertainties facing our nation and world and, as a result, our business is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of this. Clearly, events or series of events in the Middle East or elsewhere could have a very serious adverse impact on our business.
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
          We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of February 3, 2007, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled approximately 77% of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Mr. Stack may also acquire additional shares of common stock upon the exercise of stock options. They will also have the power to prevent or cause a change in control. The interests of Mr. Stack and his relatives may differ from the interests of the other stockholders and they may take actions with which you disagree.
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
          We currently lease a 601,000 square foot distribution center in Smithton, Pennsylvania and a 725,000 square foot distribution center in Plainfield, Indiana. The term of these leases expire in 2019 and 2020, respectively. We also lease a 75,000 square foot return center in Conklin, New York, which is utilized for freight consolidation and the handling of damaged and defective merchandise. The term of this lease expires in 2009.
          We lease all of our stores. Initial lease terms are generally for 10 to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls. We currently have substantially all of our leases signed for the stores planned to open in fiscal 2007, and five signed leases for the stores planned to open in fiscal 2008.
          As of February 3, 2007 we operated 294 stores in 34 states. The following table sets forth the number of stores by state:

State
Alabama	4
Colorado	7
Connecticut	8
Delaware	2
Florida	2
Georgia	8
Illinois	16
Indiana	15
Iowa	2
Kansas	6
Kentucky	6
Maine	4
Maryland	9
Massachusetts	14
Michigan	14
Minnesota	5
Missouri	5
Nebraska	2
Nevada	1
New Hampshire	3
New Jersey	11
New York	26
North Carolina	20
Ohio	33
Pennsylvania	30
Rhode Island	2
South Carolina	5
Tennessee	5
Texas	2
Utah	1
Vermont	2
Virginia	15
West Virginia	4
Wisconsin	5

Total	294

ITEM 3. LEGAL PROCEEDINGS
          The Company is a defendant in three cases which make claims concerning alleged failures to pay overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005, and April of 2006, and are currently pending in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)) and the U.S. Third Circuit Court of Appeals (James Premick v. Dick’s Sporting Goods, Inc. (“Premick”)). Because until September 2006 none of these cases were certified as class actions, we deemed them to be claims that were incidental to our business. In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases. We have appealed these conditional certifications by the magistrate judge in the Barrus and Parks cases to the U.S. District Court in the Western District of New York. The U.S. District Court has denied our appeal as to conditional class certification in the Barrus case. The parties and the Court agreed to stop the actions pending an attempt to resolve all claims through mediation. Mediation is scheduled for April 2007. The Premick case is on appeal following a favorable dismissal of all claims against the Company in the trial court.
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
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006 through the solicitation of proxies or otherwise.
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

Fiscal Quarter Ended	High	Low
April 29, 2006	$42.25	$35.66
July 29, 2006	$44.03	$35.24
October 28, 2006	$49.50	$36.26
February 3, 2007	$55.79	$48.23

Fiscal Quarter Ended	High	Low
April 30, 2005	$36.73	$30.66
July 30, 2005	$40.13	$30.56
October 29, 2005	$40.08	$27.00
January 28, 2006	$37.36	$29.93

          The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 21, 2007 was 179 and 9, respectively.
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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
          The following selected consolidated financial data for fiscal years 2006, 2005, 2004, 2003 and 2002 presented below under the captions “Statement of Income Data”, “Other Data” and “Balance Sheet Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2006, 2005, 2004, 2003 and 2002 presented below under the caption “Store Data” have been derived from internal records of our operations.
          Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2006, which includes 53 weeks. You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Fiscal Year
2006	2005	2004	2003	2002
(Dollars in thousands, except per share and sales per square foot data)
Statement of Income Data:
Net sales	$3,114,162	$2,624,987	$2,109,399	$1,470,845	$1,272,584
Cost of goods sold (1)	2,217,463	1,887,347	1,522,873	1,062,820	934,956

Gross profit	896,699	737,640	586,526	408,025	337,628
Selling, general and administrative expenses	682,625	556,320	443,776	314,885	262,755
Merger integration and store closing costs	—	37,790	20,336	—	—
Pre-opening expenses	16,364	10,781	11,545	7,499	6,000

Income from operations	197,710	132,749	110,869	85,641	68,873
(Gain) on sale / loss on write-down of non-cash investment (2) (3)	—	(1,844)	(10,981)	(3,536)	2,447
Interest expense, net	10,025	12,959	8,009	1,831	2,864
Other income	—	—	(1,000)	—	—

Income before income taxes	187,685	121,634	114,841	87,346	63,562
Provision for income taxes	75,074	48,654	45,936	34,938	25,425

Net income	$112,611	$72,980	$68,905	$52,408	$38,137

Earnings per Common Share (4):
Net income per common share — Basic	$2.20	$1.47	$1.44	$1.17	$1.08
Net income per common share — Diluted	$2.03	$1.35	$1.30	$1.04	$0.93
Weighted average number of common shares outstanding (in thousands):
Basic	51,256	49,792	47,978	44,774	35,458
Diluted	55,395	53,979	52,921	50,280	40,958

Store Data:
Comparable store net sales increase (5)	6.0%	2.6%	2.6%	2.1%	5.1%
Number of stores at end of period	294	255	234	163	141
Total square feet at end of period	16,724,171	14,650,459	13,514,869	7,919,138	6,807,021
Net sales per square foot (6)	$197	$188	$195	$193	$192

Other Data:
Gross profit margin	28.8%	28.1%	27.8%	27.7%	26.5%
Selling, general and administrative percentage of net sales	21.9%	21.2%	21.0%	21.4%	20.7%
Operating margin	6.3%	5.1%	5.3%	5.8%	5.4%
Inventory turnover (7)	3.34	x	3.42	x	3.56	x	3.69	x	3.83	x
Depreciation and amortization	$54,929	$49,861	$37,621	$17,554	$14,420

Balance Sheet Data:
Inventories	$641,464	$535,698	$457,618	$254,360	$233,497
Working capital (8)	$304,796	$142,748	$128,388	$136,679	$55,102
Total assets	$1,524,265	$1,187,789	$1,085,048	$543,360	$413,529
Total debt including capital lease obligations	$181,017	$181,201	$258,004	$3,916	$3,577
Retained earnings	$315,453	$202,842	$129,862	$60,957	$8,549
Total stockholders’ equity	$620,550	$414,793	$313,667	$240,894	$138,823

(1)	Cost of goods sold includes the cost of merchandise, occupancy, freight and distribution costs, and shrink expense.

(2)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. We converted to an equity ownership in that provider in lieu of royalties until Internet sales reached a predefined amount that resulted in this non-cash investment.

(3)	The loss on write-down of non-cash investment resulted from a write-down of the investment in our third-party Internet commerce service provider due to a decline in the value of that company’s publicly traded stock.

(4)	Earnings per share data gives effect to the two-for-one stock split, in the form of a stock dividend, which became effective on April 5, 2004.

(5)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were closed or relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. The former Galyan’s stores will be included in the full year comparable store base beginning in 2007.

(6)	Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 18% of total store space.

(7)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(8)	Defined as current assets less current liabilities.
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
          As of February 3, 2007 we operated 294 stores, with approximately 16.7 million square feet, in 34 states, the majority of which are located primarily throughout the eastern half of the United States.
Executive Summary
          The Company reported net income for the year ended February 3, 2007 of $112.6 million or $2.03 per diluted share as compared to net income of $73.0 million and earnings per diluted share of $1.35 in 2005. The increase in earnings was attributable to an increase in sales as a result of a 6.0% increase in comparable store sales, new store sales and an increase in gross profit margins partially offset by an increase in selling, general and administrative expenses as a percentage of sales.
          Net sales increased 19% to $3,114 million in 2006 from $2,625 million in 2005. This increase resulted primarily from a comparable store sales increase of 6.0%, or $105.9 million on a 52 week to 52 week basis, and $383.1 million from the net addition of new stores in the last five quarters which are not included in the comparable store base and the inclusion of a 53rd week of sales.
          Income from operations increased 49% to $197.7 million in 2006 from $132.7 million in 2005 due primarily to the increase in gross profit, and the inclusion of merger integration and store closing costs in 2005 partially offset by an increase in selling, general and administrative costs.
          As a percentage of net sales, gross profit increased to 28.79% in 2006 from 28.10% in 2005. The gross profit percentage increased primarily due to an increase in the merchandise margin percentage, lower freight and distribution costs as a percentage of sales and lower occupancy costs as a percentage of sales.
          Selling, general and administrative expenses increased by 73 basis points. The increase as a percentage of sales was due primarily to recording stock compensation expense in fiscal 2006 upon the Company’s adoption of SFAS 123R on January 29, 2006, an increase in net advertising expense and higher bonus expense this year.

          We ended the year with no borrowings on our line of credit and excess borrowing availability totaled $333.5 million as of February 3, 2007.
Results of Operations
          The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in percentage of net sales from the prior year’s period:

				Percentage of	Percentage of
				Net Sales	Net Sales
	Fiscal Year			from Prior Year	from Prior Year
	2006 A	2005 A	2004 A	2005-2006 A	2004-2005 A
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	71.21	71.90	72.19	(69)	(29)

Gross profit	28.79	28.10	27.81	69	29
Selling, general and administrative expenses (3)	21.92	21.19	21.04	73	15
Merger integration and store closing costs (4)	—	1.44	0.96	(144)	48
Pre-opening expenses (5)	0.53	0.41	0.55	12	(14)

Income from operations	6.35	5.06	5.26	129	(20)
Gain on sale of investment (6)	—	(0.07)	(0.52)	(7)	(45)
Interest expense, net (7)	0.32	0.49	0.38	(17)	11
Other income	—	—	(0.05)	—	(5)

Income before income taxes	6.03	4.63	5.44	140	(81)
Provision for income taxes	2.41	1.85	2.18	56	(33)

Net income	3.62%	2.78%	3.27%	84	(49)

A: Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(4)	Merger integration and store closing costs all pertain to the Galyan’s acquisition and include the expense of closing Dick’s stores in overlapping markets, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. Beginning in the third quarter of 2005, the balance of the merger integration and store closing costs, which relate primarily to accretion of discounted cash flows on future lease payments on closed stores, was included in rent expense.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(6)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce provider.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement borrowings partially offset by interest income.
Fiscal 2006 (53 weeks) Compared to Fiscal 2005 (52 weeks)
Net Income
          Net income increased to $112.6 million in 2006 from $73.0 million in 2005. This represented an increase in diluted earnings per share of $0.68, or 50% to $2.03 from $1.35. The increase in earnings was attributable to an increase in net sales and gross profit margin percentage, partially offset by an increase in selling, general and administrative expenses as a percentage of sales.
Net Sales
          Net sales increased 19% to $3,114 million in 2006 from $2,625 million in 2005. This increase resulted primarily from a comparable store sales increase of 6.0%, or $105.9 million on a 52 week to 52 week basis, and $383.1 million from the net addition of new stores in the last five quarters which are not included in the comparable store base and the inclusion of a 53rd week of sales.
          The increase in comparable store sales is mostly attributable to sales increases in men’s and women’s apparel, kids, athletic and casual footwear, licensed merchandise, baseball, hunting, camping and guns, partially offset by lower sales of bikes, boots, snow sports and outerwear accessories.
          Private Label Sales
          For the year ended February 3, 2007, private label product sales in total for all stores represented 14.1% of sales, an increase from last year’s 11.9% of sales. These private label sales are for the merchandise developed by Dick’s.
          Store Count
          During 2006, we opened 39 stores and relocated two stores. As of February 3, 2007 we operated 294 stores, with approximately 16.7 million square feet, in 34 states.
Income from Operations
          Income from operations increased 49% to $197.7 million in 2006 from $132.7 million in 2005 due primarily to the increase in gross profit, partially offset by an increase in selling, general and administrative costs.
          Gross profit increased 22% to $896.7 million in 2006 from $737.6 million in 2005. As a percentage of net sales, gross profit increased to 28.79% in 2006 from 28.10% in 2005. The gross profit percentage increased primarily due to improved merchandise margins in the majority of the Company’s product categories, lower freight and distributions costs as a percentage of sales (14 basis points) due to cost minimization practices at our distribution centers and lower occupancy costs as a percentage of sales (14 basis points) due to the leverage from higher sales.
          Selling, general and administrative expenses increased to $682.6 million in 2006 from $556.3 million in 2005 due primarily to an increase in store count and continued investment in corporate and store infrastructure.
          The 73 basis point increase over last year was due primarily to an increase in net advertising expense (29 basis points), the recording of stock compensation expense in 2006 due to the Company’s adoption of FAS 123R (78 basis points) and higher bonus expense (19 basis points) partially offset by a decrease in store payroll (40 basis points) due to the leverage from higher sales.
          Merger integration and store closing costs associated with the purchase of Galyan’s of $37.8 million were recognized in 2005. The cost relates primarily to closing Dick’s stores in overlapping markets and advertising the re-branding and re-grand opening of the former Galyan’s stores.
          Pre-opening expenses increased by $5.6 million to $16.4 million in 2006 from $10.8 million in 2005. Pre-opening expenses were for the opening of 39 new stores and relocation of two stores in 2006 compared to the opening of 26 new stores and relocation of four stores in 2005. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations. During 2006, Dick’s recognized rental costs associated with its operating leases that were incurred during the construction period in accordance with FSP 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”
Gain on Sale of Investment
          Gain on sale of investment was $1.8 million in 2005. The gain resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce provider.
Interest Expense, net
          Interest expense, net, decreased by $3.0 million to $10.0 million in 2006 from $13.0 million in 2005 due primarily to lower average borrowings on the Company’s senior secured revolving credit facility.
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
Net Sales
          Net sales increased 24% to $2,625 million in 2005 from $2,109 million in 2004. This increase resulted primarily from a comparable store sales increase of 2.6%, or $36.7 million, and $478.9 million from the net addition of new stores in the last five quarters which are not included in the comparable store base and the former Galyan’s stores which were included in the comparable store base beginning in the second quarter of 2006.
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
Liquidity and Capital Resources
          Our primary capital requirements are for working capital, capital improvements and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main source of liquidity in 2006 and 2005 was our net cash provided by financing activities.
          The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Net cash provided by operating activities	$196,216	$169,530	$107,841
Net cash used in investing activities	(169,191)	(93,718)	(414,772)
Net cash provided (used in) by financing activities	72,353	(58,134)	232,143

Net increase (decrease) in cash and cash equivalents	$99,378	$17,678	$(74,788)

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
          Cash provided by operating activities increased by $26.7 million in 2006 to $196.2 million, which consists primarily of higher net income of $39.6 million and an increase in the change in assets and liabilities of $16.1 million.
          Changes in Assets and Liabilities
          The primary factors contributing to the increase in the change in assets and liabilities were the change in accounts receivable, accrued expenses and deferred construction allowances, partially offset by an increase in the change in inventory and prepaid expenses.
          The increase in the change in accrued expenses was primarily due to higher bonus expense, an increase in advertising accruals and an increase in capital accruals due to higher store count and an increase in the number of new stores planned for 2007 compared to 2006. The increase in deferred construction allowances is primarily related to higher tenant allowances associated with our 2006 stores compared to 2005. Partially offsetting these cash inflows was the increase in inventory, which was primarily due to higher store count and business initiatives that accelerated inventory receipts at the end of 2006 compared to 2005 and the increase in prepaid expenses as a result of the 53rd week, which caused the first week of February 2007 to fall into fiscal January 2006.
          The cash flows from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2007 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
          Cash used in investing activities increased by $75.5 million in 2006 to $169.2 million. Net capital expenditures increased $72.3 million due to an increase in capital expenditures of $78.3 million and partially offset by an increase in sale-leaseback proceeds of $6.0 million.
          Purchases of property and equipment were $190.3 million in fiscal 2006, $112.0 million in fiscal 2005 and $104.9 million in fiscal 2004. Capital expenditures in fiscal 2006 relate primarily to the opening of 39 new stores and the relocation of two stores, information systems and administrative and distribution facilities. The Company generated proceeds from the sale and leaseback of property and equipment, primarily its store fixtures, totaling $24.8 million, $18.8 million and $35.7 million in fiscal 2006, 2005 and 2004, respectively. In addition, the Company recognized landlord reimbursements totaling $55.9 million, $53.1 million and $69.2 million in fiscal 2006, 2005 and 2004, respectively
          During 2006, we opened 39 stores and relocated two stores compared to opening 26 stores and the relocation of four stores during 2005. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. There were no building sale-leasebacks during 2006 or 2005.
          The Company also generated $1.9 million in proceeds from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider during 2005.
Financing Activities
          Cash provided in financing activities increased by $130.5 million to $72.4 million primarily due to a decrease in revolving credit payments of $76.1 million as the Company had no outstanding borrowings at February 3, 2007 or January 28, 2006. In addition, the Company received $23.0 million of proceeds from the exercise of stock options, an increase of $15.6 million in 2006 compared to 2005.
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
          There were no outstanding borrowings under the Credit Agreement as of February 3, 2007 and January 28, 2006. Total remaining borrowing capacity, after subtracting letters of credit as of February 3, 2007 and January 28, 2006 was $333.5 million and $275.6 million, respectively.
          The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company is obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of February 3, 2007, the Company was in compliance with the terms of the Credit Agreement.
          Cash requirements in 2007, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 45 new stores and relocate one store during 2007. The Company also anticipates incurring additional expenditures for Dick’s remodeling or relocating certain existing stores. The Company also plans to open 17 new Golf Galaxy stores during 2007. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $130 million in 2007, including Golf Galaxy capital expenditure requirements.
          The Company believes that cash flows generated from operations and funds available under our credit facility will be sufficient to satisfy our capital requirements through fiscal 2007. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
Off-Balance Sheet Arrangements
          The Company’s off-balance sheet contractual obligations and commercial commitments as of February 3, 2007 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.
Contractual Obligations and Other Commercial Commitments
          The following table summarizes the Company’s material contractual obligations, including both on- and off-balance sheet arrangements in effect at February 3, 2007, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Senior convertible notes (see Note 7)	$255,085	$—	$—	$—	$255,085
Capital lease obligations (see Note 7)	7,809	106	329	454	6,920
Other long-term debt (see Note 7)	708	46	97	105	460
Interest payments	17,194	4,879	5,625	1,452	5,238
Operating lease obligations (see Note 8)	2,819,035	230,830	472,452	463,983	1,651,770
Future minimum guaranteed contractual payments (see Note 15)	31,350	1,000	2,750	3,600	24,000

Total contractual obligations	$3,131,181	$236,861	$481,253	$469,594	$1,943,473

The note references above are to the Notes to Consolidated Financial Statements.
     The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at February 3, 2007:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$2,901	$2,901
Standby letters of credit	13,613	13,613

Total other commercial commitments	$16,514	$16,514

          The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

OUTLOOK
Full Year 2007 – (52-Week Year) Comparisons to Fiscal 2006 – (53-Week Year)
•	Based on an estimated 58 million shares outstanding, the Company anticipates reporting earnings per share of approximately $2.37 — 2.40. This represents an approximate 18% increase over earnings per share for the full year 2006 of $2.03 and includes the expected results of Golf Galaxy.

•	Comparable store sales are expected to increase approximately 2% at Dick’s Sporting Goods stores.

•	The Company expects to open 45 new Dick’s stores, 17 new Golf Galaxy stores and relocate one Dick’s store in 2007.
First Quarter 2007
•	Based on an estimated 57 million shares outstanding, the Company anticipates reporting earnings per share of $0.35 – 0.38 as compared to first quarter 2006 earnings per share of $0.21.

•	Comparable store sales at Dick’s Sporting Goods stores are expected to increase approximately 4-6%, or approximately 3%, adjusting for the shifted retail calendar due to the 53rd week in 2006.

•	The Company expects to open 11 new Dick’s stores and 10 new Golf Galaxy stores in the first quarter.
Newly Issued Accounting Standards
          In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions,” which provides that entities should present such taxes on either a gross or net basis based on their accounting policies. The Company’s accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The implementation of EITF 06-3 in the first quarter of fiscal 2007 will not have a material impact on our financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of fiscal 2007. The Company expects that the financial impact of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.
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
Goodwill, Intangible Assets and Impairment of Long-Lived Assets
          Goodwill and other finite-lived intangible assets are tested for impairment on an annual basis. Our evaluation of goodwill for impairment requires accounting judgments and financial estimates in determining the fair value of the reporting unit. If these judgments or estimates change in the future, we may be required to record impairment charges for these assets.
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
Business Combinations
          Our acquisitions are accounted for under the purchase method of accounting. The assets and liabilities are adjusted to their fair values and the excess of the purchase price over the net assets acquired is recorded as goodwill. The determination of fair value involves the use of an independent appraisal, estimates and assumptions which we believe provided a reasonable basis for determining fair value.
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

Stock-Based Compensation
          The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes option-pricing model which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          The Company’s net exposure to interest rate risk will consist primarily of borrowings under the senior secured revolving credit facility. The Company’s senior secured revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. There were no borrowings outstanding under the senior secured revolving credit facility as of February 3, 2007 and January 28, 2006. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the senior secured revolving credit facility would be approximately $0.3 million based upon fiscal 2006 average borrowings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements required to be filed hereunder are set forth on pages 37 through 60 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (February 3, 2007), in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 3, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dicks Sporting Goods, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 3, 2007 of the Company and our reports dated March 20, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2007

ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this Item other than the following information concerning the Company’s code of ethics is included under Item 1- “Business-Executive Officers of the Company” in this Form 10-K, and is incorporated by reference to the information under the captions “Election of Directors- Directors Standing for Election”, “ Election of Directors – Other Directors Not Standing for Election at this Meeting”, “Election of Directors- What Committees Has the Board Established”, “Election of Directors- How does the Board select nominees for the Board”, “Election of Directors- Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item is incorporated by reference to the information under the captions “Executive Compensation- Compensation Committee Report”, “Executive Compensation- Compensation Discussion and Analysis”, “Summary Compensation Table - 2006”, “Grants of Plan-Based Awards - 2006”, “Understanding our Summary Compensation and Grants of Plan-Based Awards Tables”, “Outstanding Equity Awards At Fiscal Year End - 2006”, “Option Exercises and Stock Vested - 2006”, “Pension Benefits - 2006”, “Nonqualified Deferred Compensation - 2006”, “Potential Payments Upon Termination or Change-in-Control”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2007 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
          Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2007 Proxy Statement. The following table summarizes information, as of February 3, 2007, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,816,414 (2)	$19.76	9,561,313 (2)
Equity compensation plans not approved by security holders	—		—

Total	9,816,414		9,561,313

(1)	Includes the 1992 Stock Option Plan, 2002 Stock Plan and Employee Stock Purchase Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan, no options have been granted that are exerciseable for Class B common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Transactions with Related Persons” and “How does the Board determine which directors are considered independent?” in the Company’s 2007 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2007 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 37 of this Form 10-K.
(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 63 of this
Form 10-K.
(3) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 64 to 67 and is incorporated herein by reference, are filed as part of this Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2007

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Net sales	$3,114,162	$2,624,987	$2,109,399
Cost of goods sold, including occupancy and distribution costs	2,217,463	1,887,347	1,522,873

GROSS PROFIT	896,699	737,640	586,526
Selling, general and administrative expenses	682,625	556,320	443,776
Merger integration and store closing costs	—	37,790	20,336
Pre-opening expenses	16,364	10,781	11,545

INCOME FROM OPERATIONS	197,710	132,749	110,869
Gain on sale of investment	—	(1,844)	(10,981)
Interest expense, net	10,025	12,959	8,009
Other income	—	—	(1,000)

INCOME BEFORE INCOME TAXES	187,685	121,634	114,841
Provision for income taxes	75,074	48,654	45,936

NET INCOME	$112,611	$72,980	$68,905

EARNINGS PER COMMON SHARE:
Basic	$2.20	$1.47	$1.44
Diluted	$2.03	$1.35	$1.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,256	49,792	47,978
Diluted	55,395	53,979	52,921
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	February 3,	January 28,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,942	$36,564
Accounts receivable, net	39,687	29,365
Income tax receivable	15,671	—
Inventories, net	641,464	535,698
Prepaid expenses and other current assets	37,015	11,961
Deferred income taxes	—	429

Total current assets	869,779	614,017

PROPERTY AND EQUIPMENT, NET	433,071	370,277
CONSTRUCTION IN PROGRESS — LEASED FACILITIES	13,087	7,338
GOODWILL	156,628	156,628
OTHER ASSETS:
Deferred income taxes	17,440	8,959
Investments	3,008	3,197
Other	31,252	27,373

Total other assets	51,700	39,529

TOTAL ASSETS	$1,524,265	$1,187,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$286,668	$253,395
Accrued expenses	190,365	136,520
Deferred revenue and other liabilities	87,798	62,792
Income taxes payable	—	18,381
Current portion of other long-term debt and capital leases	152	181

Total current liabilities	564,983	471,269

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	—	—
Other long-term debt and capital leases	8,365	8,520
Non-cash obligations for construction in progress — leased facilities	13,087	7,338
Deferred revenue and other liabilities	144,780	113,369

Total long-term liabilities	338,732	301,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized shares 200,000,000; issued and outstanding shares 39,691,277 and 36,545,332, at February 3, 2007 and January 28, 2006, respectively	397	365
Class B common stock, par value, $.01 per share, authorized shares 40,000,000; issued and outstanding shares 13,393,840 and 13,730,945, at February 3, 2007 and January 28, 2006, respectively	134	137
Additional paid-in capital	302,766	209,526
Retained earnings	315,453	202,842
Accumulated other comprehensive income	1,800	1,923

Total stockholders’ equity	620,550	414,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,265	$1,187,789

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
NET INCOME	$112,611	$72,980	$68,905
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on securities available-for-sale, net of tax	(123)	1,126	5,417
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	(1,199)	(7,138)

COMPREHENSIVE INCOME	$112,488	$72,907	$67,184

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004	33,052,882	331	14,107,644	141	175,748	60,957	3,717	240,894
Exchange of Class B common stock for common stock	68,115	1	(68,115)	(1)	—	—	—	—
Sale of common stock under stock plans	137,240	1	—	—	3,232	—	—	3,233
Exercise of stock options, including tax benefit of $15,868	1,532,121	15	—	—	20,870	—	—	20,885
Purchase of bond hedge net of sale of warrant, including tax benefit of $2,171	—	—	—	—	(18,529)	—	—	(18,529)
Net income	—	—	—	—	—	68,905	—	68,905
Unrealized gain on securities available-for-sale, net of taxes of $2,917	—	—	—	—	—	—	5,417	5,417
Reclassification adjustment for gains realized in net income due to the sale of securities available-for- sale, net of taxes of $3,843	—	—	—	—	—	—	(7,138)	(7,138)

BALANCE, January 29, 2005	34,790,358	348	14,039,529	140	181,321	129,862	1,996	313,667
Exchange of Class B common stock for common stock	308,584	3	(308,584)	(3)	—	—	—	—
Sale of common stock under stock plans	125,989	1	—	—	3,675	—	—	3,676
Exercise of stock options, including tax benefit of $14,678	1,320,401	13	—	—	22,078	—	—	22,091
Tax benefit on convertible note bond hedge	—	—	—	—	2,452	—	—	2,452
Net income	—	—	—	—	—	72,980	—	72,980
Unrealized gain on securities available-for-sale, net of taxes of $606	—	—	—	—	—	—	1,126	1,126
Reclassification adjustment for gains realized in net income due to the sale of securities available-for- sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

BALANCE, January 28, 2006	36,545,332	365	13,730,945	137	209,526	202,842	1,923	414,793
Exchange of Class B common stock for common stock	337,105	3	(337,105)	(3)	—	—	—	—
Sale of common stock under stock plans	122,982	2	—	—	3,732	—	—	3,734
Exercise of stock options	2,685,858	27	—	—	23,015	—	—	23,042
Tax benefit on convertible note bond hedge					2,686	—	—	2,686
Net income	—	—	—	—	—	112,611	—	112,611
Unrealized loss on securities available-for-sale, net of taxes of $66	—	—	—	—	—	—	(123)	(123)
Stock -based compensation	—	—	—	—	24,303	—	—	24,303
Total tax benefit from exercise of stock options	—	—	—	—	39,504	—	—	39,504

BALANCE, February 3, 2007	39,691,277	$397	13,393,840	$134	$302,766	$315,453	$1,800	$620,550

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,611	$72,980	$68,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,929	49,861	37,621
Deferred income taxes	(1,110)	1,559	18,124
Stock based compensation	24,303	—	—
Excess tax benefit from stock-based compensation	(36,932)	—	—
Tax benefit from exercise of stock options	2,572	14,678	15,868
Gain on sale of investment	—	(1,844)	(10,981)
Other non-cash items	2,686	2,452	2,171
Changes in assets and liabilities:
Accounts receivable	43,619	16,002	(3,470)
Income tax receivable	(15,671)	—	—
Inventories	(105,766)	(77,872)	(44,813)
Prepaid expenses and other assets	(29,039)	(2,589)	(2,177)
Accounts payable	24,444	35,119	(4,260)
Accrued expenses	42,479	(193)	(4,707)
Income taxes payable	20,421	19,144	—
Deferred construction allowances	30,110	11,032	29,072
Deferred revenue and other liabilities	26,560	29,201	6,488

Net cash provided by operating activities	196,216	169,530	107,841

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(190,288)	(112,002)	(104,944)
Proceeds from sale-leaseback transactions	24,809	18,837	35,687
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	—	—	(351,554)
Purchase of held-to-maturity securities	—	—	(57,942)
Proceeds from sale of held-to-maturity securities	—	—	57,942
Proceeds from sale of investment	—	1,922	12,001
Increase in recoverable costs from developed properties	(3,712)	(2,475)	(5,962)

Net cash used in investing activities	(169,191)	(93,718)	(414,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	172,500
Revolving credit (payments) borrowings, net	—	(76,094)	76,094
Payments on long-term debt and capital leases	(184)	(560)	(537)
Payment for purchase of bond hedge	—	—	(33,120)
Proceeds from issuance of warrant	—	—	12,420
Transaction costs for convertible notes	—	—	(6,239)
Proceeds from sale of common stock under employee stock purchase plan	3,734	3,676	3,233
Proceeds from exercise of stock options	23,042	7,413	5,017
Excess tax benefit from stock-based compensation	36,932	—	—
Increase in bank overdraft	8,829	7,431	2,775

Net cash provided (used in) by financing activities	72,353	(58,134)	232,143

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,378	17,678	(74,788)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886	93,674

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,942	$36,564	$18,886

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$5,749	$(7,895)	$4,306
Accrued property and equipment	$11,475	$(4,969)	$13,855
Cash paid during the year for interest	$9,286	$12,345	$5,862
Cash paid during the year for income taxes	$68,483	$4,569	$15,818
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED 2006, 2005 AND 2004
1. Summary of Significant Accounting Policies
     Operations —Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 294 stores, the majority of which are located throughout the eastern half of the United States. On July 29, 2004, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Galyan’s Trading Company, Inc (“Galyan’s”). The Consolidated Statements of Income include the operation of Galyan’s from the date of acquisition forward.
     Fiscal Year — The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006 and January 29, 2005, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2006, which includes 53 weeks.
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
     Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Interest income was $0.8 million, $0.2 million and $1.1 million for fiscal 2006, 2005 and 2004, respectively.
     Cash Management — The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 3, 2007 and January 28, 2006 include $76.8 million and $68.0 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
     Accounts Receivable — Accounts receivable consists principally of amounts receivable from vendors. The allowance for doubtful accounts totaled $2.0 million and $1.9 million, as of February 3, 2007 and January 28, 2006, respectively.
     Inventories — Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances totaling $52.3 million and $38.2 million at February 3, 2007 and January 28, 2006, respectively.
     Property and Equipment — Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Goodwill and Intangible Assets - In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess on an annual basis whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. No impairment of goodwill or intangible assets was recorded during fiscal 2006, 2005 or 2004.
     Investments - Investments consist of shares of unregistered common stock and is carried at fair value within other assets in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value at the acquisition date was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock, less a discount resulting from the unregistered character of the stock. This discount was based on an independent appraisal obtained by the Company. Unrealized holding gains and losses on the stock are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 13).
     Deferred Revenue and Other Liabilities - Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances, unamortized capitalized rent during construction that was previously capitalized prior to the adoption of FSP 13-1, amounts deferred relating to the investment in GSI (see Note 13) and advance payments under the terms of building sale-leaseback agreements. Deferred liabilities related to construction allowances and capitalized rent, net of related amortization, was $100.1 million at February 3, 2007 and $73.3 million at January 28, 2006. Deferred revenue related to gift cards at February 3, 2007 and January 28, 2006 was $72.3 million and $58.1 million, respectively.
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
     Pre-opening Expenses - Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred.
     Merger Integration and Store Closing Costs - Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. These costs were $37.8 and $20.3 for fiscal 2005 and 2004, respectively.
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
     Stock-Based Compensation – The Company grants stock options to purchase common stock under the Company’s 2002 Stock Option Plan (the “Plan”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Total stock-based compensation expense recognized for the year ended February 3, 2007 was $24.3 million before income taxes and consisted of stock option and ESPP expense of $23.1 million and $1.2 million, respectively. Based upon the nature of the employees to which it relates, the expense was recorded in selling, general and administrative expenses in the consolidated statements of income. The related total tax benefit was $9.3 million for the year ended February 3, 2007.
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
     The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (see Note 9) (dollars in thousands, except per share data):

	2005	2004
Net income, as reported	$72,980	$68,905
Deduct: stock-based compensation expense, net of tax of related tax effects	(13,484)	(11,761)

Proforma net income	$59,496	$57,144

Net income per common share — basic
As reported	$1.47	$1.44
Deduct: stock-based compensation expense, net of tax	(0.28)	(0.25)

Proforma	$1.19	$1.19

Net income per common share — diluted:
As reported	$1.35	$1.30
Deduct: stock-based compensation expense, net of tax	(0.25)	(0.22)

Proforma	$1.10	$1.08

     Disclosures for 2006 are not presented because the amounts are recognized in the consolidated statements of income.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
		Proforma	Proforma		Proforma	Proforma
Black - Scholes Valuation Assumptions (1)	2006	2005	2004	2006	2005	2004
Expected life (years) (2)	5.29	5.29	5	0.5	0.5	0.5
Expected volatility (3)	37% - 39%	39% - 41%	52% - 54%	24% - 32%	27% - 40%	26% - 30%
Weighted average volatility	38.79%	40.53%	53.32%	28.44%	35.10%	27.84%
Risk-free interest rate (4)	4.44% - 4.97%	3.63% - 4.44%	3.42% - 3.96%	5.09% - 5.31%	3.38% - 4.40%	1.69% - 2.61%
Expected dividend yield	—	—	—	—	—	—

Weighted average fair values	$16.67	$15.26	$15.77	$10.24	$8.29	$7.21

(1)	Beginning on the date of adoption of SFAS 123R, forfeitures are estimated based on historical experience, prior to the date of adoption, forfeitures were recorded as they occurred.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of the similar awards.

(3)	Beginning on the date of adoption of SFAS 123R, expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption, expected volatility was estimated using the Company’s historical volatility and volatility of other publicly-traded retailers.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 9 for additional details regarding stock-based compensation.
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
          Advertising Costs — Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising was $122.9 million, $96.1 million and $78.3 million for fiscal 2006, 2005 and 2004, respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Fiscal Year
Merchandise Category	2006	2005	2004
Hardlines	$1,768	$1,497	$1,216
Apparel	811	672	530
Footwear	535	456	363

Total net sales	$3,114	$2,625	$2,109

          Newly Issued Accounting Pronouncements –In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions,” which provides that entities should present such taxes on either a gross or net basis based on their accounting policies. The Company’s accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The implementation of EITF 06-3 in the first quarter of fiscal 2007 will not have a material impact on our financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of fiscal 2007. The Company expects that the financial impact of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.
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
2. Acquisition
          On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s for $16.75 per share in cash, and Galyan’s became a wholly owned subsidiary of Dick’s. The Company has recorded $156.6 of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory	$158,780
Other current assets	65,603
Property and equipment, net	157,211
Other long-term assets, excluding goodwill	4,458
Goodwill	156,628
Favorable leases	5,310
Accounts payable	(93,944)
Accrued expenses	(61,223)
Other current liabilities	(9,937)
Long-term debt	(5,859)
Other long-term liabilities	(7,455)

Fair value of net assets acquired, including intangibles	$369,572

          As of February 3, 2007, the Company had a net receivable of $0.7 million as our projected sublease cash flows exceed our anticipated rent payments for two of the closed former Galyan’s stores. These costs were accounted for under Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.
          The following table summarizes the activity in fiscal 2006, 2005 and 2004 (in thousands):

			Inventory
		Liabilities Established	Reserve
	Associate Severance,	for the Closing	for Discontinued
	Retention and	of Galyan’s stores and	Galyan’s
	Relocation	Corporate Headquarters	Merchandise	Total
Liabilities and reserves established in conjuction with the Galyan’s acquisition at July 31, 2004	$15,600	$15,838	$22,686	$54,124

Cash paid	(11,381)	(3,834)	—	(15,215)
Adjustments to the estimate	(599)	(8,331)	—	(8,930)
Clearance of discontinued Galyan’s merchandise	—	—	(16,376)	(16,376)

Balance at January 29, 2005	$3,620	$3,673	$6,310	$13,603

Cash paid (net of sublease receipts)	(3,284)	(4,242)	—	(7,526)
Adjustments to the estimate	(216)	—	—	(216)
Clearance of discontinued Galyan’s merchandise	—	—	(6,310)	(6,310)

Balance at January 28, 2006	$120	$(569)	$—	$(449)

Cash paid (net of sublease receipts)	(120)	(85)	—	(205)
Adjustments to the estimate	—	—	—	—
Clearance of discontinued Galyan’s merchandise	—	—	—	—

Balance at February 3, 2007	$—	$(654)	$—	$(654)

          The $6.3 million and $16.4 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise in fiscal 2005 and 2004, respectively, was recorded as a reduction of cost of sales.
          The following unaudited proforma summary presents information as if Galyan’s had been acquired at the beginning of the period presented. The proforma amounts include certain reclassifications to Galyan’s amounts to conform them to the Company’s presentation, and an increase in interest expense of $3.9 million for the year ended

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 29, 2005, to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of the period presented.
          The proforma amounts do not reflect any benefits from economies which may be achieved from combining the operations.
          The proforma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies (unaudited, in thousands, except per share amounts).

Year Ended
January 29,
2005
Net sales	$2,448,643
Net income	$56,452
Basic earnings per share	$1.18
Diluted earnings per share	$1.07
3. Goodwill and Other Intangible Assets
          In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations.” The Company recorded $156.6 million of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess, on an annual basis, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and reviewed for impairment when factors indicate that an impairment may have occurred. No amounts assigned to any intangible assets are deductible for tax purposes.
          Acquired intangible assets subject to amortization at February 3, 2007 were as follows (in thousands):

	2006		2005		2004
Intangible Assets Subject		Accumulated		Accumulated		Accumulated
to Amortization:	Gross Amount	Amortization	Gross Amount	Amortization	Gross Amount	Amortization
Favorable leases	$5,310	$(186)	$5,310	$(45)	$5,310	$1
          The estimated weighted average economic useful life is 10 years. The annual amortization expense of the favorable leases recorded as of February 3, 2007 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2007	241
2008	345
2009	453
2010	590
2011	548
Thereafter	2,947

Total	$5,124

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Store and Corporate Office Closings
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
          The following table summarizes the activity of the store closing reserves established due to Dick’s store closings as a result of the Galyan’s acquisition as well as the relocation of two stores during fiscal 2006 (in thousands):

	2006	2005
Accrued store closing and relocation reserves, beginning of period	$20,181	$3,191
Expense charged to earnings	4,328	21,545
Cash payments	(4,867)	(4,555)
Interest accretion and other changes in assumptions	261	—

Accrued store closing and relocation reserves, end of period	19,903	20,181
Less current portion of accrued store closing and relocation reserves	(6,135)	(4,845)

Long-term portion of accrued store closing and relocation reserves	$13,768	$15,336

          The $4.3 million of expense charged to earnings for the year was recorded in cost of goods sold, including occupancy and distribution costs in the consolidated statements of income. The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the consolidated balance sheets.
5. Property and Equipment
          Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2006	2005
Buildings and land	$31,820	$31,820
Leasehold improvements	374,879	313,075
Furniture, fixtures and equipment	330,757	280,376

	737,456	625,271
Less: accumulated depreciation and amortization	(304,385)	(254,994)

Net property and equipment	$433,071	$370,277

6. Accrued Expenses
          Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2006	2005
Accrued payroll, withholdings and benefits	$52,988	$36,859
Accrued property and equipment	34,537	23,062
Other accrued expenses	102,840	76,599

Total accrued expenses	$190,365	$136,520

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Debt
          The Company’s outstanding debt at February 3, 2007 and January 28, 2006 was as follows (in thousands):

	2006	2005
Senior convertible notes	$172,500	$172,500
Revolving line of credit	—	—
Capital leases	7,809	7,909
Third-party debt	708	752
Related party debt	—	40

Total debt	181,017	181,201
Less: current portion	(152)	(181)

Total long-term debt	$180,865	$181,020

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
          Concurrently, with the sale of the senior convertible notes, the Company purchased a bond hedge designed to mitigate the potential dilution to shareholders from the conversion of the senior convertible notes. Under the five year term of the bond hedge, one of the initial purchasers (“the counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $39.31 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the senior convertible notes is 4,388,024 shares.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          As of February 3, 2007 and January 28, 2006, the Company’s total remaining borrowing capacity, after subtracting letters of credit, under the Credit Agreement was $333.5 million and $275.6 million, respectively. Borrowing availability under the Company’s Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement is based upon a formula at either (a) the prime corporate lending rate or (b) the one-month London Interbank Offering Rate (“LIBOR”), plus the applicable margin of 1.25% to 1.75% based on the level of excess borrowing availability. Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $103.5 million as of February 3, 2007.
     At February 3, 2007 and January 28, 2006, the prime rate was 8.25% and 7.25%, respectively, and LIBOR was 5.32% and 4.57%, respectively. There were no outstanding borrowings at February 3, 2007 and January 28, 2006.
     The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances and prohibits payment of any dividends. As of February 3, 2007, the Company was in compliance with the terms of the Credit Agreement.
     The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $350 million less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of February 3, 2007 and January 28, 2006, the Company had outstanding letters of credit totaling $16.5 million and $17.8 million, respectively.
     The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2006	2005
Balance, fiscal period end	$—	$—
Average interest rate	6.57%	4.76%
Maximum outstanding during the year	$169,981	$251,963
Average outstanding during the year	$57,138	$134,610
     Other Debt — Other debt, exclusive of capital lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2006	2005
Third-Party:
Note payable, due in monthly installments of approximately $4, including interest at 4%, through 2020	$708	$752
Related Party:
Note payable to a former principal stockholder, due in monthly installments of approximately $14, including interest at 12%, through May 1, 2006	—	40

Total other debt	708	792
Less current portion of:
Third-party	(46)	(44)
Related party	—	(40)

Total Other Long-Term Debt	$662	$708

     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed herein.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Scheduled principal payments on other long-term debt as of February 3, 2007 are as follows (in thousands):

Fiscal Year
2007	$46
2008	48
2009	49
2010	52
2011	53
Thereafter	460

$708

     Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. In addition, the Company has a capital lease for a store location with a fixed interest rate of 10.6% that matures in 2024. The gross and net carrying values of assets under capital leases are approximately $8.2 million and $4.2 million, respectively as of February 3, 2007 and $8.2 million and $4.6 million, respectively as of January 28, 2006.
     Scheduled lease payments under capital lease obligations as of February 3, 2007 are as follows (in thousands):

Fiscal Year
2007	$888
2008	905
2009	953
2010	953
2011	953
Thereafter	12,157

16,809
Less: amounts representing interest	(9,000)

Present value of net scheduled lease payments	7,809
Less: amounts due in one year	(106)

$7,703

8. Operating Leases
     The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2027. Certain of the store lease agreements contain renewal options for additional periods of five-to-ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $205.8 million, $196.3 million and $144.0 million for fiscal 2006, 2005 and 2004, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $24.8 million, $18.8 million and $35.7 million for fiscal 2006, 2005 and 2004, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Scheduled lease payments due (including lease commitments for 39 stores not yet opened at February 3, 2007) under noncancelable operating leases as of February 3, 2007 are as follows (in thousands):

Fiscal Year
2007	$230,830
2008	236,681
2009	235,771
2010	235,007
2011	228,976
Thereafter	1,651,770

$2,819,035

     The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $1.2 million, $1.0 and $1.0 for fiscal 2006, 2005 and 2004, respectively.
9. Stock-Based Compensation and Employee Stock Plans
          Stock Option Plans —The Company grants stock options to purchase common stock under the Plan. Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from date of grant. As of February 3, 2007, there were 8,743,418 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the year is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value (in
	Options	Share	(Years)	thousands)
Outstanding, January 31, 2004	13,641,226	$10.99	2.58	$189,477
Granted	380,010	31.60
Exercised	(1,532,121)	3.24
Cancelled	(384,705)	15.25

Outstanding, January 29, 2005	12,104,410	$12.47	5.91	$259,398
Granted	1,243,944	35.79
Exercised	(1,320,401)	5.65
Cancelled	(388,566)	25.58

Outstanding, January 28, 2006	11,639,387	$15.32	8.72	$249,432
Granted	1,378,458	39.22
Exercised	(2,685,858)	8.59
Cancelled	(515,573)	29.72

Outstanding, February 3, 2007	9,816,414	$19.76	6.64	$324,610

Exercisable, February 3, 2007	5,527,184	$11.43	5.77	$228,852

     The aggregate intrinsic value in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised for 2006, 2005 and 2004 was $37.1 million, $40.2 million and $31.8 million, respectively. The total fair value of options vested for 2006, 2005 and 2004 was $26.2 million, $8.4 million and $6.6 million, respectively. The nonvested stock option activity for the year of the year ended February 3, 2007 is presented in the following table:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Fair
	Shares	Value
Nonvested, January 28, 2006	7,767,647	$8.83
Granted	1,378,458	16.67
Vested	(4,342,906)	6.03
Forfeited	(513,969)	12.55

Nonvested, February 3, 2007	4,289,230	$13.74

     As of February 3, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $34.0 million, which is expected to be recognized over a weighted average period of approximately 2.37 years.
     The Company issues new shares of common sock upon exercise of stock options.
     Additional information regarding options outstanding as of February 3, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of		Contractual	Average		Exercise
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Price
$1.08 - $2.17	821,832	3.33	$1.97	821,832	$1.97
$6.00 - $10.48	2,970,288	5.72	6.35	2,970,288	6.35
$15.29 - $22.87	2,378,120	6.70	21.86	514,601	18.36
$25.07 - $34.68	1,379,702	7.05	25.82	1,010,745	25.45
$35.95 - $55.19	2,266,472	8.73	37.86	209,718	35.97

$1.08 - $55.19	9,816,414	6.64	$19.76	5,527,184	$11.43

          Employee Stock Purchase Plan – The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total number of shares issuable under the plan is 2,310,000. There were 122,982 and 125,989 shares issued under the plan during fiscal 2006 and 2005, respectively, leaving 817,895 shares available for future issuance. The fiscal 2006 shares were issued at an average price of $30.39.
          Common Stock, Class B Common Stock and Preferred Stock – During fiscal 2002, the Company amended its corporate charter to, among other things, provide for the authorization of the issuance of up to 100,000,000 shares of common stock, 20,000,000 shares of Class B common stock, and 5,000,000 shares of preferred stock.
The holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party and relatives of the related party hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradable. Class B common stock can be converted to common stock at the holder’s option.
          During fiscal 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share from 100,000,000 to 200,000,000 and Class B common stock, par value $0.01 per share from 20,000,000 to 40,000,000.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes
          The components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$62,573	$41,961	$22,645
State	11,247	7,295	7,280

	73,820	49,256	29,925

Deferred:
Federal	631	(928)	15,603
State	623	326	408

	1,254	(602)	16,011

Total provision	$75,074	$48,654	$45,936

          The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.2%	4.6%	4.3%
Other permanent items	0.8%	0.4%	0.7%

Effective income tax rate	40.0%	40.0%	40.0%

          Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2006	2005
Store closings expense	$7,772	$14,269
Stock option compensation	7,455	—
Employee benefits	8,071	8,454
Other accrued expenses not currently deductible for tax purposes	10,331	8,273
Deferred rent	10,732	7,709
Insurance	3,595	3,491
State net operating loss carryforwards	2,931	2,242

Total deferred tax assets	50,887	44,438

Property and equipment	(12,281)	(16,288)
Inventory	(29,911)	(18,762)

Total deferred tax liabilities	(42,192)	(35,050)

Net deferred tax asset	$8,695	$9,388

          The gross deferred tax asset from tax loss carryforwards of $2.9 million represents approximately $58.1 million of state net operating loss carryforwards, of which $1.6 million expires in the next ten years. The remaining $56.5 million expires between 2018 and 2026. In 2006, of the $8.7 million net deferred tax asset, $17.4 million is recorded in other long-term assets and $8.7 million is recorded in deferred revenue and other current liabilities in the Consolidated Balance Sheets. In 2005, of the $9.4 million net deferred tax asset, $0.4 million is recorded in current assets and $9.0 million is recorded in other long-term assets in the Consolidated Balance Sheets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Interest Expense, net
          Interest expense, net is comprised of the following (in thousands):

	2006	2005	2004
Interest expense	$10,836	$13,196	$9,142
Interest income	(811)	(237)	(1,133)

Interest expense, net	$10,025	$12,959	$8,009

12. Earnings per Common Share
          The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the year ended February 3, 2007. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2006	2005	2004
Earnings per common share — Basic:
Net income	$112,611	$72,980	$68,905
Weighted average common shares outstanding	51,256	49,792	47,978
Earnings per common share	$2.20	$1.47	$1.44

Earnings per common share — Diluted:
Net income	$112,611	$72,980	$68,905
Weighted average common shares outstanding — basic	51,256	49,792	47,978
Stock options	4,139	4,187	4,943

Weighted average common shares outstanding — diluted	55,395	53,979	52,921
Earnings per common share	$2.03	$1.35	$1.30
          Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options totaled 0.2 million for fiscal 2006. There were no anti-dilutive options in fiscal 2005 or 2004.
13. Investments
          In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Internet site, which operates under the domain name “DicksSportingGoods.com,” which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that permitted the Company, at its election, to purchase an equity ownership in GSI at a price that was less than the GSI market value per share in lieu of royalties until Internet sales reached a predefined amount. The equity ownership consists of unregistered common stock of GSI and warrants to purchase unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue to be amortized over the 10-year term of the agreement. Deferred revenue at February 3, 2007 and January 28, 2006 was $1.9 million and $2.3 million, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.
          During fiscal 2005 and 2004, the Company realized a pre-tax gain of $1.8 million and $11.0 million, respectively, resulting from the sale of a portion of the Company’s investment in GSI.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Retirement Savings Plan
          The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all employees who have completed one year of service and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a matching contribution equal to 50% of each participant’s contribution up to 10% of the participant’s compensation, and may make a discretionary contribution. Total expense recorded under the plan was $3.0 million, $2.6 million and $1.8 million for fiscal 2006, 2005 and 2004, respectively.
15. Commitments and Contingencies
          The Company enters into licensing agreements for the exclusive rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay an annual guaranteed minimum royalty. The aggregate amount of required payments at February 3, 2007 is as follows (in thousands):

Fiscal Year
2007	$1,000
2008	1,250
2009	1,500
2010	1,700
2011	1,900
Thereafter	24,000

$31,350

     In addition, certain agreements require the Company to pay additional royalties if the qualified purchases are in excess of the guaranteed minimum. The Company paid $0.7 million under agreements requiring minimum guaranteed contractual amounts during fiscal 2006. There were no payments made during fiscal 2005.
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
16. Subsequent Event
          On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly owned subsidiary with and into Golf Galaxy, with each Golf Galaxy shareholder receiving $18.82 per share in cash, without interest and Golf Galaxy became a wholly owned subsidiary of the Company. The Company paid approximately $226.0 million which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our revolving line of credit. At closing, Golf Galaxy operated 65 stores in 24 states, ecommerce website and catalog operations. Golf Galaxy had net sales totaling $274.7 million for the 12 month period ending February 3, 2007. Golf Galaxy’s results of operations will be included in the Company’s consolidated statements of income beginning February 13, 2007.
     In connection with the closing of the acquisition, Dick’s executed its second amendment to its second amended and restated credit agreement.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Quarterly Financial Information (Unaudited)
          Summarized quarterly financial information in fiscal years 2006 and 2005 is as follows (in thousands, except earnings per share):

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)	Quarter	Quarter	Quarter	Quarter
Net sales (2)	$645,498	$734,047	$708,343	$1,026,275	$570,843	$621,972	$582,665	$849,507
Gross profit	177,665	207,397	191,335	320,302	151,972	174,416	153,454	257,798
Income (loss) from operations (2)	21,279	45,707	15,609	115,116	(9,423)	38,066	10,868	92,238
Net income (loss) (2)	11,418	25,681	7,795	67,718	(7,331)	22,098	4,183	54,030
Net earnings (loss) per common share	$0.23	$0.51	$0.15	$1.29	$(0.15)	$0.41	$0.08	$1.00

(1)	Fourth quarter of fiscal 2006 represents a 14 week period, as fiscal 2006 includes 53 weeks.

(2)	Quarterly results for fiscal 2006 do not add to full year results due to rounding.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC
By: /s/ WILLIAM R. NEWLIN
William R. Newlin
Executive Vice President and Chief Administrative Officer
Date: March 23, 2007
          Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK	Chairman and Chief Executive
Edward W. Stack	Officer and Director	March 23, 2007

/s/ WILLIAM J. COLOMBO	President and Chief Operating
William J. Colombo	Officer and Director	March 23, 2007

/s/ MICHAEL F. HINES Michael F. Hines	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 23, 2007

/s/ EMANUEL CHIRICO	Director	March 23, 2007
Emanuel Chirico

/s/ DAVID I. FUENTE	Director	March 23, 2007
David I. Fuente

/s/ WALTER ROSSI	Director	March 23, 2007
Walter Rossi

/s/ LAWRENCE J. SCHORR	Director	March 23, 2007
Lawrence J. Schorr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and for each of the three fiscal years in the period ended February 3, 2007, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, and the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, and have issued our reports thereon dated March 20, 2007 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006); such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 of Part IV. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2007

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charged to	Other -		Balance at
	Beginning	Costs and	Acquisition		End
	of Period	Expenses	Related	Deductions	of Period
Fiscal 2004
Inventory reserve	$5,859	$—	$—	$(1,463)	$4,396
Allowance for doubtful accounts	1,101	992	3,472	(760)	4,805

Fiscal 2005
Inventory reserve	$4,396	$5,835	$—	$(900)	$9,331
Allowance for doubtful accounts	4,805	1,215	(2,995)	(1,125)	1,900

Fiscal 2006
Inventory reserve	$9,331	$10,545	$—	$(3,980)	$15,896
Allowance for doubtful accounts	1,900	925	—	(794)	2,031

Index to Exhibits

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, by and among the Registrant, Diamondback Acquisition, Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

2.2	Agreement and Plan of Merger dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 29, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

Exhibit Number	Description	Method of Filing
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

Exhibit Number	Description	Method of Filing
10.15	Shareholder Tender Agreement, dated as of June 21, 2004, by and among the Registrant, Diamondbacks Acquisition Inc. and certain shareholders of Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

10.16	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004.

10.17	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005.

10.18	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.19	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.20	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.21	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2004.

10.22	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Dick’s Sporting Goods, Inc.	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

10.23	Offer Letter between the Company and Gwen K. Manto, Executive Vice President and Chief Merchandising Officer	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2005

10.24	Consulting and Separation Agreement, dated January 31, 2006, between Dick’s Sporting Goods, Inc. and Gary M. Sterling	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

10.25	Aircraft Sublease Agreement, dated February 13, 2006, for the business use of an aircraft, between Dick’s Sporting Goods, Inc. and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 14, 2006

10.26	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 6, 2006

10.27	Voting Agreement dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

10.28	First Amendment to the Second Amended and Restated Credit Agreement dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

Exhibit Number	Description	Method of Filing
10.29	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.30	Cover Letter and Second Amended and Restated Employment Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.31	Stock Option Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.32	Restricted Stock Award Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.33	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 23, 2007 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 23, 2007 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 23, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Michael F. Hines, Executive Vice President and Chief Financial Officer, dated as of March 23, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith