Form 10-K/A
period 2007-02-03
DICKS SPORTING GOODS INC
filed 2007-06-05
CIK 1089063

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
Documents Incorporated by Reference: Part III of this Form 10-K/A incorporates certain information from the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 6, 2007 (the “2007 Proxy Statement”).

Explanatory Note
We are filing this amendment to our Annual Report on Form 10-K to restate our consolidated statements of cash flows for the years ended February 3, 2007 and January 28, 2006 as described in Note 18 of the Notes to the Consolidated Financial Statements. Due to a mathematical error, we did not properly report in the statements of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statements of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a reduction of cash flows used in investing activities with an equal reduction of cash flows provided by operating activities. This restatement did not impact our previously reported balance sheets, statements of income, comprehensive income, or changes in stockholders“ equity. We are also filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended April 29, July 29, and October 29, 2006 to correct this error.
Further, we reclassified certain tenant allowances from increases or decreases in recoverable costs from developed properties to other captions within the cash flows from investing activities section of the statements of cash flows to enhance reporting of our capital expenditures. As a result, capital expenditures now include the Company’s investment in stores where it is considered the owner during the construction period. Proceeds from sale-leaseback transactions now include monies received by the Company for tenant allowances from landlords at stores where the Company is considered the owner during the construction period.
Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1, and 32.2 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K for the year ended February 3, 2007, including any amendments to those filings.

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
          The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to the operation and implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions (including our merger with Golf Galaxy); risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; regional risks because our stores are generally concentrated in the eastern half of the United States; our ability to repay or make the cash payments under our senior convertible notes; the outcome of litigation or legal actions against us; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
          On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, Inc. (“Golf Galaxy”) which became a wholly owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. Due to this acquisition, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk associated with combining businesses and/or with assimilating Golf Galaxy.

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
          Unless otherwise noted, none of the discussion contained within this Annual Report on Form 10-K/A includes the impact of this acquisition.
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
          Among the chief uncertainties facing our nation and world and, as a result, our business is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of these circumstances. Clearly, events or series of events in the Middle East or elsewhere could have a very serious adverse impact on our business.
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
Restatement
           The following Management Discussion and Analysis gives effect to the restatement as discussed in Note 18 to the accompanying consolidated financial statements.
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
Results of Operations
          The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in percentage of net sales from the prior year’s period:

				Changes in	Changes in
				Percentage of	Percentage of
				Net Sales	Net Sales
	Fiscal Year			from Prior Year	from Prior Year
	2006 A	2005 A	2004 A	2005-2006 A	2004-2005 A
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	71.21	71.90	72.19	(69)	(29)

Gross profit	28.79	28.10	27.81	69	29
Selling, general and administrative expenses (3)	21.92	21.19	21.04	73	15
Merger integration and store closing costs (4)	—	1.44	0.96	(144)	48
Pre-opening expenses (5)	0.53	0.41	0.55	12	(14)

Income from operations	6.35	5.06	5.26	129	(20)
Gain on sale of investment (6)	—	(0.07)	(0.52)	(7)	(45)
Interest expense, net (7)	0.32	0.49	0.38	(17)	11
Other income	—	—	(0.05)	—	(5)

Income before income taxes	6.03	4.63	5.44	140	(81)
Provision for income taxes	2.41	1.85	2.18	56	(33)

Net income	3.62%	2.78%	3.27%	84	(49)

A: Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(4)	Merger integration and store closing costs all pertain to the Galyan’s acquisition and include the expense of closing Dick’s stores in overlapping markets, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. Beginning in the third quarter of 2005, the balance of the merger integration and store closing costs, which relate primarily to accretion of discounted cash flows on future lease payments on closed stores, was included in rent expense.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(6)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce provider.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement borrowings partially offset by interest income.
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
          The 73 basis point increase over fiscal 2005 was due primarily to an increase in net advertising expense (29 basis points), the recording of stock compensation expense in fiscal 2006 due to the Company’s adoption of FAS 123R (78 basis points) and higher bonus expense (19 basis points) partially offset by a decrease in store payroll (40 basis points) due to the leverage from higher sales.
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

Liquidity and Capital Resources
          Our primary capital requirements are for working capital, capital improvements and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements. The Company’s main source of liquidity in 2006 and 2005 was our net cash provided by operating activities.
          The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Net cash provided by operating activities	$142,568	$161,427	$107,841
Net cash used in investing activities	(115,543)	(85,615)	(414,772)
Net cash provided (used in) by financing activities	72,353	(58,134)	232,143

Net increase (decrease) in cash and cash equivalents	$99,378	$17,678	$(74,788)

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
          Cash provided by operating activities decreased by $18.9 million in 2006 to $142.6 million which consists primarily of a decrease in the change in assets and liabilities of $38.2 million.
          Changes in Assets and Liabilities
           The primary factors contributing to the decrease in the change in assets and liabilities were the change in inventory, prepaid expenses and income tax receivable, partially offset by an increase in the change in accrued expenses and deferred construction allowances.
           The decrease in the change in inventory was primarily due to an increase in inventory, attributed to higher store count and business initiatives that accelerated inventory receipts at the end of 2006 compared to 2005. Prepaid expenses increased as a result of the 53rd week, which caused the first week of February 2007 to fall into fiscal January 2006. Income tax receivable increased due to the timing of estimated payments made during the fiscal year. Partially offsetting these cash outflows was the increase in accrued expenses due primarily to higher bonus expense and an increase in advertising accruals and an increase in deferred construction allowances, due primarily to higher tenant allowances associated with our 2006 stores compared to 2005.
          The cash flows from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2007 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
          Cash used in investing activities increased by $29.9 million in 2006 to $115.5 million. Capital expenditures increased $13.3 million and sale-leaseback proceeds decreased $14.6 million.
          Purchases of property and equipment were $163.0 million in fiscal 2006, $149.7 million in fiscal 2005 and $135.6 million in fiscal 2004. Capital expenditures in fiscal 2006 relate primarily to the opening of 39 new stores and the relocation of two stores, information systems and administrative and distribution facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $47.5 million, $62.1 million and $60.3 million in fiscal 2006, 2005 and 2004, respectively.
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
          The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at February 3, 2007:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$2,901	$2,901
Standby letters of credit	13,613	13,613

Total other commercial commitments	$16,514	$16,514

          The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.
OUTLOOK
Full Year 2007 – (52-Week Year) Comparisons to Fiscal 2006 – (53-Week Year)
•	Based on an estimated 58 million shares outstanding, the Company anticipates reporting earnings per diluted share of approximately $2.37 — 2.40. This represents an approximate 18% increase over earnings per diluted share for the full year 2006 of $2.03 and includes the expected results of Golf Galaxy.

•	Comparable store sales are expected to increase approximately 2% at Dick’s Sporting Goods stores.

•	The Company expects to open 45 new Dick’s stores, 17 new Golf Galaxy stores and relocate one Dick’s store in 2007.
First Quarter 2007
•	Based on an estimated 57 million shares outstanding, the Company anticipates reporting earnings per diluted share of $0.35 – 0.38 as compared to first quarter 2006 earnings per diluted share of $0.21.

•	Comparable store sales at Dick’s Sporting Goods stores are expected to increase approximately 4-6%, or approximately 3%, adjusting for the shifted retail calendar due to the 53rd week in 2006.

•	The Company expects to open 11 new Dick’s stores and 10 new Golf Galaxy stores in the first quarter.
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
Vendor Allowances
          Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are treated as a reduction of inventory and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis at the end of the year, the Company confirms earned allowances with vendors to ensure the amounts are recorded in accordance with the terms of the contract.

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
Business Combinations
          Our acquisitions are accounted for under the purchase method of accounting. The assets and liabilities are adjusted to their fair values and the excess of the purchase price over the net assets acquired is recorded as goodwill. The determination of fair value involves of the use of an independent appraisal, estimates and assumptions which we believe provided a reasonable basis for determining fair value.
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
Stock-Based Compensation
           Beginning in fiscal 2006, the Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes option-pricing model which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements required to be filed hereunder are set forth on pages 40 through 63 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
          In connection with the restatement described in Note 18 to the Company’s consolidated financial statements, the Company’s management determined that there was a material weakness in the Company’s internal control over financial reporting as of February 3, 2007, as more fully described below in “Report of Management on Internal Control Over Financial Reporting” (as revised). Based on this evaluation and because of the material weakness described in the Report of Management on Internal Control Over Financial Reporting (as revised), the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of February 3, 2007.
Report of Management on Internal Control over Financial Reporting (as revised)
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
          Management conducted an assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Subsequent to filing the Annual Report on Form 10-K for the year ended February 3, 2007, management became aware of a misstatement in our consolidated statements of cash flows as described in Note 18 to the consolidated financial statements included in this Form 10-K/A. As a result of this misstatement, management, after consultation with the Audit Committee, determined that the audited financial statements included in our Form 10-K for the year ended February 3, 2007 should be restated to correct this misstatement.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that as of February 3, 2007, the Company did not maintain effective controls over the preparation and review of our consolidated statement of cash flows. Specifically, the Company did not maintain effective controls to appropriately report tenant allowances received from landlords for construction of our new stores in the consolidated statement of cash flows. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended February 3, 2007 and January 28, 2006. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.
          Management previously concluded that the Company maintained effective internal control over financial reporting as of February 3, 2007. In connection with the restatement of the Company’s consolidated financial statements described in Note 18 to the Company’s consolidated financial statements, management has determined the material weakness described above existed as of February 3, 2007. Accordingly, management has revised its report on internal control over financial reporting. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 3, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 37.
Changes in Internal Control Over Financial Reporting
          There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          To remediate the material weakness in the Company’s internal control over financial reporting described above, management has subsequently implemented a revised process to reconcile the cash received by the Company and the amounts owed to the Company from landlords for tenant allowances to ensure tenant allowances are properly reflected in the statement of cash flows in accordance with SFAS 95. Accordingly, management believes this process will remediate the material weakness discussed above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dicks Sporting Goods, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting (as revised), that Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated March 20, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material misstatement related to its reporting of tenant allowances received from landlords for construction of new stores in the consolidated statement of cash flows, which required the consolidated statements of cash flows to be restated. Management subsequently revised its assessment due to the identification of the material weaknesses, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, expressed herein, is different from that expressed in our previous report. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment:
The Company did not maintain effective controls over the application of Statement of Financial Accounting Standards No. 95. Specifically, the Company did not ensure the proper reporting in the statement of cash flows of amounts owned to the Company by landlords related to tenant allowances. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended February 3, 2007 and for all interim periods in the fiscal year 2006. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated financial statements of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 3, 2007 of the Company and our reports dated March 20, 2007 (June 5, 2007 as to the effect of the restatement discussed in Note 18) expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006 and the Company’s restatement of the consolidated statements of cash flows discussed in Note 18.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2007
(June 5, 2007 as to the
effects of the material
weakness discussed in
Report of Management on
Internal Control Over Financial
Reporting (as revised))

ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this Item other than the following information concerning the Company’s code of ethics is included under Item 1 “Business – Executive Officers of the Company” in this Form 10-K/A, and is incorporated by reference to the information under the captions “Election of Directors- Directors Standing for Election”, “ Election of Directors – Other Directors Not Standing for Election at this Meeting”, “Election of Directors- What Committees Has the Board Established”, “Election of Directors – How does the Board select nominees for the Board”, “Election of Directors- Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item is incorporated by reference to the information under the captions “Executive Compensation- Compensation Committee Report”, “Executive Compensation - Compensation Discussion and Analysis”, “ Summary Compensation Table — 2006”, “Grants of Plan-Based Awards — 2006”, “Understanding Our Summary Compensation and Grants of Plan-Based Awards Tables”, “Outstanding Equity Awards at Fiscal Year End — 2006”, “Options Exercises and Stock Vested — 2006”, “Pension Benefits — 2006”, “Nonqualified Deferred Compensation — 2006”, “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2007 Proxy Statement.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K/A:
(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 41 of this Form 10-K/A.
(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 66 of this Form 10-K/A.
(3) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 67 to 70 and is incorporated herein by reference, are filed as part of this Form 10-K/A. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

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
As discussed in Note 18, the accompanying consolidated statements of cash flows for the years ended February 3, 2007 and January 28, 2006, respectively, have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2007 (June 5, 2007 as to the effect of the material weakness discussed in Report of Management on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2007 (June 5,
2007 as to the effects of
the restatement discussed
in Note 18)

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2004	33,052,882	331	14,107,644	141	175,748	60,957	3,717	240,894
Exchange of Class B common stock for common stock	68,115	1	(68,115)	(1)	—	—	—	—
Sale of common stock under stock plans	137,240	1	—	—	3,232	—	—	3,233
Exercise of stock options, including tax benefit of $15,868	1,532,121	15	—	—	20,870	—	—	20,885
Purchase of bond hedge net of sale of warrant, including tax benefit of $2,171	—	—	—	—	(18,529)	—	—	(18,529)
Net income	—	—	—	—	—	68,905	—	68,905
Unrealized gain on securities available-for-sale, net of taxes of $2,917	—	—	—	—	—	—	5,417	5,417
Reclassification adjustment for gains realized in net income due to the sale of securities available-for- sale, net of taxes of $3,843	—	—	—	—	—	—	(7,138)	(7,138)

BALANCE, January 29, 2005	34,790,358	348	14,039,529	140	181,321	129,862	1,996	313,667
Exchange of Class B common stock for common stock	308,584	3	(308,584)	(3)	—	—	—	—
Sale of common stock under stock plans	125,989	1	—	—	3,675	—	—	3,676
Exercise of stock options, including tax benefit of $14,678	1,320,401	13	—	—	22,078	—	—	22,091
Tax benefit on convertible note bond hedge	—	—	—	—	2,452	—	—	2,452
Net income	—	—	—	—	—	72,980	—	72,980
Unrealized gain on securities available-for-sale, net of taxes of $606	—	—	—	—	—	—	1,126	1,126
Reclassification adjustment for gains realized in net income due to the sale of securities available-for- sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

BALANCE, January 28, 2006	36,545,332	365	13,730,945	137	209,526	202,842	1,923	414,793
Exchange of Class B common stock for common stock	337,105	3	(337,105)	(3)	—	—	—	—
Sale of common stock under stock plans	122,982	2	—	—	3,732	—	—	3,734
Exercise of stock options	2,685,858	27	—	—	23,015	—	—	23,042
Tax benefit on convertible note bond hedge					2,686	—	—	2,686
Net income	—	—	—	—	—	112,611	—	112,611
Unrealized loss on securities available-for-sale, net of taxes of $66	—	—	—	—	—	—	(123)	(123)
Stock -based compensation	—	—	—	—	24,303	—	—	24,303
Total tax benefit from exercise of stock options	—	—	—	—	39,504	—	—	39,504

BALANCE, February 3, 2007	39,691,277	$397	$13,393,840	$134	$302,766	$315,453	$1,800	$620,550

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(as restated, see Note 18)	(as restated, see Note 18)
Net income	$112,611	$72,980	$68,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,929	49,861	37,621
Deferred income taxes	(1,110)	1,559	18,124
Stock based compensation	24,303	—	—
Excess tax benefit from stock-based compensation	(36,932)	—	—
Tax benefit from exercise of stock options	2,572	14,678	15,868
Gain on sale of investment	—	(1,844)	(10,981)
Other non-cash items	2,686	2,452	2,171
Changes in assets and liabilities:
Accounts receivable	817	6,277	(3,470)
Income tax receivable	(15,671)	—	—
Inventories	(105,766)	(77,872)	(44,813)
Prepaid expenses and other assets	(29,039)	(2,589)	(2,177)
Accounts payable	24,444	35,119	(4,260)
Accrued expenses	42,479	(193)	(4,707)
Income taxes payable	20,421	19,144	—
Deferred construction allowances	19,264	12,654	29,072
Deferred revenue and other liabilities	26,560	29,201	6,488

Net cash provided by operating activities	142,568	161,427	107,841

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(162,995)	(149,659)	(135,554)
Proceeds from sale-leaseback transactions	47,452	62,122	60,335
Payment for the purchase of Galyan’s, net of $17,931 cash acquired	—	—	(351,554)
Purchase of held-to-maturity securities	—	—	(57,942)
Proceeds from sale of held-to-maturity securities	—	—	57,942
Proceeds from sale of investment	—	1,922	12,001

Net cash used in investing activities	(115,543)	(85,615)	(414,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	172,500
Revolving credit (payments) borrowings, net	—	(76,094)	76,094
Payments on long-term debt and capital leases	(184)	(560)	(537)
Payment for purchase of bond hedge	—	—	(33,120)
Proceeds from issuance of warrant	—	—	12,420
Transaction costs for convertible notes	—	—	(6,239)
Proceeds from sale of common stock under employee stock purchase plan	3,734	3,676	3,233
Proceeds from exercise of stock options	23,042	7,413	5,017
Excess tax benefit from stock-based compensation	36,932	—	—
Increase in bank overdraft	8,829	7,431	2,775

Net cash provided (used in) by financing activities	72,353	(58,134)	232,143

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,378	17,678	(74,788)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886	93,674

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,942	$36,564	$18,886

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$5,749	$(7,895)	$4,306
Accrued property and equipment	$11,475	$(4,969)	$13,855
Cash paid during the year for interest	$9,286	$12,345	$5,862
Cash paid during the year for income taxes	$68,483	$4,569	$15,818
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
          Goodwill and Intangible Assets - In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess on an annual basis during the fourth quarter whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. No impairment of goodwill or intangible assets was recorded during fiscal 2006, 2005 or 2004.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
          In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated statement of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
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

          Disclosures for fiscal 2006 are not presented because the amounts are recognized in the consolidated statement of income.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
          The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
		Proforma	Proforma		Proforma	Proforma
	2006	2005	2004	2006	2005	2004
Black - Scholes Valuation Assumptions (1)
Expected life (years) (2)	5.29	5.29	5	0.5	0.5	0.5
Expected volatility (3)	37% - 39%	39% - 41%	52% - 54%	24% - 32%	27% - 40%	26% - 30%
Weighted average volatility	38.79%	40.53%	53.32%	28.44%	35.10%	27.84%
Risk-free interest rate (4)	4.44% - 4.97%	3.63% - 4.44%	3.42% - 3.96%	5.09% - 5.31%	3.38% - 4.40%	1.69% - 2.61%
Expected dividend yield	—	—	—	—	—	—

Weighted average fair values	$16.67	$15.26	$15.77	$10.24	$8.29	$7.21

(1)	Beginning on the date of adoption of SFAS 123R, forfeitures are estimated based on historical experience, prior to the date of adoption, forfeitures were recorded as they occurred.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of the similar awards.

(3)	Beginning on the date of adoption of SFAS 123R, expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption, expected volatility was estimated using the Company’s historical volatility and volatility of other publicly-traded retailers.

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
          Vendor Allowances — Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are treated as a reduction of inventory and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis at the end of the fiscal year, the Company confirms earned allowances with vendors to determine that the amounts are recorded in accordance with the terms of the contract.
          Fair Value of Financial Instruments —The Company has financial instruments, which include long-term debt and revolving debt. The carrying amounts of the Company’s debt instruments approximate their fair value, estimated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Inventory	$158,780
Other current assets (including cash)	65,603
Property and equipment, net	157,211
Other long-term assets, excluding goodwill	4,458
Goodwill	156,628
Favorable leases	5,310
Accounts payable	(93,944)
Accrued expenses	(61,223)
Other current liabilities	(9,937)
Long-term debt	(5,859)
Other long-term liabilities	(7,455)

Fair value of net assets acquired, including intangibles	$369,572

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

          The $6.3 million and $16.4 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise in fiscal 2005 and 2004, respectively, was recognized as a reduction of cost of sales as inventory turned.
          The following unaudited proforma summary presents information as if Galyan’s had been acquired at the beginning of the period presented. The proforma amounts include certain reclassifications to Galyan’s amounts to conform them to the Company’s presentation, and an increase in interest expense of $3.9 million for the year ended

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
3. Goodwill and Other Intangible Assets
          In connection with the acquisition of Galyan’s on July 29, 2004, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations.” The Company recorded $156.6 million of goodwill as the excess of the purchase price of $369.6 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess, on an annual basis during the fourth quarter, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if events or circumstances change that could cause the balance to be impaired. The Company has not recorded an impairment charge in fiscal 2006, 2005 or 2004. Finite-lived intangible assets are amortized over their estimated useful economic lives and reviewed for impairment when factors indicate that an impairment may have occurred. No amounts assigned to any intangible assets are deductible for tax purposes.
          Acquired intangible assets subject to amortization at February 3, 2007 were as follows (in thousands):

	2006		2005		2004
Intangible Assets Subject	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
to Amortization:	Amount	Amortization	Amount	Amortization	Amount	Amortization
Favorable leases	$5,310	$(186)	$5,310	$(45)	$5,310	$1
          The estimated weighted average economic useful life is 10 years. The annual amortization expense of the favorable leases recorded as of February 3, 2007 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2007	241
2008	345
2009	453
2010	590
2011	548
Thereafter	2,947

Total	$5,124

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

          The $4.3 million of expense charged to earnings for fiscal 2006 was recorded in cost of goods sold, including occupancy and distribution costs in the consolidated statements of income. The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the consolidated balance sheets.
5. Property and Equipment
          Property and equipment, net are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
          The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $350 million less the outstanding loan balance or (c) the borrowing base minus the outstanding loan balance. As of February 3, 2007 and January 28, 2006, the Company had outstanding letters of credit totaling $16.5 million and $17.8 million, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

$7,703

8. Operating Leases
          The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2027. Certain of the store lease agreements contain renewal options for additional periods of five-to-ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $205.8 million, $196.3 million and $144.0 million for fiscal 2006, 2005 and 2004, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $47.5 million, $62.1 million and $60.3 million for fiscal 2006, 2005 and 2004, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value
	Options	Share	(Years)	(in thousands)
Outstanding, January 31, 2004	13,641,226	$10.99	2.58	$189,477
Granted	380,010	31.60
Exercised	(1,532,121)	3.24
Cancelled	(384,705)	15.25

Outstanding, January 29, 2005	12,104,410	$12.47	5.91	$259,398
Granted	1,243,944	35.79
Exercised	(1,320,401)	5.65
Cancelled	(388,566)	25.58

Outstanding, January 28, 2006	11,639,387	$15.32	8.72	$249,432
Granted	1,378,458	39.22
Exercised	(2,685,858)	8.59
Cancelled	(515,573)	29.72

Outstanding, February 3, 2007	9,816,414	$19.76	6.64	$324,610

Exercisable, February 3, 2007	5,527,184	$11.43	5.77	$228,852

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
          The Company issues new shares of common stock upon exercise of stock options.
          Additional information regarding options outstanding as of February 3, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price
$1.08 - $2.17	821,832	3.33	$1.97	821,832	$1.97
$6.00 - $10.48	2,970,288	5.72	6.35	2,970,288	6.35
$15.29 - $22.87	2,378,120	6.7	21.86	514,601	18.36
$25.07 - $34.68	1,379,702	7.05	25.82	1,010,745	25.45
$35.95 - $55.19	2,266,472	8.73	37.86	209,718	35.97

$1.08 - $55.19	9,816,414	6.64	$19.76	5,527,184	$11.43

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

     The gross deferred tax asset from tax loss carryforwards of $2.9 million represents approximately $58.1 million of state net operating loss carryforwards, of which $1.6 million expires in the next ten years. The remaining $56.5 million expires between 2018 and 2026. As of February 3, 2007, of the $8.7 million net deferred tax asset, $17.4 million is recorded in other long-term assets and $8.7 million is recorded in deferred revenue and other current liabilities in the Consolidated Balance Sheet. As of January 28, 2006, of the $9.4 million net deferred tax asset, $0.4 million is recorded in current assets and $9.0 million is recorded in other long-term assets in the Consolidated Balance Sheet.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     In connection with the closing of the acquisition, Dick’s executed its second amendment to its second amended and restated credit agreement to permit the acquisition of Golf Galaxy. There were no other significant changes to the credit agreement.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Quarterly Financial Information (Unaudited)
     Summarized quarterly financial information in fiscal years 2006 and 2005 is as follows (in thousands, except earnings per share):

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)	Quarter	Quarter	Quarter	Quarter
Net sales (2)	$645,498	$734,047	$708,343	$1,026,275	$570,843	$621,972	$582,665	$849,507
Gross profit	177,665	207,397	191,335	320,302	151,972	174,416	153,454	257,798
Income (loss) from operations (2)	21,279	45,707	15,609	115,116	(9,423)	38,066	10,868	92,238
Net income (loss) (2)	11,418	25,681	7,795	67,718	(7,331)	22,098	4,183	54,030
Net earnings (loss) per diluted share	$0.23	$0.51	$0.15	$1.29	$(0.15)	$0.41	$0.08	$1.00

(1)	Fourth quarter of fiscal 2006 represents a 14 week period, as fiscal 2006 includes 53 weeks.

(2)	Quarterly results for fiscal 2006 do not add to full year results due to rounding.
18. Restatement
     The consolidated statements of cash flows for the years ended February 3, 2007 and January 28, 2006 have been restated. Due to a mathematical error, we did not properly report in the statement of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statement of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a reduction of cash flows used in investing activities with an equal reduction of cash flows provided by operating activities. This restatement did not impact our previously reported balance sheets, statements of income, comprehensive income, or changes in stockholders’ equity.
     Further, we reclassified certain tenant allowances from increases or decreases in recoverable costs from developed properties to other captions within the cash flows from investing activities section of the statements of cash flows to enhance reporting of our capital expenditures. As a result, capital expenditures now include the Company’s investment in stores where it is considered the owner during the construction period. Proceeds from sale-leaseback transactions now include monies received by the Company for tenant allowances from landlords at stores where the Company is considered the owner during the construction period.
     The following table sets forth the effects of the restatement on certain line items within our previously reported statements of cash flows:

	Fiscal Year Ended 2006			Fiscal Year Ended 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
		(in thousands)			(in thousands)
Changes in accounts receivable	$43,619	$(42,802)	$817	$16,002	$(9,725)	$6,277
Changes in deferred construction allowances	30,110	(10,846)	19,264	11,032	1,622	12,654
Net cash provided by operating activities	196,216	(53,648)	142,568	169,530	(8,103)	161,427
Capital expenditures	(190,288)	27,293	(162,995)	(112,002)	(37,657)	(149,659)
Increase in recoverable costs from developed properties	(3,712)	3,712	—	(2,475)	2,475	—
Proceeds from sale-leaseback transactions	24,809	22,643	47,452	18,837	43,285	62,122
Net cash used in investing activities	$(169,191)	$53,648	$(115,543)	$(93,718)	$8,103	$(85,615)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC
By: /s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer and Director
Date: June 5, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK	Chairman and Chief Executive	June 5, 2007
Edward W. Stack	Officer and Director

/s/ WILLIAM J. COLOMBO	President and Chief Operating	June 5, 2007
William J. Colombo	Officer and Director

/s/ TIMOTHY E. KULLMAN	Senior Vice President and Chief Financial Officer	June 5, 2007
Timothy E. Kullman	(principal financial and accounting officer)

/s/ EMANUEL CHIRICO	Director	June 5, 2007
Emanuel Chirico

/s/ DAVID I. FUENTE	Director	June 5, 2007
David I. Fuente

/s/ WALTER ROSSI	Director	June 5, 2007
Walter Rossi

/s/ LAWRENCE J. SCHORR	Director	June 5, 2007
Lawrence J. Schorr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and for each of the three fiscal years in the period ended February 3, 2007, and have issued our report therein dated March 20, 2007 (June 5, 2007 as to the effects of the restatement discussed in Note 18) (which report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006, and the Company’s restatement of the fiscal year 2006 and 2005 consolidated statements of cash flows as discussed in Note 18), and have audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, and the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, and have issued our report thereon dated March 20, 2007 (June 5, 2007 as to the effect of the material weakness discussed in Report of Management on Internal Control Over Financial Reporting (as revised)) (which report expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting)); such consolidated financial statements and reports are included in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 of Part IV. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2007

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charged to	Other -		Balance at
	Beginning	Costs and	Acquisition		End
	of Period	Expenses	Related	Deductions	of Period
Fiscal 2004
Inventory reserve	$5,859	$—	$—	$(1,463)	$4,396
Allowance for doubtful accounts	1,101	992	3,472	(760)	4,805

Fiscal 2005
Inventory reserve	$4,396	$5,835	$—	$(900)	$9,331
Allowance for doubtful accounts	4,805	1,215	(2,995)	(1,125)	1,900

Fiscal 2006
Inventory reserve	$9,331	$10,545	$—	$(3,980)	$15,896
Allowance for doubtful accounts	1,900	925	—	(794)	2,031

Index to Exhibits

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, by and among the Registrant, Diamondback Acquisition, Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

2.2	Agreement and Plan of Merger dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 29, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

Exhibit
Number	Description	Method of Filing
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Registrant’s Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Lease Agreement, dated February 4, 1999, as amended for 388,000 square foot distribution center located in Smithton, Pennsylvania	Incorporated by reference to Exhibit 10.8 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.9	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.10	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.11	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.12	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.13	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.14	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

Exhibit
Number	Description	Method of Filing
10.15	Shareholder Tender Agreement, dated as of June 21, 2004, by and among the Registrant, Diamondbacks Acquisition Inc. and certain shareholders of Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

10.16	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004.

10.17	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005.

10.18	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.19	Lease Agreement dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc	Incorporated by reference to Exhibit 10.16 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.20	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 10.17 to Galyan’s Trading Company, Inc.’s Form S-1, File No. 333-57848, filed May 7, 2001

10.21	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2004.

10.22	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Dick’s Sporting Goods, Inc.	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

10.23	Offer Letter between the Company and Gwen K. Manto, Executive Vice President and Chief Merchandising Officer	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2005

10.24	Consulting and Separation Agreement, dated January 31, 2006, between Dick’s Sporting Goods, Inc. and Gary M. Sterling	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

10.25	Aircraft Sublease Agreement, dated February 13, 2006, for the business use of an aircraft, between Dick’s Sporting Goods, Inc. and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 14, 2006

10.26	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 6, 2006

10.27	Voting Agreement dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

10.28	First Amendment to the Second Amended and Restated Credit Agreement dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

Exhibit
Number	Description	Method of Filing
10.29	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.30	Cover Letter and Second Amended and Restated Employment Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.31	Stock Option Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.32	Restricted Stock Award Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.33	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 5, 2007 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of June 5, 2007 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 5, 2007and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of June 5, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith