Form 10-Q/A
period 2006-04-29
DICKS SPORTING GOODS INC
filed 2007-06-06
CIK 1089063

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

Explanatory Note
We are filing this amendment on Form 10-Q/A to restate our unaudited condensed consolidated statements of cash flows for the 13 weeks ended April 29, 2006 and April 30, 2005 as described in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Due to a mathematical error, we did not properly report in the statements of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statements of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a misstatement of cash flows used in investing activities with an equal misstatement of cash flows used in operating activities. This restatement did not impact our previously reported balance sheets, statements of operations, comprehensive income (loss), or changes in stockholders' equity. We are also filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended July 29 and October 28, 2006 to correct this error.
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
Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following Items have been amended as a result of the restatement:
     Part I – Item 1 – Financial Statements
     Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Part I – Item 4 – Controls and Procedures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in thousands)

	April 29,	January 28,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,347	$36,564
Accounts receivable, net	38,792	29,365
Income taxes receivable	2,909	—
Inventories, net	649,880	535,698
Prepaid expenses and other current assets	16,750	11,961
Deferred income taxes	3,726	429

Total current assets	743,404	614,017

Property and equipment, net	379,632	370,277
Construction in progress — leased facilities	5,247	7,338
Goodwill	156,628	156,628
Other assets	39,517	39,529

TOTAL ASSETS	$1,324,428	$1,187,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$324,794	$253,395
Accrued expenses	154,552	136,520
Deferred revenue and other liabilities	53,156	62,792
Income taxes payable	—	18,381
Current portion of other long-term debt and capital leases	253	181

Total current liabilities	532,755	471,269

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	48,275	—
Other long-term debt and capital leases	8,370	8,520
Non-cash obligations for construction in progress — leased facilities	5,247	7,338
Deferred revenue and other liabilities	117,902	113,369

Total long-term liabilities	352,294	301,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	369	365
Class B common stock	136	137
Additional paid-in capital	222,676	209,526
Retained earnings	214,260	202,842
Accumulated other comprehensive income	1,938	1,923

Total stockholders’ equity	439,379	414,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,324,428	$1,187,789

     See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED (as restated, see Note 8)
(Dollars in thousands)

	13 Weeks Ended
	April 29,	April 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,418	$(7,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,509	12,779
Deferred income taxes	(4,079)	(2,194)
Stock-based compensation	5,972	—
Excess tax benefit from stock-based compensation	(1,497)	—
Tax benefit from exercise of stock options	480	5,618
Other non-cash items	636	611
Changes in assets and liabilities:
Accounts receivable	(4,097)	(3,570)
Inventories	(114,182)	(75,692)
Prepaid expenses and other assets	(4,375)	(2,078)
Accounts payable	58,936	41,050
Accrued expenses	9,071	8,190
Income taxes payable	(16,490)	—
Deferred construction allowances	2,100	1,053
Deferred revenue and other liabilities	(5,541)	(775)

Net cash used in operating activities	(49,139)	(22,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,085)	(46,832)
Proceeds from sale-leaseback transactions	4,282	10,597

Net cash used in investing activities	(22,803)	(36,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	48,275	46,368
Payments on other long-term debt and capital leases	(78)	(137)
Proceeds from exercise of stock options	4,568	2,955
Excess tax benefit from stock-based compensation	1,497	—
Increase in bank overdraft	12,463	24,259

Net cash provided by financing activities	66,725	73,445

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,217)	14,871
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,347	$33,757

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$(2,091)	$7,438
Accrued property and equipment	$8,961	$7,586
Cash paid for interest	$1,849	$2,505
Cash paid for income taxes	$30,716	$1,174
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of April 29, 2006 and for the 13 weeks ended April 29, 2006 and April 30, 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2006 as filed with the Securities and Exchange Commission on March 23, 2006. Operating results for the 13 weeks ended April 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 or any other period.
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
Total stock-based compensation expense recognized for the 13 weeks ended April 29, 2006 was $6.0 million before income taxes and consisted of stock option and ESPP expense of $5.7 million and $0.3 million, respectively. The expense was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations. The related total tax benefit was $2.4 million for the 13 weeks ended April 29, 2006.
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

Disclosures for the period ended April 29, 2006 are not presented because the amounts are recognized in the consolidated statement of operations.
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

4. Goodwill and Other Intangible Assets
The Company reviews, on an annual basis during the fourth quarter, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if events or circumstances change that could cause the balance to be impaired. There were no impairments of goodwill during the 13 weeks ended April 29, 2006 or April 30, 2005. Finite-lived intangible assets are amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.
Acquired intangible assets subject to amortization at April 29, 2006 and April 30, 2005 were as follows (in thousands):

	April 29, 2006		April 30, 2005
Intangible Assets Subject to	Gross	Accumulated	Gross	Accumulated
Amortization:	Amount	Amortization	Amount	Amortization
Favorable/Unfavorable leases	$5,310	$(69)	$5,310	$2
Amortization expense for intangible assets subject to amortization was $0.1 million for both the 13 weeks ended April 29, 2006 and April 30, 2005. The estimated economic useful life is 11 years. The annual amortization expense of the favorable/unfavorable leases recorded as of April 29, 2006 is expected to be as follows (in thousands):

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

During the 13 weeks ended April 29, 2006, the $3.4 million of expense charged to earnings was recorded in cost of goods sold, including occupancy and distribution costs in the condensed consolidated statements of operations. Of the $22.2 million total liability, $5.8 million is recorded in accrued expenses and $16.4 million is recorded in long-term deferred revenue and other liabilities in the condensed consolidated balance sheets. The amounts above relate to store rent, common area maintenance and real estate taxes, and other contractual obligations.
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
7. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the 13 weeks ended April 29, 2006 and April 30, 2005 calculations as they were anti-dilutive. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Net income (loss)	$11,418	$(7,331)

Weighted average common shares outstanding (for basic calculation)	50,419	49,054
Dilutive effect of outstanding common stock options	4,178	—

Weighted average common shares outstanding (for diluted calculation)	54,597	49,054

Net earnings (loss) per common share — basic	$0.23	$(0.15)
Net earnings (loss) per common share — diluted	$0.21	$(0.15)
8. Restatement
The unaudited condensed consolidated statements of cash flows for the 13 weeks ended April 29, 2006 and April 30, 2005 have been restated. Due to a mathematical error, we did not properly report in the statements of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statements of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a misstatement of cash flows used in investing activities with an equal misstatement of cash flows used in operating activities. This restatement did not impact our previously reported balance sheets, statements of operations, comprehensive income (loss), or changes in stockholders’ equity.
Further, we reclassified certain tenant allowances from increases or decreases in recoverable costs from developed properties to other captions, within the cash flows from investing activities section of the statements of cash flows to enhance reporting of our capital expenditures. As a result, capital expenditures now include the Company’s investment in stores where it is considered the owner during the construction period. Proceeds from sale-leaseback transactions now include monies received by the Company for tenant allowances from landlords at stores where the Company is considered the owner during the construction period.
The following table sets forth the effects of the restatement on certain line items within our previously reported statements of cash flows:

	13 Weeks Ended April 29, 2006			13 Weeks Ended April 30, 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
	(in thousands)			(in thousands)
Changes in accounts receivable	$(6,028)	$1,931	$(4,097)	$(16,500)	$12,930	$(3,570)
Changes in deferred construction allowances	3,817	(1,717)	2,100	3,392	(2,339)	1,053
Net cash used in operating activities	(49,353)	214	(49,139)	(32,930)	10,591	(22,339)
Capital expenditures	(28,782)	1,697	(27,085)	(24,839)	(21,993)	(46,832)
Decrease (increase) in recoverable costs from developed properties	2,090	(2,090)	—	(5,839)	5,839	—
Proceeds from sale-leaseback transactions	4,103	179	4,282	5,034	5,563	10,597
Net cash used in investing activities	$(22,589)	$(214)	$(22,803)	$(25,644)	$(10,591)	$(36,235)

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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2006 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
On July 29, 2004, Dick’s Sporting Goods, Inc. acquired all of the common stock of Galyan’s Trading Company, Inc. (“Galyan’s”) which became a wholly owned subsidiary of Dick’s. Due to this acquisition, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2006 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: risks associated with combining businesses and/or with assimilating acquired companies and the fact that lease liabilities associated with store closures due to the Galyan’s acquisition are difficult to predict with a level of certainty and may be greater than expected.
RESTATEMENT
The following Management Discussion and Analysis gives effect to the restatement as discussed in Note 8 to the accompanying unaudited condensed consolidated financial statements.

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
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income increased to $11.4 million and earnings per diluted share increased to $0.21, as compared to the prior year net loss of $(7.3) million, or $(0.15) per share which included $32.5 million pre-tax of merger integration costs.
Net sales for the quarter increased 13% to $645.5 million. Comparable store sales increased 6.5%. The increase in comparable store sales is attributable to favorable results across most of our businesses. The sale of championship merchandise in the first quarter of 2006 due to the Pittsburgh Steelers Super Bowl win accounted for 2% of the comparable store sales increase. The former Galyan’s stores will be included in the comparable store base beginning in the second quarter of 2006.
As a percentage of net sales, gross profit increased 90 basis points to 27.52% for the quarter. The current quarter includes 53 basis points of occupancy expense (primarily rent and lease termination costs) for the relocation of the Orange, CT store. Excluding the store relocation charge, the Company leveraged occupancy expense 37 basis points mainly due to the increase in sales. Freight and distribution expense increased 12 basis points over last year primarily due to costs associated with the implementation of a new warehouse management system in both the Smithton and Plainfield distribution centers and an increase in the fuel surcharge charged by our carriers.

Effective the beginning of the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. Stock-based compensation expense recognized during the 13 weeks ended April 29, 2006 was $6.0 million and is included in selling, general and administration expenses in the condensed consolidated statement of operations.
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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	April 29,	April 30,	from Prior Year
	2006	2005	2005-2006
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	72.48	73.38	(90)

Gross profit	27.52	26.62	90
Selling, general and administrative expenses (3)	23.58	22.12	146
Pre-opening expenses (4)	0.64	0.46	18
Merger integration and store closing costs (5)	—	5.69	(569)

Income (loss) from operations	3.30	(1.65)	495
Interest expense, net (6)	0.35	0.49	(14)

Income (loss) before income taxes	2.95	(2.14)	509
Provision (benefit) for income taxes	1.18	(0.86)	204

Net income (loss)	1.77%	(1.28)%	305

Other Data:
Comparable store net sales increase (7)	6.5%	3.2%
Number of stores at end of period	263	236
Total square feet at end of period	15,162,144	13,601,586

(1)	Revenue from retail sales is recognized at the point of sale. Revenue from cash received for gift cards is deferred, and the revenue is recognized upon the redemption of the gift card. Sales are recorded net of estimated returns. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock–based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(5)	Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the rebranding of former Galyan’s stores as Dick’s stores, duplicative administrative costs, recruiting and system conversion costs.

(6)	Interest expense, net, results primarily from interest on our senior convertible notes and Second Amended and Restated Credit Agreement (the “Credit Agreement”).

(7)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location. The former Galyan’s stores will be included in the comparable store base beginning in the second quarter of 2006.
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
The increase in comparable store sales is attributable to favorable results across most of our businesses. The sale of championship merchandise in the first quarter of 2006 due to the Pittsburgh Steelers Super Bowl win accounted for 2% of the comparable store sales increase.
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
The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Net cash used in operating activities	$(49,139)	$(22,339)
Net cash used in investing activities	(22,803)	(36,235)
Net cash provided by financing activities	66,725	73,445

Net (decrease) increase in cash and cash equivalents	$(5,217)	$14,871

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
Cash used in operating activities for the 13 weeks ended April 29, 2006 totaled $49.1 million. The seasonal increase in inventory during the quarter used $114.2 million and a decrease in income taxes payable due to the timing of payments and higher federal extension payment used $16.5 million. Partially offsetting the aforementioned uses of cash were net income for the quarter which provided $11.4 million and the seasonal increase in accounts payable which provided $58.9 million.
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

Investing Activities
Cash used in investing activities for the 13 weeks ended April 29, 2006 totaled $22.8 million. Gross capital expenditures used $27.1 million and sale-leaseback transactions generated proceeds of $4.3 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
New, relocated and remodeled stores	$17,763	$35,591
Existing stores	6,445	2,617
Information systems	2,351	5,934
Administration and distribution	526	2,690

	$27,085	$46,832

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
OUTLOOK
Fiscal 2006 Comparisons to Fiscal 2005
•	Based on an estimated 55 million shares outstanding, the Company is increasing earnings guidance from the previous guidance of $1.77 – 1.81 to the new guidance of approximately $1.81 — 1.85 per diluted share (which includes $0.27 of stock option expense per diluted share).

•	During 2006, the Company expects to incur approximately $25 million of stock option expense on a pre-tax basis, or $0.27 per diluted share after tax.

•	Comparable store sales are expected to increase approximately 3% on a 52-week to 52-week comparative basis.

•	The Company expects to open 40 new stores in 2006. Two stores were relocated in the first quarter of 2006.
Second Quarter 2006
•	Based on an estimated 55 million shares outstanding, the Company estimates earnings per diluted share of $0.43 — 0.44 per share (which includes $0.07 of stock option expense per diluted share).

•	Comparable store sales are expected to increase approximately 3-4%.

•	The Company expects to open five new stores in the second quarter.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Restatement of Previously Issued Financial Statements
As disclosed in the Company’s original 10-Q filing for the period ended April 29, 2006, the Company had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to Company’s original 10-Q filing, the Company has restated its condensed consolidated statements of cash flows for the 13 weeks ended April 29, 2006 and April 30, 2005 as discussed in Note 8 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.
As a result, the Company has reassessed its evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon its reassessment, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Report (April 29, 2006).

Management, under the supervision and with the participation of our principal executive officer and principal financial officer, has reassessed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Management has concluded that as of April 29, 2006, the Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, the Company did not maintain effective controls to appropriately report tenant allowances received from landlords for construction of its new stores. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s condensed consolidated statements of cash flows for the period ended April 29, 2006. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.
Changes in Internal Control over Financial Reporting
Except as noted below, there was no change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In an effort to remediate the material weakness in the Company’s internal control over financial reporting described above, management has implemented a revised process to reconcile the cash received by the Company and the amounts owed to the Company from landlords for tenant allowances to ensure tenant allowances are properly reflected in the statement of cash flows in accordance with SFAS 95. Accordingly, management believes this process has remediated the material weakness discussed above.
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
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 23 and is incorporated herein by reference, are filed as part of this Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 6, 2007 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
SVP - Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 6, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of June 6, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 6, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E, Kullman, Senior Vice President and Chief Financial Officer, dated as of June 6, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith