Form 10-Q/A
period 2006-07-29
DICKS SPORTING GOODS INC
filed 2007-06-06
CIK 1089063

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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 8, 2006 was 37,280,540 and 13,592,845 respectively.

Explanatory Note
We are filing this amendment on Form 10-Q/A to restate our unaudited condensed consolidated statements of cash flows for the 26 weeks ended July 29, 2006 and July 30, 2005 as described in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Due to a mathematical error, we did not properly report in the statements of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statements of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a misstatement of cash flows used in investing activities with an equal misstatement of cash flows provided by operating activities. This restatement did not impact our previously reported balance sheets, statements of income, comprehensive income, or changes in stockholders’ equity. We are also filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended April 29 and October 28, 2006 to correct this error.
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
Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1, and 32.2 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	July 29,	January 28,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,926	$36,564
Accounts receivable, net	53,091	29,365
Inventories, net	636,839	535,698
Prepaid expenses and other current assets	18,133	11,961
Deferred income taxes	3,954	429

Total current assets	744,943	614,017

Property and equipment, net	392,412	370,277
Construction in progress — leased facilities	11,254	7,338
Goodwill	156,628	156,628
Other assets	47,900	39,529

TOTAL ASSETS	$1,353,137	$1,187,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$296,221	$253,395
Accrued expenses	166,756	136,520
Deferred revenue and other liabilities	51,325	62,792
Income taxes payable	4,940	18,381
Current portion of other long-term debt and capital leases	141	181

Total current liabilities	519,383	471,269

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	41,430	—
Other long-term debt and capital leases	8,444	8,520
Non-cash obligations for construction in progress — leased facilities	11,254	7,338
Deferred revenue and other liabilities	121,695	113,369

Total long-term liabilities	355,323	301,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	373	365
Class B common stock	136	137
Additional paid-in capital	236,620	209,526
Retained earnings	239,940	202,842
Accumulated other comprehensive income	1,362	1,923

Total stockholders’ equity	478,431	414,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,353,137	$1,187,789

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
NET INCOME	$25,681	$22,098	$37,098	$14,767
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available- for-sale securities, net of tax	(576)	1,188	(561)	1,287
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	(1,199)	—	(1,199)

COMPREHENSIVE INCOME	$25,105	$22,087	$36,537	$14,855

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED (as restated, see Note 8)
(Dollars in thousands)

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,098	$14,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,246	24,324
Deferred income taxes	(10,419)	(2,738)
Stock-based compensation	12,525	—
Excess tax benefit from stock-based compensation	(4,419)	—
Tax benefit from exercise of stock options	609	13,452
Gain on sale of investment	—	(1,844)
Other non-cash items	1,288	1,216
Changes in assets and liabilities:
Accounts receivable	(3,380)	(5,308)
Inventories	(101,141)	(78,994)
Prepaid expenses and other assets	(9,024)	(3,237)
Accounts payable	49,135	47,094
Accrued expenses	15,015	(5,727)
Income taxes payable	(8,196)	—
Deferred construction allowances	4,967	3,988
Deferred revenue and other liabilities	(6,485)	3,379

Net cash provided by operating activities	3,819	10,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,712)	(91,655)
Proceeds from sale-leaseback transactions	8,583	22,157
Proceeds from sale of investment	—	1,922

Net cash used in investing activities	(55,129)	(67,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	41,430	45,112
Payments on other long-term debt and capital leases	(116)	(274)
Proceeds from sale of common stock under employee stock purchase plan	2,098	2,135
Proceeds from exercise of stock options	6,150	6,347
Excess tax benefit from stock-based compensation	4,419	—
(Decrease) increase in bank overdraft	(6,309)	14,919

Net cash provided by financing activities	47,672	68,239

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,638)	11,035
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,926	$29,921

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$3,916	$5,462
Accrued property and equipment	$15,223	$(14,203)
Cash paid for interest	$4,551	$5,369
Cash paid for income taxes	$42,083	$3,310
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q/A and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of July 29, 2006 and for the 13 and 26 weeks ended July 29, 2006 and July 30, 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2006 as filed with the Securities and Exchange Commission on March 23, 2006. Operating results for the 13 and 26 weeks ended July 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 or any other period.
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
Total stock-based compensation expense recognized for the 13 weeks ended July 29, 2006 was $6.5 million before income taxes and consisted of stock option and ESPP expense of $6.2 million and $0.3 million, respectively. Total stock-based compensation expense recognized for the 26 weeks ended July 29, 2006 was $12.5 million before income taxes and consisted of stock option and ESPP expense of $11.9 million and $0.6 million, respectively. The expense was recorded in selling, general and administrative expenses in the condensed consolidated statement of income. The related total tax benefit was $2.5 million and $4.8 million for the 13 and 26 weeks ended July 29, 2006, respectively.
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
Disclosures for the period ended July 29, 2006 are not presented because the amounts are recognized in the condensed consolidated statement of income.
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
In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”). “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions”, which provides that entities should present such taxes on either a gross or net basis based on their accounting policies. The Company’s accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The implementation of EITF 06-3 in the first quarter of fiscal 2007 will not have a material impact on our financial statements.
4. Goodwill and Other Intangible Assets
The Company reviews, on an annual basis during the fourth quarter, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if events or circumstances change that could cause the balance to be impaired. There were no impairments of goodwill during the 13 and 26 weeks ended July 29, 2006 or July 30, 2005. Finite-lived intangible assets are amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.
Acquired intangible assets subject to amortization at July 29, 2006 and July 30, 2005 were as follows (in thousands):

	July 29, 2006		July 30, 2005
	Gross	Accumulated	Gross	Accumulated
Intangible Assets Subject to Amortization:	Amount	Amortization	Amount	Amortization
Favorable/Unfavorable leases	$5,310	$(92)	$5,310	$2
Amortization expense for intangible assets subject to amortization was less than $0.1 million for both the 13 and 26 weeks ended July 29, 2006 and July 30, 2005, respectively. The remaining estimated economic useful life is 10 years. The annual amortization expense of the favorable/unfavorable leases recorded as of July 29, 2006 is expected to be as follows (in thousands):

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

5. Store Closings
The following table summarizes the activity of the Dick’s store closing reserves and write-offs established due to store closings as a result of the Galyan’s acquisition as well as the relocation of one store during the 13 weeks ended April 29, 2006 (in thousands):

Lease and
Other Costs
Balance at January 28, 2006	$20,181
Expense charged to earnings	3,406
Cash payments for leases and other costs	(1,346)

Balance at April 29, 2006	22,241

Expense charged to earnings	—
Cash payments for leases and other costs	(1,433)

Balance at July 29, 2006	$20,808

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

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise	Contractual	Value (in
	Subject to Options	Price per Share	Life (Years)	thousands)
Outstanding, January 28, 2006	11,639,387	$15.32
Granted	1,173,888	37.93
Exercised	(521,971)	11.72
Cancelled	(351,090)	27.28

Outstanding, July 29, 2006	11,940,214	$17.35	6.79	$213,621

Exercisable, July 29, 2006	3,648,756	$10.39	5.44	$90,530

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

	Shares	Weighted Average Fair Value
Nonvested, January 28, 2006	7,767,647	$8.83
Granted	1,173,888	16.87
Vested	(299,748)	15.24
Forfeited	(350,329)	19.28

Nonvested, July 29, 2006	8,291,458	$9.20

As of July 29, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $44 million, which is expected to be recognized over a weighted average period of approximately 1.18 years.
The Company issues new shares of common stock upon exercise of stock options.
Additional information regarding options outstanding as of July 29, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$1.08 - $2.17	1,832,994	3.74	$1.90	1,832,994	$1.90
$6.00 - $10.48	3,736,440	6.24	6.38	633,133	7.31
$15.29 - $22.87	2,486,437	7.21	21.71	453,401	18.38
$25.07 - $34.68	1,625,454	7.58	25.95	469,693	25.83
$35.95 - $39.42	2,258,889	9.13	36.97	259,535	35.96

$1.08 - $39.42	11,940,214	6.79	$17.35	3,648,756	$10.39

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
7. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 26 weeks ended July 29, 2006 and July 30, 2005 as they were anti-dilutive. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

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

8. Restatement
The unaudited condensed consolidated statements of cash flows for the 26 weeks ended July 29, 2006 and July 30, 2005 have been restated. Due to a mathematical error, we did not properly report in the statements of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statements of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a misstatement of cash flows used in investing activities with an equal misstatement of cash flows provided by operating activities. This restatement did not impact our previously reported balance sheets, statements of income, comprehensive income, or changes in stockholders’ equity.
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
The following table sets forth the effects of the restatement on certain line items within our previously reported statements of cash flows:

	26 Weeks Ended July 29, 2006			26 Weeks Ended July 30, 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
	(in thousands)			(in thousands)
Changes in accounts receivable	$6,844	$(10,224)	$(3,380)	$(13,146)	$7,838	$(5,308)
Changes in deferred construction allowances	9,000	(4,033)	4,967	1,594	2,394	3,988
Net cash provided by operating activities	18,076	(14,257)	3,819	140	10,232	10,372
Capital expenditures	(73,370)	9,658	(63,712)	(69,521)	(22,134)	(91,655)
decrease in recoverable costs from developed properties	(3,917)	3,917	—	(2,007)	2,007	—
Proceeds from sale-leaseback transactions	7,901	682	8,583	12,262	9,895	22,157
Net cash used in investing activities	$(69,386)	$14,257	$(55,129)	$(57,344)	$(10,232)	$(67,576)

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
Effective the beginning of the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified-prospective transition method. Under this method, prior periods are not restated. Stock-based compensation expense recognized during the 13 weeks ended July 29, 2006 was $6.5 million and is included in selling, general and administration expenses in the condensed consolidated statement of income.

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

The following table presents for the periods indicated items in the condensed consolidated statements of income as a percentage of the Company’s net sales, as well as the percentage change in dollar amounts from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited condensed consolidated financial statements and related notes thereto.

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
The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
Net cash provided by operating activities	$3,819	$10,372
Net cash used in investing activities	(55,129)	(67,576)
Net cash provided by financing activities	47,672	68,239

Net (decrease) increase in cash and cash equivalents	$(3,638)	$11,035

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
Cash provided by operating activities for the 26 weeks ended July 29, 2006 totaled $3.8 million. The increase in inventory during the period used $101.1 million and was offset by net income for the 26 weeks ended July 29, 2006, which provided $37.1 million, the seasonal increase in accounts payable which provided $49.1 million and the non-cash charge for depreciation and amortization which totaled $26.2 million.

The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2006 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation” on the condensed consolidated statements of cash flows and was $4.4 million. The prior year tax benefit from exercise of stock options classified as an operating cash inflow was $13.5 million.
Investing Activities
Cash used in investing activities for the 26 weeks ended July 29, 2006 totaled $55.1 million. Gross capital expenditures used $63.7 million and sale-leaseback transactions generated proceeds of $8.6 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities:

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
New, relocated and remodeled stores	$40,940	$66,661
Existing stores	11,475	5,980
Information systems	6,190	10,369
Administration and distribution	5,107	8,645

	$63,712	$91,655

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
OUTLOOK
Fiscal 2006 Comparisons to Fiscal 2005
•	We are increasing earnings guidance for the full year as a result of our second quarter performance. Based on an estimated 55 million shares outstanding, the Company is increasing earnings guidance from the previous guidance of approximately $1.81 – 1.85 per diluted share to the new guidance of approximately $1.84 — 1.88 per diluted share (which includes $0.27 of stock option expense per diluted share).

•	During 2006, the Company expects to incur approximately $25 million of stock option expense on a pre-tax basis, or $0.27 per diluted share after tax.

•	Comparable store sales are expected to increase approximately 4% on a 52-week to 52-week comparative basis.

•	The Company expects to open 39 new stores in 2006.
Third Quarter 2006
•	Based on an estimated 55 million shares outstanding, the Company anticipates earnings per diluted share of approximately $0.03 — 0.04 (which includes $0.07 of stock option expense per diluted share).

•	Comparable store sales are expected to increase approximately 3-4%.

•	The Company expects to open 26 new stores in the third quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Restatement of Previously Issued Financial Statements
As disclosed in the Company’s original 10-Q filing for the period ended July 29, 2006, the Company had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to Company’s original 10-Q filing, the Company has restated its condensed consolidated statements of cash flows for the 26 weeks ended July 29, 2006 and July 30, 2005 as discussed in Note 8 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.
As a result, the Company has reassessed its evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon its reassessed evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Report (July 29, 2006).
Management, under the supervision and with the participation of our principal executive officer and principal financial officer, reassessed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Management has concluded that as of July 29, 2006, the Company did not maintain effective controls over the preparation and review of it’s consolidated statement of cash flows. Specifically, the Company did not maintain effective controls to appropriately report tenant allowances received from landlords for construction of it’s new stores. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s condensed consolidated statements of cash flows for the period ended July 29, 2006. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.
Changes in Internal Control over Financial Reporting
Except as noted below there was no change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 27 and is incorporated herein by reference, are filed as part of this Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 6, 2007 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN Timothy E. Kullman
SVP — Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 6, 2006

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 6, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of June 6, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 6, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of June 6, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith