Form 10-Q/A
period 2006-10-28
DICKS SPORTING GOODS INC
filed 2007-06-06
CIK 1089063

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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 6, 2006 was 37,974,517 and 13,542,845 respectively.

Explanatory Note
We are filing this amendment on Form 10-Q/A to restate our unaudited condensed consolidated statements of cash flows for the 39 weeks ended October 28, 2006 and October 29, 2005 as described in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Due to a mathematical error, we did not properly report in the statements of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statements of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a misstatement of cash flows used in investing activities with an equal misstatement of cash flows used in operating activities. This restatement did not impact our previously reported balance sheets, statements of income, comprehensive income, or changes in stockholders equity. We are also filing amendments to our Quarterly Reports on Form 10-Q for the quarters ended April 29 and July 29, 2006 to correct this error.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	October 28,	January 28,
	2006	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,137	$36,564
Accounts receivable, net	62,922	29,365
Income taxes receivable	16,100	—
Inventories, net	787,103	535,698
Prepaid expenses and other current assets	19,241	11,961
Deferred income taxes	—	429

Total current assets	920,503	614,017

Property and equipment, net	425,970	370,277
Construction in progress — leased facilities	22,229	7,338
Goodwill	156,628	156,628
Other assets	52,455	39,529

TOTAL ASSETS	$1,577,785	$1,187,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$384,727	$253,395
Accrued expenses	190,370	136,520
Deferred revenue and other liabilities	50,461	62,792
Income taxes payable	—	18,381
Current portion of other long-term debt and capital leases	141	181

Total current liabilities	625,699	471,269

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	101,823	—
Other long-term debt and capital leases	8,412	8,520
Non-cash obligations for construction in progress — leased facilities	22,229	7,338
Deferred revenue and other liabilities	140,793	113,369

Total long-term liabilities	445,757	301,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	380	365
Class B common stock	135	137
Additional paid-in capital	256,091	209,526
Retained earnings	247,735	202,842
Accumulated other comprehensive income	1,988	1,923

Total stockholders’ equity	506,329	414,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,577,785	$1,187,789

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED (as restated, see Note 10)
(Dollars in thousands)

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,893	$18,950
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39,378	36,542
Deferred income taxes	(11,109)	(13,983)
Stock-based compensation	18,719	—
Excess tax benefit from stock-based compensation	(11,776)	—
Tax benefit from exercise of stock options	996	14,193
Gain on sale of investment	—	(1,844)
Other non-cash items	1,951	1,841
Changes in assets and liabilities:
Accounts receivable	(29,595)	(13,993)
Inventories	(251,405)	(217,051)
Prepaid expenses and other assets	(9,546)	(4,940)
Accounts payable	128,303	96,778
Accrued expenses	32,353	7,348
Income taxes payable	(5,663)	—
Deferred construction allowances	11,694	5,117
Deferred revenue and other liabilities	(3,646)	3,608

Net cash used in operating activities	(44,453)	(67,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(109,191)	(125,443)
Proceeds from sale-leaseback transactions	22,601	44,185
Proceeds from sale of investment	—	1,922

Net cash used in investing activities	(86,590)	(79,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	101,823	126,476
Payments on other long-term debt and capital leases	(148)	(345)
Proceeds from sale of common stock under employee stock purchase plan	2,098	2,135
Proceeds from exercise of stock options	11,038	6,804
Excess tax benefit from stock-based compensation	11,776	—
Increase in bank overdraft	3,029	24,823

Net cash provided by financing activities	129,616	159,893

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,427)	13,123
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,564	18,886

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,137	$32,009

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$14,891	$(9,709)
Accrued property and equipment	$21,497	$(10,286)
Cash paid for interest	$6,905	$12,464
Cash paid for income taxes	$60,940	$4,304
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
Disclosures for the period ended October 28, 2006 are not presented because the amounts are recognized in the condensed consolidated statement of income.
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
4. Goodwill and Other Intangible Assets
The Company reviews, on an annual basis during the fourth quarter, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if events or circumstances change that could cause the balance to be impaired. There were no impairments of goodwill during the 13 and 39 weeks ended October 28, 2006 or October 29, 2005. Finite-lived intangible assets are amortized over their estimated useful economic lives and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.
Acquired intangible assets subject to amortization at October 28, 2006 and October 29, 2005 were as follows (in thousands):

	October 28, 2006		October 29, 2005
Intangible Assets Subject to	Gross	Accumulated	Gross	Accumulated
Amortization:	Amount	Amortization	Amount	Amortization
Favorable/Unfavorable leases	$5,310	$(140)	$5,310	$(22)
Amortization expense for intangible assets subject to amortization was less than $0.1 million for both the 13 and 39 weeks ended October 28, 2006 and October 29, 2005, respectively. The remaining estimated economic useful life is 10 years. The annual amortization expense of the favorable/unfavorable leases recorded as of October 28, 2006 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2006 (remaining three months)	$47
2007	241
2008	345
2009	453
2010	590
Thereafter	3,494

Total	$5,170

5. Store Closing and Relocation Reserves
At a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the condensed consolidated statements of income. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter.
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

The $3.4 million of expense charged to earnings for the 39 weeks ended October 28, 2006 was recorded in cost of goods sold, including occupancy and distribution costs in the condensed consolidated statements of income. Essentially all of the $21.8 million of expense charged to earnings for the 39 weeks ended October 29, 2005 was recorded in merger integration and store closing costs in the condensed consolidated statements of income. The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the condensed consolidated balance sheets.
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

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	Subject to	Price per	Contractual	Value (in
	Options	Share	Life (Years)	thousands)
Outstanding, January 28, 2006	11,639,387	$15.32
Granted	1,308,533	38.36
Exercised	(1,159,609)	9.44
Cancelled	(417,963)	28.44

Outstanding, October 28, 2006	11,370,348	$18.10	6.67	$355,782

Exercisable, October 28, 2006	6,173,413	$8.89	5.67	$249,944

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
The Company issues new shares of common stock upon exercise of stock options.
Additional information regarding options outstanding as of October 28, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of		Contractual	Average		Exercise
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Price
$1.08 - $2.17	1,360,449	3.38	$1.96	1,360,449	$1.96
$6.00 - $10.48	3,686,840	5.99	6.36	3,559,585	6.21
$15.29 - $22.87	2,486,437	6.96	21.71	620,918	18.36
$25.07 - $34.68	1,518,916	7.32	25.87	397,186	25.87
$35.95 - $42.14	2,317,706	8.94	37.27	235,275	35.97

$1.08 - $42.14	11,370,348	6.67	$18.10	6,173,413	$8.89

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
7. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 39 weeks ended October 28, 2006 and October 29, 2005. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

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
10. Restatement
The unaudited condensed consolidated statements of cash flows for the 39 weeks ended October 28, 2006 and October 29, 2005 have been restated. Due to a mathematical error, we did not properly report in the statements of cash flows tenant allowances received from landlords for the construction of our new stores during 2006. In addition, we have reclassified certain tenant allowances within the statements of cash flows for fiscal 2006 and fiscal 2005 so that the amounts reported as changes in deferred construction allowances represent monies received by the Company as tenant allowances from landlords at stores where the Company is not considered the owner during the construction period. This restatement resulted in a misstatement of cash flows used in investing activities with an equal misstatement of cash flows used in operating activities. This restatement did not impact our previously reported balance sheets, statements of income, comprehensive income, or changes in stockholders’ equity.
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
The following table sets forth the effects of the restatement on certain line items within our previously reported statements of cash flows:

	39 Weeks Ended October 28, 2006			39 Weeks Ended October 29, 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
	(in thousands)			(in thousands)
Changes in accounts receivable	$5,947	$(35,542)	$(29,595)	$(17,449)	$3,456	$(13,993)
Changes in deferred construction allowances	26,554	(14,860)	11,694	3,623	1,494	5,117
Net cash used in operating activities	5,949	(50,402)	(44,453)	(72,384)	4,950	(67,434)
Capital expenditures	(136,175)	26,984	(109,191)	(93,716)	(31,727)	(125,443)
Increase in recoverable costs from developed properties	(14,892)	14,892	—	(662)	662	—
Proceeds from sale-leaseback transactions	14,075	8,526	22,601	18,070	26,115	44,185
Net cash used in investing activities	$(136,992)	$50,402	$(86,590)	$(74,386)	$(4,950)	$(79,336)

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	October 28,	October 29,	from Prior Year
	2006 (1)	2005	2005-2006 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	72.39	72.97	(58)

Gross profit	27.61	27.03	58
Selling, general and administrative expenses (4)	22.94	22.09	85
Pre-opening expenses (5)	0.72	0.58	14
Merger integration and store closing costs (6)	—	2.13	(213)

Income from operations	3.96	2.23	173
Gain on sale of investment	—	(0.10)	(10)
Interest expense, net (7)	0.37	0.55	(18)

Income before income taxes	3.58	1.78	180
Provision for income taxes	1.43	0.71	72

Net income	2.15%	1.07%	108

Other Data:
Comparable store net sales increase (8)	7.7%	2.1%

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
The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
Net cash used in operating activities	$(44,453)	$(67,434)
Net cash used in investing activities	(86,590)	(79,336)
Net cash provided by financing activities	129,616	159,893

Net (decrease) increase in cash and cash equivalents	$(1,427)	$13,123

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
Cash used in operating activities for the 39 weeks ended October 28, 2006 totaled $44.5 million. The increase in inventory during the period used $251.4 million and was partially offset by the seasonal increase in accounts payable which provided $128.3 million. The increase in the cash provided by deferred construction allowances was due to an increase in the number of stores with landlord allowances and the timing of the receipt of the allowances as compared to the prior year. Net income for the 39 weeks ended October 28, 2006 provided $44.9 million, and the non-cash charge for depreciation and amortization totaled $39.4 million.
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
Investing Activities
Cash used in investing activities for the 39 weeks ended October 28, 2006 totaled $86.6 million. Gross capital expenditures used $109.2 million and sale-leaseback transactions generated proceeds of $22.6 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters. The following table presents the major categories of capital expenditure activities (in thousands):

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
New, relocated and remodeled stores	$64,470	$82,146
Existing stores	14,824	19,355
Information systems	8,012	14,698
Administration and distribution	21,885	9,244

	$109,191	$125,443

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
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2006. The Golf Galaxy acquisition, which is expected to close in early fiscal 2007, will be funded with the existing line of credit. The Company does not believe that the acquisition will impair the ability to be in compliance with the covenants of the Credit Agreement. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
Off-Balance Sheet Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of October 28, 2006 primarily relate to operating lease obligations and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles.
OUTLOOK
Fiscal 2006 Comparisons to Fiscal 2005
•	We are increasing earnings guidance for the full year as a result of our third quarter performance. Based on an estimated 55 million shares outstanding, the Company is increasing earnings guidance from approximately $1.84 – 1.88 per diluted share to the new guidance of approximately $1.95 – 1.98 per diluted share (which includes $0.26 of stock option expense per diluted share).

•	Comparable store sales are expected to increase approximately 6% on a 52-week to 52-week comparative basis.
Fourth Quarter 2006
•	Based on an estimated 56 million shares outstanding, the Company anticipates earnings per diluted share of approximately $1.13 – 1.16 (which includes $0.06 of stock option expense per diluted share).

•	Comparable store sales are expected to increase approximately 2 - 3%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Restatement of Previously Issued Financial Statements
As disclosed in the Company’s original 10-Q filing for the period ended October 28, 2006, the Company had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to Company’s original 10-Q filing, the Company has restated its condensed consolidated statements of cash flows for the 39 weeks ended October 28, 2006 and October 29, 2005 as discussed in Note 10 to the unaudited condensed consolidated financial statements included with Part I, Item 1 of this report.
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
Management, under the supervision and with the participation of our principal executive officer and principal financial officer, reassessed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Management has concluded that as of October 28, 2006, the Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, the Company did not maintain effective controls to appropriately report tenant allowances received from landlords for construction of its new stores. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s condensed consolidated statements of cash flows for the period ended October 28, 2006. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.
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
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 28 and is incorporated herein by reference, are filed as part of this Form 10-Q/A.

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