Form 10-Q
period 2007-05-05
DICKS SPORTING GOODS INC
filed 2007-06-06
CIK 1089063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 5, 2007
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of June 1, 2007 was 40,753,613 and 13,283,840, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	$823,553	$645,498

Cost of goods sold, including occupancy and distribution costs	579,134	467,833

GROSS PROFIT	244,419	177,665

Selling, general and administrative expenses	198,007	152,235

Pre-opening expenses	7,121	4,151

INCOME FROM OPERATIONS	39,291	21,279

Interest expense, net	3,207	2,249

INCOME BEFORE INCOME TAXES	36,084	19,030

Provision for income taxes	14,383	7,612

NET INCOME	$21,701	$11,418

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.23
Diluted	$0.38	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53,549	50,419
Diluted	57,221	54,596
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	May 5,	February 3,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,424	$135,942
Accounts receivable, net	61,474	39,687
Income taxes receivable	11,674	15,671
Inventories, net	818,432	641,464
Prepaid expenses and other current assets	40,771	37,015
Deferred income taxes	1,294	—

Total current assets	975,069	869,779

Property and equipment, net	489,726	433,071
Construction in progress — leased facilities	14,930	13,087
Goodwill	320,045	156,628
Other assets	63,266	51,700

TOTAL ASSETS	$1,863,036	$1,524,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$386,444	$286,668
Accrued expenses	180,736	190,365
Deferred revenue and other liabilities	74,420	87,798
Current portion of other long-term debt and capital leases	152	152

Total current liabilities	641,752	564,983

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	158,557	—
Other long-term debt and capital leases	8,362	8,365
Non-cash obligations for construction in progress — leased facilities	14,930	13,087
Deferred revenue and other liabilities	181,404	144,780

Total long-term liabilities	535,753	338,732

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	407	397
Class B common stock	133	134
Additional paid-in capital	346,806	302,766
Retained earnings	335,639	315,453
Accumulated other comprehensive income	2,546	1,800

Total stockholders’ equity	685,531	620,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,863,036	$1,524,265

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
NET INCOME	$21,701	$11,418
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities, net of tax	712	15
Foreign currency translation adjustment, net of tax	34	—

COMPREHENSIVE INCOME	$22,447	$11,433

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 28, 2006	36,545,332	$365	13,730,945	$137	$209,526	$202,842	$1,923	$414,793
Exchange of Class B common stock for common stock	337,105	3	(337,105)	(3)	—	—	—	—
Sale of common stock under stock plan	122,982	2	—	—	3,732	—	—	3,734
Exercise of stock options	2,685,858	27	—	—	23,015	—	—	23,042
Tax benefit on convertible note bond hedge	—	—	—	—	2,686	—	—	2,686
Net income	—	—	—	—	—	112,611	—	112,611
Stock-based compensation	—	—	—	—	24,303	—	—	24,303
Total tax benefit from exercise of stock options	—	—	—	—	39,504	—	—	39,504
Unrealized loss on securities available-for-sale, net of taxes of $66	—	—	—	—	—	—	(123)	(123)

BALANCE, February 3, 2007	39,691,277	$397	13,393,840	$134	$302,766	$315,453	$1,800	$620,550
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	39,691,277	$397	13,393,840	$134	$302,766	$313,938	$1,800	619,035
Exchange of Class B common stock for common stock	110,000	1	(110,000)	(1)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	8,647	—	—	8,647
Sale of common stock under stock plan	—	—	—	—	—	—	—	—
Exercise of stock options	908,753	9	—	—	17,387	—	—	17,396
Tax benefit on convertible note bond hedge	—	—	—	—	680	—	—	680
Net income	—	—	—	—	—	21,701	—	21,701
Stock-based compensation	—	—	—	—	6,902	—	—	6,902
Total tax benefit from exercise of stock options	—	—	—	—	10,424	—	—	10,424
Foreign currency translation adjustment, net of taxes of $23	—	—	—	—	—	—	34	34
Unrealized gain on securities available-for-sale, net of taxes of $383	—	—	—	—	—	—	712	712

BALANCE, May 5, 2007	40,710,030	$407	13,283,840	$133	$346,806	$335,639	$2,546	$685,531

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,701	$11,418
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,402	12,509
Deferred income taxes	(4,696)	(4,079)
Stock-based compensation	6,902	5,972
Excess tax benefit from stock-based compensation	(8,957)	(1,497)
Tax benefit from exercise of stock options	2,484	480
Other non-cash items	680	636
Changes in assets and liabilities:
Accounts receivable	(5,195)	(4,097)
Income taxes receivable	3,791	—
Inventories	(105,995)	(114,182)
Prepaid expenses and other assets	(777)	(4,375)
Accounts payable	71,021	58,936
Accrued expenses	(17,039)	9,071
Income taxes payable	8,635	(16,490)
Deferred construction allowances	9,136	2,100
Deferred revenue and other liabilities	(7,805)	(5,541)

Net cash used in operating activities	(9,712)	(49,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,410)	(27,085)
Proceeds from sale-leaseback transactions	2,864	4,282
Payment for purchase of Golf Galaxy, net of $4,859 cash acquired	(221,449)	—

Net cash used in investing activities	(263,995)	(22,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	158,557	48,275
Payments on other long-term debt and capital leases	(57)	(78)
Proceeds from sale of common stock under employee stock purchase plan	—	—
Proceeds from exercise of stock options	17,396	4,568
Excess tax benefit from stock-based compensation	8,957	1,497
(Decrease) increase in bank overdraft	(5,701)	12,463

Net cash provided by financing activities	179,152	66,725

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(94,518)	(5,217)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,942	36,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,424	$31,347

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$1,843	$(2,091)
Accrued property and equipment	$(7,647)	$8,961
Cash paid for interest	$3,340	$1,849
Cash paid for income taxes	$3,318	$30,716
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 309 stores in 34 states.
On February 13, 2007, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Golf Galaxy Inc., a multi-channel golf specialty retailer operating 75 stores in 28 states as of May 5, 2007. The Condensed Consolidated Statements of Income for the 13 weeks ended May 5, 2007 reflect the results of Golf Galaxy from the date of acquisition forward for the quarter ended May 5, 2007.
Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of May 5, 2007 and for the 13 weeks ended May 5, 2007 and April 29, 2006 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended February 3, 2007 as filed with the Securities and Exchange Commission on June 5, 2007. Operating results for the 13 weeks ended May 5, 2007 are not necessarily indicative of the results that may be expected for the year ending February 2, 2008 or any other period.
3. Newly Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial statements.
4. Acquisition
On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, Inc. (“Golf Galaxy”) which became a wholly owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. The Company paid $226.3 million which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our revolving line of credit.
The acquisition is being accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The preliminary allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company is in the process of beginning the independent appraisal for certain assets, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the Company has recorded $163.2 million of goodwill as a result of the acquisition. The following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$70,975
Other current assets (including cash)	13,585
Property and equipment, net	48,886
Other long term assets, excluding goodwill	7,560
Goodwill	163,210
Accounts payable	(34,000)
Accrued expenses	(13,197)
Other current liabilities	(9,759)
Other long-term liabilities	(17,729)

Fair value of net assets acquired, including intangibles	$229,531

The following unaudited proforma summary presents information as if Golf Galaxy had been acquired at the beginning the period presented. The proforma amounts include certain reclassifications to Golf Galaxy’s amounts to conform them to the Company’s reporting calendar and an increase in pre-tax interest expense of $2,766 for the 13 weeks ended April 29, 2006 to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of each period presented. The proforma amounts do not reflect any benefits from economies which might be achieved from combining the operations.
The proforma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

13 Weeks Ended
April 29,
2006
(Unaudited, in thousands, except per share amounts)
Net sales	$709,626

Net income	$11,002

Basic earnings per share	$0.22

Diluted earnings per share	$0.20
5. Store Closing and Relocation Reserves
On a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the consolidated statements of income. The calculation of accrued lease termination and other costs primarily include future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter.
The following table summarizes the activity of the store closing reserves established due to Dick’s store closings as a result of the Galyan’s acquisition as well as the relocation of two stores during fiscal 2006 (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Accrued store closing and relocation reserves, beginning of period	$19,903	$20,181
Expense charged to earnings	50	3,406
Cash payments	(1,141)	(1,346)
Interest accretion and other changes in assumptions	163	—

Accrued store closing and relocation reserves, end of period	18,975	22,241
Less: current portion of accrued store closing and relocation reserves	(6,294)	(5,832)

Long-term portion of accrued store closing and relocation reserves	$12,681	$16,409

Expense charged to earnings for the 13 weeks ended May 5, 2007 and April 29, 2006 was recorded in cost of goods sold, including occupancy and distribution costs in the condensed consolidated statements of income. The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the condensed consolidated balance sheets.
6. Stock-Based Compensation and Employee Stock Plans
Total stock-based compensation expense recognized for the 13 weeks ended May 5, 2007 and April 29, 2006 was $6.9 million and $6.0 million, respectively, before income taxes and includes Employee Stock Purchase Plan expense of $0.4 million and $0.3 million, respectively. The expense was recorded in selling, general and administrative expenses in the consolidated statements of operations. The related total tax benefit was $2.6 million and $2.4 million for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes-option-pricing model with the following assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	13 Weeks Ended		13 Weeks Ended
	May 5,	April 29,	May 5,	April 29,
Black - Scholes Valuation Assumptions (1)	2007	2006	2007	2006
Expected life (years) (2)	5.29	5.29	—	—
Expected volatility (3)	36.76 - 40.14%	39.01%	—	—
Weighted average volatility	37.31%	39.01%	—	—
Risk-free interest rate (4)	4.43 - 4.81%	4.63%	—	—
Expected dividend yield	—	—	—	—

Weighted average fair values	$24.87	$16.18	$—	$—

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s during the period in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of the similar awards.

(3)	Beginning on the date of adoption of SFAS 123R, expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption of SFAS 123R, expected volatility was estimated using the Company’s historical volatility and volatility of other publicly-traded retailers.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
The following summarizes all stock option transactions from February 3, 2007 through May 5, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value (in
	Options	Share	(Years)	thousands)
Outstanding, February 3, 2007	9,816,414	$19.76	6.64	$324,610
Granted	2,389,508	47.13	—	—
Exercised	908,753	19.10	—	—
Cancelled	201,123	35.45	—	—

Outstanding, May 5, 2007	11,096,046	$25.42	7.03	$323,301

Exercisable, May 5, 2007	5,321,732	$13.37	5.71	$219,214

The aggregate intrinsic value in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. As of May 5, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $81.4 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.4 years.
On February 13, 2007, the Company granted 150,000 restricted stock awards to certain executives of Golf Galaxy under the Company’s 2002 Stock Option Plan. One half of these restricted stock awards vest on the third anniversary of the date of grant, and one-half vest if and to the extent that certain disclosed performance targets are achieved by the recipient of the restricted stock award upon the third anniversary from the date of grant. The fair value of these awards is equal to the market price of the Company’s common stock on the date of grant.
7. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and warrants. The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 weeks ended May 5, 2007 and April 29, 2006. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Net income	$21,701	$11,418
Weighted average common shares outstanding (for basic calculation)	53,549	50,419
Dilutive effect of outstanding common stock options and warrants	3,672	4,178

Weighted average common shares outstanding (for diluted calculation)	57,221	54,597

Net earnings per common share — basic	$0.41	$0.23
Net earnings per common share — diluted	$0.38	$0.21
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options excluded from the calculation of earnings per share for the 13 weeks ended May 5, 2007 and April 29, 2006 were 2.2 million and 2.0 million, respectively.

8. Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Interest expense	$4,140	$2,397
Interest income	933	148

Interest expense, net	$3,207	$2,249

9. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of February 4, 2007, the Company had $12.0 million of unrecognized tax benefits, of which approximately $9.1 million would affect our effective tax rate if recognized. At May 5, 2007, the Company had $13.2 million of unrecognized tax benefits. The Company does not expect any reasonably possible material changes to the estimated amount of the liability associated with its uncertain tax positions through February 2, 2008.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 4, 2007, the Company had approximately $1.7 million of accrued interest related to uncertain tax positions.
The tax years 2004 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
10. Commitments and Contingencies
The Company enters into licensing agreements for the exclusive rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay an annual guaranteed minimum royalty. The aggregate amount of required payments at May 5, 2007 is as follows (in thousands):

Fiscal Year
Remainder of 2007	$1,731
2008	3,072
2009	3,621
2010	3,420
2011	2,700
Thereafter	26,700

$41,244

In addition, certain agreements require the Company to pay additional royalties if the qualified purchases are in excess of the guaranteed minimum. Payments made under agreements requiring minimum guaranteed contractual amounts were $0.4 million and $0.1 million for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively.
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; the outcome of litigation or legal actions against us; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by securities laws.
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of May 5, 2007, the Company operated 309 stores, with approximately 17.4 million square feet, in 34 states.
On February 13, 2007, a wholly owned subsidiary of Dick’s completed the acquisition of Golf Galaxy. As of May 5, 2007, Golf Galaxy operated 75 stores, with approximately 1.1 million square feet, in 28 states. The Condensed Consolidated Statements of Income for the 13 weeks ended May 5, 2007 reflect the results of Golf Galaxy from the date of acquisition forward for the quarter ended May 5, 2007.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007, the Company considers its policies on inventory valuation, vendor allowances, goodwill, intangible assets and impairment of long-lived assets, business combinations, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. With the adoption of FIN 48 as of February 4, 2007, the Company has added “Uncertain Tax Positions” as a critical accounting policy.
Uncertain Tax Positions
We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 9 to the unaudited condensed consolidated financial statements, “Income Taxes”, for additional detail on our uncertain tax positions.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the quarter increased to $21.7 million and earnings per diluted share increased to $0.38, as compared to net income of $11.4 million, or $0.21 per diluted share for the 13 weeks ended April 29, 2006.
Net sales for the quarter increased 28% to $823.6 million, largely driven by a comparable store sales increase of 2.0% , the opening of new stores, and the inclusion of Golf Galaxy in this year’s quarterly results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
As a percentage of net sales, gross profit increased 216 basis points to 29.68% for the quarter, due primarily to improved merchandise margins, increased efficiencies in the merchandise supply chain and lower occupancy costs in the current period as the prior period includes 53 basis points of occupancy expense (primarily rent and lease termination costs) for one store.
We ended the first quarter with $158.6 million of outstanding borrowings on our line of credit. There were no outstanding borrowings as of February 3, 2007.
As of May 5, 2007, the Company operated 309 Dick’s Sporting Goods stores and 75 Golf Galaxy stores, with approximately 18.5 million square feet, in 38 states. The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended			13 Weeks Ended
	May 5, 2007			April 29, 2006
	Dick’s	Golf Galaxy	Total	Dick’s
Beginning stores	294	65	359	255
New	15	10	25	8
Closed	—	—	—	—

Ending stores	309	75	384	263

Relocated stores	—	—	—	2

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	May 5,	April 29,	from Prior Year
	2007 (1)	2006	2006-2007 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	70.32	72.48	(216)

Gross profit	29.68	27.52	216
Selling, general and administrative expenses (4)	24.04	23.58	46
Pre-opening expenses (5)	0.86	0.64	22

Income from operations	4.77	3.30	147
Interest expense, net (6)	0.39	0.35	4

Income before income taxes	4.38	2.95	143
Provision for income taxes	1.75	1.18	57

Net income	2.64%	1.77%	87

Other data:
Comparable store net sales increase (7)	2.0%	6.5%
Number of stores at end of period (8)	384	263
Total square feet at end of period (8)	18,546,143	15,162,144

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(6)	Interest expense, net, results primarily from interest on our senior convertible notes and Second Amended and Restated Credit Agreement (the “Credit Agreement”).

(7)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

(8)	Number of stores at end of period and total square feet at end of period represents the combined companies as of May 5, 2007 and Dick’s on a stand-alone as of April 29, 2006.

13 Weeks Ended May 5, 2007 Compared to the 13 Weeks Ended April 29, 2006
Net Income
Net income for the quarter increased to $21.7 million and earnings per diluted share increased to $0.38, as compared to net income of $11.4 million, or $0.21 per diluted share for the 13 weeks ended April 29, 2006. The increase was primarily due to an increase in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.
Net Sales
Net sales for the quarter increased 28% to $823.6 million, largely driven by a comparable store sales increase of 2.0%, the opening of new stores, and the inclusion of Golf Galaxy in this year’s quarterly results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
The increase in comparable store sales is mostly attributable to sales increases in men’s and women’s apparel, casual footwear and cold weather accessories and boots due to relatively cold weather early in the quarter. Several businesses were held back by a later than expected start to some of the key spring sports seasons including golf, baseball, soccer and athletic footwear.
For the quarter, private label product sales represented 13.9% of net sales in our Dick’s stores, an increase from last year’s 12.5% of net sales.
Income from Operations
Income from operations increased to $39.2 million for the quarter from $21.3 million for the 13 weeks ended April 29, 2006. The increase was primarily due to a $66.8 million increase in gross profit, partially offset by a $45.8 million increase in selling, general and administrative expenses and a $3.0 million increase in preopening expenses.
Gross profit increased 37.6% to $244.4 million for the quarter from $177.7 million for the 13 weeks ended April 29, 2006. The 216 basis point increase is due primarily to improved merchandise margins, increased efficiencies in the merchandise supply chain and lower occupancy costs in the current period as the prior period includes 53 basis points of occupancy expense (primarily rent and lease termination costs) for the relocation of one store.
Selling, general and administrative expenses increased 30% to $198.0 million for the quarter from $152.2 million for the 13 weeks ended April 29, 2006. The 46 basis point increase was primarily due to an increase in net advertising expense.
Pre-opening expenses increased to $7.1 million for the quarter from $4.2 million for the 13 weeks ended April 29, 2006. Pre-opening expenses increased primarily due to the opening of 15 new Dick’s stores and ten new Golf Galaxy stores during the quarter as compared to the opening of eight new stores during the 13 weeks ended April 29, 2006. Pre-opening expense is also impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, was $3.2 million for the quarter as compared to $2.2 million for the 13 weeks ended April 29, 2006. The Company’s average borrowings outstanding on our Credit Agreement increased to $140.4 million for the quarter from $34.1 million for the 13 weeks ended April 29, 2006, primarily due to borrowings to fund the acquisition of Golf Galaxy and the average interest rate on the revolving line of credit increased by 42 basis points over last year.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Net cash used in operating activities	$(9,712)	$(49,139)
Net cash used in investing activities	(263,995)	(22,803)
Net cash provided by financing activities	179,152	66,725
Effect of exchange rate changes on cash	37	—

Net decrease in cash and cash equivalents	$(94,518)	$(5,217)

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
Cash used in operating activities for the 13 weeks ended May 5, 2007 totaled $9.7 million. The increase in inventory during the period used $106.0 million and was partially offset by the seasonal increase in accounts payable which provided $71.0 million. The increase in the cash provided by deferred construction allowances was due to an increase in the number of stores with landlord allowances and the timing of the receipt of the allowances as compared to the prior year. Net income for the 13 weeks ended May 5, 2007 provided $21.7 million, and the non-cash charge for depreciation and amortization totaled $16.4 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2007 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
Cash used in investing activities for the 13 weeks ended May 5, 2007 increased by $241.2 million, to $264.0 million primarily reflecting the payment for the purchase of Golf Galaxy of $221.4 million, net of $4.9 million cash acquired. Gross capital expenditures used $45.4 million and sale-leaseback transactions generated proceeds of $2.9 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.
We opened 25 stores during the 13 weeks ended May 5, 2007 as compared to opening eight stores and relocating two stores during the 13 weeks ended April 29, 2006. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
Cash requirements in 2007, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 45 new Dick’s stores, 17 new Golf Galaxy stores and relocate one Dick’s store in 2007. The Company also anticipates incurring additional expenditures for remodeling existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $115 million in 2007, including Golf Galaxy capital expenditure requirements.
Financing Activities
Cash provided by financing activities for the 13 weeks ended May 5, 2007 totaled $179.2 million primarily reflecting borrowings under the Credit Agreement of $158.6 million as a result of the Golf Galaxy acquisition. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.

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
Borrowings under the Credit Agreement were $158.6 million as of May 5, 2007. There were no outstanding borrowings under the Credit Agreement as of February 3, 2007. Total remaining borrowing capacity, after subtracting letters of credit as of May 5, 2007 and February 3, 2007 was $174.9 million and $333.5 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of May 5, 2007, the Company was in compliance with the terms of the Credit Agreement.
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2007. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of May 5, 2007 primarily relate to operating lease obligations, letters of credit and future minimum guaranteed contractual payments. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles.
OUTLOOK
Full Year 2007 – (52-Week Year) Comparisons to Fiscal 2006 – (53-Week Year)
•	Based on an estimated 58 million shares outstanding, we reaffirm our previous guidance for consolidated earnings per diluted share of approximately $2.37 - 2.40. This represents an approximate 18% increase over earnings per diluted share for the full year 2006 of $2.03 and includes the expected results of Golf Galaxy.

•	Comparable store sales for Dick’s stores are expected to increase approximately 1 – 2% as compared to a 6.0% increase last year.

•	The Company expects to open 45 new Dick’s stores, 17 new Golf Galaxy stores and relocate one Dick’s store in 2007.
Second Quarter 2007
•	Based on an estimated 58 million diluted shares outstanding, the Company anticipates consolidated earnings per diluted share of approximately $0.74 – 0.77. This represents an approximate 61% increase over earnings per diluted share for the second quarter 2006 of $0.47 and includes the expected results from Golf Galaxy.

•	Comparable store sales for Dick’s stores are expected to increase approximately 3 – 5%, or approximately 2 – 4%, adjusting for the shifted retail calendar which compares to a 6.5% increase in Q2 last year. Golf Galaxy will be included in the quarterly comparable store base beginning in Q2 2008, which will be the first full quarter following the anniversary of the date of acquisition.

•	The Company expects to open six new Dick’s stores, two new Golf Galaxy stores and relocate one Dick’s store.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K/A for the year ended February 3, 2007.
ITEM 4. CONTROLS AND PROCEDURES
During the first quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (May 5, 2007).
On February 13, 2007, the Company acquired Golf Galaxy by means of a merger of the Company’s wholly-owned subsidiary, and is currently integrating the processes, systems and controls relating to Golf Galaxy into the Company’s existing system of internal controls and procedures. As a result, the Company’s internal controls over financial reporting and the scope of management and the Company’s assessment of the effectiveness of the Company’s disclosure controls and procedures for the end of the period covered by this report included all of the Company’s business except for Golf Galaxy, which represents approximately 9% of total assets at May 5, 2007.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in three cases which make claims concerning alleged failures to pay overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005, and April of 2006, in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)) and the U.S. District Court for the Western District of Pennsylvania (James Premick v. Dick’s Sporting Goods, Inc. (“Premick”)). Because until September 2006 none of these cases were certified as class actions, we deemed them to be claims that were incidental to our business. In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In the Barrus case, the parties and the Court agreed to stay the litigation pending an attempt to resolve all claims through mediation. A mediation session was held in April 2007 resulting in the parties agreeing to hold a second mediation session in August 2007. The parties to the Parks case will meet in July or August 2007 to negotiate a schedule for the remainder of the case. All proceedings against the Company in the Premick case have been dismissed, and the Company is finalizing a settlement.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended February 3, 2007 as filed with the Securities and Exchange Commission on June 5, 2007, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 13, 2007, the Company assumed warrants exercisable for 150,000 shares of Golf Galaxy stock, in connection with the merger of the Company’s wholly-owned subsidiary with and into Golf Galaxy, resulting in Golf Galaxy becoming the Company’s wholly-owned subsidiary. Pursuant to the merger, the warrants are exercisable for shares of Dick’s stock at any time until March 16, 2016 at an exercise price of $46.48 per share, subject to adjustment in the event of a subdivision, reorganization, reclassification of the Company’s stock or a sale or change in control of the Company. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering due to lack of general solicitation or advertising, the status and knowledge of the warrant holders and publicly available information about the Company and its operations.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 22 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 6, 2007 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN Timothy E. Kullman
SVP — Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
4.1	Golf Galaxy, Inc. Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

4.2	Golf Galaxy, Inc 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.1	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.2	Cover letter and Second Amended and Restated Employment Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.3	Stock Option Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.4	Restricted Stock Award Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.5	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2007

10.6	Offer Letter between Dick’s Sporting Goods, Inc and Timothy E. Kullman, dated February 5, 2007, as amended by letter dated February 9, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 20, 2007

10.7	Amendment to Dick’s Sporting Goods Supplemental Smart Savings Plan	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 6, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President and Chief Financial Officer, dated as of June 6, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 6, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of June 6, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith