Form 10-Q
period 2007-08-04
DICKS SPORTING GOODS INC
filed 2007-08-28
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 4, 2007
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 24, 2007 was 42,033,054 and 13,248,840, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$1,013,421	$734,047	$1,836,975	$1,379,545

Cost of goods sold, including occupancy and distribution costs	714,761	526,650	1,293,896	994,482

GROSS PROFIT	298,660	207,397	543,079	385,063

Selling, general and administrative expenses	212,747	159,239	410,755	311,474

Pre-opening expenses	2,719	2,451	9,840	6,604

INCOME FROM OPERATIONS	83,194	45,707	122,484	66,985

Interest expense, net	3,629	2,906	6,835	5,155

INCOME BEFORE INCOME TAXES	79,565	42,801	115,649	61,830

Provision for income taxes	31,635	17,120	46,017	24,732

NET INCOME	$47,930	$25,681	$69,632	$37,098

EARNINGS PER COMMON SHARE:
Basic	$0.88	$0.51	$1.29	$0.73
Diluted	$0.83	$0.47	$1.21	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	54,290	50,746	53,920	50,583
Diluted	57,764	54,887	57,493	54,742
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	August 4,	February 3,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,489	$135,942
Accounts receivable, net	62,514	39,687
Income taxes receivable	—	15,671
Inventories, net	791,654	641,464
Prepaid expenses and other current assets	41,811	37,015
Deferred income taxes	1,079	—

Total current assets	947,547	869,779

Property and equipment, net	499,109	433,071
Construction in progress — leased facilities	7,681	13,087
Goodwill	320,156	156,628
Other assets	71,658	51,700

TOTAL ASSETS	$1,846,151	$1,524,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$357,184	$286,668
Accrued expenses	208,061	190,365
Deferred revenue and other liabilities	74,631	87,798
Income taxes payable	2,717	—
Current portion of other long-term debt and capital leases	152	152

Total current liabilities	642,745	564,983

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	52,307	—
Other long-term debt and capital leases	8,320	8,365
Non-cash obligations for construction in progress — leased facilities	7,681	13,087
Deferred revenue and other liabilities	187,994	144,780

Total long-term liabilities	428,802	338,732

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	419	397
Class B common stock	133	134
Additional paid-in capital	387,977	302,766
Retained earnings	383,570	315,453
Accumulated other comprehensive income	2,505	1,800

Total stockholders’ equity	774,604	620,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,846,151	$1,524,265

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
NET INCOME	$47,930	$25,681	$69,632	$37,098
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available-for-sale securities, net of tax	(69)	(576)	643	(561)
Foreign currency translation adjustment, net of tax	28	—	62	—

COMPREHENSIVE INCOME	$47,889	$25,105	$70,337	$36,537

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 28, 2006	36,545,332	$365	13,730,945	$137	$209,526	$202,842	$1,923	$414,793
Exchange of Class B common stock for common stock	337,105	3	(337,105)	(3)	—	—	—	—
Sale of common stock under stock plan	122,982	2	—	—	3,732	—	—	3,734
Exercise of stock options	2,685,858	27	—	—	23,015	—	—	23,042
Tax benefit on convertible note bond hedge	—	—	—	—	2,686	—	—	2,686
Net income	—	—	—	—	—	112,611	—	112,611
Stock-based compensation	—	—	—	—	24,303	—	—	24,303
Total tax benefit from exercise of stock options	—	—	—	—	39,504	—	—	39,504
Unrealized loss on securities available-for-sale, net of taxes of $66	—	—	—	—	—	—	(123)	(123)

BALANCE, February 3, 2007	39,691,277	$397	13,393,840	$134	$302,766	$315,453	$1,800	$620,550
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	39,691,277	$397	13,393,840	$134	$302,766	$313,938	$1,800	619,035
Exchange of Class B common stock for common stock	135,000	1	(135,000)	(1)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	8,647	—	—	8,647
Sale of common stock under stock plan	59,201	1	—	—	2,465	—	—	2,466
Exercise of stock options	2,056,274	20	—	—	24,692	—	—	24,712
Tax benefit on convertible note bond hedge	—	—	—	—	1,370	—	—	1,370
Net income	—	—	—	—	—	69,632	—	69,632
Stock-based compensation	—	—	—	—	14,781	—	—	14,781
Total tax benefit from exercise of stock options	—	—	—	—	33,256	—	—	33,256
Foreign currency translation adjustment, net of taxes of $41	—	—	—	—	—	—	62	62
Unrealized gain on securities available-for-sale, net of taxes of $346	—	—	—	—	—	—	643	643

BALANCE, August 4, 2007	41,941,752	$419	13,258,840	$133	$387,977	$383,570	$2,505	$774,604

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
		July 29,
	August 4,	2006
	2007	(Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,632	$37,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,036	26,246
Deferred income taxes	(10,391)	(10,419)
Stock-based compensation	14,781	12,525
Excess tax benefit from stock-based compensation	(30,592)	(4,419)
Tax benefit from exercise of stock options	3,745	609
Tax benefit from convertible bond hedge	1,370	1,288
Changes in assets and liabilities:
Accounts receivable	(12,056)	(5,179)
Income taxes payable/receivable	46,551	(8,196)
Inventories	(79,217)	(101,141)
Prepaid expenses and other assets	(2,550)	(9,024)
Accounts payable	57,967	49,135
Accrued expenses	1,527	15,015
Deferred construction allowances	22,593	4,967
Deferred revenue and other liabilities	(8,460)	(6,485)

Net cash provided by operating activities	112,936	2,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76,884)	(63,712)
Proceeds from sale-leaseback transactions	9,226	4,583
Payment for purchase of Golf Galaxy, net of $4,859 cash acquired	(221,461)	—

Net cash used in investing activities	(289,119)	(59,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	52,307	41,430
Payments on other long-term debt and capital leases	(97)	(116)
Construction allowance receipts	2,699	5,799
Proceeds from sale of common stock under employee stock purchase plan	2,466	2,098
Proceeds from exercise of stock options	24,712	6,150
Excess tax benefit from stock-based compensation	30,592	4,419
Decrease in bank overdraft	(22,013)	(6,309)

Net cash provided by financing activities	90,666	53,471

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	64	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,453)	(3,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,942	36,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,489	$32,926

Supplemental non-cash investing and financing activities:
Construction in progress — leased facilities	$(5,406)	$3,916
Accrued property and equipment	$1,027	$15,223
Cash paid for interest	$7,509	$4,551
Cash paid for income taxes	$5,426	$42,083
Stock options issued for acquisition	$8,647	$—
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 315 stores in 34 states.
On February 13, 2007, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Golf Galaxy Inc., a multi-channel golf specialty retailer operating 77 stores in 29 states as of August 4, 2007. The Unaudited Condensed Consolidated Statements of Income for the 13 and 26 weeks ended August 4, 2007 reflect the results of Golf Galaxy from the date of acquisition forward for 2007.
Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of August 4, 2007 and for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended February 3, 2007 as filed with the Securities and Exchange Commission on June 5, 2007. Operating results for the 13 and 26 weeks ended August 4, 2007 are not necessarily indicative of the results that may be expected for the year ending February 2, 2008 or any other period.
3. Correction to Previously Reported Amounts
Certain corrections have been made for the reporting of the Company’s cash flows related to the receipt of construction allowances. Our condensed consolidated statements of cash flows for the 26 weeks ended July 29, 2006 have been revised to correct an immaterial error in our accounting for the receipt of construction allowances, which should have been presented as financing activities when such construction allowances related to stores where the Company is considered the owner at the time of receipt, rather than as operating or investing activities, as previously reported. The effect of this correction was to decrease cash provided by operating activities by $1.8 million, increase cash used in investing activities by $4.0 million and increase cash provided by financing activities by $5.8 million for the 26 weeks ended July 29, 2006. The correction did not affect the previously reported results of operations of the Company nor did it change the amount of total cash flows for the Company. The Company believes that the effect of this misstatement was not material, either quantitatively or qualitatively, to the statement of cash flows previously reported for the 26 weeks ended July 29, 2006 or any prior year.

	26 Weeks Ended July 29, 2006
	As previously
	reported	Correction	As corrected

Net cash provided by operating activities	$3,819	$(1,799)	$2,020

Net cash used in investing activities	(55,129)	(4,000)	(59,129)

Net cash provided by financing activities	$47,672	$5,799	$53,471

Construction Allowances — The Company conducts a substantial portion of its business in leased properties. The Company may receive reimbursement from a landlord for some of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances, construction allowances, or landlord reimbursements (“construction allowances”).
The Company’s accounting for construction allowances differs if a store lease is accounted for under the provisions of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. Some of the Company’s leases have a cap on the construction allowance which places the Company at risk for cost overruns and causes the Company to be deemed the owner during the construction period. In cases where the Company is deemed to be the owner during the construction period, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the base term of the lease. The Company reports the amount of cash received for the construction allowance as “Construction Allowance Receipts” within the financing activities section of its consolidated statements of cash flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as “Proceeds from sale leaseback transactions” within the investing activities section of its consolidated statements of cash flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.
In instances where the Company is not deemed to be the owner during the construction period, reimbursement from a landlord for tenant improvements is classified as an incentive and included in deferred revenue and other liabilities on the consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the base term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in “Deferred construction allowances”.
4. Newly Issued Accounting Pronouncements
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
5. Acquisition
On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, Inc. (“Golf Galaxy”) which became a wholly owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. The Company paid $226.3 million which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our Second Amended and Restated Credit Agreement (the “Credit Agreement”), as amended to date.
The acquisition is being accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The preliminary allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company is in the process of obtaining an independent appraisal for certain assets, including intangibles not yet identified, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the Company has recorded $163.3 million of goodwill as a result of the acquisition. The following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$70,975
Other current assets (including cash)	13,585
Property and equipment, net	48,886
Other long term assets, excluding goodwill	7,560
Goodwill	163,332
Accounts payable	(34,000)
Accrued expenses	(13,197)
Other current liabilities	(9,759)
Other long-term liabilities	(17,729)

Fair value of net assets acquired, including intangibles	$229,653

The following unaudited proforma summary presents information as if Golf Galaxy had been acquired at the beginning of the periods presented. The proforma amounts include certain reclassifications to Golf Galaxy’s amounts to conform them to the Company’s reporting calendar and an increase in pre-tax interest expense of $2,853 and $5,620 for the 13 and 26 weeks ended July 29, 2006, respectively, to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of each period presented. The proforma amounts do not reflect any benefits from economies which might be achieved from combining the operations.
The proforma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	13 Weeks Ended	26 Weeks Ended
	July 29,	July 29,
	2006	2006
	(Unaudited, in thousands, except per share amounts)
Net sales	$834,218	$1,543,844

Net income	$30,553	$41,554

Basic earnings per share	$0.60	$0.82

Diluted earnings per share	$0.56	$0.76
6. Store Closing and Relocation Reserves
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
The following table summarizes the activity of the store closing reserves established due to Dick’s store closings as a result of the Galyan’s acquisition and subsequent store closings as part of the Company’s normal business operations (in thousands):

Lease and
Other Costs
Balance at February 3, 2007	$19,903
Expense charged to earnings	50
Cash payments	(1,141)
Interest accretion and other changes in assumptions	163

Balance at May 5, 2007	18,975

Expense charged to earnings	2,840
Cash payments	(1,165)
Interest accretion and other changes in assumptions	(107)

Balance at August 4, 2007	20,543

Less: current portion of accrued store closing and relocation reserves	6,811

Long-term portion of accrued store closing and relocation reserves	$13,732

Expense charged to earnings was recorded in cost of goods sold, including occupancy and distribution costs in the condensed consolidated statements of income. The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the condensed consolidated balance sheets.
7. Stock-Based Compensation and Employee Stock Plans
Total pre-tax stock-based compensation expense recognized for the 13 weeks ended August 4, 2007 and July 29, 2006 was $7.9 million and $6.5 million, respectively, and $14.8 million and $12.5 million for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively. Total stock-based compensation expense consisted of stock option expense of $7.5 million and $14.0 million and employee stock purchase plan (“ESPP”) expense of $0.4 million and $0.8 million for the 13 and 26 weeks ended August 4, 2007 and stock option expense of $6.2 million and $11.9 million and ESPP expense of $0.3 million and $0.6 million for the 13 and 26 weeks ended July 29, 2006. The expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income. The related total tax benefit for the 13 weeks ended August 4, 2007 and July 29, 2006 was $3.0 million and $2.5 million, respectively. The related total tax benefit for the 26 weeks ended August 4, 2007 and July 29, 2006 was $5.6 million and $4.8 million, respectively.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes-option-pricing model with the following assumptions for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006:

	Employee Stock Options		ESPP
	13 Weeks Ended		13 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
Black - Scholes Valuation Assumptions (1)	2007	2006	2007	2006
Expected life (years) (2)	5.29	5.29	0.50	0.50
Weighted average volatility (3)	36.45%	38.32%	25.66%	24.10%
Risk-free interest rate (4)	4.94%	4.97%	5.02%	5.31%
Expected dividend yield	—	—	—	—

Weighted average fair values	$22.53	$16.87	$12.93	$8.67

	Employee Stock Options		ESPP
	26 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
Black - Scholes Valuation Assumptions (1)	2007	2006	2007	2006
Expected life (years) (2)	5.29	5.29	0.50	0.50
Expected volatility (3)	36.45% - 37.39%	38.32% - 39.01%	25.66%	24.10%
Weighted average volatility	37.01%	39.00%	25.66%	24.10%
Risk-free interest rate (4)	4.43% - 4.94%	4.63% - 4.97%	5.02%	5.31%
Expected dividend yield	—	—	—	—

Weighted average fair values	$22.60	$16.19	$12.93	$8.67

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s in conjunction with the acquisition of Golf Galaxy on February 13, 2007.
(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of the similar awards.
(3)	Beginning on the date of adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption of SFAS 123R, expected volatility was estimated using the Company’s historical volatility and volatility of other publicly-traded retailers.
(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
The following summarizes all stock option transactions from February 3, 2007 through August 4, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value (in
	Options	Share	(Years)	thousands)
Outstanding, February 3, 2007	9,816,414	$19.76	6.64	$324,610
Granted	2,623,908	50.95	—	—
Exercised	2,056,274	11.99	—	—
Cancelled	290,920	36.99	—	—

Outstanding, August 4, 2007	10,093,128	$28.96	6.87	$287,603

Exercisable, August 4, 2007	4,243,932	$14.48	5.68	$182,372

The aggregate intrinsic value in the table above is based on the Company’s closing stock price for the last business day of the period indicated. As of August 4, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $77.2 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.8 years.
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

8. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and warrants. The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury stock method. The aggregate number of shares, totaling 4,388,024, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net income	$47,930	$25,681	$69,632	$37,098

Weighted average common shares outstanding (for basic calculation)	54,290	50,746	53,920	50,583
Dilutive effect of outstanding common stock options and warrants	3,474	4,141	3,573	4,159

Weighted average common shares outstanding (for diluted calculation)	57,764	54,887	57,493	54,742

Net earnings per common share — basic	$0.88	$0.51	$1.29	$0.73
Net earnings per common share — diluted	$0.83	$0.47	$1.21	$0.68
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options excluded from the calculation of earnings per share for the 13 weeks ended August 4, 2007 and July 29, 2006 were 2.3 million and 2.4 million, respectively. Anti-dilutive options excluded from the calculation of earnings per share for the 26 weeks ended August 4, 2007 and July 29, 2006 were 2.2 million and 2.4 million, respectively.
9. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Interest expense	$3,909	$2,938	$8,018	$5,335
Interest income	280	32	1,183	180

Interest expense, net	$3,629	$2,906	$6,835	$5,155

On July 27, 2007, the Company entered into a Fourth Amendment to its Credit Agreement that, among other things, extended the maturity of the Credit Agreement from July 2008 to July 2012, increased the potential Aggregate Revolving Credit Commitment, as defined in the Credit Agreement, from $350 million to a potential commitment of $450 million and reduced certain applicable interest rates and fees charged under the Credit Agreement.
10. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of February 4, 2007, the Company had $12.0 million of unrecognized tax benefits, of which approximately $9.1 million would affect our effective tax rate if recognized. At August 4, 2007, the Company had $13.4 million of unrecognized tax benefits. The Company does not expect any reasonably possible material changes to the estimated amount of the liability associated with its uncertain tax positions through February 2, 2008.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 4, 2007, the Company had approximately $1.9 million of accrued interest related to uncertain tax positions.

The tax years 2004 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
11. Commitments and Contingencies
The Company enters into licensing agreements for the exclusive rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay an annual guaranteed minimum royalty. The aggregate amount of required payments at August 4, 2007 is as follows (in thousands):

Fiscal Year
Remainder of 2007	$2,106
2008	7,798
2009	9,544
2010	10,886
2011	12,221
Thereafter	57,008

$99,563

In addition, certain agreements require the Company to pay additional royalties if the qualified purchases are in excess of the guaranteed minimum. Payments made under agreements requiring minimum guaranteed contractual amounts were $0.5 million and $0.2 million for the 13 weeks ended August 4, 2007 and July 29, 2006, respectively, and $0.9 million and $0.3 million for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions; risks and uncertainties associated with assimilating acquired companies; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; the outcome of litigation or legal actions against us; changes in our business strategies; any factor described under Part II-Item 1A Risk Factors and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of August 4, 2007, the Company operated 315 Dick’s Sporting Goods stores, with approximately 17.8 million square feet, in 34 states.
On February 13, 2007, a wholly owned subsidiary of Dick’s completed the acquisition of Golf Galaxy. As of August 4, 2007, Golf Galaxy operated 77 stores, with approximately 1.1 million square feet, in 29 states. The Condensed Consolidated Statements of Income for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006 reflect the results of Golf Galaxy from the date of acquisition forward for 2007.
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
Uncertain Tax Positions
We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See note 10 to the unaudited condensed consolidated financial statements, “Income Taxes”, for additional detail on our uncertain tax positions.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the quarter increased to $47.9 million and earnings per diluted share increased to $0.83, as compared to net income of $25.7 million, or $0.47 per diluted share for the 13 weeks ended July 29, 2006.
Net sales for the quarter increased 38% to $1,013.4 million, largely driven by a comparable store sales increase of 7.2%, the opening of new stores, and the inclusion of Golf Galaxy in this year’s quarterly results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
As a percentage of net sales, gross profit increased 122 basis points to 29.47% for the quarter, due primarily to improved merchandise margins, increased efficiencies in the merchandise supply chain and lower occupancy costs in the current period due to leverage from increased sales.
We ended the second quarter with $52.3 million of outstanding borrowings on our line of credit. There were no outstanding borrowings as of February 3, 2007.
As of August 4, 2007, the Company operated 315 Dick’s Sporting Goods stores and 77 Golf Galaxy stores, with approximately 18.9 million square feet, in 39 states. The following represents a reconciliation of beginning and ending stores for the periods indicated:

	Fiscal			Fiscal
	2007			2006
	Dick’s Sporting			Dick’s Sporting
	Goods	Golf Galaxy	Total	Goods
Beginning stores	294	65	359	255
Q1 New	15	10	25	8
Q2 New	6	2	8	5

Ending stores	315	77	392	268

Relocated stores	1	—	1	2

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	August 4,	July 29,	from Prior Year
	2007	2006	2006-2007
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	70.53	71.75	(122)

Gross profit	29.47	28.25	122
Selling, general and administrative expenses (4)	20.99	21.69	(70)
Pre-opening expenses (5)	0.27	0.33	(6)

Income from operations	8.21	6.23	198
Interest expense, net (6)	0.36	0.40	(4)

Income before income taxes	7.85	5.83	202
Provision for income taxes	3.12	2.33	79

Net income	4.73%	3.50%	123

Other Data:
Comparable store net sales increase (7)	7.2%	6.5%
Number of stores at end of period (8)	392	268
Total square feet at end of period (8)	18,913,942	15,466,291

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	26 Weeks Ended		Net Sales
	August 4,	July 29,	from Prior Year
	2007 (1)	2006	2006-2007 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	70.44	72.09	(165)

Gross profit	29.56	27.91	165
Selling, general and administrative expenses (4)	22.36	22.58	(22)
Pre-opening expenses (5)	0.54	0.48	6

Income from operations	6.67	4.86	181
Interest expense, net (6)	0.37	0.37	0

Income before income taxes	6.30	4.48	182
Provision for income taxes	2.51	1.79	72

Net income	3.79%	2.69%	110

Other Data:
Comparable store net sales increase (7)	4.7%	6.9%
Number of stores at end of period (8)	392	268
Total square feet at end of period (8)	18,913,942	15,466,291

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
(6)  Interest expense, net, results primarily from interest on our senior convertible notes and Second Amended and Restated Credit Agreement as amended to date.
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
(8)  Number of stores at end of period and total square feet at end of period represents the combined companies as of August 4, 2007 and Dick’s on a stand-alone as of July 29, 2006.
13 Weeks Ended August 4, 2007 Compared to the 13 Weeks Ended July 29, 2006
Net Income
Net income for the quarter increased to $47.9 million and earnings per diluted share increased to $0.83, as compared to net income of $25.7 million, or $0.47 per diluted share for the 13 weeks ended July 29, 2006. The increase was primarily due to an increase in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.
Net Sales
Net sales for the quarter increased 38% to $1,013.4 million, largely driven by a comparable store sales increase of 7.2%, the opening of new stores, and the inclusion of Golf Galaxy in this year’s quarterly results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
The increase in comparable store sales is mostly attributable to sales increases in golf equipment and apparel, casual footwear, cleats, water sports and athletic footwear. Several businesses that were held back by a later than expected start to some of the key spring sports seasons during the Company’s first quarter of 2007 including golf, soccer and athletic footwear showed improvement during the second quarter as weather improved.
For the quarter, private label product sales represented 17.6% of net sales in our Dick’s Sporting Goods stores, an increase from last year’s 17.0% of net sales.
Income from Operations
Income from operations increased to $83.2 million for the quarter from $45.7 million for the 13 weeks ended July 29, 2006. The increase was primarily due to a $91.3 million increase in gross profit, partially offset by a $53.5 million increase in selling, general and administrative expenses.
Gross profit increased 44% to $298.7 million for the quarter from $207.4 million for the 13 weeks ended July 29, 2006. The 122 basis point increase is due primarily to improved merchandise margins as the Company gained scale from its buying leverage with vendors, mitigated markdowns through better inventory planning and increased the penetration of private label product sales, lower freight and distribution expenses resulting from initiatives to increase efficiencies in these areas and lower occupancy costs in the current period due to leverage from increased sales.
Selling, general and administrative expenses increased 34% to $212.7 million for the quarter from $159.2 million for the 13 weeks ended July 29, 2006. The 70 basis point decrease was primarily driven by leverage of payroll and store expenses and the magnitude of Golf Galaxy’s contribution to our overall selling, general and administrative expenses in their seasonally large second quarter.
Pre-opening expenses increased to $2.7 million for the quarter from $2.5 million for the 13 weeks ended July 29, 2006. Pre-opening expense is impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, was $3.6 million for the quarter as compared to $2.9 million for the 13 weeks ended July 29, 2006. The Company’s average borrowings outstanding on our Credit Agreement increased to $107.1 million for the quarter from $76.4 million for the 13 weeks ended July 29, 2006, primarily due to borrowings to fund the acquisition of Golf Galaxy and the average interest rate under the Credit Agreement increased by 24 basis points over last year.
26 Weeks Ended August 4, 2007 Compared to the 26 Weeks Ended July 29, 2006
Net Income
Net income increased to $69.6 million and earnings per diluted share increased to $1.21, as compared to net income of $37.1 million, or $0.68 per diluted share for the 26 weeks ended July 29, 2006. The increase was primarily due to an increase in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses and pre-opening expenses.
Net Sales
Net sales increased 33% to $1,837.0 million, largely driven by a comparable store sales increase of 4.7%, the opening of new stores, and the inclusion of Golf Galaxy in this year’s results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
The increase in comparable store sales is attributable to favorable results across many of our businesses, including golf equipment and apparel, casual footwear, cleats and water sports partially offset by decreases in exercise and paintball.
For the 26 weeks ended August 4, 2007, private label product sales represented 15.9% of net sales in our Dick’s Sporting Goods stores, an increase from last year’s 14.9% of net sales.
Income from Operations
Income from operations increased to $122.5 million from $67.0 million for the 26 weeks ended July 29, 2006. The increase was primarily due to a $158.0 million increase in gross profit, partially offset by a $99.3 million increase in selling, general and administrative expenses and a $3.2 million increase in preopening expenses.
Gross profit increased 41% to $543.1 million for the quarter from $385.1 million for the 26 weeks ended July 29, 2006. The 165 basis point increase is due primarily to improved merchandise margins as the Company gained scale from its buying leverage with vendors, mitigated markdowns through better inventory planning and increased the penetration of private label product sales, lower freight and distribution expenses resulting from initiatives to increase efficiencies in these areas and lower occupancy costs in the current period due to leverage from increased sales.
Selling, general and administrative expenses increased 32% to $410.8 million from $311.5 million for the 26 weeks ended July 29, 2006. The 22 basis point decrease was primarily due to the leverage from increased sales and the impact of Golf Galaxy’s contribution to our overall selling, general and administrative expenses in their seasonally large second quarter.
Pre-opening expenses increased to $9.8 million from $6.6 million for the 26 weeks ended July 29, 2006. Pre-opening expense is impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, was $6.8 million as compared to $5.2 million for the 26 weeks ended July 29, 2006. The Company’s average borrowings outstanding on our Credit Agreement increased to $123.7 million from $55.3 million for the 26 weeks ended July 29, 2006, primarily due to borrowings to fund the acquisition of Golf Galaxy and the average interest rate on the Credit Agreement increased by 29 basis points over last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
Net cash provided by operating activities	$112,936	$2,020
Net cash used in investing activities	(289,119)	(59,129)
Net cash provided by financing activities	90,666	53,471
Effect of exchange rate changes on cash	64	—

Net decrease in cash and cash equivalents	$(85,453)	$(3,638)

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
Cash provided by operating activities for the 26 weeks ended August 4, 2007 totaled $112.9 million. The increase in inventory during the period used $79.2 million and was partially offset by the seasonal increase in accounts payable which provided $58.0 million. The increase in the cash provided by deferred construction allowances was due to an increase in the number of stores with landlord allowances and the timing of the receipt of the allowances as compared to the prior year. The change in income taxes increased cash by $46.6 million. Net income for the 26 weeks ended August 4, 2007 provided $69.6 million, and the non-cash charge for depreciation and amortization totaled $38.0 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2007 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
Cash used in investing activities for the 26 weeks ended August 4, 2007 increased by $230.0 million, to $289.1 million primarily reflecting the payment for the purchase of Golf Galaxy of $221.5 million, net of $4.9 million cash acquired. Gross capital expenditures used $76.9 million and sale-leaseback transactions generated proceeds of $9.2 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Net cash used in investing activities also includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.
We opened 33 stores during the 26 weeks ended August 4, 2007 as compared to opening 13 stores during the 26 weeks ended July 29, 2006. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
Cash requirements in 2007, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 45 new Dick’s Sporting Goods stores, 16 new Golf Galaxy stores and relocate one Dick’s store in 2007. The Company also anticipates incurring additional expenditures for remodeling existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $115 million in 2007, including Golf Galaxy capital expenditure requirements.

Financing Activities
Cash provided by financing activities for the 26 weeks ended August 4, 2007 totaled $90.7 million primarily reflecting net borrowings under the Credit Agreement of $52.3 million as a result of the Golf Galaxy acquisition. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
On July 27, 2007, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement (the “Credit Agreement”) that, among other things, extended the maturity of the Credit Agreement from July 2008 to July 2012, increased the potential Aggregate Revolving Credit Commitment, as defined in the Credit Agreement, from $350 million to a potential commitment of $450 million and reduced certain applicable interest rates and fees charged under the Credit Agreement.
The Company’s liquidity and capital needs have generally been met by cash from operating activities, the proceeds from the convertible notes and borrowings under the Credit Agreement, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate or (ii) the LIBOR rate plus 0.75% to 1.50% based on the level of total borrowings during the prior three months. The Credit Agreement’s term expires July 27, 2012.
Borrowings under the Credit Agreement were $52.3 million as of August 4, 2007. There were no outstanding borrowings under the Credit Agreement as of February 3, 2007. Total remaining borrowing capacity, after subtracting letters of credit as of August 4, 2007 and February 3, 2007 was $280.7 million and $333.5 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of August 4, 2007, the Company was in compliance with the terms of the Credit Agreement.
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2007. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
In February 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“notes”). The notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009. After February 18, 2009, the notes do not pay cash interest, but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625%, until maturity on February 18, 2024, when a holder will receive $1,000 per note. Subject to the Company’s obligations to pay cash for a certain portion of the notes and its right, if it elects, to pay all amounts due under the notes in cash as more fully described below, the notes are convertible into the Company’s common stock (upon the occurrence of certain events) at the election of the holder in each of the first 20 fiscal quarters following their issuance when the price per share of the Company’s common stock (calculated for a certain period of time) exceeds $47.17 per share. This conversion threshold trigger price permitting the notes to be converted by the holders has been met and the notes are eligible and will remain convertible for so long as they remain outstanding.
Upon conversion of a note, the Company is obligated to pay cash for each $1,000 of face amount of a note equal to the lesser of: (i) the accreted principal amount (the sum of the initial issue price of $676.25 per $1,000 face amount and the accrued original issue discount as of the conversion date (no original issue discount occurs until 2009)), and (ii) the product of (a) the number of shares of the Company’s common stock into which the note otherwise would have been converted if no cash payment were made by the Company (i.e. 17.2022 shares per $1,000 face amount), multiplied by (b) the average of the closing per share sale price on the fifteen consecutive trading days commencing on the fourth trading day after the conversion date. In addition, the Company at its election has the ability to pay cash or deliver shares for any “balance shares” due under the notes. The number of “balance shares” is equal to the number of shares of common stock into which a note otherwise would be converted if no cash payment were made by the Company, less the accreted principal amount (the sum of the initial issue price of $676.25 and the accrued original issue discount as of the conversion date of), divided by the average sale price (the average of the closing per share sale price on the fifteen consecutive trading days commencing on the fourth trading day after the conversion date) of a share of common stock. All such calculations are controlled by and governed by the promissory note under which the notes are issued and the indenture, as amended, governing the notes. If the number of balance shares is a positive number, the Company has the option to deliver cash or a combination of cash and shares of common stock for the balance shares by electing for each full balance share for which the Company has chosen to deliver cash to pay cash in an amount equal to the average sale price of a share of common stock.
The notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accreted original discount and any accrued cash interest, if any.
Concurrently, with the sale of the notes, the Company purchased a bond hedge designed to mitigate the potential dilution to stockholders from the conversion of the notes. Under the five year term of the bond hedge, one of the initial purchasers (the “counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $39.31 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the notes is 4,388,024 shares of common stock. The cost of the purchased bond hedge was partially offset by the sale of warrants to acquire up to 8,775,948 shares of the common stock to the counterparty with whom the Company entered into the bond hedge. The warrants are exercisable by the counterparty in year five at a price of $56.16 per share. The warrants may be settled at the Company’s option through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then market price exceeds $56.16 per share. The net effect of the bond hedge and the warrants is to reduce the potential dilution from the conversion of the notes if the Company elects a net share settlement. There would be dilution impact from the conversion of the notes to the extent that the then market price per share of the common stock exceeds $56.16 per share at the time of conversion.
The Company’s common stock price has triggered an optional conversion right with respect to the notes. Based on the current price of the Company’s common stock, the Company believes that if the notes were currently converted there would not be any dilutive effect on the Company’s estimated outstanding number of shares as a result of the notes or the warrants. However, as the convertible notes remain outstanding in the future, depending on the price of the Company’s common stock, the notes may have dilutive effect and increase the number of shares of common stock outstanding beyond that which we estimate or may estimate in the future. As the trading pricing in our common stock exceeds $56.16 per share, we may incur dilution as a result of the notes and/or the warrants and further increases in our common stock price may cause us to have to increase the number of shares outstanding and impact our earnings per share calculation. At this time, we would not anticipate that the outstanding notes will be converted currently and believe that our current estimate of outstanding shares for 2007 adequately addresses any impact of the notes and warrants during 2007. However, the estimate of the number of shares outstanding and the estimates of the dilutive impact of the notes and warrants is based on current circumstances and is forward-looking and only a prediction. We also believe that to the extent the notes convertibility feature remains in-the-money that the holder would elect to convert at some point in the future or at redemption. In addition, because a certain portion of the notes must be paid in cash and we may elect to pay for all amounts due under the notes in cash and we cannot predict the timing of such conversions, the timing of the conversions may impact our future liquidity. This disclosure constitutes any notice required to be given by the Company under its Indenture dated as of February 18, 2004 with respect to the Company’s notes.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of August 4, 2007 primarily relate to operating lease obligations, letters of credit and future minimum guaranteed contractual payments. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles.

OUTLOOK
Full Year 2007 – (52-Week Year) Comparisons to Fiscal 2006 – (53-Week Year)
•	We are currently increasing earnings guidance for the full year. Based on an estimated 58 million shares outstanding, the Company is increasing its consolidated earnings per diluted share guidance from the previous estimate of $2.37 – 2.40 to the new estimate of approximately $2.47 — 2.50. This new range represents an approximate 23% increase over earnings per diluted share for the full year 2006 of $2.03 and includes the expected results of Golf Galaxy, which we continue to expect to be approximately $0.02 per diluted share accretive for the year.

•	Comparable store sales for Dick’s Sporting Goods stores are expected to increase approximately 2% compared to a 6.0% increase last year.

•	The Company expects to open 45 new Dick’s Sporting Goods stores, 16 new Golf Galaxy stores and relocate one Dick’s Sporting Goods store in 2007.
Third Quarter 2007
•	Based on an estimated 59 million diluted shares outstanding, the Company anticipates consolidated earnings per diluted share of approximately $0.09 – 0.12, as compared to $0.14 in 2006. The year over year comparison is impacted by several factors, including the shift in the 2007 retail calendar, which positively impacted Q1 and Q2 this year and is offset in Q3 and Q4. Further, the inclusion of Golf Galaxy is approximately $0.02 per share dilutive in the third quarter.

•	Comparable store sales for Dick’s Sporting Goods stores are expected to decrease approximately 1 — 3%, or be approximately flat to down 2%, adjusting for the shifted retail calendar which compares to a 8.9% increase in Q3 last year. Golf Galaxy will be included in the quarterly comparable store base beginning in Q2 2008, which will be the first full quarter following the anniversary of the date of acquisition.

•	The Company expects to open 24 new Dick’s Sporting Goods stores and one new Golf Galaxy store.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K/A for the year ended February 3, 2007.
ITEM 4. CONTROLS AND PROCEDURES
During the second quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management reasonably applies its judgments in evaluating the cost benefit relationship of possible controls and procedures. Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (August 4, 2007) at a reasonable assurance level.
On February 13, 2007, the Company acquired Golf Galaxy by means of a merger of the Company’s wholly-owned subsidiary, and is currently integrating the processes, systems and controls relating to Golf Galaxy into the Company’s existing system of internal controls and procedures. As a result, the Company’s internal controls over financial reporting and the scope of management and the Company’s assessment of the effectiveness of the Company’s disclosure controls and procedures for the end of the period covered by this report included all of the Company’s business except for Golf Galaxy, which represents approximately 9% of total assets at August 4, 2007.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in two cases which make claims concerning alleged failures to pay overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). Because until September 2006 none of these cases were certified as class actions, we deemed them to be claims that were incidental to our business. In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In the Barrus case, the parties and the Court agreed to stay the litigation pending an attempt to resolve all claims through mediation. A mediation session was held in April 2007 resulting in the parties agreeing to hold a second mediation session in August 2007. The parties to the Parks case will meet in August or September 2007 to negotiate a schedule for the remainder of the case.
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
Risks Associated with Exclusive Brand Offerings
We offer our customers high-quality products at competitive prices marketed under exclusive brands. These private label products have grown to 14.1% in fiscal 2006 from 11.9% in fiscal 2005 of net sales in our Dick’s Sporting Goods stores and during the second quarter of 2007, private label product sales represented 17.6% of net sales in our Dick’s Sporting Goods stores. We expect to continue to grow our exclusive private label offerings and have entered into several licensing agreements that grant us the right to sell and market certain products under third-party brands. We have invested in our development and procurement resources and marketing efforts related to these exclusive brand offerings. Although we believe that our private label products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell, the expansion of our exclusive brand offerings subjects us to certain risks or increases the risk to our business. These risks, include, among others, risks related to: our failure to comply with government and industry safety standards (e.g., the Consumer Product Safety Commission and similar state regulatory agencies) related to our private label products; mandatory or voluntary product recalls related to our exclusive brand offerings; being subject to lawsuits resulting from injuries associated with the use of private label sporting goods equipment that we sell; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit, knock offs grey-market, infringing or otherwise unauthorized goods) of our exclusive branded offerings; our ability to successfully navigate the proprietary rights of other parties and avoid claims related to proprietary rights of others; our ability to successfully administer and comply with third-party licenses and contractual commitments that we have with the licensors of the brands, including in some instances certain sales minimums, which if not met in some instances can cause us to lose the licensing rights or pay damages; risks associated with overseas sourcing and manufacturing — foreign laws and regulation, political unrest, disruptions or delays in cross-boarder shipments, changes in economic conditions in countries, and conducting activities with third-party manufacturers and those risks generally encountered by entities that sell and market exclusive branded offerings for retail. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders of the Company held on June 6, 2007, the stockholders elected one Class A Director and three Class B Directors to serve until their terms expire in 2009 and 2010, respectively and approved the Amended and Restated Employee Stock Purchase Plan.
The table below shows the results of the stockholders’ voting:

	Votes in		Votes Withheld/	Broker
	Favor	Against	Abstentions	Non-Votes
Election of Class A Directors:
Larry D. Stone	159,823,111	613,705

Election of Class B Directors:
Emanuel Chirico	155,446,459	4,990,357
Walter Rossi	159,432,738	1,004,078
Brian J. Dunn	159,821,623	615,193

Approval of the Amended and Restated Employee Stock Purchase Plan	156,201,492	104,228	11,045	4,120,051
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 27 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 28, 2007 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
SVP - Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 2, 2007

10.2	Amendment dated June 22, 2007 to Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 28, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President and Chief Financial Officer, dated as of August 28, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 28, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of August 28, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith