Form 10-Q
period 2007-11-03
DICKS SPORTING GOODS INC
filed 2007-11-28
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 3, 2007
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
The number of shares of common stock, par value $0.005 per share, and Class B common stock, par value $0.005 per share, outstanding as of November 23, 2007 was 84,699,528 and 26,307,480, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$838,831	$708,343	$2,675,806	$2,087,888

Cost of goods sold, including occupancy and distribution costs	600,168	517,008	1,894,063	1,511,490

GROSS PROFIT	238,663	191,335	781,743	576,398

Selling, general and administrative expenses	209,303	167,393	620,059	478,868

Pre-opening expenses	7,678	8,333	17,518	14,936

INCOME FROM OPERATIONS	21,682	15,609	144,166	82,594

Interest expense, net	1,725	2,617	8,560	7,772

INCOME BEFORE INCOME TAXES	19,957	12,992	135,606	74,822

Provision for income taxes	7,724	5,197	53,741	29,929

NET INCOME	$12,233	$7,795	$81,865	$44,893

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.08	$0.75	$0.44
Diluted	$0.10	$0.07	$0.71	$0.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	110,804	102,544	108,827	101,624
Diluted	118,305	110,874	116,092	109,946
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	November 3,	February 3,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,657	$135,942
Accounts receivable, net	68,841	39,687
Income taxes receivable	294	15,671
Inventories, net	1,024,817	641,464
Prepaid expenses and other current assets	42,711	37,015
Deferred income taxes	3,888	—

Total current assets	1,180,208	869,779

Property and equipment, net	504,114	433,071
Construction in progress — leased facilities	13,179	13,087
Intangible assets	75,648	4,070
Goodwill	266,912	156,628
Other assets	30,544	47,630

TOTAL ASSETS	$2,070,605	$1,524,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$466,679	$286,668
Accrued expenses	216,537	190,365
Deferred revenue and other liabilities	71,296	87,798
Current portion of other long-term debt and capital leases	152	152

Total current liabilities	754,664	564,983

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	140,313	—
Other long-term debt and capital leases	8,278	8,365
Non-cash obligations for construction in progress — leased facilities	13,179	13,087
Deferred revenue and other liabilities	175,644	144,780

Total long-term liabilities	509,914	338,732

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock	424	397
Class B common stock	132	134
Additional paid-in capital	406,288	302,766
Retained earnings	395,803	315,453
Accumulated other comprehensive income	3,380	1,800

Total stockholders’ equity	806,027	620,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,070,605	$1,524,265

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
NET INCOME	$12,233	$7,795	$81,865	$44,893
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities, net of tax	763	626	1,406	65
Foreign currency translation adjustment, net of tax	112	—	174	—

COMPREHENSIVE INCOME	$13,108	$8,421	$83,445	$44,958

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 28, 2006	73,090,664	$365	27,461,890	$137	$209,526	$202,842	$1,923	$414,793
Exchange of Class B common stock for common stock	674,210	3	(674,210)	(3)	—	—	—	—
Sale of common stock under stock plan	245,964	2	—	—	3,732	—	—	3,734
Exercise of stock options	5,371,716	27	—	—	23,015	—	—	23,042
Tax benefit on convertible note bond hedge	—	—	—	—	2,686	—	—	2,686
Net income	—	—	—	—	—	112,611	—	112,611
Stock-based compensation	—	—	—	—	24,303	—	—	24,303
Total tax benefit from exercise of stock options	—	—	—	—	39,504	—	—	39,504
Unrealized loss on securities available-for-sale, net of taxes of $66	—	—	—	—	—	—	(123)	(123)

BALANCE, February 3, 2007	79,382,554	$397	26,787,680	$134	$302,766	$315,453	$1,800	$620,550
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	79,382,554	$397	26,787,680	$134	$302,766	$313,938	$1,800	619,035
Exchange of Class B common stock for common stock	480,200	2	(480,200)	(2)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	9,117	—	—	9,117
Sale of common stock under stock plan	118,402	1	—	—	2,465	—	—	2,466
Exercise of stock options	4,713,254	24	—	—	29,544	—	—	29,568
Tax benefit on convertible note bond hedge	—	—	—	—	2,084	—	—	2,084
Net income	—	—	—	—	—	81,865	—	81,865
Stock-based compensation	—	—	—	—	22,490	—	—	22,490
Total tax benefit from exercise of stock options	—	—	—	—	37,822	—	—	37,822
Foreign currency translation adjustment,net of taxes of $69	—	—	—	—	—	—	174	174
Unrealized gain on securities available-for-sale, net of taxes of $758	—	—	—	—	—	—	1,406	1,406

BALANCE, November 3, 2007	84,694,410	$424	26,307,480	$132	$406,288	$395,803	$3,380	$806,027

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
		October 28,
	November 3,	2006
	2007	(Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,865	$44,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,567	39,378
Deferred income taxes	(12,920)	(11,109)
Stock-based compensation	22,490	18,719
Excess tax benefit from stock-based compensation	(34,606)	(11,776)
Tax benefit from exercise of stock options	4,902	996
Tax benefit from convertible bond hedge	2,084	1,951
Changes in assets and liabilities:
Accounts receivable	(24,857)	(26,944)
Inventories	(312,379)	(251,405)
Prepaid expenses and other assets	2,875	(9,546)
Accounts payable	150,745	128,303
Accrued expenses	17,068	32,353
Income taxes payable/receivable	45,220	(5,663)
Deferred construction allowances	28,388	11,694
Deferred revenue and other liabilities	(8,813)	(3,646)

Net cash provided by (used in) operating activities	17,629	(41,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(119,959)	(109,191)
Proceeds from sale-leaseback transactions	17,568	7,658
Payment for purchase of Golf Galaxy, net of $4,859 cash acquired	(222,095)	—

Net cash used in investing activities	(324,486)	(101,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	140,313	101,823
Payments on other long-term debt and capital leases	(140)	(148)
Construction allowance receipts	8,324	12,292
Proceeds from sale of common stock under employee stock purchase plan	2,466	2,098
Proceeds from exercise of stock options	29,568	11,038
Excess tax benefit from stock-based compensation	34,606	11,776
(Decrease) increase in bank overdraft	(4,739)	3,029

Net cash provided by financing activities	210,398	141,908

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	174	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,285)	(1,427)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,942	36,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,657	$35,137

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$92	$14,891
Accrued property and equipment	$(4,835)	$21,497
Cash paid for interest	$9,239	$6,905
Cash paid for income taxes	$10,346	$60,940
Stock options issued for acquisition	$9,117	$—
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 340 stores in 36 states.
On February 13, 2007, a wholly owned subsidiary of Dick’s Sporting Goods, Inc. completed the acquisition of Golf Galaxy Inc., a multi-channel golf specialty retailer operating 77 stores in 29 states as of November 3, 2007. The unaudited condensed consolidated statements of income for the 13 and 39 weeks ended November 3, 2007 reflect the results of Golf Galaxy from the date of acquisition forward for 2007.
Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of November 3, 2007 and for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended February 3, 2007 as filed with the Securities and Exchange Commission on June 5, 2007. Operating results for the 13 and 39 weeks ended November 3, 2007 are not necessarily indicative of the results that may be expected for the year ending February 2, 2008 or any other period.
Certain reclassifications have been made to the fiscal 2006 unaudited condensed consolidated balance sheet to conform to the fiscal 2007 presentation.
3. Correction to Previously Reported Amounts
Certain corrections have been made for the reporting of the Company’s cash flows related to the receipt of construction allowances. Our unaudited condensed consolidated statements of cash flows for the 39 weeks ended October 28, 2006 have been revised to correct an immaterial error in our accounting for the receipt of construction allowances, which should have been presented as financing activities when such construction allowances related to stores where the Company is considered the owner at the time of receipt, rather than as operating or investing activities, as previously reported. The effect of this correction was to decrease cash used in operating activities by $2.6 million, increase cash used in investing activities by $14.9 million and increase cash provided by financing activities by $12.3 million for the 39 weeks ended October 28, 2006. The correction did not affect the previously reported results of operations of the Company nor did it change the amount of total cash flows for the Company. The Company believes that the effect of this misstatement was not material, either quantitatively or qualitatively, to the statement of cash flows previously reported for the 39 weeks ended October 28, 2006 or any prior year.

	39 Weeks Ended October 28, 2006
	As previously
	reported	Correction	As corrected
		(in thousands)
Net cash used in operating activities	$(44,453)	$2,651	$(41,802)

Net cash used in investing activities	(86,590)	(14,943)	(101,533)

Net cash provided by financing activities	$129,616	$12,292	$141,908

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
5. Acquisition
On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, Inc. (“Golf Galaxy”) which became a wholly owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. The Company paid $227.0 million which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our Second Amended and Restated Credit Agreement, as amended to date (the “Credit Agreement”).
The acquisition is being accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The preliminary allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the Company has recorded $110.2 million of goodwill as a result of the acquisition. The following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$70,711
Other current assets (including cash)	18,472
Property and equipment, net	47,875
Other long term assets, excluding goodwill and intangible assets	685
Trade name	65,749
Customer list	6,217
Goodwill	110,182
Accounts payable	(34,051)
Accrued expenses	(11,479)
Other current liabilities	(10,331)
Other long-term liabilities	(29,648)

Fair value of net assets acquired, including intangibles	$234,382

The customer list will be amortized over 12 years. In addition, the trade name is an indefinite-lived intangible asset, which will not be amortized. The amortization of intangible assets will be included in selling, general and administrative expenses.
The following unaudited proforma summary presents information as if Golf Galaxy had been acquired at the beginning of the periods presented. The proforma amounts include certain reclassifications to Golf Galaxy’s amounts to conform them to the Company’s reporting calendar and an increase in pre-tax interest expense of $2,952 and $8,572 for the 13 and 39 weeks ended October 28, 2006, respectively, to reflect the increase in borrowings under the amended credit facility to finance the acquisition as if it had occurred at the beginning of each period presented. The proforma amounts do not reflect any benefits from economies which might be achieved from combining the operations.
The proforma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	13 Weeks Ended	39 Weeks Ended
	October 28,	October 28,
	2006	2006
	(Unaudited, in thousands, except per share amounts)
Net sales	$767,873	$2,311,717

Net income	$7,287	$48,841

Basic earnings per share	$0.07	$0.48

Diluted earnings per share	$0.07	$0.44
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
The following table summarizes the activity of the store closing reserves established due to Dick’s store closings as a result of the Galyan’s acquisition and subsequent store closings as part of the Company’s normal business operations (in thousands):

Lease and
Other Costs
Balance at February 3, 2007	$19,903
Expense charged to earnings	2,890
Cash payments	(3,662)
Interest accretion and other changes in assumptions	62

Balance at November 3, 2007	19,193

Less: current portion of accrued store closing and relocation reserves	6,470

Long-term portion of accrued store closing and relocation reserves	$12,723

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
7. Stock-Based Compensation and Employee Stock Plans
Total pre-tax stock-based compensation expense recognized for the 13 weeks ended November 3, 2007 and October 28, 2006 was $7.7 million and $6.2 million, respectively, and $22.5 million and $18.7 million for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. Total stock-based compensation expense consisted of stock option expense of $7.4 million and $21.4 million and employee stock purchase plan (“ESPP”) expense of $0.3 million and $1.1 million for the 13 and 39 weeks ended November 3, 2007, respectively, and stock option expense of $5.9 million and $17.8 million and ESPP expense of $0.3 million and $0.9 million for the 13 and 39 weeks ended October 28, 2006, respectively. The expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income. The related total tax benefit for the 13 weeks ended November 3, 2007 and October 28, 2006 was $3.0 million and $2.4 million, respectively. The related total tax benefit for the 39 weeks ended November 3, 2007 and October 28, 2006 was $8.5 million and $7.2 million, respectively.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes-option-pricing model with the following assumptions for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006:

	Employee Stock Options		ESPP
	13 Weeks Ended		13 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
Black - Scholes Valuation Assumptions (1)	2007	2006	2007	2006
Expected life (years) (2)	5.29	5.29	—	—
Expected volatility (3)	36.01% - 36.34%	37.80%
Weighted average volatility	36.33%	37.80%	—	—
Risk-free interest rate (4)	4.04% - 4.51%	4.73%	—	—
Expected dividend yield	—	—	—	—

Weighted average fair values	$13.23	$8.86	—	—

	Employee Stock Options		ESPP
	39 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
Black - Scholes Valuation Assumptions (1)	2007	2006	2007	2006
Expected life (years) (2)	5.29	5.29	0.50	0.50
Expected volatility (3)	36.08% - 37.39%	37.80% - 39.01%	25.66%	24.10%
Weighted average volatility	36.96%	38.87%	25.66%	24.10%
Risk-free interest rate (4)	4.04% - 4.94%	4.63% - 4.97%	5.02%	5.31%
Expected dividend yield	—	—	—	—

Weighted average fair values	$11.43	$8.18	$6.47	$4.33

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of the similar awards.

(3)	Beginning on the date of adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption of SFAS 123R, expected volatility was estimated using the Company’s historical volatility and volatility of other publicly-traded retailers.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
The following summarizes all stock option transactions from February 3, 2007 through November 3, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value (in
	Options	Share	(Years)	thousands)

Outstanding, February 3, 2007	19,632,828	$9.88	6.64	$324,610
Granted	5,544,415	25.91	—	—
Exercised	(4,713,254)	6.28	—	—
Cancelled	(805,144)	20.32	—	—

Outstanding, November 3, 2007	19,658,845	$14.84	6.87	$304,379

Exercisable, November 3, 2007	11,791,322	$8.77	5.63	$254,103

The aggregate intrinsic value in the table above is based on the Company’s closing stock price for the last business day of the period indicated. As of November 3, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $70.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.8 years.
On February 13, 2007, the Company granted 300,000 restricted stock awards to certain executives of Golf Galaxy under the Company’s 2002 Stock Option Plan. One half of these restricted stock awards vest on the third anniversary of the date of grant, and one-half vest if and to the extent that certain disclosed performance targets are achieved by the recipient of the restricted stock award upon the third anniversary from the date of grant. The fair value of these awards is equal to the market price of the Company’s common stock on the date of grant.

8. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and warrants. The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury stock method. The aggregate number of shares, totaling 8,776,048, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net income	$12,233	$7,795	$81,865	$44,893

Weighted average common shares outstanding (for basic calculation)	110,804	102,544	108,827	101,624
Dilutive effect of outstanding common stock options and warrants	7,501	8,330	7,265	8,322

Weighted average common shares outstanding (for diluted calculation)	118,305	110,874	116,092	109,946

Net earnings per common share — basic	$0.11	$0.08	$0.75	$0.44
Net earnings per common share — diluted	$0.10	$0.07	$0.71	$0.41
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options excluded from the calculation of earnings per share for the 13 weeks ended November 3, 2007 and October 28, 2006 were 4.3 million and 2.7 million, respectively. Anti-dilutive options excluded from the calculation of earnings per share for the 39 weeks ended November 3, 2007 and October 28, 2006 were 4.4 million and 3.8 million, respectively.
9. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Interest expense	$2,284	$2,658	$10,342	$7,993
Interest income	559	41	1,782	221

Interest expense, net	$1,725	$2,617	$8,560	$7,772

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
10. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of February 4, 2007, the Company recorded a decrease to retained earnings of $1.5 million. Also at the date of adoption, the Company had $12.0 million of unrecognized tax benefits, of which approximately $9.1 million would affect our effective tax rate if recognized. At November 3, 2007, the Company had $14.6 million of unrecognized tax benefits. The Company does not expect any reasonably possible material changes to the estimated amount of the liability associated with its uncertain tax positions through February 2, 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 4, 2007, the Company had approximately $1.7 million of accrued interest related to uncertain tax positions.
The tax years 2004 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
11.  Commitments and Contingencies
The Company enters into licensing agreements for the exclusive rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay an annual guaranteed minimum royalty. The aggregate amount of required payments at November 3, 2007 is as follows (in thousands):

Fiscal Year
Remainder of 2007	$1,525
2008	7,798
2009	9,544
2010	10,886
2011	12,221
Thereafter	57,008

$98,982

In addition, certain agreements require the Company to pay additional royalties if the qualified purchases are in excess of the guaranteed minimum. Payments made under agreements requiring minimum guaranteed contractual amounts were $0.7 million and $0.2 million for the 13 weeks ended November 3, 2007 and October 28, 2006, respectively, and $1.6 million and $0.5 million for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively.
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
12. Stock Split
On September 12, 2007, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common shares for stockholders of record on September 28, 2007. The split became effective on October 19, 2007 by issuing our stockholders of record one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split.
13. Subsequent Event
On November 26, 2007, Dick’s Sporting Goods, Inc. and Chick’s Sporting Goods (“Chick’s”) entered into a definitive stock purchase agreement. Under the terms of the agreement, the Company has agreed to pay $40 million in cash for the outstanding equity of Chick’s. Including the assumption of approximately $31 of indebtedness, the transaction values Chick’s at approximately $71 million, and will be financed using the Company’s existing credit facility. Chicks’ shareholders have the opportunity to earn up to $5 million in additional consideration, upon satisfaction by Chick’s of certain specified performance criteria through June 2008.
Completion of the transaction is contingent upon various customary conditions. The transaction is anticipated to be completed on or before December 31, 2007.
Chick’s currently operates 15 specialty sporting goods stores in Southern California averaging approximately 50,000 square feet, and generated over $120 million in sales during the year ended June 30, 2007. Two additional store leases have been signed and those stores will open as Dick’s Sporting Goods stores in 2008 and 2009.

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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2007 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our ability to access adequate capital; changes in consumer demand; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims; our relationships with our suppliers, distributors or manufacturers and their ability to provide us with sufficient quantities of products; any serious disruption at our distribution or return facilities; the seasonality of our business; the potential impact of natural disasters or national and international security concerns on us or the retail environment; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; risks associated with relying on foreign sources of production; risks relating to implementation of new management information systems; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions (including our planned acquisition of Chick’s); risks and uncertainties associated with assimilating acquired companies; risks associated with our exclusive brand offerings; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; our ability to meet our labor needs; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our ability to repay or make the cash payments under our senior convertible notes; the outcome of litigation or legal actions against us; changes in our business strategies; any factor described under Part II-Item 1A Risk Factors in our Form 10-Q filings and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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

OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly owned subsidiaries. As of November 3, 2007, the Company operated 340 Dick’s Sporting Goods stores, with approximately 19.0 million square feet, in 36 states.
On February 13, 2007, a wholly owned subsidiary of Dick’s completed the acquisition of Golf Galaxy. As of November 3, 2007, Golf Galaxy operated 77 stores, with approximately 1.2 million square feet, in 29 states. The condensed consolidated statements of income for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006 reflect the results of Golf Galaxy from the date of acquisition forward for 2007.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the quarter increased to $12.2 million and earnings per diluted share increased to $0.10, as compared to net income of $7.8 million, or $0.07 per diluted share for the 13 weeks ended October 28, 2006.
Net sales for the quarter increased 18% to $838.8 million, due to the opening of new stores and the inclusion of Golf Galaxy in this year’s quarterly results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008, partially offset by a comparable store sales decrease of 2.5%
As a percentage of net sales, gross profit increased 144 basis points to 28.45% for the quarter, due primarily to improved merchandise margins and increased efficiencies in the merchandise supply chain partially offset by higher occupancy costs in the current period due to deleverage from the comparable store sales decrease.
We ended the third quarter with $140.3 million of outstanding borrowings on our line of credit. There were no outstanding borrowings as of February 3, 2007.
As of November 3, 2007, the Company operated 340 Dick’s Sporting Goods stores and 77 Golf Galaxy stores, with approximately 20.3 million square feet, in 40 states. The following represents a reconciliation of beginning and ending stores for the periods indicated:

	Fiscal			Fiscal
	2007			2006
	Dick’s Sporting			Dick’s Sporting
	Goods	Golf Galaxy	Total	Goods
Beginning stores	294	65	359	255
Q1 New	15	10	25	8
Q2 New	6	2	8	5
Q3 New	25	—	25	26

Ending stores	340	77	417	294

Relocated stores	1	—	1	2

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	November 3,	October 28,	from Prior Year
	2007 (1)	2006	2006-2007 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.55	72.99	(144)

Gross profit	28.45	27.01	144
Selling, general and administrative expenses (4)	24.95	23.63	132
Pre-opening expenses (5)	0.92	1.18	(26)

Income from operations	2.58	2.20	38
Interest expense, net (6)	0.21	0.37	(16)

Income before income taxes	2.38	1.83	55
Provision for income taxes	0.92	0.73	19

Net income	1.46%	1.10%	36

Other Data:
Comparable store net sales (decrease) increase (7)	-2.5%	8.9%
Number of stores at end of period (8)	417	294
Total square feet at end of period (8)	20,287,030	16,724,171

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	November 3,	October 28,	from Prior Year
	2007(1)	2006(1)	2006-2007(1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	70.78	72.39	(161)

Gross profit	29.22	27.61	161
Selling, general and administrative expenses (4)	23.17	22.94	23
Pre-opening expenses (5)	0.65	0.72	(7)

Income from operations	5.39	3.96	143
Interest expense, net (6)	0.32	0.37	(5)

Income before income taxes	5.07	3.58	149
Provision for income taxes	2.01	1.43	58

Net income	3.06%	2.15%	91

Other Data:
Comparable store net sales increase (7)	2.3%	7.7%
Number of stores at end of period (8)	417	294
Total square feet at end of period (8)	20,287,030	16,724,171

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(6)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(7)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

(8)	Number of stores at end of period and total square feet at end of period represents the combined companies as of November 3, 2007 and Dick’s on a stand-alone basis as of October 28, 2006.
13 Weeks Ended November 3, 2007 Compared to the 13 Weeks Ended October 28, 2006
Net Income
Net income for the quarter increased to $12.2 million and earnings per diluted share increased to $0.10, as compared to net income of $7.8 million, or $0.07 per diluted share for the 13 weeks ended October 28, 2006. The increase was primarily due to an increase in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses.
Net Sales
Net sales for the quarter increased 18% to $838.8 million, due to the opening of new stores and the inclusion of Golf Galaxy in this year’s quarterly results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008, partially offset by a comparable store sales decrease of 2.5%.
The decrease in comparable store sales is mostly attributable to sales decreases in cold weather and hunting apparel, offset by increases in licensed merchandise, hunting and footwear. Certain athletic, casual and rugged apparel and outerwear categories decreased as the Company did not repeat a clearance event run last year.
Income from Operations
Income from operations increased to $21.7 million for the quarter from $15.6 million for the 13 weeks ended October 28, 2006. The increase was primarily due to a $47.3 million increase in gross profit, partially offset by a $41.9 million increase in selling, general and administrative expenses.
Gross profit increased 25% to $238.7 million for the quarter from $191.3 million for the 13 weeks ended October 28, 2006. The 144 basis point increase is due primarily to improved merchandise margins as the Company gained scale from its buying leverage with vendors, mitigated markdowns through better inventory planning and lower freight and distribution expenses resulting from initiatives to increase efficiencies in these areas partially offset by higher occupancy costs in the current period due to the decrease in comparable store sales. The Company began and ended the quarter with clearance inventory below prior year levels on a per square foot basis. Merchandise margins in the prior year quarter were unfavorably impacted by a 30-day clearance event for select athletic, casual and rugged apparel and outerwear.
Selling, general and administrative expenses increased 25% to $209.3 million for the quarter from $167.4 million for the 13 weeks ended October 28, 2006. The 132 basis point increase was primarily driven by deleverage of payroll, bonus and store expenses due to the decrease in comparable store sales and higher advertising costs associated with national television advertising.
Pre-opening expenses decreased to $7.7 million for the quarter from $8.3 million for the 13 weeks ended October 28, 2006. Pre-opening expense is impacted by the timing of new stores which open in preceding and subsequent quarters.

Interest Expense, Net
Interest expense, net, was $1.7 million for the quarter as compared to $2.6 million for the 13 weeks ended October 28, 2006. The Company’s average borrowings outstanding on our Credit Agreement decreased to $46.0 million for the quarter from $56.2 million for the 13 weeks ended October 28, 2006, primarily due to increased cash flows from operations this year compared to last year. The average interest rate under the Credit Agreement decreased by 69 basis points compared to last year.
39 Weeks Ended November 3, 2007 Compared to the 39 Weeks Ended October 28, 2006
Net Income
Net income increased to $81.9 million and earnings per diluted share increased to $0.71, as compared to net income of $44.9 million, or $0.41 per diluted share for the 39 weeks ended October 28, 2006. The increase was primarily due to an increase in net sales and gross profit, partially offset by an increase in selling, general and administrative expenses and pre-opening expenses.
Net Sales
Net sales increased 28% to $2,675.8 million from $2,087.9 million for the 39 weeks ended October 28, 2006, largely driven by a comparable store sales increase of 2.3%, the opening of new stores, and the inclusion of Golf Galaxy in this year’s results, which will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
The increase in comparable store sales is attributable to favorable results across many of our businesses, including golf equipment and apparel, footwear, cleats and hunting partially offset by decreases in exercise equipment and paintball.
Income from Operations
Income from operations increased to $144.2 million from $82.6 million for the 39 weeks ended October 28, 2006. The increase was primarily due to a $205.3 million increase in gross profit, partially offset by a $141.2 million increase in selling, general and administrative expenses and a $2.6 million increase in pre-opening expenses.
Gross profit increased 36% to $781.7 million from $576.4 million for the 39 weeks ended October 28, 2006. The 161 basis point increase is due primarily to improved merchandise margins as the Company gained scale from its buying leverage with vendors, mitigated markdowns through better inventory planning and increased the penetration of private label product sales, lower freight and distribution expenses resulting from initiatives to increase efficiencies in these areas and lower occupancy costs in the current period due to leverage from increased sales. Merchandise margins in the prior year were unfavorably impacted by a 30-day clearance event for select athletic, casual and rugged apparel and outerwear.
Selling, general and administrative expenses increased 29% to $620.1 million from $478.9 million for the 39 weeks ended October 28, 2006. The 23 basis point increase was primarily due to higher advertising expenses related to national advertising initiatives.
Pre-opening expenses increased to $17.5 million from $14.9 million for the 39 weeks ended October 28, 2006. Pre-opening expense is impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, was $8.6 million as compared to $7.8 million for the 39 weeks ended October 28, 2006. The Company’s average borrowings outstanding on our Credit Agreement increased to $97.8 million from $55.6 million for the 39 weeks ended October 28, 2006, primarily due to borrowings to fund the acquisition of Golf Galaxy and the average interest rate on the Credit Agreement increased by 8 basis points over last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
Net cash provided by (used in) operating activities	$17,629	$(41,802)
Net cash used in investing activities	(324,486)	(101,533)
Net cash provided by financing activities	210,398	141,908
Effect of exchange rate changes on cash	174	—

Net decrease in cash and cash equivalents	$(96,285)	$(1,427)

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
Cash provided by operating activities for the 39 weeks ended November 3, 2007 totaled $17.6 million. The increase in inventory during the period used $312.4 million and was partially offset by the seasonal increase in accounts payable which provided $150.8 million. The decrease in cash in the current year relates primarily to accelerated inventory purchases this year due to the retail calendar shift with Black Friday occurring one week earlier this year. The increase in the cash provided by deferred construction allowances was due to an increase in the number of stores with landlord allowances and the timing of the receipt of the allowances as compared to the prior year. The change in income taxes increased cash by $45.2 million. Net income for the 39 weeks ended November 3, 2007 provided $81.9 million, and the non-cash charge for depreciation and amortization totaled $55.6 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2007 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
Cash used in investing activities for the 39 weeks ended November 3, 2007 increased by $223.0 million, to $324.5 million, primarily reflecting the payment for the purchase of Golf Galaxy of $222.1 million, net of $4.9 million cash acquired. Gross capital expenditures used $120.0 million and sale-leaseback transactions generated proceeds of $17.6 million. We use cash in investing activities to build new stores and remodel or relocate existing stores. Net cash used in investing activities also includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.
We opened 58 stores and relocated one store during the 39 weeks ended November 3, 2007 as compared to opening 39 stores and relocating two stores during the 39 weeks ended October 28, 2006. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
Cash requirements in 2007, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology, improved distribution infrastructure and business acquisitions. The Company has opened 46 new Dick’s Sporting Goods stores and relocated one Dick’s Sporting Goods store, completing the new store program for Dick’s Sporting Goods stores in 2007. The Company expects to open a total of 16 new Golf Galaxy stores in 2007, four of which will occur in the fourth quarter. The Company also anticipates incurring additional expenditures for remodeling existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $115 million in 2007, including Golf Galaxy capital expenditure requirements.

Financing Activities
Cash provided by financing activities for the 39 weeks ended November 3, 2007 totaled $210.4 million primarily reflecting net borrowings under the Credit Agreement of $140.3 million primarily as a result of the Golf Galaxy acquisition. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $140.3 million as of November 3, 2007. There were no outstanding borrowings under the Credit Agreement as of February 3, 2007. Total remaining borrowing capacity, after subtracting letters of credit as of November 3, 2007 and February 3, 2007 was $192.7 million and $333.5 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of November 3, 2007, the Company was in compliance with the terms of the Credit Agreement.
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2007. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
In February 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“notes”). The notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009. After February 18, 2009, the notes do not pay cash interest, but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625% per year, until maturity on February 18, 2024, when a holder will receive $1,000 per note.  Subject to the Company’s obligations to pay cash for a certain portion of the notes and its right, if it elects, to pay all amounts due under the notes in cash as more fully described below, the notes are convertible into the Company’s common stock (upon the occurrence of certain events) at the election of the holder in each of the first 20 fiscal quarters following their issuance when the price per share of the Company’s common stock (calculated for a certain period of time) exceeds $23.59 per share.  This conversion threshold trigger price permitting the notes to be converted by the holders has been met and the notes are eligible and will remain convertible for so long as they remain outstanding.
Upon conversion of a note, the Company is obligated to pay cash for each $1,000 of face amount of a note equal to the lesser of: (i) the accreted principal amount (the sum of the initial issue price of $676.25 per $1,000 face amount and the accrued original issue discount as of the conversion date (no original issue discount occurs until 2009)), and (ii) the product of (a) the number of shares of the Company’s common stock into which the note otherwise would have been converted if no cash payment were made by the Company (i.e. 34.4044 shares per $1,000 face amount), multiplied by (b) the average of the closing per share sale price on the fifteen consecutive trading days commencing on the fourth trading day after the conversion date.  In addition, the Company at its election has the ability to pay cash or deliver shares for any “balance shares” due under the notes.  The number of “balance shares” is equal to the number of shares of common stock into which a note otherwise would be converted if no cash payment were made by the Company, less the accreted principal amount (the sum of the initial issue price of $676.25 and the accrued original issue discount as of the conversion date of), divided by the average sale price

(the average of the closing per share sale price on the fifteen consecutive trading days commencing on the fourth trading day after the conversion date) of a share of common stock.  All such calculations are controlled by and governed by the promissory note under which the notes are issued and the indenture, as amended, governing the notes. If the number of balance shares is a positive number, the Company has the option to deliver cash or a combination of cash and shares of common stock for the balance shares by electing for each full balance share for which the Company has chosen to deliver cash to pay cash in an amount equal to the average sale price of a share of common stock.
The notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accreted original discount and any accrued cash interest, if any.
Concurrently, with the sale of the notes, the Company purchased a bond hedge designed to mitigate the potential dilution to stockholders from the conversion of the notes. Under the five year term of the bond hedge, one of the initial purchasers (the “counterparty”) will deliver to the Company upon a conversion of the bonds a number of shares of common stock based on the extent to which the then market price exceeds $19.66 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the notes is 8,776,048 shares of common stock.  The cost of the purchased bond hedge was partially offset by the sale of warrants to acquire up to 17,551,896 shares of the common stock to the counterparty with whom the Company entered into the bond hedge. The warrants are exercisable by the counterparty in year five at a price of $28.08 per share. The warrants may be settled at the Company’s option through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then market price exceeds $28.08 per share. The net effect of the bond hedge and the warrants is to reduce the potential dilution from the conversion of the notes if the Company elects a net share settlement. There would be dilution impact from the conversion of the notes to the extent that the then market price per share of the common stock exceeds $28.08 per share at the time of conversion.
The Company’s common stock price has triggered an optional conversion right with respect to the notes. Based on the current price of the Company’s common stock, the Company believes that if the notes were currently converted there would not be any dilutive effect on the Company’s estimated outstanding number of shares as a result of the notes or the warrants. However, as the convertible notes remain outstanding in the future, depending on the price of the Company’s common stock, the notes may have dilutive effect and increase the number of shares of common stock outstanding beyond that which we estimate or may estimate in the future. As the trading pricing in our common stock exceeds $28.08 per share, we may incur dilution as a result of the notes and/or the warrants and further increases in our common stock price may cause us to have to increase the number of shares outstanding and impact our earnings per share calculation. At this time, we would not anticipate that the outstanding notes will be converted currently and believe that our current estimate of outstanding shares for 2007 adequately addresses any impact of the notes and warrants during 2007. However, the estimate of the number of shares outstanding and the estimates of the dilutive impact of the notes and warrants is based on current circumstances and is forward-looking and only a prediction. We also believe that to the extent the notes convertibility feature remains in-the-money, a holder would elect to convert at some point in the future or at redemption. In addition, because a certain portion of the notes must be paid in cash and we may elect to pay for all amounts due under the notes in cash and we cannot predict the timing of such conversions, the timing of the conversions may impact our future liquidity. This disclosure constitutes any notice required to be given by the Company under its Indenture dated as of February 18, 2004 with respect to the Company’s notes.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of November 3, 2007 primarily relate to operating lease obligations, letters of credit and future minimum guaranteed contractual payments. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles.

OUTLOOK
Full Year 2007 — (52-Week Year) Comparisons to Fiscal 2006 — (53-Week Year)
•	We are currently increasing earnings guidance for the full year. Based on an estimated 117 million diluted shares outstanding, the Company is increasing its consolidated earnings per diluted share guidance from the previous estimate of approximately $1.24 — 1.25 to the new estimate of approximately $1.29. This new guidance represents an approximate 26% increase over earnings per diluted share for the full year 2006 of $1.02 and includes the expected results of Golf Galaxy, which we continue to expect to be accretive for the year.

•	Comparable store sales for Dick’s Sporting Goods stores are expected to increase approximately 2.0% compared to a 6.0% increase last year.

•	The Company has opened 46 new Dick’s Sporting Goods stores and relocated one Dick’s Sporting Goods store, completing the new store program for Dick’s stores in 2007. The Company expects to open 16 new Golf Galaxy stores in 2007.
Fourth Quarter 2007 — (13 weeks compared to 14 weeks last year)
•	Based on an estimated 119 million diluted shares outstanding, the Company anticipates consolidated earnings per diluted share of approximately $0.59, as compared to $0.60 in 2006. The year-over-year comparison is impacted by several factors, including the shift in the 2007 retail calendar, which positively impacted Q1 and Q2 this year and is offset in Q3 and Q4. Additionally, the year-over-year comparison is impacted by the 53rd week in fiscal 2006, which provided an extra week of operations and included the favorable impact of sales of licensed merchandise relating to the Super Bowl, which combined contributed approximately $0.05 to our 2006 earnings. Further, the inclusion of Golf Galaxy is approximately $0.04 per share dilutive in the fourth quarter of 2007.

•	Comparable store sales for Dick’s stores are expected to increase approximately 2.0%, or approximately 2.5%, adjusting for the shifted retail calendar which compares to a 2.0% increase in Q4 last year. Golf Galaxy will be included in the quarterly comparable store base beginning in Q2 2008, which will be the first full quarter following the anniversary of the date of acquisition.

•	The Company expects to open four new Golf Galaxy stores.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K/A for the year ended February 3, 2007.
ITEM 4. CONTROLS AND PROCEDURES
During the third quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management reasonably applies its judgments in evaluating the cost benefit relationship of possible controls and procedures. Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (November 3, 2007) at a reasonable assurance level.
On February 13, 2007, the Company acquired Golf Galaxy by means of a merger of the Company’s wholly-owned subsidiary, and is currently integrating the processes, systems and controls relating to Golf Galaxy into the Company’s existing system of internal controls and procedures. As a result, the Company’s internal controls over financial reporting and the scope of management and the Company’s assessment of the effectiveness of the Company’s disclosure controls and procedures for the end of the period covered by this report included all of the Company’s business except for Golf Galaxy, which represents approximately 7% of total assets at November 3, 2007.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in two cases which make claims concerning alleged failures to pay overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In the Barrus case, the parties and the Court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007. The parties to the Barrus case have continued to work through the mediator’s office in an effort to determine whether the matter can be resolved through settlement. The parties to the Parks case have agreed to mediate the case although the mediator and the schedule for mediation have yet to be determined.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended February 3, 2007 and our Quarterly Report on Form 10-Q for the quarter ended August 4, 2007, as filed with the Securities and Exchange Commission on June 5, 2007 and August 28, 2007, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.
Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and standing with our customers.
The protection of our customer, employee and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures the Company has in place, its facilities and systems, and those of its third party service provider, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.
We may be subject to claims and our insurance may not be sufficient to cover damages related to those claims.
We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles which are products that are associated with an increased risk of injury and related lawsuits. We may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. We may incur losses relating to these claims or the defense of these claims. We may also incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of hunting rifles in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or in the case of our private label products, collect anything at all. In addition, we are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, any improper or illegal use by our customers of ammunition or hunting rifles sold by us, could have a negative impact on our reputation and business.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 28 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 28, 2007 on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN Timothy E. Kullman
SVP — Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 28, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of November 28, 2007 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 28, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Senior Vice President and Chief Financial Officer, dated as of November 28, 2007 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith