Form 10-K
period 2008-02-02
DICKS SPORTING GOODS INC
filed 2008-03-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,409,973,070 as of August 4, 2007 based upon the closing price of the registrant’s common stock on the New York Stock Exchange reported for August 4, 2007.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 24, 2008 was 84,990,322 and 26,241,118, respectively.
Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 4, 2008 (the “2008 Proxy Statement”).

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
     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular including the potential impact of natural disasters or national and international security concerns on us or the retail environment; unauthorized disclosure of sensitive or confidential information; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products and risks associated with relying on foreign sources of production; risks relating to problems with or disruption of our current management information systems; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions and risks and uncertainties associated with assimilating acquired companies; our ability to access adequate capital; the loss of our key executives, especially Edward W. Stack, our Chairman, Chief Executive Officer and President; our ability to meet our labor needs; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; that we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; our quarterly operating results and comparable store sales may fluctuate substantially; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; our ability to repay or make the cash payments under our senior convertible notes; various risks associated with our exclusive brand offerings; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
     On February 13, 2007, Dick’s Sporting Goods, Inc. (“Dick’s”) acquired Golf Galaxy, Inc. (“Golf Galaxy”) which became a wholly owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. On November 30, 2007, Dick’s acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”), which also became a wholly-owned subsidiary of Dick’s. Due to these acquisitions, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk associated with combining businesses and/or with assimilating acquired companies.

PART I
ITEM 1. BUSINESS
General
     Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities. Dick’s was founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman, Chief Executive Officer and President opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and, upon his father’s retirement in 1984, became President and Chief Executive Officer of the then two-store chain.
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
     Dick’s, Dick’s Sporting Goods, DicksSportingGoods.com, Galyan’s Trading Company, Inc., Golf Galaxy, Chick’s Sporting Goods, Northeast Outfitters, PowerBolt, Fitness Gear, Ativa, Walter Hagen, DBX, Highland Games, Acuity, Field & Stream (footwear only) and Quest are our primary trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder.
     As of February 2, 2008, the Company operated 340 Dick’s Sporting Goods stores in 36 states, 79 Golf Galaxy stores in 29 states and 15 Chick’s Sporting Goods stores in California.
Acquisition of Golf Galaxy
     On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly owned subsidiary with and into Golf Galaxy, with each Golf Galaxy shareholder receiving $18.82 per share in cash, without interest and Golf Galaxy became a wholly owned subsidiary of the Company. The Company recorded $112.6 million of goodwill as the excess of the purchase price of $227.0 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. The acquisition was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our revolving line of credit.
Acquisition of Chick’s Sporting Goods
     On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s. The Company recorded $34.4 million of goodwill as the excess of the purchase price of $69.2 million over the fair value of the amounts assigned to assets acquired and liabilities assumed.
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
     Broad Assortment of Brand Name Merchandise. We carry a wide variety of well-known brands, including Nike, North Face, Columbia, adidas, TaylorMade, Callaway and Under Armour, as well as private label products sold under names such as Ativa and Walter Hagen and private brand products, such as our exclusive lines of Nike ACG, Slazenger, Umbro, Field and Stream and adidas baseball merchandise, which are available only in our stores. The breadth of our product selections in each category of sporting goods offers our customers a wide range of price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast.
     Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) and Ladies Professional Golf Association (“LPGA”) working in our stores, and as of February 2, 2008 employed 387 PGA and LPGA professionals in our golf departments. We also have 427 bike mechanics to sell and service bicycles and 309 certified fitness trainers who provide advice on the best fitness equipment for our customers. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.
     Interactive “Store-Within-A-Store”. Our Dick’s Sporting Goods stores typically contain five stand-alone specialty stores. We seek to create a distinct look and feel for each specialty department to heighten the customer’s interest in the products offered. A typical store has the following in-store specialty shops: (i) the Pro Shop, a golf shop with a putting green and hitting area and video monitors featuring golf tournaments and instruction on the Golf Channel or other sources; (ii) the Footwear Center, featuring hardwood floors, a track for testing athletic shoes and a bank of video monitors playing sporting events; (iii) the Cycle Shop, designed to sell and service bikes, complete with a mechanics’ work area and equipment on the sales floor; (iv) the Sportsman’s Lodge for the hunting and fishing customer, designed to have the look of an authentic bait and tackle shop; and (v) Total Sports, a seasonal sports area displaying sports equipment and athletic apparel associated with specific seasonal sports, such as football and baseball. Our stores provide interactive opportunities by allowing customers to test golf clubs in an indoor driving range, shoot bows in our archery range, or run on our footwear track.
     Our Golf Galaxy stores are designed to deliver on our “Everything for the Game” strategy and create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added PGA and LPGA services. Interactive areas, such as an artificial bent grass putting green and golf simulators, add to the entertainment value of the shopping experience. Our store design and equipment displays encourage customers to test our products before making a purchase decision. Our highly visible service areas reinforce the expertise available from our staff.
     Exclusive Brand Offerings. We offer our customers high-quality products at competitive prices marketed under exclusive styles and brands. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast for sale under brands such as Ativa, Acuity, Walter Hagen, Northeast Outfitters, PowerBolt, Fitness Gear, Highland Games, DBX, Field & Stream, Quest, Nike ACG, Slazenger, adidas baseball merchandise and Umbro. Many of our products incorporate technical features such as GORE-TEX® fabric, which is waterproof and breathable, and COOLMAX® fabric, which wicks moisture away from the skin to the fabric where the moisture evaporates faster, that are typically available only through well-known brand names. By using these exclusive styles and brands, we offer value products to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable products.
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
     The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

	Fiscal Year
Merchandise Category	2007	2006	2005
Apparel	28%	26%	26%
Footwear	17%	17%	17%
Hardlines (1)	55%	57%	57%

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.
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
     Footwear: The Footwear Center, featuring hardwood floors and a track for testing athletic shoes, offers a diverse selection of athletic shoes for running and walking, tennis, fitness and cross training, basketball and hiking. In addition, we also carry specialty footwear including casual footwear and a complete line of cleated shoes for baseball, football, soccer and golf. Other important categories within the footwear department are boots, socks and accessories.
     Hardlines:
     Exercise and Team Sports. Our product lines include a diverse selection of fitness equipment including treadmills, elliptical trainers, stationary bicycles, home gyms, free weights and weight benches. A full range of equipment and accessories are available for team sports such as football, baseball, basketball, hockey, soccer, bowling and lacrosse. Family recreation offerings include lawn games and table games such as ping-pong, foosball and air hockey.
     Outdoor Recreation. The Sportsman’s Lodge, designed to have the look of an authentic bait and tackle shop, caters to the outdoorsman and includes a diverse offering of equipment for hunting, fishing, camping and water sports. Hunting products include rifles, shotguns, ammunition, global positioning systems, hunting apparel, boots and optics including binoculars and scopes, knives and cutlery, archery equipment and accessories. Fishing gear such as rods, reels, tackle and accessories are offered along with camping equipment, including tents and sleeping bags. Equipment offerings for marine and water sports include navigational electronics, water skis, rafts, kayaks, canoes and accessories.
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

Our Stores
     Each of our Dick’s stores typically contains five specialty stores. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy stores are designed to deliver on our “Everything for the Game” strategy and create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added PGA and LPGA services.
     Store Design. We design our Dick’s stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. We also have another prototype two-level store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it. Our Golf Galaxy store model is based on a prototype store, which generally ranges from 13,000 to 18,000 selling square feet. The following table summarizes store openings and closings for 2007 and 2006:

	Fiscal 2007				Fiscal 2006
			Chick’s Sporting
	Dick’s	Golf Galaxy	Goods	Total	Dick’s
Beginning stores	294	65	15	374	255
New:
50,000 square foot prototype	43	—	—	43	37
Two-level stores	3	—	—	3	2
Golf Galaxy stores	—	16	—	16	—

Total new stores	46	16	—	62	39
Closed	—	(2)	—	(2)	—

Ending stores	340	79	15	434	294

Relocated stores	1			1	2

     In most of our Dick’s stores, approximately 82% of store space is used for selling and approximately 18% is used for backroom storage of merchandise, receiving area and office space.
     We seek to encourage cross-selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving which enables customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.
     Our Dick’s stores are typically open seven days a week, generally from 9:00 a.m. to 9:30 p.m. Monday through Saturday, and 10:00 a.m. to 7:00 p.m. on Sunday. Our Golf Galaxy stores are typically open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Friday, 9:00 a.m. to 8:00 p.m. on Saturday, and 10:00 a.m. to 6:00 p.m. on Sunday.
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

     Store Associates. We strive to complement our merchandise selection and innovative store design with superior customer service. We actively recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable about the products they sell. For example, Dick’s currently employs PGA and LPGA golf professionals to work in our golf departments, bike mechanics to sell and service bicycles and certified fitness trainers to provide advice on the best fitness equipment for the individual. We believe that our associates’ enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.
     We emphasize product knowledge at both the hiring and training stages. We hire most of our sales associates for a specific department or category. As part of our interview process, we test each prospective sales associate for knowledge specific to the department or category in which he or she is to work. We train new sales associates through a self-study and testing program that we have developed for each of our categories. We also measure customer’s satisfaction with their most recent purchase experience through an online satisfaction survey. Survey invitations are delivered at the point-of-sale via cash register receipts which directs customers to a data collection website. These results allow identification of improvement opportunities at various levels of the store hierarchy and reinforce the impact associates have on the customer experience.
     We typically staff our Dick’s stores with a store manager, two sales managers, a sales support manager, six sales leaders, and approximately 50 full-time and part-time sales associates for a single-level store and proportionately more supervisory roles and associates for a two-level store, depending on store volume and time of year. The operations of each store are supervised by one of 41 district managers, each of whom reports to one of six regional vice-presidents of store operations who are located in the field. The vice president of field operations reports directly to the senior vice president of operations.
     Support Services. We believe that we further differentiate our stores from other large-format sporting goods stores by offering support services for the products we sell. We offer a complete range of expert golf services, from club repair, to re-gripping, to private lessons with our PGA and LPGA professionals. Although we do not receive a share of income from these lessons, allowing our PGA and LPGA professionals to offer lessons not only helps us in recruiting them to work for us but also provides a benefit to our customers.
     Our prototype Dick’s stores feature bicycle maintenance and repair stations on the sales floor, allowing our bicycle mechanics to service bicycles in addition to assisting customers. We believe that these maintenance and repair stations are one of our most effective selling tools by enhancing the credibility of our specialty store concept and giving assurance to our customers that we can repair and tune the bicycles they purchase.
     At our Dick’s stores, we also string tennis rackets, sharpen ice skates, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows, sell hunting and fishing licenses and fill CO2 tanks for paintball.
     Site Selection and Store Locations. We select geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. In addition to these demographics, golf participation rates are considered in selecting sites for our Golf Galaxy stores. We seek to locate our Dick’s stores in primary retail centers with an emphasis on co-tenants including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Barnes & Noble, Best Buy or Staples.
     We seek to balance our expansion of Dick’s stores between new and existing markets. In our existing markets, we add stores as necessary to cover appropriate market areas. By clustering stores, we seek to take advantage of economies of scale in advertising, promotion, distribution and supervisory costs. We seek to locate stores within separate trade areas within each metropolitan area, in order to establish long-term market penetration. We generally seek to expand in geographically contiguous areas to build on our experience in the same or nearby regions. We believe that local knowledge is an important part of success. In considering new markets, we locate our stores in areas we believe are underserved. In addition to larger metropolitan markets, we also target smaller population centers in which we locate single stores, generally in regional shopping centers with a wide regional draw.

Marketing and Advertising
     Our marketing program for Dick’s stores is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. The advertising strategy is focused on national television and other national media campaigns, weekly newspaper advertising utilizing multi-page, color inserts and standard run of press advertising, with emphasis on key shopping periods, such as the Christmas season, Father’s Day, and back-to-school, and on specific sales and promotional events, including our annual Golf-a-thon sale.
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
     Our “Scorecard” loyalty program at our Dick’s stores provides reward certificates to customers based on purchases. After a customer registers, reward points build as a percentage of purchases. Membership in our Scorecard loyalty program is free. These rewards are systematically tracked, and once a customer reaches a minimum threshold purchase level of $300 within a program year, a merchandise credit is mailed to the customer’s home. This database is then used in conjunction with our direct marketing program. The direct marketing program consists of several direct mail pieces sent during holidays throughout the year. Additionally, several customer focused mailings are sent to members based on their past purchasing history.
     Our “Advantage Club” customer loyalty program at our Golf Galaxy stores is designed to create a direct relationship with our customers using advance notice of special in-store events, exclusive offers and information. Membership in our Advantage Club is free. We target our direct mail catalogs and e-mail offers to this group of customers who generate above average response rates, thus enhancing our marketing efficiency.
Information Systems
     Our Dick’s stores use the JDA Merchandising System and a data warehouse that interfaces with all Merchandising Systems. We also use the E-3 Replenishment and Arthur Allocation retail software systems. These systems operate on a combination of IBM iSeries and Unix computers. We utilize Fujitsu, NCR, IBM, HP and Dell point-of-sale hardware that incorporates scanning and price look-up features that are supported by the RSA point-of-sale software. Our fully integrated management information systems track purchasing, sales and inventory transfers down to the stock keeping unit or “SKU” level and have allowed us to improve overall inventory management by identifying individual SKU activity and projecting trends and replenishment needs on a timely basis. We believe that these systems enable us to increase margins by reducing inventory investment, strengthening in-stock positions, and creating store level perpetual inventories and automatic inventory replenishment on basic items of merchandise.
     The Dick’s stores are supported by a merchandise planning and allocation system that optimizes the distribution of most products to the stores through a combination of historical sales data and forecasted data at an individual store and item level. We believe this minimizes markdowns taken on merchandise and improves sales on these products. Our distribution centers utilize a suite of products from Manhattan Associates which are fully integrated with our JDA systems. Our Dick’s store operations personnel in every location have online access to product signage, advertising information and e-mail through our wide area network. PeopleSoft Software is used for Payroll, Human Resource Management and Financial Systems.

     Our Golf Galaxy point of sale system and core management information system is a fully integrated solution from Retail Pro, a provider of inventory control/POS software for small to mid-tier retailers. We have developed additional functionality utilizing information processing tools from third party providers and have a third party database management relationship to support our Advantage Club and automated special order processes.
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
     Our planning, replenishment, allocation, and merchandise control groups are responsible for merchandise allocation, inventory control, and automatic replenishment systems. These groups act as the central processing intermediary between our buying staff and our stores. These groups also coordinate the inventory levels necessary for each advertising promotion with our buying staff and our advertising department, tracking the effectiveness of each advertisement to allow our buying staff and our advertising department to determine the relative success of each promotional program. In addition, these groups’ other duties include implementation of price changes, creation of vendor purchase orders and determination of the adequate amount of inventory for each store.
     We purchase merchandise from approximately 1,400 vendors, and we have no long-term purchase commitments. During fiscal 2007, Nike, our largest vendor, represented approximately 12% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2007 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.
     We operate a 601,000 square foot distribution center in Smithton, Pennsylvania and a 725,000 square foot distribution center in Plainfield, Indiana. Additionally, the Company is constructing a 657,000 square foot distribution center near Atlanta, Georgia, which is expected to be complete during fiscal 2008. Vendors directly ship merchandise, including price tickets, to these distribution centers, where it is processed as necessary, before being shipped to the stores.
     Our Golf Galaxy stores utilize a direct-to-store distribution model. Substantially all store inventories are drop shipped directly from vendors to our Golf Galaxy stores.
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
   Mass Merchants. These stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, freestanding sites or regional malls. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. We believe that this limited selection, particularly with well-known brand names, combined with the reduced service levels typical of a mass merchandiser, limit their ability to meet the needs of sporting goods customers. However, Wal-Mart is currently the largest retailer of sporting goods as measured by sales.
   Catalog and Internet-Based Retailers. We believe that the relationships that we have developed with our suppliers and customers through our retail stores provide us with a significant advantage over catalog-based and Internet-only retailers. These retailers sell a full line of sporting goods through the use of catalogs and/or the Internet.
Employees
     As of February 2, 2008, we had a total of approximately 10,400 full-time and approximately 16,000 part-time associates. Due to the seasonal nature of our business, total employment will fluctuate during the year, which typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.
Proprietary Rights
     Each of “Dick’s,” “Dick’s Sporting Goods,” “DicksSportingGoods.com,” “Golf Galaxy,” “Chick’s Sporting Goods,” “Walter Hagen,” “Northeast Outfitters,” “PowerBolt,” “Fitness Gear,” “Ativa,” “Acuity,” “Highland Games,” “DBX,” “Field & Stream” (footwear only) and “Quest” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “Nike ACG,” “adidas” (baseball only), “Field & Stream” (camping, hunting and fishing), “Slazenger” and “Umbro” for specified product categories. The earliest that any of our licenses for these private label products expires, including extensions, is 2016. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of products covered by the license. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”
Governmental Regulation
     We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of long guns. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review, and provide us with a transaction number for the proposed sale. We are required to record the transaction number on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for five years for auditing purposes for each denied sale. After all of these procedures are complete, we complete the sale.
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

Executive Officers of the Company
     The current executive officers of the Company, and their prior business experience, are as follows:
     Edward W. Stack, 53, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager. Mr. Stack also received the title of President in February 2008.
     William J. Colombo, 52, became our Vice Chairman of the Board in February 2008, after stepping down as President and Chief Operating Officer, a position he held since 2002. From late in 1998 to 2000, Mr. Colombo served as President of dsports.com LLC, our Internet commerce subsidiary. Mr. Colombo served as Chief Operating Officer and an Executive Vice President from 1995 to 1998. Mr. Colombo joined us in 1988. From 1977 to 1988, he held various field and district positions with J.C. Penney Company, Inc. (a retailing company listed on the NYSE). He is also on the board of directors of Gibraltar Industries (a leading processor, manufacturer and distributor of products for the building, industrial and vehicular markets listed on NASDAQ). Mr. Colombo’s term as a Class A Director expires at the 2009 annual meeting.
     Joseph H. Schmidt, 48, became our Executive Vice President and Chief Operating Officer in 2008, responsible for all aspects of Store Operations, Real Estate & Development, Distribution and Transportation. Previously, Mr. Schmidt was our Executive Vice President – Operations, and before that Senior Vice President – Store Operations, a position he held beginning in 2005. Mr. Schmidt was Vice President – Store Operations beginning in 2001. Mr. Schmidt joined us in 1990 and has held various positions in store operations. From 1981 to 1990, he held various positions in store operations for Ames Department Stores, Inc.
     Timothy E. Kullman, 52, joined Dick’s Sporting Goods as Senior Vice President and Chief Financial Officer in April 2007 and was promoted to Executive Vice President – Finance, Administration and Chief Financial Officer in February 2008. Prior to joining Dick’s, Mr. Kullman served as Chief Financial Officer of PetSmart, a specialty pet retailer listed on NASDAQ, since July 2002. Before joining PetSmart, Mr. Kullman was Executive Vice President and CFO for Hagemeyer North America Holdings, Inc., a wholly owned division of a global distribution company based in the Netherlands and spent three years at Genuardi’s Family Markets. Prior to that, he was Senior Vice President, CFO, Secretary and Treasurer for Delchamps, Inc., a major grocery chain in the southeastern United States. Mr. Kullman also held senior financial positions with Farm Fresh Inc., Blue Cross Blue Shield of Michigan, and Deloitte, Haskins & Sells.
     Gwendolyn K. Manto, 53, joined us in January 2006 as our Executive Vice President and Chief Merchandising Officer. Ms. Manto was employed by Sears Holding Co. (the nation’s third largest broadline retailer listed on the NYSE), as Executive Vice President and General Merchandise Manager, Apparel since February 2004. Prior to joining Sears, she was Vice Chairman/Chief Merchandising Officer of Stein Mart (an off-price specialty retailer listed on NASDAQ). Prior to that time she held senior management positions with Footlocker, Federated Department Stores and Macy’s.
     Jeffrey R. Hennion, 41, became our Executive Vice President and Chief Marketing Officer in 2008. Previously, Mr. Hennion was Senior Vice President and Chief Marketing Officer, a position he held since 2005. Beginning in 2004, he served as our Senior Vice President – Strategic Planning, and prior to that was our Vice President – Finance and Treasurer, a position he held since 2002. Mr. Hennion started with us in 2000 as Vice President – Treasurer. Prior to joining the Company, he served Alcoa Inc. from 1989 to 2000 in various treasury and finance related functions, most recently as Assistant Treasurer and as Director – Investor Relations.
     Diane E. Lazzaris, 41, became our Senior Vice President – Legal, General Counsel and Corporate Secretary in 2008. Prior to joining Dick’s, Ms. Lazzaris was employed by Alcoa Inc. as Group Counsel for a group of businesses with total revenues of approximately $10 billion, 23,000 employees and operations in North America, Europe and Asia. Previously she held various legal positions up to and including Senior Counsel.

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
     Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Increased competition in markets in which we have stores or the adoption by competitors of innovative store formats, aggressive pricing strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to new store openings could severely limit our growth opportunities.
     Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase the number of our retail stores will depend in part on the availability of existing retail stores or store sites. Unavailability of financing on terms acceptable to real estate developers or a tightening credit market may affect adversely the retail sites available to us. We cannot assure you that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.
     In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our existing stores, to the opening of new stores and markets. New stores in new markets, where we are less familiar with the target customer and less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets, or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we become increasingly reliant on entry into new markets in order to grow, we may face additional risks and our net income could suffer. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase.
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
     In general, our sales depend on discretionary spending by our customers. A deterioration of economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:
–	interest rates and inflation;

–	the impact of an economic recession;

–	the impact of natural disasters;

–	national and international security concerns;

–	consumer credit availability;

–	consumer debt levels;

–	consumer confidence in the economy;

–	gasoline and fuel prices;

–	tax rates and tax policy;

–	unemployment trends; and

–	other matters that influence consumer confidence and spending.
     Increasing volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude.
Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and standing with our customers.
     The protection of our customer, employee and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures the Company has in place, its facilities and systems, and those of its third party service provider, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming, human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.
We may be subject to claims and our insurance may not be sufficient to cover damages related to those claims.
     We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles which are products that are associated with an increased risk of injury and related lawsuits. We may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. We may incur losses relating to these claims or the defense of these claims. We may also incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles. In addition, in the future there may be increased federal, state or local regulation, including taxation, on the sale of hunting rifles in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or in the case of our private label products, collect anything at all. In addition, we are subject to regulation by the Consumer Product Safety Commission and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, any improper or illegal use by our customers of ammunition or hunting rifles sold by us, could have a negative impact on our reputation and business.
If our suppliers, distributors or manufacturers do not provide us with sufficient quantities of products, our sales and profitability will suffer.
     We purchase merchandise from approximately 1,400 vendors. In fiscal 2007, purchases from Nike represented approximately 12% of our merchandise purchases. Although in fiscal 2007 purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.
     We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” or MFN status with the United States for a particular foreign country, work stoppages, delays in shipment, shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability.
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
     Countries from which our vendors obtain these new products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. The United States Congress periodically considers other restrictions on the importation of products obtained by our vendors and us. The cost of such products may increase for us if applicable duties are raised or if exchange rates fluctuate, or if import quotas with respect to such products are imposed or made more restrictive, we may not be able to obtain certain goods.
Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
     Our Dick’s stores utilize a suite of applications for our merchandise system that includes JDA Merchandising and Arthur Allocation. Our Golf Galaxy stores utilize a fully integrated merchandise system from Retail Pro. These systems, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

We rely on two distribution centers along with a smaller return facility, and if there is a natural disaster or other serious disruption at one of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.
     We currently operate a 601,000 square foot distribution center in Smithton, Pennsylvania and a 725,000 square foot distribution center in Plainfield, Indiana. We also operate a 75,000 square foot return center in Conklin, New York. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. Our growth could cause us to seek alternative facilities. Such expansion of the current facility or alternatives could affect us in ways we cannot predict.
Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.
     Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 31% of our net sales and approximately 47% of our net income for fiscal 2007. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
Because our Dick’s stores are generally concentrated in the eastern half of the United States, we are subject to regional risks.
     Many of our Dick’s stores are located primarily in the eastern half of the United States. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability could suffer.
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
The Company may be subject to periodic litigation, including Fair Labor Standards Act and state wage and hour lawsuits and other types of claims that may adversely affect the Company’s business and financial performance.
     From time to time the Company or its subsidiaries may be involved in lawsuits, including class action lawsuits brought against the Company or its subsidiaries for alleged violations of the Fair Labor Standards Act and state wage and hour laws, product liability, consumer, employment, tort and other litigation. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We may incur losses relating to these claims. In addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims. For a description of current legal proceedings, see Part II, Item 3, Legal Proceedings.
The terms of our senior secured revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.
     Our current senior secured revolving credit facility contains provisions which restrict our ability to, among other things, incur additional indebtedness, issue additional shares of capital stock in certain circumstances, make particular types of investments, incur certain types of liens, pay cash dividends, redeem capital stock, consummate mergers and consolidations of certain sizes, enter into transactions with affiliates or make substantial asset sales. In addition, our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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
The loss of our key executives, especially Edward W. Stack, our Chairman of the Board, Chief Executive Officer and President could have a material adverse effect on our business due to the loss of their experience and industry relationships.
     Our success depends on the continued services of our senior management, particularly Edward W. Stack, our Chairman of the Board, Chief Executive Officer and President. If we were to lose any key senior executive, our business could be materially adversely affected.
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
     We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of February 2, 2008, Mr. Edward W. Stack, our Chairman, Chief Executive Officer and President and his relatives controlled approximately 76% of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack may also acquire additional shares of common stock upon the exercise of stock options. The interests of Mr. Stack and his relatives may differ from the interests of the other stockholders and they may take actions with which you disagree.
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
     Our net sales and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our business, financial condition and the market price of our common stock. A number of factors, many of which are outside our control, may cause variations in our quarterly net sales and operating results, including:
•	changes in demand for the products that we offer in our stores;

•	lockouts or strikes involving professional sports teams;

•	retirement of sports superstars used in marketing various products;

•	sports scandals;

•	costs related to the closures of existing stores;

•	litigation;

•	pricing and other actions taken by our competitors;

•	adverse weather conditions in our markets; and

•	general economic conditions.
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

The market price of our common stock is likely to be highly volatile as the stock market in general can be highly volatile.
     Factors that could cause fluctuation in the stock price may include, among other things:
•	general economic and market conditions;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	our inability to meet or exceed securities analysts’ estimates or expectations;

•	conditions or trends in our industry;

•	changes in the market valuations of other retail companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	capital commitments;

•	additions or departures of key personnel; and

•	sales of common stock.
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
     The Company’s common stock price has triggered an optional conversion right, whereby the holders of the convertible notes may convert their convertible notes under certain circumstances. However, it is possible that we would not have sufficient funds at that time to make the required purchase of convertible notes or would otherwise be prohibited under our senior secured revolving credit facility or other future debt instruments from making such payments in cash. We are required to pay cash for each $1,000 of face amount of a note equal to the lesser of: (i) the accreted principal amount (the sum of the initial issue price of $676.25 per $1,000 face amount and the accrued original issue discount as of the conversion date (no original issue discount occurs until 2009)), and (ii) the product of (a) the number of shares of the Company’s common stock into which the note otherwise would have been converted if no cash payment were made by the Company (i.e. 34.4044 shares per $1,000 face amount), multiplied by (b) the average of the closing per share sale price on the fifteen consecutive trading days commencing on the fourth trading day after the conversion date.

     In addition, upon the occurrence of certain specific kinds of change in control events, holders may require us to purchase for cash all or any portion of their convertible notes. However, it is possible that, upon a change in control, we may not have sufficient funds at that time to make the required purchase of convertible notes, and we may be unable to raise the funds necessary. In addition, the issuance of our shares upon a conversion of convertible notes could result in a default under our credit facility to the extent that the issuance creates a change of control event under our senior secured revolving credit facility. Such a default under the senior secured revolving credit facility could in turn create a cross default under the convertible notes.
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
Risks associated with exclusive brand offerings.
     We offer our customers high-quality products at competitive prices marketed under exclusive brands. We expect to continue to grow our exclusive private label offerings and have entered into several licensing agreements that grant us the right to sell and market certain products under third-party brands. We have invested in our development and procurement resources and marketing efforts related to these exclusive brand offerings. Although we believe that our private label products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell, the expansion of our exclusive brand offerings subjects us to certain risks or increases the risk to our business. These risks, include, among others, risks related to: our failure to comply with government and industry safety standards (e.g., the Consumer Product Safety Commission and similar state regulatory agencies) related to our private label products; mandatory or voluntary product recalls related to our exclusive brand offerings; being subject to lawsuits resulting from injuries associated with the use of private label sporting goods equipment that we sell; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods) of our exclusive branded offerings; our ability to successfully navigate the proprietary rights of other parties and avoid claims related to proprietary rights of others; our ability to successfully administer and comply with third-party licenses and contractual commitments that we have with the licensors of the brands, including in some instances certain sales minimums, which if not met in some instances can cause us to lose the licensing rights or pay damages; risks associated with overseas sourcing and manufacturing — foreign laws and regulation, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in countries, exchange rate fluctuations and conducting activities with third-party manufacturers and those risks generally encountered by entities that sell and market exclusive branded offerings for retail. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Our corporate headquarters is located at 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, where we lease approximately 200,000 square feet of office space. The lease for this office space is for a term of 20 years through 2024. Our Golf Galaxy operations are headquartered in Eden Prairie, Minnesota, where we lease from an unaffiliated third party approximately 25,000 square feet of office space, as well as approximately 23,000 square feet of warehouse space to support Golf Galaxy’s eCommerce operations. The term of the lease ends in January 2010, subject to a five-year renewal at our option.
     We currently lease a 601,000 square foot distribution center in Smithton, Pennsylvania and a 725,000 square foot distribution center in Plainfield, Indiana. The term of these leases expire in 2019 and 2020, respectively. We also lease a 75,000 square foot return center in Conklin, New York, which is utilized for freight consolidation and the handling of damaged and defective merchandise. The term of this lease expires in 2009. During fiscal 2007, the Company executed a lease agreement for a new 657,000 square foot distribution center near Atlanta, Georgia, which is expected to be operational during fiscal 2008. The term of this lease expires in 2019.
     Our recently acquired Chick’s operations are headquartered in Covina, California, where we lease approximately 11,500 square feet of office space, with the lease ending in May 2011. In addition, Chick’s operates a 12,500 square foot distribution center in San Dimas, California. The term of this lease ends in September 2008, subject to a two-year renewal at our option.

     We lease all of our stores. Initial lease terms are generally for 10 to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls. We currently have substantially all of our leases signed for the stores planned to open in fiscal 2008 and five signed leases for the stores planned to open in fiscal 2009.
     As of February 2, 2008 we operated 434 stores in 40 states. The following table sets forth the number of stores by state:

			Chick’s Sporting
State	Dick’s	Golf Galaxy	Goods	Total
Alabama	7	—	—	7
Arizona	1	2	—	3
California	—	2	15	17
Colorado	9	2	—	11
Connecticut	8	1	—	9
Delaware	2	1	—	3
Florida	7	1	—	8
Georgia	11	—	—	11
Idaho	—	1	—	1
Illinois	19	7	—	26
Indiana	15	1	—	16
Iowa	2	1	—	3
Kansas	6	1	—	7
Kentucky	6	1	—	7
Louisiana	1	—	—	1
Maine	4	—	—	4
Maryland	9	2	—	11
Massachusetts	16	—	—	16
Michigan	15	1	—	16
Minnesota	6	4	—	10
Missouri	6	2	—	8
Nebraska	3	1	—	4
Nevada	1	1	—	2
New Hampshire	3	—	—	3
New Jersey	12	3	—	15
New York	28	5	—	33
North Carolina	21	5	—	26
Ohio	35	9	—	44
Oklahoma	—	2	—	2
Oregon	—	1	—	1
Pennsylvania	33	2	—	35
Rhode Island	2	—	—	2
South Carolina	7	—	—	7
Tennessee	11	1	—	12
Texas	6	10	—	16
Utah	1	1	—	2
Vermont	2	—	—	2
Virginia	16	4	—	20
West Virginia	4	—	—	4
Wisconsin	5	4	—	9

Total	340	79	15	434

ITEM 3. LEGAL PROCEEDINGS
     The Company is a defendant in two cases which make claims concerning alleged failures to pay overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In the Barrus case, the parties and the Court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007. The parties to the Barrus case have continued to work through the mediator’s office and independently in an effort to determine whether the matter can be resolved through settlement. In the Parks case, the parties and the Court have also agreed to stay the litigation pending an attempt to resolve all claims through mediation. A mediation session was held in March 2008 and the parties have agreed to continue discussions to determine whether this matter can be resolved through settlement.
     We currently believe that none of these cases properly represent class actions, and we plan to vigorously defend these cases. Our management believes that the final resolution of these matters would not have a material effect on our consolidated financial position or liquidity or results of operations.
     In addition to the above matters, various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial, intellectual property and lease disputes and employment issues. The results of those other proceedings are not expected to have a material adverse effect on our consolidated financial position, liquidity or results of operations.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007 through the solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     The shares of Dick’s Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “DKS”. The shares of the Company’s Class B common stock are neither listed nor traded on any stock exchange or other market. These shares of Class B common stock can be converted to common stock at the holder’s option and are automatically convertible upon other events. Our common stock began trading on October 16, 2002, following the Company’s initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sales prices per share of the Company’s common stock as reported by the NYSE. The closing prices below have been adjusted to reflect the two-for-one stock split in the form of a stock dividend distributed on October 19, 2007 to the Company’s stockholders of record as of September 28, 2007.

Fiscal Quarter Ended	High	Low
May 5, 2007	$29.54	$24.67
August 4, 2007	$29.53	$25.11
November 3, 2007	$35.84	$26.36
February 2, 2008	$32.93	$25.74

Fiscal Quarter Ended	High	Low
April 29, 2006	$21.13	$17.83
July 29, 2006	$22.02	$17.62
October 28, 2006	$24.75	$18.13
February 3, 2007	$27.90	$24.12

     The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 19, 2008 was 200 and 9, respectively.
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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
     The following selected consolidated financial data for fiscal years 2007, 2006, 2005, 2004 and 2003 presented below under the captions “Statement of Income Data”, “Earnings per Common Share”, “Other Data” and “Balance Sheet Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2007, 2006, 2005, 2004 and 2003 presented below under the caption “Store Data” have been derived from internal records of our operations.
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

Fiscal Year
2007 (1)	2006 (1)	2005	2004	2003
(Dollars in thousands, except per share and sales per square foot data)
Statement of Income Data:
Net sales	$3,888,422	$3,114,162	$2,624,987	$2,109,399	$1,470,845
Cost of goods sold (2)	2,730,359	2,217,463	1,887,347	1,522,873	1,062,820

Gross profit	1,158,063	896,699	737,640	586,526	408,025
Selling, general and administrative expenses	870,415	682,625	556,320	443,776	314,885
Merger integration and store closing costs	—	—	37,790	20,336	—
Pre-opening expenses	18,831	16,364	10,781	11,545	7,499

Income from operations	268,817	197,710	132,749	110,869	85,641
Gain on sale of non-cash investment (3)	—	—	(1,844)	(10,981)	(3,536)
Interest expense, net	11,290	10,025	12,959	8,009	1,831
Other income	—	—	—	(1,000)	—

Income before income taxes	257,527	187,685	121,634	114,841	87,346
Provision for income taxes	102,491	75,074	48,654	45,936	34,938

Net income	$155,036	$112,611	$72,980	$68,905	$52,408

Earnings per Common Share (4):
Net income per common share — Basic	$1.42	$1.10	$0.73	$0.72	$0.59
Net income per common share — Diluted	$1.33	$1.02	$0.68	$0.65	$0.52
Weighted average number of common shares outstanding (in thousands):
Basic	109,383	102,512	99,584	95,956	89,548
Diluted	116,504	110,790	107,958	105,842	100,560

Store Data:
Comparable store net sales increase (5)	2.4%	6.0%	2.6%	2.6%	2.1%
Number of stores at end of period (6)	434	294	255	234	163
Total square feet at end of period (6)	21,084,292	16,724,171	14,650,459	13,514,869	7,919,138
Net sales per square foot (7)	$196	$197	$188	$195	$193

Other Data:
Gross profit margin	29.8%	28.8%	28.1%	27.8%	27.7%
Selling, general and administrative percentage of net sales	22.4%	21.9%	21.2%	21.0%	21.4%
Operating margin	6.9%	6.3%	5.1%	5.3%	5.8%
Inventory turnover (8)	3.22	x	3.34	x	3.42	x	3.56	x	3.69	x
Depreciation and amortization	$75,052	$54,929	$49,861	$37,621	$17,554

Balance Sheet Data:
Inventories	$887,364	$641,464	$535,698	$457,618	$254,360
Working capital (9)	$307,746	$304,796	$142,748	$128,388	$136,679
Total assets	$2,035,635	$1,524,265	$1,187,789	$1,085,048	$543,360
Total debt including capital lease obligations	$181,435	$181,017	$181,201	$258,004	$3,916
Retained earnings	$468,974	$315,453	$202,842	$129,862	$60,957
Total stockholders’ equity	$888,520	$620,550	$414,793	$313,667	$240,894

(1)	In the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for years prior to fiscal 2006 have not been restated. Pre-tax stock-based compensation expense in fiscal 2007 and 2006 was $29.0 million and $24.3 million, respectively.

(2)	Cost of goods sold includes the cost of merchandise, occupancy, freight and distribution costs, and shrink expense.

(3)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider for Dick’s. We converted to an equity ownership in that provider in lieu of royalties until Internet sales reached a predefined amount that resulted in this non-cash investment.

(4)	Earnings per share data gives effect to two-for-one stock splits affected in October 2007 and April 2004.

(5)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were closed or relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. The Golf Galaxy stores will be included in the full year comparable store base beginning in fiscal 2008.

(6)	The store count and square footage amounts include Golf Galaxy and Chick’s for fiscal 2007.

(7)	Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 18% of total store space in our Dick’s stores.

(8)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(9)	Defined as current assets less current liabilities.
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
Overview
     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand-name sporting goods equipment, apparel and footwear in a specialty store environment. On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company completed its acquisition of Chick’s Sporting Goods, Inc. The Consolidated Statements of Income include the results of Golf Galaxy and Chick’s for fiscal 2007 from their respective dates of acquisition.
     As of February 2, 2008 we operated 340 Dick’s stores, 79 Golf Galaxy stores and 15 Chick’s stores, with approximately 21.1 million square feet, in 40 states, the majority of which are located throughout the eastern half of the United States. On September 12, 2007, the Company’s board of directors approved a two-for-one stock split of the Company’s common stock and Class B common stock in the form of a stock dividend. The split was affected by issuing our stockholders of record as of September 28, 2007 one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for periods prior to fiscal 2007 included herein have been restated to give effect to this stock split.
Executive Summary
     The Company reported net income for the year ended February 2, 2008 of $155.0 million or $1.33 per diluted share as compared to net income of $112.6 million and earnings per diluted share of $1.02 in 2006. The increase in earnings was attributable to an increase in sales as a result of a 2.4% increase in comparable store sales, new store sales and an increase in gross profit margins partially offset by an increase in selling, general and administrative expenses as a percentage of sales.
     Net sales increased 25% to $3,888 million in 2007 from $3,114 million in 2006. This increase includes a comparable store sales increase of 2.4%, or $66.4 million on a 52 week to 52 week basis. The remaining increase results from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base and the inclusion of Golf Galaxy and Chick’s during fiscal 2007 from their respective acquisition dates, partially offset by the inclusion of a 53rd week of sales in fiscal 2006.

     Income from operations increased 36% to $268.8 million in 2007 from $197.7 million in 2006 due primarily to the increase in sales and gross profit margin, partially offset by an increase in selling, general and administrative costs.
     As a percentage of net sales, gross profit increased to 29.78% in 2007 from 28.79% in 2006. The gross profit percentage increased primarily due to an increase in the merchandise margin percentage, lower freight and distribution costs as a percentage of sales and lower inventory shrink costs as a percentage of sales.
     Selling, general and administrative expenses increased by 46 basis points. The increase as a percentage of sales was due primarily to recording higher payroll and fringe related expenses related to bonus payments made to employees, an increase in net advertising expense and last year including a 53rd week of sales to offset fixed costs included in selling, general and administrative expense.
     We ended the year with no borrowings on our line of credit and excess borrowing availability totaled $333.2 million as of February 2, 2008.
Results of Operations
     The following table presents for the periods indicated selected items in the Consolidated Statements of Income as a percentage of the Company’s net sales, as well as the basis point change in percentage of net sales from the prior year’s period:

				Basis Point	Basis Point
				Increase /	Increase /
				(Decrease) in	(Decrease) in
				Percentage of	Percentage of
				Net Sales	Net Sales
	Fiscal Year			from Prior Year	from Prior Year
	2007A	2006A	2005A	2006-2007A	2005-2006A
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.22	71.21	71.90	(99)	(69)

Gross profit	29.78	28.79	28.10	99	69
Selling, general and administrative expenses (3)	22.38	21.92	21.19	46	73
Merger integration and store closing costs (4)	—	—	1.44	—	(144)
Pre-opening expenses (5)	0.48	0.53	0.41	(5)	12

Income from operations	6.91	6.35	5.06	56	129
Gain on sale of investment (6)	—	—	(0.07)	—	7
Interest expense, net (7)	0.29	0.32	0.49	(3)	(17)

Income before income taxes	6.62	6.03	4.63	59	140
Provision for income taxes	2.64	2.41	1.85	23	56

Net income	3.99%	3.62%	2.78%	37	84

A: Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the Consolidated Statements of Income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote. Revenue from layaway sales is recognized upon receipt of final payment from the customer.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(4)	Merger integration and store closing costs all pertain to the Galyan’s acquisition and include the expense of closing Dick’s stores in overlapping markets, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. Beginning in the third quarter of 2005, the balance of the merger integration and store closing costs, which relate primarily to accretion of discounted cash flows on future lease payments on closed stores, was included in rent expense.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(6)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce provider.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement borrowings partially offset by interest income.
Fiscal 2007 (52 weeks) Compared to Fiscal 2006 (53 weeks)
Net Income
     Net income increased to $155.0 million in 2007 from $112.6 million in 2006. This represented an increase in diluted earnings per share of $0.31, or 30% to $1.33 from $1.02. The increase in earnings was attributable to an increase in net sales and gross profit margin percentage, partially offset by an increase in selling, general and administrative expenses as a percentage of sales.
Net Sales
     Net sales increased 25% to $3,888 million in 2007 from $3,114 million in 2006. This increase includes a comparable store sales increase of 2.4%, or $66.4 million on a 52 week to 52 week basis. The remaining increase results from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base and the inclusion of Golf Galaxy and Chick’s during fiscal 2007 from their respective acquisition dates, partially offset by the inclusion of a 53rd week of sales in fiscal 2006.
     The increase in comparable store sales is mostly attributable to sales increases in higher margin categories including outerwear, outerwear accessories, men’s and women’s athletic apparel and licensed merchandise, partially offset by lower sales of exercise equipment and kids athletic footwear driven by the Company’s decision to exit the Heely’s wheeled shoe business in 2007.
     Store Count
     During 2007, we acquired 65 Golf Galaxy stores and 15 Chick’s Sporting Goods stores. In addition, we opened 46 Dick’s stores and 16 Golf Galaxy stores, relocated one Dick’s store, and closed two Golf Galaxy stores, resulting in an ending store count of 434 stores, with approximately 21.1 million square feet, in 40 states.
Income from Operations
     Income from operations increased 36% to $268.8 million in 2007 from $197.7 million in 2006 due primarily to the increase in sales and gross profit margin, partially offset by an increase in selling, general and administrative costs.
     Gross profit increased 29% to $1,158.1 million in 2007 from $896.7 million in 2006. As a percentage of net sales, gross profit increased to 29.78% in 2007 from 28.79% in 2006. The gross profit percentage increased primarily due to improved merchandise margins in the majority of the Company’s product categories and lower freight and distributions costs as a percentage of sales (38 basis points) due to cost minimization practices at our distribution centers offset by higher occupancy costs as a percentage of sales (35 basis points) due to the leverage from higher sales in fiscal 2006 due to the 53rd week of sales.
     Selling, general and administrative expenses increased to $870.4 million in 2007 from $682.6 million in 2006 due primarily to an increase in store count and continued investment in corporate and store infrastructure.

     The 46 basis point increase over last year was due primarily to higher payroll and fringe related expenses related to bonus payments to employees (40 basis points), an increase in net advertising expense (3 basis points), and fiscal 2006 including a 53rd week of sales to offset fixed costs included in selling, general and administrative expense.
     Pre-opening expenses increased by $2.4 million to $18.8 million in 2007 from $16.4 million in 2006. Pre-opening expenses were for the opening of 46 new Dick’s stores and 16 Golf Galaxy stores, as well as the relocation of one Dick’s store in 2007 compared to the opening of 39 new stores and relocation of two stores in 2006. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.
Interest Expense, net
     Interest expense, net, increased by $1.3 million to $11.3 million in 2007 from $10.0 million in 2006 due primarily to costs related to the financing of both the Golf Galaxy and Chick’s acquisitions during 2007. The Company ended fiscal 2007 with no outstanding borrowings under its senior secured revolving credit facility.
Fiscal 2006 (53 weeks) Compared to Fiscal 2005 (52 weeks)
Net Income
     Net income increased to $112.6 million in 2006 from $73.0 million in 2005. This represented an increase in diluted earnings per share of $0.34, or 50% to $1.02 from $0.68. The increase in earnings was attributable to an increase in net sales and gross profit margin percentage, partially offset by an increase in selling, general and administrative expenses as a percentage of sales.
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
     The 73 basis point increase over fiscal 2005 was due primarily to an increase in net advertising expense (29 basis points), the recording of stock compensation expense in fiscal 2006, due to the Company’s adoption of FAS 123R (78 basis points) and higher bonus expense (19 basis points) partially offset by a decrease in store payroll (40 basis points) due to the leverage from higher sales.

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
Liquidity and Capital Resources
     The following discussion has been updated to reflect the effects of the corrections to the Company’s fiscal 2006 and 2005 Consolidated Statements of Cash Flows described in Note 2 to the consolidated financial statements appearing in Item 8 herein.
     Our primary capital requirements are for working capital, capital improvements and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
     The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net cash provided by operating activities	$262,834	$139,609	$168,481
Net cash used in investing activities	(435,296)	(130,486)	(109,870)
Net cash provided by (used in) financing activities	86,693	90,255	(40,933)
Effect of exchange rate changes on cash	134	—	—

Net (decrease) increase in cash and cash equivalents	$(85,635)	$99,378	$17,678

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
     Cash provided by operating activities increased by $123.2 million in 2007 to $262.8 million, which consists primarily of higher net income of $42.4 million and an increase in the change in assets and liabilities of $82.6 million primarily due to lower income tax payments made in 2007 compared to 2006.
     Changes in Assets and Liabilities
     The primary factors contributing to the increase in the change in assets and liabilities were the change in income taxes payable and deferred construction allowances, partially offset by an increase in the change in inventory.
     The increase in the change in income taxes payable was primarily due to lower income tax payments made during 2007 compared to 2006 due to the timing of estimated tax payments made in fiscal 2007. The Company will make a larger tax payment in fiscal 2008 relating to fiscal 2007 than in previous years. The increase in deferred construction allowances is primarily related to higher tenant allowances associated with our 2007 stores compared to 2006. The increase in the change in inventory was primarily due to higher store count.
     The cash flows from operating the Company’s stores is a significant source of liquidity, and we expect will continue to be used in fiscal 2008 primarily to purchase inventory, make capital improvements and open new stores.
Investing Activities
     Cash used in investing activities increased by $304.8 million, to $435.3 million, primarily reflecting the payment for the purchase of Golf Galaxy of $222.2 million, net of $4.9 million cash acquired, and the payment for purchase of Chick’s Sporting Goods of $69.2 million. Gross capital expenditures used $172.4 million and sale-leaseback transactions generated proceeds of $28.4 million.
     Purchases of property and equipment were $172.4 million in fiscal 2007, $163.0 million in fiscal 2006 and $149.7 million in fiscal 2005. Capital expenditures in fiscal 2007 relate primarily to the opening of new stores, information systems and administrative and distribution facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $28.4 million, $32.5 million and $37.9 million in fiscal 2007, 2006 and 2005, respectively.
     During 2007, we opened 46 Dick’s stores and 16 Golf Galaxy stores, as well as relocated one Dick’s store, compared to opening 39 stores and the relocation of two stores during 2006. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. There were no building sale-leasebacks during 2007, 2006 and 2005.
Financing Activities
     Cash provided by financing activities decreased by $3.6 million to $86.7 million. Financing activities consisted of proceeds from construction allowances received prior to the completion of construction for stores where the Company is deemed the owner during the construction period, transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
     There were no outstanding borrowings under the Credit Agreement as of February 2, 2008 or February 3, 2007. Total remaining borrowing capacity, after subtracting letters of credit as of February 2, 2008 and February 3, 2007 was $333.2 million and $333.5 million, respectively.
     The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in certain lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of February 2, 2008, the Company was in compliance with the terms of the Credit Agreement.
     Cash requirements in 2008, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure, including our Atlanta distribution center. Currently, the Company plans to open 46 new Dick’s stores, ten new Golf Galaxy stores, and relocate one Dick’s store during fiscal 2008. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $145 million in 2008, including Golf Galaxy and Chick’s capital expenditure requirements.
     The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2008. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
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
     The notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accreted original issue discount and any accrued cash interest, if any.
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

     The Company’s common stock price has triggered an optional conversion right with respect to the notes. Based on the current price of the Company’s common stock, the Company believes that if the notes were currently converted there would not be any dilutive effect on the Company’s estimated outstanding number of shares as a result of the notes or the warrants. However, as the convertible notes remain outstanding in the future, depending on the price of the Company’s common stock, the notes may have dilutive effect and increase the number of shares of common stock outstanding beyond that which we estimate or may estimate in the future. If the trading price in our common stock exceeds $28.08 per share, we may incur dilution as a result of the notes and/or the warrants and further increases in our common stock price may cause us to have to increase the number of shares outstanding and impact our earnings per share calculation. At this time, we would not anticipate that the outstanding notes will be converted currently and believe that our current estimate of outstanding shares for 2007 adequately addresses any impact of the notes and warrants during 2007. However, the estimate of the number of shares outstanding and the estimates of the dilutive impact of the notes and warrants is based on current circumstances and is forward-looking and only a prediction. We also believe that to the extent the notes convertibility feature remains in-the-money, a holder would elect to convert at some point in the future or at redemption. In addition, because a certain portion of the notes must be paid in cash and we may elect to pay for all amounts due under the notes in cash and we cannot predict the timing of such conversions, the timing of the conversions may impact our future liquidity.
Off-Balance Sheet Arrangements
     The Company’s off-balance sheet contractual obligations and commercial commitments as of February 2, 2008 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles.

Contractual Obligations and Other Commercial Commitments
     The following table summarizes the Company’s material contractual obligations, including both on- and off-balance sheet arrangements in effect at February 2, 2008, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Senior convertible notes (see Note 9)	$255,085	$—	$—	$—	$255,085
Capital lease obligations (see Note 9)	7,721	133	435	499	6,654
Other long-term debt (see Note 9)	1,214	117	243	195	659
Interest payments	12,577	4,910	1,568	1,469	4,630
Operating lease obligations (see Note 10), (b)	3,613,641	330,857	687,704	644,473	1,950,607
Unrecognized tax benefits (a)	5,701	5,701	—	—	—
Naming rights and other marketing commitments (see Note 17)	70,491	12,562	15,692	4,513	37,724
Future minimum guaranteed contractual payments (see Note 17)	95,988	8,048	20,246	27,050	40,644

Total contractual obligations	$4,062,418	$362,368	$725,888	$678,199	$2,296,003

(a)	Excludes $6,134 of accrued liability for unrecognized tax benefits as we can not reasonably estimate the timing of settlement.

(b)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.
The note references above are to the Notes to Consolidated Financial Statements.
     The following table summarizes the Company’s other commercial commitments, including both on-and off-balance sheet arrangements, in effect at February 2, 2008:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$1,173	$1,173
Standby letters of credit	15,618	15,618

Total other commercial commitments	$16,791	$16,791

     The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

OUTLOOK
Full Year 2008 Comparisons to Fiscal 2007
•	Based on an estimated 121 million diluted shares outstanding, the Company anticipates reporting consolidated earnings per diluted share of approximately $1.49 — 1.54. This represents an approximate 12 — 16% increase over earnings per diluted share for the full year 2007 of $1.33.

•	Comparable store sales, which include Dick’s Sporting Goods and Golf Galaxy stores, are expected to be approximately flat to an increase of 1%. The Golf Galaxy stores will be included in the comparable store sales calculation beginning in the first quarter of 2008. The comparable store sales calculation excludes the Chick’s Sporting Goods stores.

•	The Company expects to open approximately 46 new Dick’s Sporting Goods stores, ten new Golf Galaxy stores and relocate one Dick’s store in 2008.
Newly Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning in the first quarter of fiscal 2009. This standard will change our accounting treatment for business combinations on a prospective basis, including the treatment of any income tax adjustments related to past acquisitions.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. The requirements of SFAS 157 are first effective as of the beginning of our 2008 fiscal year. However, in February 2008 the FASB decided that an entity need not apply this standard to nonrecurring nonfinancial assets and liabilities until the subsequent year. Accordingly, our adoption of SFAS 157 is limited to financial assets and liabilities. We do not believe that the initial adoption of SFAS 157 will have a material impact on our financial statements. However, we are still in the process of evaluating this standard with respect to its effect on nonrecurring nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our financial statements.
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
Inventory Valuation
     The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the current selling price of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes, such as customer merchandise preference, unseasonable weather patterns, economic conditions or business trends could cause the Company’s inventory to be exposed to obsolescence or slow moving merchandise.
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
Business Combinations
     In accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values and the excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The determination of fair value involves the use of estimates and assumptions which we believe provides a reasonable basis for determining fair value. Accordingly, we typically engage outside appraisal firms to assist in the fair value determination of inventory, identifiable intangible assets such as tradenames, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
Goodwill and Intangible Assets
     Goodwill, indefinite-lived and other finite-lived intangible assets are tested for impairment on an annual basis. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Our evaluation for impairment requires accounting judgments and financial estimates in determining the fair value of the reporting unit. If these judgments or estimates change in the future, we may be required to record impairment charges for these assets.
Impairment of Long-Lived Assets and Closed Store Reserves
     The Company reviews long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each store over its remaining lease term. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
     Based on an analysis of current and future store performance, management periodically evaluates the need to close underperforming stores. Reserves are established when the Company ceases to use the location for the present value of any remaining operating lease obligations, net of estimated sublease income, as prescribed by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” If the timing or amount of actual sublease income differs from estimated amounts, this could result in an increase or decrease in the related reserves.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the senior secured revolving credit facility. The Company’s senior secured revolving credit facility bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. There were no borrowings outstanding under the senior secured revolving credit facility as of February 2, 2008 and February 3, 2007. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the senior secured revolving credit facility would be approximately $0.9 million based upon fiscal 2007 average borrowings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required to be filed hereunder are set forth on pages 42 through 69 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (February 2, 2008), in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported within the time periods specified in the SEC rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.
     The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Golf Galaxy, Inc. and Chick’s Sporting Goods, Inc., acquired on February 13, 2007 and November 30, 2007, respectively. Golf Galaxy, Inc. and Chick’s Sporting Goods, Inc. represented approximately 11% of total assets and 9% of total revenues as of and for the period ended February 2, 2008.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included in Item 9A of this document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the internal control over financial reporting of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Golf Galaxy, Inc, which was acquired on February 13, 2007, and Chick’s Sporting Goods, Inc, which was acquired on November 30, 2007. Golf Galaxy, Inc. and Chick’s Sporting Goods, Inc. constitute approximately 11% of total assets and 9% of total revenues as of and for the period ended February 2, 2008. Accordingly, our audit did not include the internal control over financial reporting at Golf Galaxy, Inc and Chick’s Sporting Goods, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended February 2, 2008 of the Company and our report dated March 27, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 27, 2008

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item other than the following information concerning the Company’s code of ethics is included under Item 1 “Business — Executive Officers of the Company” in this Form 10-K, and is incorporated by reference to the information under the captions “Election of Directors- Directors Standing for Election”, “ Election of Directors — Other Directors Not Standing for Election at this Meeting”, “Election of Directors- What committees has the board established”, “Election of Directors — How does the Board select nominees for the Board”, “Election of Directors- Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2008 Proxy Statement.
     The Company adopted a Code of Business Conduct and Ethics applicable to its associates, officers and directors, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. The Company has also adopted charters for its audit committee, compensation committee and governance and nominating committee, as well as corporate governance guidelines. The code of ethics, committee charters and corporate governance guidelines are publicly available on the Company’s website at http://www.dickssportinggoods.com/ and are available in print, free of charge, to any stockholder who requests it. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code applicable to the Company’s principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the information under the captions “Executive Compensation- Compensation Committee Report”, “Executive Compensation - Compensation Discussion and Analysis”, “ Summary Compensation Table”, “Grants of Plan-Based Awards”, “Understanding Our Summary Compensation and Grants of Plan-Based Awards Tables”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested”, “Nonqualified Deferred Compensation”, “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2008 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2008 Proxy Statement. The following table summarizes information, as of February 2, 2008, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	19,276,445	(2)	$14.66	14,326,589	(2)
Equity compensation plans not approved by security holders	—			—

Total	19,276,445			14,326,589

(1)	Includes the 1992 Stock Plan, 2002 Stock Plan, Employee Stock Purchase Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan, no options have been granted that are exerciseable for Class B common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Transactions with Related Persons” and “How does the Board determine which directors are considered independent?” in the Company’s 2008 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2008 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 42 of this Form 10-K.
(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 72 of this Form 10-K.
(3) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 73 to 77 and is incorporated herein by reference, are filed as part of this Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and on January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 27, 2008

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net sales	$3,888,422	$3,114,162	$2,624,987
Cost of goods sold, including occupancy and distribution costs	2,730,359	2,217,463	1,887,347

GROSS PROFIT	1,158,063	896,699	737,640
Selling, general and administrative expenses	870,415	682,625	556,320
Merger integration and store closing costs	—	—	37,790
Pre-opening expenses	18,831	16,364	10,781

INCOME FROM OPERATIONS	268,817	197,710	132,749
Gain on sale of investment	—	—	(1,844)
Interest expense, net	11,290	10,025	12,959

INCOME BEFORE INCOME TAXES	257,527	187,685	121,634
Provision for income taxes	102,491	75,074	48,654

NET INCOME	$155,036	$112,611	$72,980

EARNINGS PER COMMON SHARE:
Basic	$1.42	$1.10	$0.73
Diluted	$1.33	$1.02	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	109,383	102,512	99,584
Diluted	116,504	110,790	107,958
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	February 2,	February 3,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,307	$135,942
Accounts receivable, net	62,035	39,687
Income tax receivable	—	15,671
Inventories, net	887,364	641,464
Prepaid expenses and other current assets	50,274	37,015
Deferred income taxes	19,714	—

Total current assets	1,069,694	869,779

PROPERTY AND EQUIPMENT, NET	531,779	433,071
CONSTRUCTION IN PROGRESS — LEASED FACILITIES	23,744	13,087
INTANGIBLE ASSETS, NET	80,038	9,374
GOODWILL	304,366	156,628
OTHER ASSETS:
Deferred income taxes	6,366	17,440
Investments	3,225	3,008
Other	16,423	21,878

Total other assets	26,014	42,326

TOTAL ASSETS	$2,035,635	$1,524,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$365,750	$286,668
Accrued expenses	228,816	190,365
Deferred revenue and other liabilities	104,549	87,798
Income taxes payable	62,583	—
Current portion of other long-term debt and capital leases	250	152

Total current liabilities	761,948	564,983

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	—	—
Other long-term debt and capital leases	8,685	8,365
Non-cash obligations for construction in progress — leased facilities	23,744	13,087
Deferred revenue and other liabilities	180,238	144,780

Total long-term liabilities	385,167	338,732

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized shares 200,000,000; issued and outstanding shares 84,837,642 and 79,382,554, at February 2, 2008 and February 3, 2007, respectively	848	794
Class B common stock, par value, $.01 per share, authorized shares 40,000,000; issued and outstanding shares 26,307,480 and 26,787,680, at February 2, 2008 and February 3, 2007, respectively	263	268
Additional paid-in capital	416,423	302,235
Retained earnings	468,974	315,453
Accumulated other comprehensive income	2,012	1,800

Total stockholders’ equity	888,520	620,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,035,635	$1,524,265

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
NET INCOME	$155,036	$112,611	$72,980
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on securities available-for-sale, net of tax	78	(123)	1,126
Reclassification adjustment for gains realized in net income due to the sale of available-for-sale securities, net of tax	—	—	(1,199)
Foreign currency translation adjustment, net of tax	134	—	—

COMPREHENSIVE INCOME	$155,248	$112,488	$72,907

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 29, 2005	69,580,716	$696	28,079,058	$280	$180,833	$129,862	$1,996	$313,667
Exchange of Class B common stock for common stock	617,168	6	(617,168)	(6)	—	—	—	—
Sale of common stock under stock plans	251,978	2	—	—	3,674	—	—	3,676
Exercise of stock options, including tax benefit of $14,678	2,640,802	26	—	—	22,065	—	—	22,091
Tax benefit on convertible note bond hedge	—	—	—	—	2,452	—	—	2,452
Net income	—	—	—	—	—	72,980	—	72,980
Unrealized gain on securities available-for-sale, net of taxes of $606	—	—	—	—	—	—	1,126	1,126
Reclassification adjustment for gains realized in net income due to the sale of securities available-for- sale, net of taxes of $645	—	—	—	—	—	—	(1,199)	(1,199)

BALANCE, January 28, 2006	73,090,664	$730	27,461,890	$274	$209,024	$202,842	$1,923	$414,793
Exchange of Class B common stock for common stock	674,210	6	(674,210)	(6)	—	—	—	—
Sale of common stock under stock plans	245,964	4	—	—	3,730	—	—	3,734
Exercise of stock options	5,371,716	54	—	—	22,988	—	—	23,042
Tax benefit on convertible note bond hedge					2,686	—	—	2,686
Net income	—	—	—	—	—	112,611	—	112,611
Stock -based compensation	—	—	—	—	24,303	—	—	24,303
Total tax benefit from exercise of stock options	—	—	—	—	39,504	—	—	39,504
Unrealized loss on securities available-for-sale, net of taxes of $66	—	—	—	—	—	—	(123)	(123)

BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$315,453	$1,800	$620,550
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$313,938	$1,800	$619,035
Exchange of Class B common stock for common stock	480,200	5	(480,200)	(5)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	9,117	—	—	9,117
Sale of common stock under stock plan	204,955	2	—	—	4,505	—	—	4,507
Exercise of stock options	4,769,933	47	—	—	30,212	—	—	30,259
Tax benefit on convertible note bond hedge	—	—	—	—	2,811	—	—	2,811
Net income	—	—	—	—	—	155,036	—	155,036
Stock-based compensation	—	—	—	—	29,039	—	—	29,039
Total tax benefit from exercise of stock options	—	—	—	—	38,504	—	—	38,504
Foreign currency translation adjustment, net of taxes of $87	—	—	—	—	—	—	134	134
Unrealized gain on securities available-for-sale, net of taxes of $46	—	—	—	—	—	—	78	78

BALANCE, February 2, 2008	84,837,642	$848	26,307,480	$263	$416,423	$468,974	$2,012	$888,520

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
		See Note 2	See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,036	$112,611	$72,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,052	54,929	49,861
Deferred income taxes	(32,696)	(1,110)	1,559
Stock based compensation	29,039	24,303	—
Excess tax benefit from stock-based compensation	(34,918)	(36,932)	—
Tax benefit from exercise of stock options	5,396	2,572	14,678
Gain on sale of investment	—	—	(1,844)
Other non-cash items	2,811	2,686	2,452
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(10,982)	(2,142)	13,331
Inventories	(127,027)	(105,766)	(77,872)
Prepaid expenses and other assets	(4,267)	(29,039)	(2,589)
Accounts payable	12,337	24,444	35,119
Accrued expenses	26,222	42,479	(193)
Income taxes payable / receivable	114,706	4,750	19,144
Deferred construction allowances	22,256	19,264	12,654
Deferred revenue and other liabilities	29,869	26,560	29,201

Net cash provided by operating activities	262,834	139,609	168,481

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(172,366)	(162,995)	(149,659)
Proceeds from sale-leaseback transactions	28,440	32,509	37,867
Payment for the purchase of Golf Galaxy, net of $4,859 cash acquired	(222,170)	—	—
Payment for the purchase of Chick’s Sporting Goods	(69,200)	—	—
Proceeds from sale of investment	—	—	1,922

Net cash used in investing activities	(435,296)	(130,486)	(109,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	—	—	(76,094)
Construction allowance receipts	13,282	17,902	17,201
Payments on long-term debt and capital leases	(1,058)	(184)	(560)
Proceeds from sale of common stock under employee stock purchase plan	4,507	3,734	3,676
Proceeds from exercise of stock options	30,259	23,042	7,413
Excess tax benefit from stock-based compensation	34,918	36,932	—
Increase in bank overdraft	4,785	8,829	7,431

Net cash provided (used in) by financing activities	86,693	90,255	(40,933)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	134	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,635)	99,378	17,678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	135,942	36,564	18,886

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,307	$135,942	$36,564

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$10,657	$5,749	$(7,895)
Accrued property and equipment	$(6,928)	$11,475	$(4,969)
Cash paid during the year for interest	$12,314	$9,286	$12,345
Cash paid during the year for income taxes	$17,832	$68,483	$4,569
Stock options issued for acquisition (net of $1,810 tax benefit upon exercise)	$7,307	$—	$—
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1.  Basis of Presentation and Summary of Significant Accounting Policies
     Operations —Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 434 stores, the majority of which are located throughout the eastern half of the United States. On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”) by means of merger of our wholly owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”). The Consolidated Statements of Income include the operations of Golf Galaxy and Chick’s from their dates of acquisition forward for fiscal 2007.
     Fiscal Year — The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2006, which includes 53 weeks.
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
     Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Interest income was $1.6 million, $0.8 million and $0.2 million for fiscal 2007, 2006 and 2005, respectively.
     Cash Management — The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 2, 2008 and February 3, 2007 include $84.7 million and $76.8 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
     Accounts Receivable — Accounts receivable consists principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $2.9 million and $2.0 million, as of February 2, 2008 and February 3, 2007, respectively.
     Inventories — Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances totaling $72.8 million and $52.3 million at February 2, 2008 and February 3, 2007, respectively.
     Property and Equipment — Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years
     For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense was $75.2 million, $54.0 million and $49.3 million for fiscal 2007, 2006 and 2005, respectively.
     Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Impairment of Long-Lived Assets and Costs Associated with Exit Activities — The Company periodically evaluates its long-lived assets to assess whether the carrying values have been impaired, using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus eventual net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques.
     A liability is recognized for costs associated with location closings, primarily future lease costs (net of estimated sublease income), and is charged to income when the Company ceases to use the location.
     Goodwill and Intangible Assets — Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will continue to assess on an annual basis whether goodwill and indefinite-lived intangible assets are impaired, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. No impairment of goodwill or intangible assets was recorded during fiscal 2007, 2006 or 2005.
     Investments — Investments consist of shares of unregistered common stock and is carried at fair value within other assets in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value at the acquisition date was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock, less a discount resulting from the unregistered character of the stock. This discount was based on an independent appraisal obtained by the Company. Unrealized holding gains and losses on the stock are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 15).
     Deferred Revenue and Other Liabilities — Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances, unamortized capitalized rent during construction that was previously capitalized prior to the adoption of FSP 13-1, amounts deferred relating to the investment in GSI (see Note 15) and advance payments under the terms of building sale-leaseback agreements. Deferred liabilities related to construction allowances and capitalized rent, net of related amortization, was $102.8 million at February 2, 2008 and $90.5 million at February 3, 2007. Deferred revenue related to gift cards at February 2, 2008 and February 3, 2007 was $96.6 million and $72.3 million, respectively. Deferred rent, including deferred pre-opening rent, at February 2, 2008 and February 3, 2007 was $34.9 million and $25.6 million, respectively.
     Self-Insurance — The Company is self-insured for certain losses related to health, workers’ compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.
     Pre-opening Expenses — Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred.
     Stock Split — On September 12, 2007, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common shares for stockholders of record on September 28, 2007. The split became effective on October 19, 2007 by issuing our stockholders of record one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. Par value of the stock remains at $.01 per share.  Accordingly, an immaterial reclassification was made from additional paid-in capital to common stock for the cumulative number of shares issued as of February 2, 2008.  The capital accounts, share data, and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Merger Integration and Store Closing Costs — Merger integration and store closing costs include the expense of closing Dick’s stores in connection with the Galyan’s acquisition, advertising the re-branding of Galyan’s stores, duplicative administrative costs, recruiting and system conversion costs. These costs were $37.8 million for fiscal 2005.
     Earnings Per Share — The computation of basic earnings per share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming the exercise of dilutive stock options and warrants, calculated by applying the treasury stock method.
     Stock-Based Compensation — The Company has the availability to grant stock options to purchase common stock under Dick’s Sporting Goods, Inc. 2002 Stock Option Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the “Plans”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock.
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
     Total pre-tax stock-based compensation expense recognized for the year ended February 2, 2008 and February 3, 2007 was $29.0 million and $24.3 million, respectively. Total stock-based compensation expense consisted of stock option expense of $27.5 million and $23.1 million and employee stock purchase plan (“ESPP”) expense of $1.5 million and $1.2 million, respectively. The expense was recorded in selling, general and administrative expenses in the Consolidated Statements of Income. The related total tax benefit was $11.0 million and $9.3 million for the year ended February 2, 2008 and February 3, 2007, respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (see Note 11) (dollars in thousands, except per share data):

2005
Net income, as reported	$72,980
Deduct: stock-based compensation expense, net of tax	(13,484)

Proforma net income	$59,496

Net income per common share — basic:
As reported	$0.73
Deduct: stock-based compensation expense, net of tax	(0.14)

Proforma	$0.59

Net income per common share — diluted:
As reported	$0.68
Deduct: stock-based compensation expense, net of tax	(0.12)

Proforma	$0.56

     Disclosures for 2007 and 2006 are not presented because the amounts are recognized in the Consolidated Statements of Income.
     The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
Black - Scholes Valuation Assumptions (1)	2007	2006	2005	2007	2006	2005
Expected life (years) (2)	5.29	5.29	5.29	0.5	0.5	0.5
Expected volatility (3)	36.08% - 37.39%	37% - 39%	39% - 41%	25.66% - 39.19%	24% - 32%	27% - 40%
Weighted average volatility	36.96%	38.79%	40.53%	34.29%	28.44%	35.10%
Risk-free interest rate (4)	3.39% - 4.94%	4.44% - 4.97%	3.63% - 4.44%	3.32% - 5.02%	5.09% - 5.31%	3.38% - 4.40%
Expected dividend yield	—	—	—	—	—	—

Weighted average grant date fair values	$11.45	$8.34	$7.63	$6.87	$5.12	$4.15

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of the similar awards.

(3)	Beginning on the date of adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002; prior to the date of adoption of SFAS 123R, expected volatility was estimated using the Company’s historical volatility and volatility of other publicly-traded retailers.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. See Note 11 for additional details regarding stock-based compensation.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     Revenue Recognition — Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the Consolidated Statements of Income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote. Revenue from layaway sales is recognized upon receipt of final payment from the customer.
     Cost of Goods Sold — Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.
     Selling, General and Administrative Expense — Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.
     Advertising Costs — Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising was $152.4 million, $122.9 million and $96.1 million for fiscal 2007, 2006 and 2005, respectively.
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
     Reclassifications — Certain reclassifications have been made to the fiscal 2006 Consolidated Balance Sheet to conform to the fiscal 2007 presentation.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Segment Information — The Company is a specialty retailer that offers a broad range of products in its specialty retail stores primarily in the eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution, the Company’s operating segments are aggregated within one reportable segment. The following table sets forth the approximate amount of net sales attributable to hardlines, apparel and footwear for the periods presented (dollars in millions):

	Fiscal Year
Merchandise Category	2007	2006	2005
Hardlines	$2,163	$1,768	$1,497
Apparel	1,077	811	672
Footwear	648	535	456

Total net sales	$3,888	$3,114	$2,625

     Newly Issued Accounting Pronouncements — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS 141R beginning in the first quarter of fiscal 2009. This standard will change our accounting treatment for business combinations on a prospective basis, including the treatment of any income tax adjustments related to past acquisitions.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. The requirements of SFAS 157 are first effective as of the beginning of our 2008 fiscal year. However, in February 2008 the FASB decided that an entity need not apply this standard to nonrecurring nonfinancial assets and liabilities until the subsequent year. Accordingly, our adoption of SFAS 157 is limited to financial assets and liabilities. We do not believe that the initial adoption of SFAS 157 will have a material impact on our financial statements. However, we are still in the process of evaluating this standard with respect to its effect on nonrecurring nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our financial statements.
2.  Correction to Previously Reported Amounts
     Certain corrections have been made for the reporting of the Company’s cash flows related to the receipt of construction allowances. Our Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007 and January 28, 2006 have been revised to correct an immaterial error in our accounting for the receipt of construction allowances, which should have been presented as financing activities when such construction allowances related to stores where the Company is considered the owner at the time of receipt, rather than as operating or investing activities, as previously reported. The effect of this correction for the year ended February 3, 2007 was to decrease cash provided by operating activities by $3.0 million, increase cash used in investing activities by $14.9 million and increase cash provided by financing activities by $17.9 million. The effect of this correction for the year ended January 28, 2006 was to increase cash provided by operating activities by $7.1 million, increase cash used in investing activities by $24.3 million and decrease cash used in financing activities by $17.2 million. The correction did not affect the previously reported results of operations of the Company nor did it change the amount of total cash flows for the Company.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2006			Fiscal 2005
	As previously reported	Correction	As corrected	As previously reported	Correction	As corrected
	(In thousands)			(In thousands)
Net cash provided by operating activities	$142,568	$(2,959)	$139,609	$161,427	$7,054	$168,481
Net cash used in investing activities	(115,543)	(14,943)	(130,486)	(85,615)	(24,255)	(109,870)
Net cash provided by (used in) financing activities	$72,353	$17,902	$90,255	$(58,134)	$17,201	$(40,933)

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
3.  Acquisition
     On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”), which became a wholly owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. The Company paid $227.0 million which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our Second Amended and Restated Credit Agreement, as amended to date (the “Credit Agreement”).
     The acquisition is being accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Based upon the purchase price allocation, the Company has recorded $112.6 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory	$70,711
Other current assets (including cash)	19,685
Property and equipment, net	47,875
Other long-term assets, excluding goodwill and intangible assets	246
Trade name	65,749
Customer list and other intangibles	5,659
Goodwill	112,614
Accounts payable	(34,000)
Accrued expenses	(14,063)
Other current liabilities	(9,759)
Other long-term liabilities	(30,381)

Fair value of net assets acquired, including intangibles	$234,336

     The customer list will be amortized over 12 years. In addition, the trade name is an indefinite-lived intangible asset, which will not be amortized. The amortization of intangible assets is included in selling, general and administrative expenses.
     The following unaudited proforma summary presents information as if Golf Galaxy had been acquired at the beginning of the period presented. The proforma amounts include certain reclassifications to Golf Galaxy’s amounts to conform them to the Company’s reporting calendar and an increase in pre-tax interest expense of $11.8 million for the year ended February 3, 2007, to reflect the increase in borrowings under the Credit Agreement to finance the acquisition as if it had occurred at the beginning of the period. In addition, the proforma net income excludes $1.4 million of pre-tax merger related expenses. The proforma amounts do not reflect any benefits from economies which might be achieved from combining the operations.
     The proforma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

Year Ended
February 3,
2007
(Unaudited, in thousands, except per share amounts)
Net sales	$3,388,837
Net income	$111,958
Basic earnings per share	$1.09
Diluted earnings per share	$1.01
     On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. for approximately $69.2 million. In addition, Chick’s shareholders have the opportunity to earn up to $5 million in additional consideration, upon satisfaction by Chick’s of certain specified performance criteria through June 2008.
     The acquisition is being accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Consolidated Statements of Income from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The Company is in the process of obtaining an independent appraisal for certain assets, including intangibles not yet identified, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Based on the preliminary purchase price allocation, the Company has recorded $34.4 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes.
4.  Integration Activities and Facility Closures
     In connection with the Company’s acquisitions, we have incurred restructuring costs associated with the termination of employees, facility consolidations and other costs directly related to the restructuring initiatives implemented. For these specific restructuring costs recognized in conjunction with the cost from the Company’s acquisitions, we have accounted for these costs in accordance with EITF 95-3, “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination” and therefore are recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income.
     The following table summarizes the activity in fiscal 2007, 2006 and 2005 (in thousands):

			Inventory
	Associate Severance,	Liabilities Established	Reserve
	Retention and	for the Closing	for Discontinued
	Relocation	of Acquired Locations	Merchandise	Total
Balance at January 29, 2005	$3,620	$3,673	$6,310	$13,603

Cash paid (net of sublease receipts)	(3,284)	(4,242)	—	(7,526)
Adjustments to the estimate	(216)	—	—	(216)
Clearance of discontinued Galyan’s merchandise	—	—	(6,310)	(6,310)

Balance at January 28, 2006	$120	$(569)	$—	$(449)

Cash paid (net of sublease receipts)	(120)	(85)	—	(205)
Adjustments to the estimate	—	—	—	—
Clearance of discontinued Galyan’s merchandise	—	—	—	—

Balance at February 3, 2007	$—	$(654)	$—	$(654)

Cash paid (net of sublease receipts)	—	121	—	121
Adjustments to the estimate	—	—	—	—
Store closing reserves established in conjuction with the Golf Galaxy acquisition	—	2,059	—	2,059

Balance at February 2, 2008	$—	$1,526	$—	$1,526

     The $6.3 million of inventory reserve utilized for the clearance of discontinued Galyan’s merchandise in fiscal 2005 was recorded as a reduction of cost of sales.
     As of February 2, 2008, the Company had a sublease receivable of $3.3 million as our projected sublease cash flows exceed our anticipated rent payments for one of the closed former Galyan’s stores.
5. Goodwill and Other Intangible Assets
     As of February 2, 2008 and February 3, 2007, the Company had goodwill of $304.4 million and $156.6 million, respectively. During fiscal year 2007, the Company acquired goodwill totaling approximately $147.0 million in connection with the acquisitions of Golf Galaxy and Chick’s.
     The Company acquired intangible assets totaling approximately $71.4 million during fiscal 2007, consisting primarily of a trade name and customer list resulting from the Company’s Golf Galaxy acquisition. As of February 2, 2008 and February 3, 2007, the Company had indefinite-lived and finite-lived intangible assets of $69.9 million and $4.2 million, and $10.1 million and $5.2 million, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The components of intangible assets were as follows (in thousands):

	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade name	$65,749	$—	$—	$—
Trademarks	4,219	—	4,219	—
Customer list	5,153	(429)	—	—
Favorable leases and other	5,849	(503)	5,349	(194)

Total intangible assets	$80,970	$(932)	$9,568	$(194)

     Amortization expense for these intangible assets was $0.7 million, $0.1 million and $0.1 million for fiscal 2007, 2006 and 2005, respectively. The estimated weighted average economic useful life is 12 years. The annual amortization expense of the finite-lived intangible assets recorded as of February 2, 2008 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2008	856
2009	913
2010	1,044
2011	1,136
2012	1,161
Thereafter	4,960

Total	$10,070

6. Store and Corporate Office Closings
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
     The following table summarizes the activity of the store closing reserves established due to Dick’s store closings as a result of the Galyan’s acquisition, relocations, and other store closings (in thousands):

	2007	2006
Accrued store closing and relocation reserves, beginning of period	$19,903	$20,181
Expense charged to earnings	2,043	4,328
Cash payments	(6,781)	(4,867)
Interest accretion and other changes in assumptions	6,717	261

Accrued store closing and relocation reserves, end of period	21,882	19,903
Less current portion of accrued store closing and relocation reserves	(7,284)	(6,135)

Long-term portion of accrued store closing and relocation reserves	$14,598	$13,768

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets.
7. Property and Equipment
     Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2007	2006
Buildings and land	$34,003	$31,820
Leasehold improvements	452,723	374,879
Furniture, fixtures and equipment	425,522	330,757

	912,248	737,456
Less: accumulated depreciation and amortization	(380,469)	(304,385)

Net property and equipment	$531,779	$433,071

     The amounts above include construction in progress of $66.9 million and $34.2 million for fiscal 2007 and 2006, respectively.
8. Accrued Expenses
     Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2007	2006
Accrued payroll, withholdings and benefits	$74,495	$52,988
Accrued property and equipment	33,200	34,537
Other accrued expenses	121,121	102,840

Total accrued expenses	$228,816	$190,365

9. Debt
     The Company’s outstanding debt at February 2, 2008 and February 3, 2007 was as follows (in thousands):

	2007	2006
Senior convertible notes	$172,500	$172,500
Revolving line of credit	—	—
Capital leases	7,721	7,809
Third-party debt	1,214	708

Total debt	181,435	181,017
Less: current portion	(250)	(152)

Total long-term debt	$181,185	$180,865

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Senior Convertible Notes — In February 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“notes”). The notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009. After February 18, 2009, the notes do not pay cash interest, but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625% per year, until maturity on February 18, 2024, when a holder will receive $1,000 per note. Subject to the Company’s obligations to pay cash for a certain portion of the notes and its right, if it elects, to pay all amounts due under the notes in cash as more fully described below, the notes are convertible into the Company’s common stock (upon the occurrence of certain events) at the election of the holder in each of the first 20 fiscal quarters following their issuance when the price per share of the Company’s common stock (calculated for a certain period of time) exceeds $23.59 per share. This conversion threshold trigger price permitting the notes to be converted by the holders has been met and the notes are eligible and will remain convertible for so long as they remain outstanding.
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
     The notes will mature on February 18, 2024, unless earlier converted or repurchased. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accreted original issue discount and any accrued cash interest, if any.
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
     The Company’s common stock price has triggered an optional conversion right with respect to the notes. Based on the current price of the Company’s common stock, the Company believes that if the notes were currently converted there would not be any dilutive effect on the Company’s estimated outstanding number of shares as a result of the notes or the warrants. However, as the convertible notes remain outstanding in the future, depending on the price of the Company’s common stock, the notes may have dilutive effect and increase the number of shares of common stock outstanding beyond that which we estimate or may estimate in the future. As the trading price in our common stock exceeds $28.08 per share, we may incur dilution as a result of the notes and/or the warrants and further increases in our common stock price may cause us to have to increase the number of shares outstanding and

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
impact our earnings per share calculation. At this time, we would not anticipate that the outstanding notes will be converted currently and believe that our current estimate of outstanding shares for 2007 adequately addresses any impact of the notes and warrants during 2007. However, the estimate of the number of shares outstanding and the estimates of the dilutive impact of the notes and warrants is based on current circumstances and is forward-looking and only a prediction. We also believe that to the extent the notes convertibility feature remains in-the-money, a holder would elect to convert at some point in the future or at redemption. In addition, because a certain portion of the notes must be paid in cash and we may elect to pay for all amounts due under the notes in cash and we cannot predict the timing of such conversions, the timing of the conversions may impact our future liquidity.
     Revolving Credit Agreement — On July 27, 2007, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement (the “Credit Agreement”) that, among other things, extended the maturity of the Credit Agreement from July 2008 to July 2012, increased the potential Aggregate Revolving Credit Commitment, as defined in the Credit Agreement, from $350 million to a potential commitment of $450 million and reduced certain applicable interest rates and fees charged under the Credit Agreement, including up to $75 million in the form of letters of credit. The Credit Agreement’s term was extended to July 27, 2012.
     As of February 2, 2008 and February 3, 2007, the Company’s total remaining borrowing capacity, after subtracting letters of credit, under the Credit Agreement was $333.2 million and $333.5 million, respectively. Borrowing availability under the Company’s Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement is based upon a formula at either (a) the prime corporate lending rate or (b) the London Interbank Offering Rate (“LIBOR”), plus the applicable margin of 0.75% to 1.50% based on the level of total borrowings during the prior three months. Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $177.2 million as of February 2, 2008.
     At February 2, 2008 and February 3, 2007, the prime rate was 6.00% and 8.25%, respectively, and LIBOR was 3.14% and 5.32%, respectively. There were no outstanding borrowings under the Credit Agreement at February 2, 2008 and February 3, 2007.
     The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances and prohibits payment of any dividends. As of February 2, 2008, the Company was in compliance with the terms of the Credit Agreement.
     The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $350 million less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of February 2, 2008 and February 3, 2007, the Company had outstanding letters of credit totaling $16.8 million and $16.5 million, respectively.
     The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2007	2006
Balance, fiscal period end	$—	$—
Average interest rate	6.50%	6.57%
Maximum outstanding during the year	$210,208	$169,981
Average outstanding during the year	$94,185	$57,138

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Other Debt — Other debt, exclusive of capital lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2007	2006
Third-Party:
Note payable, due in monthly installments of approximately $4, including interest at 4%, through 2020	$662	$708
Note payable, due in monthly installments of approximately $5, including interest at 11%, through 2018	378	—
Other	174	—

Total other debt	1,214	708
Less current portion:	(117)	(46)

Total Other Long-Term Debt	$1,097	$662

     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed herein.
     Scheduled principal payments on other long-term debt as of February 2, 2008 are as follows (in thousands):

Fiscal Year
2008	$117
2009	124
2010	119
2011	107
2012	88
Thereafter	659

$1,214

     Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. In addition, the Company has a capital lease for a store location with a fixed interest rate of 10.6% that matures in 2024. The gross and net carrying values of assets under capital leases are approximately $8.2 million and $3.8 million, respectively, as of February 2, 2008 and $8.2 million and $4.2 million, respectively, as of February 3, 2007.
     Scheduled lease payments under capital lease obligations as of February 2, 2008 are as follows (in thousands):

Fiscal Year
2008	$905
2009	975
2010	953
2011	953
2012	953
Thereafter	11,204

15,943
Less: amounts representing interest	(8,222)

Present value of net scheduled lease payments	7,721
Less: amounts due in one year	(133)

$7,588

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Operating Leases
     The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2028. Certain of the store lease agreements contain renewal options for additional periods of five-to-ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $267.5 million, $205.8 million and $196.3 million for fiscal 2007, 2006 and 2005, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $28.4 million, $32.5 million and $37.9 million for fiscal 2007, 2006 and 2005, respectively.
     Scheduled lease payments due (including lease commitments for 52 stores not yet opened at February 2, 2008) under noncancelable operating leases as of February 2, 2008 are as follows (in thousands):

Fiscal Year
2008	$330,857
2009	346,068
2010	341,636
2011	328,490
2012	315,983
Thereafter	1,950,607

$3,613,641

     The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $1.1 million, $1.2 million and $1.0 million for fiscal 2007, 2006 and 2005, respectively.
11. Stock-Based Compensation and Employee Stock Plans
     Stock Option Plans — The Company grants stock options to purchase common stock under the Plans. Stock options generally vest over four years in 25% increments from the date of grant and expire 10 years from date of grant. As of February 2, 2008, there were 12,895,754 shares of common stock available for issuance pursuant to future stock option grants. The stock option activity during the year is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value
	Options	Share	(Years)	(in thousands)
Outstanding, January 29, 2005	24,208,820	$6.24	5.91	$259,398
Granted	2,487,888	17.90
Exercised	(2,640,802)	2.83
Forfeited / Expired	(777,132)	12.79

Outstanding, January 28, 2006	23,278,774	$7.66	8.72	$249,432
Granted	2,756,916	19.61
Exercised	(5,371,716)	4.30
Forfeited / Expired	(1,031,146)	14.86

Outstanding, February 3, 2007	19,632,828	$9.88	6.64	$324,610
Granted	5,324,866	25.86
Exercised	(4,769,933)	6.34
Forfeited / Expired	(911,316)	20.62

Outstanding, February 2, 2008	19,276,445	$14.66	6.35	$352,494

Exercisable, February 2, 2008	12,200,666	$8.97	5.35	$292,385

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The aggregate intrinsic value in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised for 2007, 2006 and 2005 was $107.0 million, $106.9 million and $40.2 million, respectively. The total fair value of options vested for 2007, 2006 and 2005 was $38.1 million, $26.2 million and $8.4 million, respectively. The nonvested stock option activity for the year ended February 2, 2008 is presented in the following table:

		Weighted
		Average Fair
	Shares	Value
Nonvested, February 3, 2007	8,578,460	$6.87
Granted	5,324,866	11.45
Vested	(5,925,811)	6.45
Forfeited	(901,736)	8.98

Nonvested, February 2, 2008	7,075,779	$10.40

     As of February 2, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $57.6 million, which is expected to be recognized over a weighted average period of approximately 2.72 years.
     The Company issues new shares of common stock upon exercise of stock options.
     Additional information regarding options outstanding as of February 2, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.54 - $1.08	889,989	2.80	$0.90	889,989	$0.90
$3.00 - $7.65	3,650,780	4.69	3.24	3,650,780	3.24
$8.17 - $11.44	4,833,318	5.53	10.90	4,773,005	10.91
$12.53 - $18.14	3,474,828	6.65	15.44	2,365,276	14.38
$18.95 - $28.23	5,901,304	8.12	24.87	521,616	20.37
$29.08 - $33.40	526,226	9.53	31.84	—	—

$0.54 - $33.40	19,276,445	6.35	$14.66	12,200,666	$8.97

     Restricted Stock — On February 13, 2007, the Company granted 300,000 shares of restricted stock to certain executives of Golf Galaxy under the Company’s 2002 Stock Option Plan. One half of these restricted stock awards vest on the third anniversary of the date of grant, and one-half vest if and to the extent that certain defined performance targets are achieved by the recipient of the restricted stock award upon the third anniversary from the date of grant. The weighted average fair value of these awards is $26.01, which represents the market price of the Company’s common stock on the date of grant. As of February 2, 2008 all of the shares of restricted stock were outstanding and total unrecognized stock-based compensation expense related to nonvested shares of restricted stock was approximately $7.8 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 2.03 years.
     Employee Stock Purchase Plan — The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
number of shares issuable under the plan is 4,620,000. There were 204,955 and 245,964 shares issued under the plan during fiscal 2007 and 2006, respectively, leaving 1,430,835 shares available for future issuance. The fiscal 2007 shares were issued at an average price of $21.99.
     Common Stock, Class B Common Stock and Preferred Stock — During fiscal 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share from 100,000,000 to 200,000,000 and Class B common stock, par value $0.01 per share from 20,000,000 to 40,000,000. In addition, the Company’s corporate charter provides for the authorization of the issuance of up to 5,000,000 shares of preferred stock.
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
12. Income Taxes
     The components of the provision for income taxes are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$118,305	$62,573	$41,961
State	16,882	11,247	7,295

	135,187	73,820	49,256

Deferred:
Federal	(28,983)	631	(928)
State	(3,713)	623	326

	(32,696)	1,254	(602)

Total provision	$102,491	$75,074	$48,654

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.6%	4.2%	4.6%
Other permanent items	1.2%	0.8%	0.4%

Effective income tax rate	39.8%	40.0%	40.0%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2007	2006
Store closing expense	$10,605	$7,772
Stock based compensation	15,760	7,455
Employee benefits	6,527	8,273
Other accrued expenses not currently deductible for tax purposes	2,252	—
Deferred rent	16,117	10,732
Insurance	2,753	3,595
Gift cards	5,704	3,997
Deferred revenue currently taxable	4,148	4,716
Non-Income based tax reserves	2,787	1,919
Uncertain income tax positions	3,896	—
Property and equipment	279	—
Net operating loss carryforwards	1,740	2,931

Total deferred tax assets	72,568	51,390

Property and equipment	—	(10,089)
Inventory	(17,525)	(29,911)
Intangibles	(28,963)	(2,192)
Other accrued expenses not currently deductible for tax purposes	—	(503)

Total deferred tax liabilities	(46,488)	(42,695)

Net deferred tax asset	$26,080	$8,695

     The deferred tax asset from tax loss carryforwards of $1.7 million represents approximately $34.5 million of state net operating loss carryforwards, of which $5.5 million expires in the next ten years. The remaining $29.0 million expires between 2018 and 2026. In 2007, of the $26.1 million net deferred tax asset, $19.7 million is recorded in current assets and $6.4 million is recorded in other long-term assets in the Consolidated Balance Sheets. In 2006, of the $8.7 million net deferred tax asset, $17.4 million is recorded in other long-term assets and $8.7 million is recorded in deferred revenue and other current liabilities in the Consolidated Balance Sheets.
     As of February 2, 2008, the total liability for uncertain tax positions, including related interest and penalties, was approximately $11.8 million. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties for the year ended February 2, 2008 (in thousands):

2007
Beginning of year	$10,342
Increases as a result of tax positions taken in a prior period	1,721
Decreases as a result of tax positions taken in a prior period	(1,527)
Increases as a result of tax positions taken in the current period	1,473
Decreases as a result of settlements during the current period	(2,190)
Reductions as a result of a lapse of statute of limitations during the current period	(104)

End of year	$9,715

     Of the above $9.7 million in unrecognized tax benefits, excluding interest and penalties, $7.8 million would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
     As of February 2, 2008, the liability for uncertain tax positions included $2.1 million for the accrual of interest and penalties. During the year ended February 2, 2008, the Company recorded $0.9 million for the accrual

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
of interest and penalties in its Consolidated Statements of Income. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $5.7 million of the Company’s gross unrecognized tax benefits at February 2, 2008 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2008.
     The tax years 2003 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
13. Interest Expense, net
     Interest expense, net is comprised of the following (in thousands):

	2007	2006	2005
Interest expense	$12,856	$10,836	$13,196
Interest income	(1,566)	(811)	(237)

Interest expense, net	$11,290	$10,025	$12,959

14. Earnings per Common Share
     The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate number of shares, totaling 8,776,048, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the calculations for fiscal 2007, 2006 and 2005. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2007	2006	2005
Earnings per common share — Basic:
Net income	$155,036	$112,611	$72,980
Weighted average common shares outstanding	109,383	102,512	99,584
Earnings per common share	$1.42	$1.10	$0.73

Earnings per common share — Diluted:
Net income	$155,036	$112,611	$72,980
Weighted average common shares outstanding — basic	109,383	102,512	99,584
Stock options, restricted stock and warrants	7,121	8,278	8,374

Weighted average common shares outstanding — diluted	116,504	110,790	107,958
Earnings per common share	$1.33	$1.02	$0.68
     Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options totaled 4.5 million and 0.4 million for fiscal 2007 and 2006, respectively. There were no anti-dilutive options in fiscal 2005.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Investments
     In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Internet site, which operates under the domain name “DicksSportingGoods.com,” which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that permitted the Company, at its election, to purchase an equity ownership in GSI at a price that was less than the GSI market value per share in lieu of royalties until Internet sales reached a predefined amount. The equity ownership consists of unregistered common stock of GSI and warrants to purchase unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue to be amortized over the 10-year term of the agreement. Deferred revenue at February 2, 2008 and February 3, 2007 was $1.5 million and $1.9 million, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.
     During fiscal 2005, the Company realized a pre-tax gain of $1.8 million resulting from the sale of a portion of the Company’s investment in GSI.
16. Retirement Savings Plans
     The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees once they work 1,000 hours or more in a year and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a matching contribution equal to 50% of each participant’s contribution up to 10% of the participant’s compensation, and may make a discretionary matching contribution. Total expense recorded under the plan was $5.0 million, $3.0 million and $2.6 million for fiscal 2007, 2006 and 2005, respectively.
     We have non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $1.8 million and $0.4 million at February 2, 2008, and February 3, 2007, respectively, and is included in long-term liabilities. Total expense recorded under these plans was $5.5 million and $0.1 million for fiscal 2007 and 2006, respectively. There was no expense for these plans during fiscal 2005.
17. Commitments and Contingencies
     The Company enters into licensing agreements for the exclusive rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay an annual guaranteed minimum royalty. The aggregate amount of required payments at February 2, 2008 is as follows (in thousands):

Fiscal Year
2008	$8,048
2009	9,456
2010	10,790
2011	12,115
2012	14,935
Thereafter	40,644

$95,988

     In addition, certain agreements require the Company to pay additional royalties if the qualified purchases are in excess of the guaranteed minimum. The Company paid $1.9 million and $0.7 million under agreements requiring minimum guaranteed contractual amounts during fiscal 2007 and 2006, respectively. There were no payments made during fiscal 2005.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Company also has certain naming rights and other marketing commitments extending through 2026 of $70.5 million. Payments under these commitments are scheduled to be made as follows: 2008, $12.6 million; 2009, $12.9 million; 2010, $2.8 million; 2011, $2.2 million; 2012, $2.3 million; thereafter, $37.7 million.
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
18. Quarterly Financial Information (Unaudited)
     Summarized quarterly financial information in fiscal years 2007 and 2006 is as follows (in thousands, except earnings per share):

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter (1)
Net sales (2)	$823,553	$1,013,421	$838,831	$1,212,615	$645,498	$734,047	$708,343	$1,026,275
Gross profit	244,419	298,660	238,663	376,320	177,665	207,397	191,335	320,302
Income from operations (2)	39,291	83,194	21,682	124,650	21,279	45,707	15,609	115,116
Net income (2)	21,701	47,930	12,233	73,171	11,418	25,681	7,795	67,718
Net earnings per diluted share (2)	$0.19	$0.41	$0.10	$0.62	$0.10	$0.23	$0.07	$0.60

(1)	Fourth quarter of fiscal 2006 represents a 14 week period, as fiscal 2006 includes 53 weeks.

(2)	Quarterly results for fiscal 2007 and 2006 do not add to full year results due to rounding.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.
(Registrant)
By: /s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President — Finance, Administration and Chief Financial Officer
Date: March 27, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK	Chairman and Chief Executive	March 27, 2008
Edward W. Stack	Officer, President and Director

/s/ TIMOTHY E. KULLMAN	Executive Vice President —	March 27, 2008
Timothy E. Kullman	Finance, Administration and Chief Financial Officer (principal financial and accounting officer)

/s/ WILLIAM J. COLOMBO	Vice Chairman and Director	March 27, 2008
William J. Colombo

/s/ EMANUEL CHIRICO	Director	March 27, 2008
Emanuel Chirico

/s/ DAVID I. FUENTE	Director	March 27, 2008
David I. Fuente

/s/ WALTER ROSSI	Director	March 27, 2008
Walter Rossi

/s/ LAWRENCE J. SCHORR	Director	March 27, 2008
Lawrence J. Schorr

/s/ BRIAN J. DUNN	Director	March 27, 2008
Brian J. Dunn

/s/ LARRY D. STONE	Director	March 27, 2008
Larry D. Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007 and for each of the three fiscal years in the period ended February 2, 2008 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007, and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006), and the Company’s internal control over financial reporting as of February 2, 2008, and have issued our reports thereon dated March 27, 2008; such reports are included herein. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 of Part IV. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 27, 2008

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charged to	Other -		Balance at
	Beginning	Costs and	Acquisition		End
	of Period	Expenses	Related	Deductions	of Period
Fiscal 2005
Inventory reserve	$4,396	$5,835	$—	$(900)	$9,331
Allowance for doubtful accounts	4,805	1,215	(2,995)	(1,125)	1,900

Fiscal 2006
Inventory reserve	$9,331	$10,545	$—	$(3,980)	$15,896
Allowance for doubtful accounts	1,900	925	—	(794)	2,031

Fiscal 2007
Inventory reserve	$15,896	$6,973	$1,327	$(4,981)	$19,215
Allowance for doubtful accounts	2,031	3,459	212	(2,817)	2,885

Index to Exhibits

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of June 21, 2004, by and among the Registrant, Diamondback Acquisition, Inc. and Galyan’s Trading Company, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004.

2.2	Agreement and Plan of Merger dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 29, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner Smith Incorporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

Exhibit
Number	Description	Method of Filing
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Dick’s Sporting Goods, Inc. (successor in interest to Dick’s Acquisition Corp.) 12% Subordinated Debenture, dated May 1, 1986 issued to Richard J. Stack	Incorporated by reference to Exhibit 10.7 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.7	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.8	Option Agreement between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.9	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.10	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.11	Offer Letter between the Company and William R. Newlin, Chief Administrative Officer and Executive Vice President	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on December 9, 2003

10.12	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 23, 2004

10.13	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004.

10.14	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005.

Exhibit
Number	Description	Method of Filing
10.15	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the lending party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.16	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2004.

10.17	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Dick’s Sporting Goods, Inc.	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

10.18	Offer Letter between the Company and Gwen K. Manto, Executive Vice President and Chief Merchandising Officer	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2005

10.19	Aircraft Sublease Agreement, dated February 13, 2006, for the business use of an aircraft, between Dick’s Sporting Goods, Inc. and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 14, 2006

10.20	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 6, 2006

10.21	First Amendment to the Second Amended and Restated Credit Agreement dated as of November 13, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

10.22	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.23	Cover Letter and Second Amended and Restated Employment Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.24	Stock Option Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.25	Restricted Stock Award Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.26	Third Amendment to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2007

10.27	Golf Galaxy, Inc. Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.28	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

Exhibit
Number	Description	Method of Filing
10.29	Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement, File No. 001-31463, filed on May 3, 2007

10.30	Offer Letter between Dick’s Sporting Goods, Inc. and Timothy E. Kullman, dated February 5, 2007, as amended by letter dated February 9, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 16, 2007

10.31	Amendment to Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q, File No. 001-31463, filed on June 6, 2007

10.32	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated July 27, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on August 2, 2007

10.33	Amendment dated June 22, 2007 to Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 28, 2007

10.34	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 20, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 6, 2007

10.35	Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Filed herewith

10.36	First Amendment to Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Filed herewith

10.37	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of January 24, 2008	Filed herewith

10.38	Written description of performance incentive awards	Filed herewith

10.39	Form of Restricted Stock Award	File herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of March 27, 2008 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of March 27, 2008 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of March 27, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
Number	Description	Method of Filing
32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of March 27, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith