Form 10-Q
period 2008-05-03
DICKS SPORTING GOODS INC
filed 2008-05-22
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 20, 2008 was 85,188,091 and 26,223,868, respectively.

INDEX TO FORM 10-Q

Page Number
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION	21

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 6. Exhibits	21

SIGNATURES	22

INDEX TO EXHIBITS	23
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Net sales	$912,112	$823,553

Cost of goods sold, including occupancy and distribution costs	653,006	579,134

GROSS PROFIT	259,106	244,419

Selling, general and administrative expenses	219,964	198,007

Pre-opening expenses	4,924	7,121

INCOME FROM OPERATIONS	34,218	39,291

Gain on sale of asset	(2,356)	—
Interest expense, net	1,658	3,207

INCOME BEFORE INCOME TAXES	34,916	36,084

Provision for income taxes	14,141	14,383

NET INCOME	$20,775	$21,701

EARNINGS PER COMMON SHARE:
Basic	$0.19	$0.20
Diluted	$0.18	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	111,216	107,098
Diluted	117,295	114,442
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	May 3,	February 2,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,997	$50,307
Accounts receivable, net	75,780	62,035
Inventories, net	970,543	887,364
Prepaid expenses and other current assets	53,227	50,274
Deferred income taxes	20,131	19,714

Total current assets	1,166,678	1,069,694

Property and equipment, net	547,024	531,779
Construction in progress — leased facilities	31,149	23,744
Intangible assets, net	97,837	80,038
Goodwill	304,386	304,366
Other assets	43,487	26,014

TOTAL ASSETS	$2,190,561	$2,035,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$401,962	$365,750
Accrued expenses	231,510	228,816
Deferred revenue and other liabilities	86,797	104,549
Income taxes payable	13,442	62,583
Current portion of other long-term debt and capital leases	251	250

Total current liabilities	733,962	761,948

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	121,485	—
Other long-term debt and capital leases	8,622	8,685
Non-cash obligations for construction in progress — leased facilities	31,149	23,744
Deferred revenue and other liabilities	204,553	180,238

Total long-term liabilities	538,309	385,167

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	851	848
Class B common stock	262	263
Additional paid-in capital	425,957	416,423
Retained earnings	489,749	468,974
Accumulated other comprehensive income	1,471	2,012

Total stockholders’ equity	918,290	888,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,190,561	$2,035,635

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
NET INCOME	$20,775	$21,701
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on available-for-sale securities, net of tax	(448)	712
Foreign currency translation adjustment, net of tax	(93)	34

COMPREHENSIVE INCOME	$20,234	$22,447

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$315,453	$1,800	$620,550
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$313,938	$1,800	$619,035
Exchange of Class B common stock for common stock	480,200	5	(480,200)	(5)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	9,117	—	—	9,117
Sale of common stock under stock plan	204,955	2	—	—	4,505	—	—	4,507
Exercise of stock options	4,769,933	47	—	—	30,212	—	—	30,259
Tax benefit on convertible note bond hedge	—	—	—	—	2,811	—	—	2,811
Net income	—	—	—	—	—	155,036	—	155,036
Stock-based compensation	—	—	—	—	29,039	—	—	29,039
Total tax benefit from exercise of stock options	—	—	—	—	38,504	—	—	38,504
Foreign currency translation adjustment, net of taxes of $87	—	—	—	—	—	—	134	134
Unrealized gain on securities available-for-sale, net of taxes of $46	—	—	—	—	—	—	78	78

BALANCE, February 2, 2008	84,837,642	$848	26,307,480	$263	$416,423	$468,974	$2,012	$888,520
Exchange of Class B common stock for common stock	66,362	1	(66,362)	(1)	—	—	—	—
Exercise of stock options	229,601	2	—	—	2,454	—	—	2,456
Tax benefit on convertible note bond hedge	—	—	—	—	744	—	—	744
Net income	—	—	—	—	—	20,775	—	20,775
Stock-based compensation	—	—	—	—	5,370	—	—	5,370
Total tax benefit from exercise of stock options	—	—	—	—	966	—	—	966
Foreign currency translation adjustment, net of taxes of $59	—	—	—	—	—	—	(93)	(93)
Unrealized loss on securities available-for-sale, net of taxes of $241	—	—	—	—	—	—	(448)	(448)

BALANCE, May 3, 2008	85,133,605	$851	26,241,118	$262	$425,957	$489,749	$1,471	$918,290

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
		(Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,775	$21,701
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,400	16,402
Deferred income taxes	(10,950)	(4,696)
Stock-based compensation	5,370	6,902
Excess tax benefit from stock-based compensation	(848)	(8,957)
Tax benefit from exercise of stock options	159	2,484
Tax benefit from convertible bond hedge	744	680
Gain on sale of asset	(2,356)	—
Changes in assets and liabilities:
Accounts receivable	7,922	(2,496)
Inventories	(83,179)	(105,995)
Prepaid expenses and other assets	(16,371)	(777)
Accounts payable	38,456	71,021
Accrued expenses	(20,147)	(17,039)
Income taxes receivable / payable	(48,292)	12,426
Deferred construction allowances	7,324	9,136
Deferred revenue and other liabilities	(5,127)	(7,805)

Net cash used in operating activities	(86,120)	(7,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,393)	(45,410)
Purchase of corporate aircraft	(25,107)	—
Proceeds from sale of corporate aircraft	27,463	—
Proceeds from sale-leaseback transactions	—	165
Payment for purchase of Golf Galaxy, net of $4,859 cash acquired	—	(221,449)

Net cash used in investing activities	(47,037)	(266,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	121,485	158,557
Payments on other long-term debt and capital leases	(59)	(57)
Construction allowance receipts	7,454	—
Proceeds from exercise of stock options	2,456	17,396
Excess tax benefit from stock-based compensation	848	8,957
Decrease in bank overdraft	(2,244)	(5,701)

Net cash provided by financing activities	129,940	179,152

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(93)	37

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,310)	(94,518)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,307	135,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,997	$41,424

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$7,405	$1,843
Accrued property and equipment	$16,835	$(7,647)
Cash paid for interest	$2,841	$3,340
Cash paid for income taxes	$72,537	$3,318
Stock options issued for acquisition (net of tax benefit upon exercise)	$7,266	$7,630
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 446 stores, the majority of which are located throughout the eastern half of the United States. On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”) by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”). The unaudited Condensed Consolidated Statements of Income include the operations of Golf Galaxy and Chick’s from their dates of acquisition forward.
Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of May 3, 2008 and for the 13 weeks ended May 3, 2008 and May 5, 2007 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2008 as filed with the Securities and Exchange Commission on March 27, 2008. Operating results for the 13 weeks ended May 3, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009 or any other period.
3. Newly Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of February 3, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities only. As of May 3, 2008, the Company’s financial assets subject to SFAS No. 157 consisted of assets held by the Company in trust related to the Company’s deferred compensation plans, for which a corresponding liability exists, and the Company’s holdings of unregistered common stock of GSI Commerce Inc. (“GSI”), totaling $9.4 million and $2.5 million, respectively. The assets held in trust are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets for identical assets. The unregistered common stock is classified as having Level 3 inputs, as the pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of the beginning of our 2008 fiscal year, and did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS 141R beginning in the first quarter of fiscal 2009. This standard will change our accounting treatment for business combinations on a prospective basis, including the treatment of any income tax adjustments related to past acquisitions.
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s financial statements.
4.  Correction to Previously Reported Amounts
Certain corrections have been made for the reporting of the Company’s cash flows related to the receipt of construction allowances. Our condensed consolidated statements of cash flows for the 13 weeks ended May 5, 2007 have been revised to correct an immaterial error in our accounting for the receipt of construction allowances, which should have been presented as operating activities rather than as investing activities, as previously reported. The effect of this correction was to decrease cash used in operating activities by $2.7 million and increase cash used in investing activities by $2.7 million for the 13 weeks ended May 5, 2007. The correction did not affect the previously reported results of operations of the Company nor did it change the amount of total cash flows for the Company.

	13 Weeks Ended May 5, 2007
	As
	previously
	reported	Correction	As corrected
	(In thousands)
Net cash used in operating activities	$(9,712)	$2,699	$(7,013)
Net cash used in investing activities	(263,995)	(2,699)	(266,694)
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
The Company’s accounting for construction allowances differs if a store lease is accounted for under the provisions of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. Some of the Company’s leases have a cap on the construction allowance, which places the Company at risk for cost overruns and causes the Company to be deemed the owner during the construction period. In cases where the Company is deemed to be the owner during the construction period, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the base term of the lease. The Company reports the amount of cash received for the construction allowance as “Construction Allowance Receipts” within the financing activities section of its unaudited Condensed Consolidated Statements of Cash Flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as “Proceeds from sale leaseback transactions” within the investing activities section of its unaudited Condensed Consolidated Statements of Cash Flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.
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
5. Acquisitions, Goodwill and Other Intangible Assets
On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, which became a wholly-owned subsidiary of Dick’s by means of a merger of Dick’s wholly-owned subsidiary with and into Golf Galaxy. The Company paid approximately $227.0 million in connection with the acquisition, which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our revolving line of credit.
The acquisition is being accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. Based upon the purchase price allocation, the Company has recorded $112.3 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$70,711
Other current assets (including cash)	19,685
Property and equipment, net	47,875
Other long term assets, excluding goodwill and other intangible assets	246
Trade name	65,749
Customer lists and other intangibles	5,659
Goodwill	112,295
Accounts payable	(34,000)
Accrued expenses	(14,063)
Other current liabilities	(9,759)
Other long-term liabilities	(30,062)

Fair value of net assets acquired, including intangibles	$234,336

The customer list will be amortized over 12 years. In addition, the trade name is an indefinite-lived intangible asset, which will not be amortized. The amortization of intangible assets is included in selling, general and administrative expenses.
On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s for approximately $69.2 million. In addition, Chick’s shareholders have the opportunity to receive up to $5 million in additional consideration upon satisfaction by Chick’s of certain specified performance criteria through June 2008.
The acquisition of Chick’s is being accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our unaudited Condensed Consolidated Statements of Income from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The Company is in the process of obtaining an independent appraisal for certain assets, including intangibles not yet identified, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the Company has recorded $34.7 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes.

The Company acquired trademarks for $18 million during the quarter ended May 3, 2008 covering certain golf equipment, golf balls, golf accessories and other sporting goods and equipment. The trademarks are indefinite-lived intangible assets, which will not be amortized.
6. Store Closing and Relocation Reserves
On a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the condensed consolidated statements of income. The calculation of accrued lease termination and other costs primarily include future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter. Any changes in these assumptions are recorded in cost of goods sold, including occupancy and distribution costs on the condensed consolidated statements of income.
The following table summarizes the activity in fiscal 2008 and 2007 (in thousands):

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Accrued store closing and relocation reserves, beginning of period	$21,882	$19,903
Expense charged to earnings	—	50
Cash payments	(1,467)	(1,141)
Interest accretion and other changes in assumptions	2,228	163

Accrued store closing and relocation reserves, end of period	22,643	18,975
Less: current portion of accrued store closing and relocation reserves	(6,340)	(6,294)

Long-term portion of accrued store closing and relocation reserves	$16,303	$12,681

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the condensed consolidated balance sheets.
7. Stock-Based Compensation and Employee Stock Plans
Total stock-based compensation expense recognized for the 13 week periods ended May 3, 2008 and May 5, 2007 was $5.4 million and $6.9 million, respectively, before income taxes and includes Employee Stock Purchase Plan expense of $0.5 million and $0.4 million, respectively. The expense was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of income. The related total tax benefit was $1.9 million and $2.6 million for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	13 Weeks Ended		13 Weeks Ended
	May 3,	May 5,	May 3,	May 5,
Black - Scholes Valuation Assumptions (1)	2008	2007	2008	2007
Expected life (years) (2)	5.03 - 7.00	5.29	—	—
Expected volatility (3)	35.89 - 36.68%	36.76 - 40.14%	—	—
Weighted average volatility	36.18%	37.31%	—	—
Risk-free interest rate (4)	2.61 - 3.02%	4.43 - 4.81%	—	—
Expected dividend yield	—	—	—	—

Weighted average fair values	$10.59	$12.44	$—	$—

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s during the period in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected life of the options represent the estimated period of time until exercise and is based on historical

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
Stock Options
The following summarizes all stock option transactions from February 2, 2008 through May 3, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value (in
	Options	Share	(Years)	thousands)
Outstanding, February 2, 2008	19,276,445	$14.66	6.35	$352,494
Granted	726,875	27.87	—	—
Exercised	(229,601)	12.85	—	—
Forfeited / Expired	(39,214)	20.82	—	—

Outstanding, May 3, 2008	19,734,505	$15.15	6.43	$284,765

Exercisable, May 3, 2008	13,666,702	$10.70	5.59	$258,030

The aggregate intrinsic value in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. As of May 3, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $58.4 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.
Restricted Stock
The following table summarizes all restricted stock transactions from February 2, 2008 through May 3, 2008:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Grant Date	Life	Intrinsic Value (in
	Shares	Fair Value	(Years)	thousands)
Nonvested, February 2, 2008	300,000	$26.01	2.03	$9,879
Granted	392,774	27.87	—	—
Vested	—	—	—	—
Forfeited / Expired	—	—	—	—

Nonvested, May 3, 2008	692,774	$27.06	2.42	$20,492

During the 13 weeks ended May 3, 2008, the Company issued 392,774 shares of restricted stock to eligible employees, which shares of common stock are subject to forfeiture until the end of an applicable vesting period, which is determined based on the employee’s continuing employment. The awards vest on the third anniversary of the date of grant. As of May 3, 2008 all of the shares of restricted stock were outstanding and total unrecognized stock-based compensation expense related to nonvested shares of restricted stock was approximately $16.8 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 2.42 years.
8. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options, restricted stock and warrants. The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury stock method. The aggregate number of shares, totaling 8,776,048, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 weeks ended May 3, 2008. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Net income	$20,775	$21,701

Weighted average common shares outstanding (for basic calculation)	111,216	107,098
Dilutive effect of outstanding common stock options, restricted stock and warrants	6,079	7,344

Weighted average common shares outstanding (for diluted calculation)	117,295	114,442

Net earnings per common share — basic	$0.19	$0.20
Net earnings per common share — diluted	$0.18	$0.19
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options excluded from the calculation of earnings per share for the 13 weeks ended May 3, 2008 and May 5, 2007 were 5.2 million and 4.4 million, respectively.
9. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Interest expense	$2,053	$4,140
Interest income	395	933

Interest expense, net	$1,658	$3,207

10. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of February 4, 2007, the Company had $12.0 million of unrecognized tax benefits, of which approximately $9.1 million would affect our effective tax rate if recognized. At May 3, 2008, the Company had $10.2 million of unrecognized tax benefits. Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $4.1 million, none of which would affect the effective tax rate.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of February 3, 2008, the Company had approximately $1.7 million of accrued interest related to uncertain tax positions.
The tax years 2004 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

11.  Commitments and Contingencies
The Company enters into licensing agreements for exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required minimum royalty payments at May 3, 2008 is as follows (in thousands):

Fiscal Year
Remainder of 2008	$6,451
2009	9,456
2010	10,790
2011	12,115
2012	14,935
Thereafter	40,644

$94,391

In addition, certain agreements require the Company to pay additional royalties if the qualified purchases are in excess of the guaranteed minimum. Payments made under agreements requiring minimum guaranteed contractual amounts were $1.6 million and $0.4 million for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively.
The Company also has certain naming rights and other marketing commitments extending through 2026 of $81.8 million. Payments made under these commitments were $2.7 million for the 13 weeks ended May 3, 2008. Payments under these commitments are scheduled to be made as follows: remainder of 2008, $11.4 million; 2009, $14.7 million; 2010, $5.0 million; 2011, $5.0 million; 2012, $5.3 million; thereafter, $37.7 million.
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular including the potential impact of natural disasters or national and international security concerns on us or the retail environment; unauthorized disclosure of sensitive or confidential information; risks relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products and risks associated with relying on foreign sources of production; currency exchange rate fluctuations; risks relating to problems with or disruption of our current management information systems; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions and risks and uncertainties associated with assimilating acquired companies; our ability to access adequate capital; the loss of our key executives, especially Edward W. Stack, our Chairman, Chief Executive Officer and President; our ability to meet our labor needs; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; that we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; our quarterly operating results and comparable store sales may fluctuate substantially; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; our ability to repay or make the cash payments under our senior convertible notes; various risks associated with our exclusive brand offerings; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company completed its acquisition of Chick’s Sporting Goods, Inc. The unaudited Condensed Consolidated Statements of Income include the results of Golf Galaxy and Chick’s for fiscal 2007 from their respective dates of acquisition forward.
As of May 3, 2008 we operated 348 Dick’s Sporting Goods stores, 83 Golf Galaxy stores and 15 Chick’s stores, with approximately 21.6 million square feet, in 41 states, the majority of which are located throughout the eastern half of the United States.
On September 12, 2007, the Company’s board of directors approved a two-for-one stock split of the Company’s common stock and Class B common stock in the form of a stock dividend. The split was effected by issuing our stockholders of record as of September 28, 2007 one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per-share data for fiscal 2007 included herein have been restated to give effect to this stock split.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, the Company considers its policies on inventory valuation, vendor allowances, goodwill, intangible assets and impairment of long-lived assets, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended May 3, 2008.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter ended May 3, 2008 totaled $20.8 million and earnings per diluted share was $0.18, as compared to net income of $21.7 million, or $0.19 per diluted share for the 13 weeks ended May 5, 2007.
Net sales for the current quarter increased 11% to $912.1 million, due primarily to new store sales, partially offset by a comparable store sales decrease of 3.8%. Golf Galaxy will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
As a percentage of net sales, gross profit decreased 127 basis points to 28.41% for the quarter, due primarily to higher occupancy expenses caused by the deleverage related to the comparable store sales decline in the current quarter, partially offset by merchandise margins improvements and increased efficiencies in the merchandise supply chain.
We ended the first quarter with $121.5 million of outstanding borrowings on our Second Amended and Restated Credit Agreement (the “Credit Agreement”). There were no outstanding borrowings as of February 2, 2008.
The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended				13 Weeks Ended
	May 3, 2008				May 5, 2007
	Dick’s	Golf Galaxy	Chick’s	Total	Dick’s	Golf Galaxy	Total
Beginning stores	340	79	15	434	294	65	359
New	8	4	—	12	15	10	25
Closed	—	—	—	—	—	—	—

Ending stores	348	83	15	446	309	75	384

Relocated stores	—	—	—	—	—	—	—

The following table presents for the periods indicated items in the unaudited Condensed Consolidated Statements of Income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited condensed consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	May 3,	May 5,	from Prior Year
	2008	2007 (1)	2007-2008 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.59	70.32	127

Gross profit	28.41	29.68	(127)
Selling, general and administrative expenses (4)	24.12	24.04	8
Pre-opening expenses (5)	0.54	0.86	(32)

Income from operations	3.75	4.77	(102)
Gain on sale of asset (6)	(0.26)	0.00	(26)
Interest expense, net (7)	0.18	0.39	(21)

Income before income taxes	3.83	4.38	(55)
Provision for income taxes	1.55	1.75	(20)

Net income	2.28%	2.64%	(36)

Other Data:
Comparable store net sales decrease / increase (8)	-3.8%	2.0%
Number of stores at end of period (9)	446	384
Total square feet at end of period (9)	21,594,415	18,546,143

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited Condensed Consolidated Statements of Income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(6)	Gain on sale of asset resulted from the Company exercising a buy out option on an aircraft lease and subsequently selling the aircraft.

(7)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(8)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

(9)	The store count and footage amounts include Golf Galaxy for fiscal 2008 and 2007 and Chick’s for fiscal 2008.

13 Weeks Ended May 3, 2008 Compared to the 13 Weeks Ended May 5, 2007
Net Income
Net income for the current quarter totaled $20.8 million and earnings per diluted share was $0.18, as compared to net income of $21.7 million, or $0.19 per diluted share for the 13 weeks ended May 5, 2007. The decrease was primarily due to an increase in selling, general and administrative expenses, partially offset by an increase in net sales and gross profit.
Net Sales
Net sales for the current quarter increased 11% to $912.1 million, due primarily to new store sales partially offset by a comparable store sales decrease of 3.8%. Golf Galaxy will be included in the Company’s comparable store sales calculation beginning in the second quarter of 2008.
The decrease in comparable store sales is mostly attributable to sales decreases in golf, kids athletic footwear which was impacted by the Company’s decision to exit the Heely’s wheeled shoe business in 2007, licensed merchandise and lodge outdoors. These sales decreases were partially offset by increases in athletic footwear, excluding the Heely’s business, baseball, cleats and hunting.
Income from Operations
Income from operations decreased to $34.2 million for the current quarter from $39.3 million for the 13 weeks ended May 5, 2007. The decrease was primarily due to a $22.0 million increase in selling, general and administrative expenses partially offset by a $14.7 million increase in gross profit and a $2.2 million decrease in pre-opening expenses.
Gross profit increased 6% to $259.1 million for the current quarter from $244.4 million for the 13 weeks ended May 5, 2007. The 127 basis point decrease is due primarily to a 170 basis point increase in occupancy expenses caused by the deleverage related to the comparable store sales decline in the current quarter. Merchandise margins improved by 24 basis points due primarily to improved merchandise margins in several of the Company’s product categories. The Company also realized efficiencies in the merchandise supply chain that contributed 24 basis points to gross profit in the current quarter.
Selling, general and administrative expenses increased 11% to $220.0 million for the current quarter from $198.0 million for the 13 weeks ended May 5, 2007. The 8 basis point increase was primarily due to an increase store payroll costs that deleveraged as a result of the comparable store sales decrease (77 basis points) partially offset by reductions in net advertising expense, primarily print media.
Pre-opening expenses decreased to $4.9 million for the quarter from $7.1 million for the 13 weeks ended May 5, 2007. Pre-opening expenses were for the opening of eight new Dick’s stores and four new Golf Galaxy stores during the quarter. Pre-opening expense in any period fluctuate depending on the timing and number of new stores which open in preceding and subsequent quarters.
Gain on Sale of Asset
The Company exercised its early buy out rights on an aircraft lease during the quarter. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.
Interest Expense, Net
Interest expense, net, was $1.7 million for the quarter as compared to $3.2 million for the 13 weeks ended May 5, 2007. The Company’s average borrowings outstanding on our Credit Agreement decreased to $56.8 million for the quarter from $140.4 million for the 13 weeks ended May 5, 2007, primarily due to borrowings made in fiscal 2007 to fund the acquisition of Golf Galaxy. The average interest rate on the revolving line of credit decreased by 295 basis points over last year.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
The following discussion has been updated to reflect the effects of the correction of previously reported amounts discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Net cash used in operating activities	$(86,120)	$(7,013)
Net cash used in investing activities	(47,037)	(266,694)
Net cash provided by financing activities	129,940	179,152
Effect of exchange rate changes on cash	(93)	37

Net decrease in cash and cash equivalents	$(3,310)	$(94,518)

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
Cash used in operating activities for the 13 weeks ended May 3, 2008 totaled $86.1 million. The seasonal increase in inventory during the quarter used $83.2 million and a decrease in income taxes payable due to the timing of payments and higher federal extension payment used $48.3 million. These uses of cash were partially offset by the seasonal increase in accounts payable which provided $38.5 million. Net income for the 13 weeks ended May 3, 2008 provided $20.8 million, and the non-cash charge for depreciation and amortization totaled $20.4 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2008 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
Cash used in investing activities for the 13 weeks ended May 3, 2008 decreased by $219.7 million, to $47.0 million as the 13 weeks ended May 5, 2007 reflected payments of $221.4 million, net of $4.9 million cash acquired, relating to the purchase of Golf Galaxy. The Company’s gross capital expenditures used $49.4 million during the quarter, which we use to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.
We opened 12 stores during the 13 weeks ended May 3, 2008 as compared to opening twenty-five stores during the 13 weeks ended May 5, 2007.
Cash requirements in 2008, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 44 new Dick’s stores, ten new Golf Galaxy stores and relocate one Dick’s store in 2008. The Company also anticipates incurring additional expenditures for remodeling existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $125 million in 2008, including Golf Galaxy and Chick’s capital expenditure requirements.
Financing Activities
Cash provided by financing activities for the 13 weeks ended May 3, 2008 totaled $129.9 million primarily reflecting borrowings under the Credit Agreement of $121.5 million as a result of the seasonal increase in inventory. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $121.5 million as of May 3, 2008. There were no outstanding borrowings under the Credit Agreement as of February 2, 2008. Total remaining borrowing capacity, after subtracting letters of credit as of May 3, 2008 and February 2, 2008 was $207.9 million and $333.2 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of May 3, 2008, the Company was in compliance with the terms of the Credit Agreement.
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy its capital requirements through fiscal 2008. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of May 3, 2008 primarily relate to operating lease obligations, future minimum guaranteed contractual payments, naming rights and other marketing commitments and letters of credit. The Company has excluded these items from the condensed consolidated balance sheets in accordance with generally accepted accounting principles.
OUTLOOK
Full Year 2008 Comparisons to Fiscal 2007
•	Based on an estimated 118.3 million diluted shares outstanding, the Company currently anticipates reporting consolidated earnings per diluted share of approximately $1.22 – 1.36 as compared to earnings per diluted share for the full year 2007 of $1.33.

•	Comparable store sales, which include Dick’s Sporting Goods stores only, are expected to decrease approximately 3 — 5%. The comparable store sales calculation excludes the Golf Galaxy and Chick’s Sporting Goods stores.

•	The Company expects to open approximately 44 new Dick’s Sporting Goods stores, ten new Golf Galaxy stores and relocate one Dick’s store in 2008.
Second Quarter 2008
•	Based on an estimated 117.5 million diluted shares outstanding, the Company anticipates reporting consolidated earnings per diluted share of approximately $0.34 – 0.38, as compared to earnings per diluted share for the second quarter 2007 of $0.41.

•	Comparable store sales, which include Dick’s and Golf Galaxy stores, are expected to decrease approximately 4 — 7%. The comparable store sales calculation excludes the Chick’s Sporting Goods stores.

•	The Company expects to open approximately ten new Dick’s stores and one new Golf Galaxy store in the second quarter.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended February 2, 2008.

ITEM 4. CONTROLS AND PROCEDURES
During the first quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (May 3, 2008).
On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s. The Company is currently integrating the processes, systems and controls relating to Chick’s into the Company’s existing system of internal controls and procedures. As a result, the Company’s internal controls over financial reporting and the scope of management and the Company’s assessment of the effectiveness of the Company’s disclosure controls and procedures for the end of the period covered by this report included all of the Company’s business except for Chick’s, which represented approximately 3% of total assets and 4% of total revenues as of and for the period ended May 3, 2008.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in two cases which make claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In the Barrus case, the parties and the Court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007. The parties to the Barrus case have continued to work through the mediator’s office and independently in an effort to determine whether the matter can be resolved through settlement. In the Parks case, the parties and the Court have also agreed to stay the litigation pending an attempt to resolve all claims through mediation. A mediation session was held in March 2008 and the parties have agreed to continue discussions to determine whether this matter can be resolved through settlement.
We currently believe that none of these cases properly represent class actions, and we plan to vigorously defend these cases. Our management believes that the final resolution of these matters would not have a material effect on our consolidated financial position or liquidity or results of operations.
In addition to the above matters, various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial, intellectual property, lease disputes and employment issues. The results of those other proceedings are not expected to have a material adverse effect on our consolidated financial position, liquidity or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008 as filed with the Securities and Exchange Commission on March 27, 2008, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 23 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 22, 2008 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer, President and Director

By:	/s/ TIMOTHY E. KULLMAN Timothy E. Kullman
Executive Vice President, Finance, Administration and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

4.1	Dick’s Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan	Filed herewith

4.2	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Filed herewith

4.3	Amendment to the Dick’s Clothing and Sporting Goods, Inc. Stock Option Plan, dated March 27, 2008	Filed herewith

4.4	Amendment to the Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan, dated March 27, 2008	Filed herewith

10.1	Second Amendment to the Dick’s Sporting Goods Supplemental Smart Savings Plan, dated March 27, 2008	Filed herewith

10.2	Third Amendment to the Dick’s Sporting Goods Supplemental Smart Savings Plans, dated May 16, 2008	Filed herewith

31.1
Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of May 22, 2008 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Timothy E. Kullman, Executive Vice President, Finance, Administration and Chief Financial Officer, dated as of May 22, 2008 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of May 22, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.2
Certification of Timothy E. Kullman, Executive Vice President, Finance, Administration and Chief Financial Officer, dated as of May 22, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith