Form 10-Q
period 2008-08-02
DICKS SPORTING GOODS INC
filed 2008-08-26
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2008
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 21, 2008 was 85,427,481 and 26,223,868, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$1,086,294	$1,013,421	$1,998,405	$1,836,975

Cost of goods sold, including occupancy and distribution costs	766,636	714,761	1,419,641	1,293,896

GROSS PROFIT	319,658	298,660	578,764	543,079

Selling, general and administrative expenses	237,667	212,747	457,631	410,755

Pre-opening expenses	3,681	2,719	8,604	9,840

Merger and integration costs	2,879	—	2,879	—

INCOME FROM OPERATIONS	75,431	83,194	109,650	122,484

Gain on sale of asset	—	—	(2,356)	—
Interest expense, net	2,429	3,629	4,088	6,835

INCOME BEFORE INCOME TAXES	73,002	79,565	107,918	115,649

Provision for income taxes	31,887	31,635	46,028	46,017

NET INCOME	$41,115	$47,930	$61,890	$69,632

EARNINGS PER COMMON SHARE:
Basic	$0.37	$0.44	$0.56	$0.65
Diluted	$0.35	$0.41	$0.53	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	111,483	108,580	111,350	107,840
Diluted	116,806	115,528	117,051	114,986
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	August 2,	February 2,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,530	$50,307
Accounts receivable, net	84,114	62,035
Inventories, net	912,619	887,364
Prepaid expenses and other current assets	48,942	50,274
Deferred income taxes	18,255	19,714

Total current assets	1,115,460	1,069,694

Property and equipment, net	541,413	531,779
Construction in progress — leased facilities	16,476	23,744
Intangible assets, net	97,636	80,038
Goodwill	304,363	304,366
Other assets	50,651	26,014

TOTAL ASSETS	$2,125,999	$2,035,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$416,550	$365,750
Accrued expenses	228,584	228,816
Deferred revenue and other liabilities	82,275	104,549
Income taxes payable	10,177	62,583
Current portion of other long-term debt and capital leases	243	250

Total current liabilities	737,829	761,948

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	10,137	—
Other long-term debt and capital leases	8,555	8,685
Non-cash obligations for construction in progress — leased facilities	16,476	23,744
Deferred revenue and other liabilities	205,636	180,238

Total long-term liabilities	413,304	385,167

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	854	848
Class B common stock	262	263
Additional paid-in capital	441,163	416,423
Retained earnings	530,864	468,974
Accumulated other comprehensive income	1,723	2,012

Total stockholders’ equity	974,866	888,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,125,999	$2,035,635

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
NET INCOME	$41,115	$47,930	$61,890	$69,632
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale securities, net of tax	167	(69)	(281)	643
Foreign currency translation adjustment, net of tax	85	28	(8)	62

COMPREHENSIVE INCOME	$41,367	$47,889	$61,601	$70,337

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$315,453	$1,800	$620,550
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$313,938	$1,800	$619,035
Exchange of Class B common stock for common stock	480,200	5	(480,200)	(5)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	9,117	—	—	9,117
Sale of common stock under stock plan	204,955	2	—	—	4,505	—	—	4,507
Exercise of stock options	4,769,933	47	—	—	30,212	—	—	30,259
Tax benefit on convertible note bond hedge	—	—	—	—	2,811	—	—	2,811
Net income	—	—	—	—	—	155,036	—	155,036
Stock-based compensation	—	—	—	—	29,039	—	—	29,039
Total tax benefit from exercise of stock options	—	—	—	—	38,504	—	—	38,504
Foreign currency translation adjustment, net of taxes of $87	—	—	—	—	—	—	134	134
Unrealized gain on securities available-for-sale, net of taxes of $46	—	—	—	—	—	—	78	78

BALANCE, February 2, 2008	84,837,642	$848	26,307,480	$263	$416,423	$468,974	$2,012	$888,520
Exchange of Class B common stock for common stock	83,612	1	(83,612)	(1)	—	—	—	—
Sale of common stock under stock plan	198,037	2	—	—	2,984	—	—	2,986
Exercise of stock options	302,250	3	—	—	3,950	—	—	3,953
Tax benefit on convertible note bond hedge	—	—	—	—	1,483	—	—	1,483
Net income	—	—	—	—	—	61,890	—	61,890
Stock-based compensation	—	—	—	—	15,150	—	—	15,150
Total tax benefit from exercise of stock options	—	—	—	—	1,173	—	—	1,173
Foreign currency translation adjustment, net of taxes of $5	—	—	—	—	—	—	(8)	(8)
Unrealized loss on securities available-for-sale, net of taxes of $151	—	—	—	—	—	—	(281)	(281)

BALANCE, August 2, 2008	85,421,541	$854	26,223,868	$262	$441,163	$530,864	$1,723	$974,866

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,890	$69,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,212	38,036
Deferred income taxes	(15,927)	(10,391)
Stock-based compensation	15,150	14,781
Excess tax benefit from stock-based compensation	(1,004)	(30,592)
Tax benefit from exercise of stock options	242	3,745
Tax benefit from convertible bond hedge	1,483	1,370
Gain on sale of asset	(2,356)	—
Changes in assets and liabilities:
Accounts receivable	(2,049)	(12,056)
Income taxes payable/receivable	(51,250)	46,551
Inventories	(25,254)	(79,217)
Prepaid expenses and other assets	(12,138)	(2,550)
Accounts payable	61,841	57,967
Accrued expenses	(6,909)	1,527
Deferred construction allowances	15,288	22,593
Deferred revenue and other liabilities	(7,259)	(8,460)

Net cash provided by operating activities	73,960	112,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,794)	(76,884)
Purchase of corporate aircraft	(25,107)	—
Proceeds from sale of corporate aircraft	27,463	—
Proceeds from sale-leaseback transactions	16,384	9,226
Payment for purchase of Golf Galaxy, net of $4,859 cash acquired	—	(221,461)

Net cash used in investing activities	(90,054)	(289,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	10,137	52,307
Payments on other long-term debt and capital leases	(136)	(97)
Construction allowance receipts	10,424	2,699
Proceeds from sale of common stock under employee stock purchase plan	2,986	2,466
Proceeds from exercise of stock options	3,953	24,712
Excess tax benefit from stock-based compensation	1,004	30,592
Decrease in bank overdraft	(11,043)	(22,013)

Net cash provided by financing activities	17,325	90,666

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	64

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,223	(85,453)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,307	135,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,530	$50,489

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$(7,268)	$(5,406)
Accrued property and equipment	$671	$1,027
Cash paid for interest	$4,084	$7,509
Cash paid for income taxes	$112,811	$5,426
Stock options issued for acquisition (net of tax benefit upon exercise)	$7,234	$8,647
See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 456 stores, the majority of which are located throughout the eastern half of the United States. On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”) by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”). The unaudited Condensed Consolidated Statements of Income include the operations of Golf Galaxy and Chick’s from their dates of acquisition forward.
Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of August 2, 2008 and for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
February 2, 2008 as filed with the Securities and Exchange Commission on March 27, 2008. Operating results for the 13 and 26 weeks ended August 2, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009 or any other period.
3. Newly Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of February 3, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities only. As of August 2, 2008, the Company’s financial assets subject to SFAS No. 157 consisted of assets held by the Company in trust related to the Company’s deferred compensation plans, for which a corresponding liability exists, and the Company’s holdings of unregistered common stock of GSI Commerce Inc. (“GSI”), totaling $9.7 million and $2.8 million, respectively. The assets held in trust are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets for identical assets. The unregistered common stock is classified as having Level 3 inputs, as the pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of the beginning of our 2008 fiscal year, and did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning in the first quarter of fiscal 2009. This standard will change our accounting treatment for business combinations on a prospective basis, including the treatment of any income tax adjustments related to past acquisitions.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the provisions of SFAS 162 and assessing the impact, if any, it may have on our financial position and results of operations.
4. Acquisitions, Goodwill and Other Intangible Assets
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
The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Based upon the purchase price allocation, the Company has recorded $112.3 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$70,711
Other current assets (including cash)	19,685
Property and equipment, net	47,875
Other long term assets, excluding goodwill and other intangible assets	246
Trade name	65,749
Customer lists and other intangibles	5,659
Goodwill	112,263
Accounts payable	(34,000)
Accrued expenses	(14,063)
Other current liabilities	(9,759)
Other long-term liabilities	(30,030)

Fair value of net assets acquired, including intangibles	$234,336

The customer list is being amortized over 12 years. In addition, the trade name is an indefinite-lived intangible asset, which will not be amortized. The amortization of intangible assets is included in selling, general and administrative expenses.
On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s for approximately $69.2 million.
The acquisition of Chick’s is being accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our unaudited Condensed Consolidated Statements of Income from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The Company is in the process of obtaining an independent appraisal for certain assets, including intangibles not yet identified, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the Company has recorded $34.7 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes.
The Company acquired trademarks for $18 million during fiscal 2008 covering certain golf equipment, golf balls, golf accessories and other sporting goods and equipment. The trademarks are indefinite-lived intangible assets, which will not be amortized.
5. Golf Galaxy Integration
The Company recorded $2.9 million in merger and integration costs in the accompanying unaudited Condensed Consolidated Statements of Income for the 13 weeks ended August 2, 2008. These integration costs include the expense of consolidating Golf Galaxy’s headquarters into our corporate headquarters and primarily include severance, retention and system conversion costs. In addition, the Company recorded $2.6 million in the provision for income taxes for the 13 weeks ended August 2, 2008 reflecting the tax impact of non deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
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

The following table summarizes the activity in fiscal 2008 and 2007 (in thousands):

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
Accrued store closing and relocation reserves, beginning of period	$27,781	$26,096
Expense charged to earnings	—	2,043
Cash payments	(2,303)	(2,805)
Interest accretion and other changes in assumptions	2,468	1,606

Accrued store closing and relocation reserves, end of period	27,946	26,940
Less: current portion of accrued store closing and relocation reserves	(7,101)	(8,053)

Long-term portion of accrued store closing and relocation reserves	$20,845	$18,887

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the Condensed Consolidated Balance Sheets.
7. Stock-Based Compensation and Employee Stock Plans
Total pre-tax stock-based compensation expense recognized for the 13 weeks ended August 2, 2008 and August 4, 2007 was $9.8 million and $7.9 million, respectively, and includes Employee Stock Purchase Plan expense of $0.5 million and $0.4 million, respectively. Total pre-tax stock-based compensation expense recognized for the 26 weeks ended August 2, 2008 and August 4, 2007 was $15.2 million and $14.8 million, respectively, and includes Employee Stock Purchase Plan expense of $1.0 million and $0.8 million, respectively. The expense was recorded in selling, general and administrative expenses and merger and integration costs in the unaudited Condensed Consolidated Statements of Income. The related total tax benefit for the 13 weeks ended August 2, 2008 and August 4, 2007 was $4.1 million and $3.0 million, respectively. The related total tax benefit for the 26 weeks ended August 2, 2008 and August 4, 2007 was $6.0 million and $5.6 million, respectively.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes-option-pricing model with the following assumptions for awards issued during the period noted:

	Employee Stock Options		ESPP
	13 Weeks Ended		13 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
Black - Scholes Valuation Assumptions (1)	2008	2007	2008	2007
Expected life (years) (2)	5.03 - 5.26	5.29	0.50	0.50
Expected volatility (3)	35.89 - 36.25%	36.45%	53.93%	25.66%
Weighted average volatility	36.12%	36.45%	53.93%	25.66%
Risk-free interest rate (4)	3.20 -3.51%	4.94%	2.13%	5.02%
Expected dividend yield	—	—	—	—

Weighted average fair values	$ 7.78	$11.27	$5.08	$6.47

	Employee Stock Options		ESPP
	26 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
Black - Scholes Valuation Assumptions (1)	2008	2007	2008	2007
Expected life (years) (2)	5.03 - 7.00	5.29	0.50	0.50
Expected volatility (3)	35.89 - 36.68%	36.45% - 37.39%	53.93%	25.66%
Weighted average volatility	36.18%	37.01%	53.93%	25.66%
Risk-free interest rate (4)	2.61 - 3.51%	4.43% - 4.94%	2.13%	5.02%
Expected dividend yield	—	—	—	—

Weighted average fair values	$10.51	$11.30	$5.08	$6.47

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of the similar awards.

(3)	Beginning on the date of adoption of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
Stock Options
The following summarizes all stock option transactions from February 2, 2008 through August 2, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value
	Options	Share	(Years)	(in thousands)
Outstanding, February 2, 2008	19,276,445	$14.66	6.35	$352,494
Granted	747,455	27.68	—	—
Exercised	(302,250)	12.95	—	—
Forfeited / Expired	(469,894)	22.00	—	—

Outstanding, August 2, 2008	19,251,756	$15.01	5.92	$47,744

Exercisable, August 2, 2008	14,163,015	$11.34	5.13	$87,103

The aggregate intrinsic value in the table above is based on the Company’s closing stock price for the last business day of the period indicated. As of August 2, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $44.0 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.51 years.
Restricted Stock
The following table summarizes all restricted stock transactions from February 2, 2008 through August 2, 2008:

		Weighted	Weighted
		Average	Average
		Grant	Remaining	Aggregate
	Number of	Date Fair	Contractual Life	Intrinsic Value
	Shares	Value	(Years)	(in thousands)
Nonvested, February 2, 2008	300,000	$26.01	2.03	$9,879
Granted	406,054	27.61	—	—
Vested	(150,000)	26.01	—	—
Forfeited / Expired	(171,982)	26.25	—	—

Nonvested, August 2, 2008	384,072	$27.60	2.66	$6,717

During the 26 weeks ended August 2, 2008, the Company issued 406,054 shares of restricted stock to eligible employees, which shares of common stock are subject to forfeiture until the end of an applicable vesting period, which is determined based on the employee’s continuing employment. The awards vest on the third anniversary of the date of grant. As of August 2, 2008, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock was approximately $9.7 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 2.66 years.

Effective July 18, 2008, two executives at the Company’s Golf Galaxy subsidiary stepped down from their positions. Stock options granted to these executives exercisable for up to 630,000 shares of the Company’s common stock at an exercise price of $27.30 per share and all stock options previously granted to these executives that were exercisable for Golf Galaxy common stock (converted to options exercisable for Company’s common stock as a result of the acquisition of Golf Galaxy by the Company) became fully vested. The 150,000 shares of restricted common stock granted to these executives on February 13, 2007 that were to vest based only on the passage of time also became fully vested. The executives forfeited any rights to an additional 150,000 shares of restricted common stock granted to them on February 13, 2007 that were to vest based on the attainment of certain performance metrics. The accelerated vesting of these stock options and restricted stock net of the reversal of previously recognized compensation expense for these individuals resulted in a pre-tax charge of $0.5 million, which is recorded in merger and integration costs on the Condensed Consolidated Statements of Income.
8. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options, restricted stock and warrants. The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury stock method. The aggregate number of shares, totaling 8,776,048, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net income	$41,115	$47,930	$61,890	$69,632

Weighted average common shares outstanding (for basic calculation)	111,483	108,580	111,350	107,840
Dilutive effect of outstanding stock options, restricted stock and warrants	5,323	6,948	5,701	7,146

Weighted average common shares outstanding (for diluted calculation)	116,806	115,528	117,051	114,986

Net earnings per common share — basic	$0.37	$0.44	$0.56	$0.65
Net earnings per common share — diluted	$0.35	$0.41	$0.53	$0.61

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock excluded from the calculation of earnings per share for the 13 weeks ended August 2, 2008 and August 4, 2007 were 5.2 million and 4.6 million, respectively. Anti-dilutive options and restricted stock excluded from the calculation of earnings per share for the 26 weeks ended August 2, 2008 and August 4, 2007 were 5.2 million and 4.4 million, respectively.
9. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Interest expense	$2,482	$3,909	$4,512	$8,018
Interest income	53	280	424	1,183

Interest expense, net	$2,429	$3,629	$4,088	$6,835

10. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of February 4, 2007, the Company had $12.0 million of unrecognized tax benefits, of which approximately $9.1 million would affect our effective tax rate if recognized. At August 2, 2008, the Company had $10.3 million of unrecognized tax benefits. Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $3.9 million, none of which would have a material effect on the Company’s effective tax rate.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of August 2, 2008 the Company had approximately $2.4 million of accrued interest related to uncertain tax positions.
The tax years 2004 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
The provision for income taxes for the 13 and 26 weeks ended August 2, 2008 includes $2.6 million related to the tax impact of non deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
11. Commitments and Contingencies
The Company enters into licensing agreements for exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required minimum royalty payments at August 2, 2008 is as follows (in thousands):

Fiscal Year
Remainder of 2008	$5,043
2009	9,456
2010	10,790
2011	12,115
2012	14,935
Thereafter	40,644

$92,983

Also, the Company is required to pay additional royalties when the royalties that are based on the qualified purchases or retail sales (depending on the agreement) exceed the guaranteed minimum. Payments made under agreements requiring minimum guaranteed contractual amounts were $1.4 million and $0.5 million for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively, and $3.0 million and $0.9 million for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively.
As of February 2, 2008, the Company also had certain naming rights and other marketing commitments extending through 2026 of $81.8 million. Payments made under these commitments were $2.9 million and $5.5 million for the 13 and 26 weeks ended August 2, 2008. Payments under these commitments are scheduled to be made as follows: remainder of 2008, $8.6 million; 2009, $14.7 million; 2010, $5.0 million; 2011, $5.0 million; 2012, $5.3 million; thereafter, $37.7 million.
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the intense competition in the sporting goods industry and actions by our competitors; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular, including the potential impact of natural disasters or national and international security concerns on us or the retail environment; unauthorized disclosure of sensitive or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products and risks associated with relying on foreign sources of production; currency exchange rate fluctuations; risks relating to problems with or disruption of our current management information systems; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining businesses and/or assimilating acquired companies; our ability to access adequate capital; the loss of our key executives, especially Edward W. Stack, our Chairman, Chief Executive Officer and President; our ability to meet our labor needs; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; that we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; our quarterly operating results and comparable store sales may fluctuate substantially; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; our ability to repay or make the cash payments under our senior convertible notes; various risks associated with our exclusive brand offerings; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, which became a wholly-owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. On November 30, 2007, Dick’s acquired all of the outstanding stock of Chick’s, which also became a wholly-owned subsidiary of Dick’s. Due to these acquisitions, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk and costs associated with combining businesses and/or with assimilating acquired companies (including our ability to estimate future integration costs related to the integration of the operations and achieving expected future cost savings from the integration).

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
On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company completed its acquisition of Chick’s. The unaudited Condensed Consolidated Statements of Income include the results of Golf Galaxy and Chick’s for fiscal 2007 from their respective dates of acquisition forward.
As of August 2, 2008 we operated 357 Dick’s Sporting Goods stores, 84 Golf Galaxy stores and 15 Chick’s stores, with approximately 22.1 million square feet, in 41 states, the majority of which are located throughout the eastern half of the United States.
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
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, the Company considers its policies on inventory valuation, vendor allowances, goodwill, intangible assets and impairment of long-lived assets, business combinations, self-insurance reserves and stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended August 2, 2008.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter ended August 2, 2008 decreased to $41.1 million and earnings per diluted share decreased to $0.35, as compared to net income of $47.9 million, or $0.41 per diluted share for the 13 weeks ended August 4, 2007. Net income for the 13 weeks ended August 2, 2008 includes $2.9 million of merger and integration costs and $2.6 million in the Company’s provision for income taxes reflecting the tax impact of non deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
Net sales for the current quarter increased 7% to $1,086.3 million, due primarily to new store sales, partially offset by a comparable store sales decrease of 3.7%. Golf Galaxy is included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
As a percentage of net sales, gross profit decreased 4 basis points to 29.43% for the quarter, due primarily to higher occupancy expense caused by deleverage related to the comparable store sales decline in the current quarter and higher distribution costs related to the start up of a new distribution center in Atlanta during the current quarter, partially offset by merchandise margin improvements and freight efficiencies.
We ended the second quarter with $10.1 million of outstanding borrowings on our Second Amended and Restated Credit Agreement (the “Credit Agreement”). There were no outstanding borrowings as of February 2, 2008.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	26 Weeks Ended				26 Weeks Ended
	August 2, 2008				August 4, 2007
	Dick’s Sporting				Dick’s Sporting
	Goods	Golf Galaxy	Chick’s	Total	Goods	Golf Galaxy	Total
Beginning stores	340	79	15	434	294	65	359
Q1 New	8	4	—	12	15	10	25
Q2 New	9	1	—	10	6	2	8

Ending stores	357	84	15	456	315	77	392

Relocated stores	—	—	—	—	1	—	1

The following table presents, for the periods indicated, items in the unaudited Condensed Consolidated Statements of Income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited condensed consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	August 2,	August 4,	from Prior Year
	2008	2007	2007–2008
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	70.57	70.53	4

Gross profit	29.43	29.47	(4)
Selling, general and administrative expenses (4)	21.88	20.99	89
Pre-opening expenses (5)	0.34	0.27	7
Merger and integration costs (6)	0.27	—	27

Income from operations	6.94	8.21	(127)
Gain on sale of asset (7)	—	—	—
Interest expense, net (8)	0.22	0.36	(14)

Income before income taxes	6.72	7.85	(113)
Provision for income taxes	2.94	3.12	(18)

Net income	3.78%	4.73%	(95)

Other Data:
Comparable store net sales decrease (9)	-3.7%	7.2%
Number of stores at end of period (10)	456	392
Total square feet at end of period (10)	22,132,592	18,913,942

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	26 Weeks Ended		Net Sales
	August 2,	August 4,	from Prior Year
	2008 (1)	2007 (1)	2007–2008 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.04	70.44	60

Gross profit	28.96	29.56	(60)
Selling, general and administrative expenses (4)	22.90	22.36	54
Pre-opening expenses (5)	0.43	0.54	(11)
Merger and integration costs (6)	0.14	—	14

Income from operations	5.49	6.67	(118)
Gain on sale of asset (7)	(0.12)	—	(12)
Interest expense, net (8)	0.20	0.37	(17)

Income before income taxes	5.40	6.30	(90)
Provision for income taxes	2.30	2.51	(21)

Net income	3.10%	3.79%	(69)

Other Data:
Comparable store net sales decrease (9)	-3.7%	4.7%
Number of stores at end of period (10)	456	392
Total square feet at end of period (10)	22,132,592	18,913,942

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited Condensed Consolidated Statements of Income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(6)	Merger and integration costs primarily include severance, retention and system conversion costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.

(7)	Gain on sale of asset resulted from the Company exercising a buy out option on an aircraft lease and subsequently selling the aircraft.

(8)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(9)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

(10)	The store count and footage amounts include Golf Galaxy for fiscal 2008 and 2007 and Chick’s for fiscal 2008.

13 Weeks Ended August 2, 2008 Compared to the 13 Weeks Ended August 4, 2007
Net Income
Net income for the current quarter decreased to $41.1 million and earnings per diluted share decreased to $0.35, as compared to net income of $47.9 million, or $0.41 per diluted share for the 13 weeks ended August 4, 2007. The decrease was primarily due to an increase in selling, general and administrative expenses and merger and integration costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.
Net Sales
Net sales for the quarter increased 7% to $1,086.3 million, due primarily to the opening of new stores partially offset by a comparable store sales decrease of 3.7%. Golf Galaxy is included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
The decrease in comparable store sales is mostly attributable to sales decreases in casual footwear, kids athletic footwear (which was affected by the Company’s decision to exit the Heely’s wheeled shoe business in 2007), golf equipment and accessories, and other merchandise categories that are dependent on gasoline usage including tackle, camping and water sports. These sales decreases were partially offset by increases in athletic footwear (excluding Heely’s), athletic apparel and licensed merchandise, which was favorably affected by the NHL and NBA championships.
Income from Operations
Income from operations decreased to $75.4 million for the quarter from $83.2 million for the 13 weeks ended August 4, 2007. The decrease was primarily due to a $24.9 million increase in selling, general and administrative expenses, and $2.9 million of merger and integration costs incurred in consolidating Golf Galaxy’s headquarters into our corporate headquarters, partially offset by a $21.0 million increase in gross profit.
Gross profit increased 7% to $319.7 million for the quarter from $298.7 million for the 13 weeks ended August 4, 2007. The 4 basis point decrease is due primarily to a 62 basis point increase in occupancy expenses caused by the deleverage related to the comparable store sales decline in the current quarter. Distribution costs increased by 24 basis points due to the opening of a new distribution center in Atlanta in the current quarter. These gross profit decreases were partially offset by merchandise margin improvements across several of the Company’s product categories (46 basis points) and initiatives to improve freight efficiencies (20 basis points).
Selling, general and administrative expenses increased 12% to $237.7 million for the current quarter from $212.7 million for the 13 weeks ended August 4, 2007. The 89 basis point increase is due primarily to increases in advertising costs resulting from the timing of selected initiatives and store payroll costs that deleveraged as a result of the comparable store sales decrease.
Pre-opening expenses increased to $3.7 million for the quarter from $2.7 million for the 13 weeks ended August 4, 2007. Pre-opening expense is impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, Net
Interest expense, net, was $2.4 million for the quarter as compared to $3.6 million for the 13 weeks ended August 4, 2007. The Company’s average borrowings outstanding on our Credit Agreement decreased to $89.4 million for the quarter from $107.1 million for the 13 weeks ended August 4, 2007, primarily due to borrowings made in fiscal 2007 to fund the acquisition of Golf Galaxy. The average interest rate on the revolving line of credit decreased by 330 basis points over last year.
Income Taxes
The Company’s effective tax rate was 43.67% for the 13 weeks ended August 2, 2008 as compared to 39.76% for the same period last year. The current quarter’s effective tax rate is impacted by non deductible executive separation costs that increased income tax expense by $2.6 million.

26 Weeks Ended August 2, 2008 Compared to the 26 Weeks Ended August 4, 2007
Net Income
Net income decreased to $61.9 million and earnings per diluted share decreased to $0.53, as compared to net income of $69.6 million, or $0.61 per diluted share for the 26 weeks ended August 4, 2007. The decrease was primarily due to an increase in selling, general and administrative expenses and merger and integration costs incurred in consolidating Golf Galaxy’s headquarters into our corporate headquarters, partially offset by an increase in net sales and gross profit.
Net Sales
Net sales increased 9% to $1,998.4 million, due primarily to new store sales partially offset by a comparable store sales decrease of 3.7%. Golf Galaxy is included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
The decrease in comparable store sales is mostly attributable to sales decreases in casual footwear, kids athletic footwear (which was affected by the Company’s decision to exit the Heely’s wheeled shoe business in 2007), golf equipment and accessories, and other merchandise categories that are dependent on gasoline usage including water sports, tackle and camping. These sales decreases were partially offset by increases in licensed merchandise, hunting and baseball.
Income from Operations
Income from operations decreased to $109.6 million from $122.5 million for the 26 weeks ended August 4, 2007. The decrease was primarily due to a $46.9 million increase in selling, general and administrative expenses and $2.9 million of merger and integration costs incurred in consolidating Golf Galaxy’s headquarters into our corporate headquarters, partially offset by a $35.7 million increase in gross profit.
Gross profit increased 7% to $578.8 million for the quarter from $543.1 million for the 26 weeks ended August 4, 2007. The 60 basis point decrease is due primarily to a 112 basis point increase in occupancy expenses caused by the deleverage related to the comparable store sales decline for the 26 weeks ended August 2, 2008. Distribution costs increased by 14 basis points due to the opening of a new distribution center in Atlanta in the second quarter. These gross profit decreases were partially offset by merchandise margin improvements across several of the Company’s product categories (37 basis points) and initiatives to improve freight efficiencies (22 basis points).
Selling, general and administrative expenses increased 11% to $457.6 million from $410.8 million for the 26 weeks ended August 4, 2007. The 54 basis point increase is due primarily to increased store payroll costs that deleveraged as a result of the comparable store sales decrease.
Pre-opening expenses decreased to $8.6 million from $9.8 million for the 26 weeks ended August 4, 2007. Pre-opening expense is affected by the timing of new stores which open in preceding and subsequent quarters.
Gain on Sale of Asset
The Company exercised its early buy out rights on an aircraft lease during the first quarter. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.
Interest Expense, Net
Interest expense, net, was $4.1 million as compared to $6.8 million for the 26 weeks ended August 4, 2007. The Company’s average borrowings outstanding on our Credit Agreement decreased to $73.1 million from $123.7 million for the 26 weeks ended August 4, 2007, primarily due to borrowings made in fiscal 2007 to fund the acquisition of Golf Galaxy. The average interest rate on the Credit Agreement decreased by 316 basis points over last year.
Income Taxes
The Company’s effective tax rate was 42.65% for the 26 weeks ended August 2, 2008 as compared to 39.79% for the same period last year. This year’s effective tax rate is impacted by non deductible executive separation costs that increased income tax expense by $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
Net cash provided by operating activities	$73,960	$112,936
Net cash used in investing activities	(90,054)	(289,119)
Net cash provided by financing activities	17,325	90,666
Effect of exchange rate changes on cash	(8)	64

Net increase (decrease) in cash and cash equivalents	$1,223	$(85,453)

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
Cash provided by operating activities for the 26 weeks ended August 2, 2008 totaled $74.0 million. The increase in inventory during the period used $25.3 million while the seasonal increase in accounts payable provided $61.8 million. The decrease in income taxes payable, due to the timing of payments and a higher federal extension payment, used $51.3 million. The increase in the cash provided by deferred construction allowances is impacted by the number of stores with landlord allowances and the timing of the receipt of the allowances. Net income for the 26 weeks ended August 2, 2008 provided $61.9 million, and the non-cash charge for depreciation and amortization totaled $42.2 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2008 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
Cash used in investing activities for the 26 weeks ended August 2, 2008 decreased by $199.1 million to $90.1 million as the 26 weeks ended August 4, 2007 reflected payments of $221.5 million, net of $4.9 million cash acquired relating to the purchase of Golf Galaxy. The Company’s gross capital expenditures used $108.8 million during the 26 weeks ended August 2, 2008. We use cash in investing activities to build new stores and remodel or relocate existing stores. Net cash used in investing activities also includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.
We opened 22 stores during the 26 weeks ended August 2, 2008 as compared to opening 33 stores during the 26 weeks ended August 4, 2007. Sale-leaseback transactions covering store fixtures, buildings, distribution equipment and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
Cash requirements in 2008, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 43 new Dick’s stores, ten new Golf Galaxy stores, relocate one Dick’s store and convert one Chick’s store to a Dick’s store in 2008. The Company also anticipates incurring additional expenditures for remodeling existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $125 million in 2008, including Golf Galaxy and Chick’s capital expenditure requirements.

Financing Activities
Cash provided by financing activities for the 26 weeks ended August 2, 2008 totaled $17.3 million primarily reflecting net borrowings under the Credit Agreement of $10.1 million and the receipt of $10.4 million of construction allowances prior to the completion of the sale-leaseback transactions for stores where the Company is deemed to be the owner during the construction period. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $10.1 million as of August 2, 2008. There were no outstanding borrowings under the Credit Agreement as of February 2, 2008. Total remaining borrowing capacity, after subtracting letters of credit as of August 2, 2008 and February 2, 2008, was $320.3 million and $333.2 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire certain non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of August 2, 2008, the Company was in compliance with the terms of the Credit Agreement.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of August 2, 2008 primarily relate to operating lease obligations, letters of credit and future minimum guaranteed contractual payments. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles.
OUTLOOK
Full Year 2008 Comparisons to Fiscial 2007
•	Based on an estimated 118 million diluted shares outstanding, the Company currently anticipates reporting consolidated earnings per diluted share of approximately $1.27 — 1.36, excluding costs from the Golf Galaxy integration. The Company anticipates reporting earnings per diluted share of approximately $1.20 — 1.29, including the integration costs. Earnings per diluted share for the full year 2007 were $1.33.

•	Comparable store sales, which include Dick’s Sporting Goods stores only, are expected to decrease approximately 5 to 3%. The comparable store sales calculation for the full year excludes the Golf Galaxy and Chick’s Sporting Goods stores.

•	The Company expects to open approximately 43 new Dick’s Sporting Goods stores, ten new Golf Galaxy stores, relocate one Dick’s Sporting Goods store and convert one Chick’s Sporting Goods store to a Dick’s Sporting Goods store in 2008.

Third Quarter 2008
•	Based on an estimated 117 million diluted shares outstanding, the Company anticipates reporting consolidated earnings per diluted share of approximately $0.04 - 0.08, excluding costs from the Golf Galaxy integration. The Company anticipates reporting earnings per diluted share of approximately $0.02 — 0.06, including the integration costs. Earnings per diluted share for the third quarter of 2007 were $0.10.

•	Comparable store sales are expected to decrease approximately 5 to 2%, which compares to a 1% decrease in the third quarter last year, as adjusted for the shifted retail calendar. The comparable store sales calculation for the third quarter includes Golf Galaxy stores and excludes the Chick’s Sporting Goods stores.

•	The Company expects to open approximately 26 new Dick’s Sporting Goods stores and convert one Chick’s Sporting Goods store to a Dick’s Sporting Goods store.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended February 2, 2008.
ITEM 4. CONTROLS AND PROCEDURES
During the second quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report (August 2, 2008).
On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s. The Company is currently integrating the processes, systems and controls relating to Chick’s into the Company’s existing system of internal controls and procedures. As a result, the Company’s internal controls over financial reporting and the scope of management and the Company’s assessment of the effectiveness of the Company’s disclosure controls and procedures for the end of the period covered by this report included all of the Company’s business except for Chick’s, which represented approximately 3% of total assets and 3% of total revenues as of and for the 26 weeks ended August 2, 2008.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in two cases which make claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In the Barrus case, the parties and the Court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007. The parties to the Barrus case have continued to work through a mediator’s office and independently in an effort to determine whether the matter can be resolved through settlement. In the Parks case, the parties and the Court have also agreed to stay the litigation pending an attempt to resolve all claims through mediation. A mediation session was held in March 2008 and the parties agreed to continue discussions to determine whether this matter can be resolved through settlement.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders of the Company held on June 4, 2008, the stockholders elected two Class C Directors to serve until their terms expire in 2011, ratified the appointment of the Company’s independent registered public accounting firm, and approved the Amended and Restated 2002 Stock and Incentive Plan.
The table below shows the results of the stockholders’ voting:

	Votes in	Votes Withheld/		Broker
	Favor	Against	Abstentions	Non-Votes
Election of Class C Directors:
Lawrence J. Schorr	296,701,645	9,777,074	—	—
Edward W. Stack	304,613,035	1,865,684	—	—

Approval of the Amended and Restated Employee Stock and Incentive Plan	292,483,921	4,999,614	231,929	8,763,257

Ratification of Deloitte & Touche LLP as Company’s independent registered public accounting firm	304,456,249	1,997,068	25,403	—
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 26 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 26, 2008 on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer, President and Director

By:	/s/ TIMOTHY E. KULLMAN

Timothy E. Kullman
Executive Vice President, Finance, Administration and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated July 31, 2008	Filed herewith

31.1
Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of August 26, 2008 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Timothy E. Kullman, Executive Vice President, Finance, Administration and Chief Financial Officer, dated as of August 26, 2008 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of August 26, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.2
Certification of Timothy E. Kullman, Executive Vice President, Finance, Administration and Chief Financial Officer, dated as of August 26, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith