Form 10-Q
period 2008-11-01
DICKS SPORTING GOODS INC
filed 2008-11-26
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2008
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 21, 2008 was 85,726,691 and 26,223,868, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$924,191	$838,831	$2,922,596	$2,675,806

Cost of goods sold, including occupancy and distribution costs	671,091	600,168	2,090,731	1,894,063

GROSS PROFIT	253,100	238,663	831,865	781,743

Selling, general and administrative expenses	228,861	209,303	686,495	620,059
Pre-opening expenses	7,541	7,678	16,146	17,518
Merger and integration costs	3,096	—	5,975	—

INCOME FROM OPERATIONS	13,602	21,682	123,249	144,166

Interest expense, net	2,902	1,725	6,989	8,560
Gain on sale of asset	—	—	(2,356)	—

INCOME BEFORE INCOME TAXES	10,700	19,957	118,616	135,606

Provision for income taxes	3,307	7,724	49,334	53,741

NET INCOME	$7,393	$12,233	$69,282	$81,865

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.11	$0.62	$0.75
Diluted	$0.06	$0.10	$0.59	$0.71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	111,906	110,804	111,556	108,827
Diluted	116,774	118,305	116,979	116,092
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 1,	February 2,
	2008	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,646	$50,307
Accounts receivable, net	85,872	62,035
Income taxes receivable	31,521	—
Inventories, net	1,142,233	887,364
Prepaid expenses and other current assets	45,579	50,274
Deferred income taxes	18,360	19,714

Total current assets	1,365,211	1,069,694

Property and equipment, net	550,070	531,779
Construction in progress — leased facilities	1,627	23,744
Intangible assets	99,000	80,038
Goodwill	303,736	304,366
Other assets:
Deferred income taxes	25,908	6,366
Investments	1,905	3,225
Other	22,726	16,423

Total other assets	50,539	26,014

TOTAL ASSETS	$2,370,183	$2,035,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$509,214	$365,750
Accrued expenses	210,780	228,816
Deferred revenue and other liabilities	77,719	104,549
Income taxes payable	—	62,583
Current portion of other long-term debt and capital leases	219	250

Total current liabilities	797,932	761,948

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	184,827	—
Other long-term debt and capital leases	8,441	8,685
Non-cash obligations for construction in progress — leased facilities	1,627	23,744
Deferred revenue and other long-term liabilities	213,937	180,238

Total long-term liabilities	581,332	385,167

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	857	848
Class B common stock	262	263
Additional paid-in capital	450,510	416,423
Retained earnings	538,256	468,974
Accumulated other comprehensive income	1,034	2,012

Total stockholders’ equity	990,919	888,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,370,183	$2,035,635

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
NET INCOME	$7,393	$12,233	$69,282	$81,865
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on available-for-sale securities, net of tax	(575)	763	(856)	1,406
Foreign currency translation adjustment, net of tax	(114)	112	(122)	174

COMPREHENSIVE INCOME	$6,704	$13,108	$68,304	$83,445

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$315,453	$1,800	$620,550

Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$313,938	$1,800	619,035

Exchange of Class B common stock for common stock	480,200	5	(480,200)	(5)	—	—	—	—

Stock options issued for acquisition	—	—	—	—	9,117	—	—	9,117
Sale of common stock under stock plan	204,955	2	—	—	4,505	—	—	4,507

Exercise of stock options	4,769,933	47	—	—	30,212	—	—	30,259

Tax benefit on convertible note bond hedge	—	—	—	—	2,811	—	—	2,811

Net income	—	—	—	—	—	155,036	—	155,036

Stock-based compensation	—	—	—	—	29,039	—	—	29,039

Total tax benefit from exercise of stock options	—	—	—	—	38,504	—	—	38,504

Foreign currency translation adjustment, net of taxes of $87	—	—	—	—	—	—	134	134

Unrealized gain on securities available-for-sale, net of taxes of $46	—	—	—	—	—	—	78	78

BALANCE, February 2, 2008	84,837,642	$848	26,307,480	$263	$416,423	$468,974	$2,012	$888,520

Exchange of Class B common stock for common stock	83,612	1	(83,612)	(1)	—	—	—	—

Sale of common stock under stock plan	198,037	2	—	—	2,984	—	—	2,986

Exercise of stock options	605,838	6	—	—	6,970	—	—	6,976

Tax benefit on convertible note bond hedge	—	—	—	—	2,248	—	—	2,248

Net income	—	—	—	—	—	69,282	—	69,282

Stock-based compensation	—	—	—	—	20,199	—	—	20,199

Total tax benefit from exercise of stock options	—	—	—	—	1,686	—	—	1,686

Foreign currency translation adjustment, net of taxes of $75	—	—	—	—	—	—	(122)	(122)

Unrealized loss on securities available-for-sale, net of taxes of $461	—	—	—	—	—	—	(856)	(856)

BALANCE, November 1, 2008	85,725,129	$857	26,223,868	$262	$450,510	$538,256	$1,034	$990,919

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,282	$81,865
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	65,826	55,567
Deferred income taxes	(17,901)	(12,920)
Stock-based compensation	20,199	22,490
Excess tax benefit from stock-based compensation	(1,537)	(34,606)
Tax benefit from exercise of stock options	333	4,902
Tax benefit from convertible bond hedge	2,248	2,084
Gain on sale of asset	(2,356)	—
Changes in assets and liabilities:
Accounts receivable	(1,685)	(24,857)
Inventories	(254,869)	(312,379)
Prepaid expenses and other assets	(9,135)	2,875
Accounts payable	137,360	150,745
Accrued expenses	(16,045)	17,068
Income taxes payable/receivable	(91,695)	45,220
Deferred construction allowances	17,452	28,388
Deferred revenue and other liabilities	(5,303)	(8,813)

Net cash (used in) provided by operating activities	(87,826)	17,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(159,928)	(119,959)
Purchase of corporate aircraft	(25,107)	—
Proceeds from sale of corporate aircraft	27,463	—
Proceeds from sale-leaseback transactions	24,278	17,568
Payment for purchase of Golf Galaxy, net of $4,859 cash acquired	—	(222,095)

Net cash used in investing activities	(133,294)	(324,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	184,827	140,313
Payments on other long-term debt and capital leases	(273)	(140)
Construction allowance receipts	10,424	8,324
Proceeds from sale of common stock under employee stock purchase plan	2,986	2,466
Proceeds from exercise of stock options	6,976	29,568
Excess tax benefit from stock-based compensation	1,537	34,606
Increase (decrease) in bank overdraft	6,104	(4,739)

Net cash provided by financing activities	212,581	210,398

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(122)	174

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,661)	(96,285)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,307	135,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,646	$39,657

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$(22,117)	$92
Accrued property and equipment	$(7,966)	$(4,835)
Cash paid for interest	$6,511	$9,239
Cash paid for income taxes	$160,850	$10,346
Stock options issued for acquisition (net of tax benefit upon exercise)	$7,123	$9,117
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 483 stores, the majority of which are located throughout the eastern half of the United States. On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”) by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”). The unaudited Consolidated Statements of Income include the operations of Golf Galaxy and Chick’s from their dates of acquisition forward.
Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information as of November 1, 2008 and for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2008 as filed with the Securities and Exchange Commission on March 27, 2008. Operating results for the 13 and 39 weeks ended November 1, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009 or any other period.
3. Newly Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of February 3, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities only. As of November 1, 2008, the Company’s financial assets subject to SFAS No. 157 consisted of assets held by the Company in trust related to the Company’s deferred compensation plans, for which a corresponding liability exists, and the Company’s holdings of unregistered common stock of GSI Commerce Inc. (“GSI”), totaling $8.8 million and $1.9 million, respectively. The assets held in trust are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets for identical assets. The unregistered common stock is classified as having Level 3 inputs, as the pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) (the GAAP hierarchy). SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the provisions of SFAS 162 and assessing the impact, if any, it may have on our financial position and results of operations.
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
The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Based upon the purchase price allocation, the Company recorded $111.7 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$70,711
Other current assets (including cash)	19,685
Property and equipment, net	47,875
Other long term assets, excluding goodwill and other intangible assets	246
Trade name	65,749
Customer lists and other intangibles	5,659
Goodwill	111,742
Accounts payable	(33,890)
Accrued expenses	(14,063)
Other current liabilities	(10,049)
Other long-term liabilities	(29,329)

Fair value of net assets acquired, including intangibles	$234,336

The customer list is being amortized over 12 years. In addition, the trade name is an indefinite-lived intangible asset, which will not be amortized. The amortization of intangible assets is included in selling, general and administrative expenses.
On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s for approximately $69.2 million.
The acquisition of Chick’s is being accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our unaudited Consolidated Statements of Income from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The Company is in the process of obtaining an independent appraisal for certain assets, including intangibles not yet identified, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the Company has recorded $34.7 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes.
The Company acquired trademarks for $18 million during fiscal 2008 covering certain golf equipment, golf balls, golf accessories and other sporting goods and equipment. The trademarks are indefinite-lived intangible assets, which will not be amortized.
5. Golf Galaxy Integration
The Company recorded $3.1 million and $6.0 million in merger and integration costs in the accompanying unaudited Consolidated Statements of Income for the 13 and 39 weeks ended November 1, 2008, respectively. These integration costs include the expense of consolidating Golf Galaxy’s headquarters into our corporate headquarters, and primarily include severance, retention and system conversion costs. In addition, the Company recorded $2.6 million in the provision for income taxes for the 39 weeks ended November 1, 2008 reflecting the tax impact of non-deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
6. Store Closing and Relocation Reserves
On a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the Consolidated Statements of Income. The components of accrued lease termination and other costs primarily include future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter. Any changes in these assumptions are recorded in cost of goods sold, including occupancy and distribution costs on the Consolidated Statements of Income.

The following table summarizes the activity in fiscal 2008 and 2007 (in thousands):

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
Accrued store closing and relocation reserves, beginning of period	$29,840	$26,096
Expense charged to earnings	—	3,239
Cash payments	(2,121)	(4,326)
Interest accretion and other changes in assumptions	2,036	580

Accrued store closing and relocation reserves, end of period	29,755	25,589
Less: current portion of accrued store closing and relocation reserves	(7,072)	(7,849)

Long-term portion of accrued store closing and relocation reserves	$22,683	$17,740

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets.
7. Stock-Based Compensation and Employee Stock Plans
Total pre-tax stock-based compensation expense recognized for the 13 weeks ended November 1, 2008 and November 3, 2007 was $5.0 million and $7.7 million, respectively, and includes Employee Stock Purchase Plan (“ESPP”) expense of $0.4 million and $0.3 million, respectively. Total pre-tax stock-based compensation expense recognized for the 39 weeks ended November 1, 2008 and November 3, 2007 was $20.1 million and $22.5 million, respectively, and includes ESPP expense of $1.4 million and $1.1 million, respectively. The expense was recorded in selling, general and administrative expenses and merger and integration costs in the unaudited Consolidated Statements of Income. The related total tax benefit for the 13 weeks ended November 1, 2008 and November 3, 2007 was $2.0 million and $3.0 million, respectively. The related total tax benefit for the 39 weeks ended November 1, 2008 and November 3, 2007 was $8.0 million and $8.5 million, respectively.
The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes-option-pricing model with the following assumptions for awards issued during the period noted:

	Employee Stock Options		ESPP
	13 Weeks Ended		13 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
Black - Scholes Valuation Assumptions (1)	2008	2007	2008	2007
Expected life (years) (2)	5.03 - 5.26	5.29	—	—
Expected volatility (3)	35.89% - 37.85%	36.01% - 36.34%	—	—
Weighted average volatility	36.87%	36.33%	—	—
Risk-free interest rate (4)	2.90% - 3.11%	4.04% - 4.51%	—	—
Expected dividend yield	—	—	—	—

Weighted average fair values	$8.23	$13.23	$—	—

	Employee Stock Options		ESPP
	39 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
Black - Scholes Valuation Assumptions (1)	2008	2007	2008	2007
Expected life (years) (2)	5.03 - 7.00	5.29	0.50	0.50
Expected volatility (3)	35.89% - 37.85%	36.08% - 37.39%	53.93%	25.66%
Weighted average volatility	36.19%	36.96%	53.93%	25.66%
Risk-free interest rate (4)	2.61% - 3.11%	4.04% - 4.94%	2.13%	5.02%
Expected dividend yield	—	—	—	—

Weighted average fair values	$10.48	$11.43	$5.08	$6.47

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected life of the option represents the estimated period of time until exercise and is based on historical experience of the similar awards.

(3)	Beginning on the date of adoption of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), expected volatility is based on the historical volatility of the Company’s common stock since the inception of the Company’s shares being publicly traded in October 2002.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
Stock Options
The following summarizes all stock option transactions from February 2, 2008 through November 1, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value (in
	Options	Share	(Years)	thousands)
Outstanding, February 2, 2008	19,276,445	$14.66	6.35	$352,494
Granted	759,455	27.58	—	—
Exercised	(605,838)	11.49	—	—
Forfeited / Expired	(691,612)	22.53	—	—

Outstanding, November 1, 2008	18,738,450	$14.99	5.67	$6,184

Exercisable, November 1, 2008	13,944,423	$11.47	4.91	$53,686

The aggregate intrinsic value in the table above is based on the Company’s closing stock price for the last business day of the period indicated. As of November 1, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $38.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.32 years.
Restricted Stock
The following table summarizes all restricted stock transactions from February 2, 2008 through November 1, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Grant Date	Contractual Life	Intrinsic Value (in
	Shares	Fair Value	(Years)	thousands)
Nonvested, February 2, 2008	300,000	$26.01	2.03	$9,879
Granted	408,014	27.59	—	—
Vested	(150,000)	26.01	—	—
Forfeited / Expired	(183,431)	26.35	—	—

Nonvested, November 1, 2008	374,583	$27.56	2.41	$5,739

During the 39 weeks ended November 1, 2008, the Company issued 408,014 shares of restricted stock to eligible employees, which shares of common stock are subject to forfeiture until the end of an applicable vesting period, which is determined based on the employee’s continuing employment. The awards vest on the third anniversary of the date of grant. As of November 1, 2008, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock was approximately $8.8 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 2.41 years.
Effective July 18, 2008, two executives at the Company’s Golf Galaxy subsidiary stepped down from their positions. Stock options granted to these executives exercisable for up to 630,000 shares of the Company’s common stock at an exercise price of $27.30 per share and all stock options previously granted to these executives that were exercisable for Golf Galaxy common stock (converted to options exercisable for Company’s common stock as a result of the acquisition of Golf Galaxy by the Company) became fully vested upon their departure. The 150,000 shares of restricted common stock granted to these executives on February 13, 2007 that were to vest based only on the passage of time also became fully vested. The executives forfeited any rights to an additional 150,000 shares of restricted common stock granted to them on February 13, 2007 that were to vest based on the attainment of certain performance metrics. The accelerated vesting of these stock options and restricted stock net of the reversal of previously recognized compensation expense for these individuals resulted in a pre-tax charge of $0.5 million, which is recorded in merger and integration costs on the Consolidated Statements of Income.
8. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options, restricted stock and warrants. The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury stock method. The aggregate number of shares, totaling 8,776,048, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from calculations for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net income	$7,393	$12,233	$69,282	$81,865

Weighted average common shares outstanding (for basic calculation)	111,906	110,804	111,556	108,827
Dilutive effect of outstanding stock options, restricted stock and warrants	4,868	7,501	5,423	7,265

Weighted average common shares outstanding (for diluted calculation)	116,774	118,305	116,979	116,092

Net earnings per common share — basic	$0.07	$0.11	$0.62	$0.75
Net earnings per common share — diluted	$0.06	$0.10	$0.59	$0.71
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock excluded from the calculation of earnings per share for the 13 weeks ended November 1, 2008 and November 3, 2007 were 5.6 million and 4.3 million, respectively. Anti-dilutive options and restricted stock excluded from the calculation of earnings per share for the 39 weeks ended November 1, 2008 and November 3, 2007 were 5.3 million and 4.4 million, respectively.
9. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Interest expense	$2,986	$2,284	$7,167	$10,342
Interest income	84	559	178	1,782

Interest expense, net	$2,902	$1,725	$6,989	$8,560

10. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of February 4, 2007, the Company had $12.0 million of unrecognized tax benefits, of which approximately $9.1 million would affect our effective tax rate if recognized. At November 1, 2008, the Company had $7.7 million of unrecognized tax benefits, a reduction of $2.6 million from the previous quarter after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to tax expense. Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $51,000, none of which would have a material effect on the Company’s effective tax rate.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of November 1, 2008 the Company had approximately $1.4 million of accrued interest related to uncertain tax positions.
The tax years 2004 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
The provision for income taxes for the 39 weeks ended November 1, 2008 includes $2.6 million related to the tax impact of non deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
11. Commitments and Contingencies
The Company enters into licensing agreements for exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required minimum royalty payments at November 1, 2008 is as follows (in thousands):

Fiscal Year
Remainder of 2008	$2,170
2009	9,456
2010	10,790
2011	12,115
2012	14,935
Thereafter	40,644

$90,110

Also, the Company is required to pay additional royalties when the royalties that are based on the qualified purchases or retail sales (depending on the agreement) exceed the guaranteed minimum. Payments made under agreements requiring minimum guaranteed contractual amounts were $2.9 million and $0.7 million for the 13 weeks ended November 1, 2008 and November 3, 2007, respectively, and $5.9 million and $1.6 million for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively.
As of February 2, 2008, the Company also had certain naming rights and other marketing commitments extending through 2026 of $91.8 million. Payments made under these commitments were $7.2 million and $12.7 million for the 13 and 39 weeks ended November 1, 2008. Payments under these commitments are scheduled to be made as follows: remainder of 2008, $6.4 million; 2009, $19.7 million; 2010, $5.0 million; 2011, $5.0 million; 2012, $5.3 million; thereafter, $37.7 million.
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
13. Subsequent Event
On November 19, 2008, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to its Second Amended and Restated Credit Agreement, dated July 28, 2004 (as amended, the “Credit Agreement”), among the Company, certain lenders and General Electric Capital Corporation as agent. The purpose of the Eighth Amendment to the Credit Agreement was to increase the Aggregate Revolving Loan Commitment, as defined in the Credit Agreement, by $90 million, to a total of $440 million.
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the company; potential volatility in our stock price and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the availability of retail store sites on terms acceptable to us; the cost of real estate and other items related to our stores; our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular, including the potential impact of natural disasters or national and international security concerns on us or the retail environment; unauthorized disclosure of sensitive or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products and risks associated with relying on foreign sources of production; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to the sale of consumer products and children’s products; risks relating to problems with or disruption of our current management information systems; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our Credit Agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining businesses and/or assimilating acquired companies; our ability to access adequate capital; the loss of our key executives, especially Edward W. Stack, our Chairman, Chief Executive Officer and President; our ability to meet our labor needs; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; that we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; our quarterly operating results and comparable store sales may fluctuate substantially; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; our ability to repay or make the cash payments under our senior convertible notes; various risks associated with our exclusive brand offerings; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.

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
On February 13, 2007, Dick’s acquired Golf Galaxy, which became a wholly-owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. On November 30, 2007, Dick’s acquired all of the outstanding stock of Chick’s, which also became a wholly-owned subsidiary of Dick’s. Due to these acquisitions, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk and costs associated with combining businesses and/or with assimilating acquired companies (including our ability to estimate future integration costs related to the integration of the operations and achieving expected future cost savings from the integration).
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
On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company completed its acquisition of Chick’s. The unaudited Consolidated Statements of Income for fiscal 2007 include the results of Golf Galaxy and Chick’s from their respective dates of acquisition forward.
As of November 1, 2008 we operated 384 Dick’s Sporting Goods stores, 85 Golf Galaxy stores and 14 Chick’s stores, with approximately 23.5 million square feet, in 41 states, the majority of which are located throughout the eastern half of the United States.
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
We believe that the U.S economy is facing very challenging times, and that general economic conditions could deteriorate further. We believe these conditions have had, and will continue to have, an adverse impact on spending by the customers we serve. Because of these challenges, we continue to review and adjust our business activities to address the changing economic environment and, as a result we believe we are prudently growing our business, carefully managing inventory and liquidity and enforcing expense controls. Due to the uncertainty in the overall economic environment and the unpredictability of consumer behavior, it is very difficult for us to predict how our business may perform in the future. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. In addition, because macro-economic factors can impact charges we are required to take relating to asset impairments, these events could lead to impairment charges.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, the Company considers its policies on inventory valuation, vendor allowances, goodwill, intangible assets and impairment of long-lived assets, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended November 1, 2008.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter ended November 1, 2008 decreased to $7.4 million and earnings per diluted share decreased to $0.06, as compared to net income of $12.2 million, or $0.10 per diluted share for the 13 weeks ended November 3, 2007. Net income for the 13 weeks ended November 1, 2008 includes $1.9 million of merger and integration costs, net of tax.
Net sales for the current quarter increased 10% to $924.2 million, due primarily to new store sales, which include Chick’s Sporting Goods in fiscal 2008, partially offset by a comparable store sales decrease of 2.8%. Golf Galaxy was included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
As a percentage of net sales, gross profit decreased 106 basis points to 27.39% for the quarter, due primarily to higher occupancy expense caused by deleverage related to the comparable store sales decline in the current quarter and higher freight and distribution costs related to the start up of a new distribution center in Atlanta, Georgia during the second quarter, partially offset by merchandise margin improvements.
We ended the third quarter with $184.8 million of outstanding borrowings on our Credit Agreement. There were no outstanding borrowings as of February 2, 2008.
The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended				39 Weeks Ended
	November 1, 2008				November 3, 2007
	Dick’s Sporting				Dick’s Sporting
	Goods	Golf Galaxy	Chick’s	Total	Goods	Golf Galaxy	Total
Beginning stores	340	79	15	434	294	65	359
Q1 New	8	4	—	12	15	10	25
Q2 New	9	1	—	10	6	2	8
Q3 New	26	1	—	27	25	—	25
Q3 Converted	1	—	(1)	—	—	—	—

Ending stores	384	85	14	483	340	77	417

Relocated stores	1	—	—	1	1	—	1

The following table presents, for the periods indicated, items in the unaudited Consolidated Statements of Income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	November 1,	November 3,	from Prior Year
	2008 (1)	2007 (1)	2007-2008 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	72.61	71.55	106

Gross profit	27.39	28.45	(106)
Selling, general and administrative expenses (4)	24.76	24.95	(19)
Pre-opening expenses (5)	0.82	0.92	(10)
Merger and integration costs (6)	0.33	—	33

Income from operations	1.47	2.58	(111)
Interest expense, net (8)	0.31	0.21	10

Income before income taxes	1.16	2.38	(122)
Provision for income taxes	0.36	0.92	(56)

Net income	0.80%	1.46%	(66)

Other Data:
Comparable store net sales decrease (9)	-2.8%	-2.5%
Number of stores at end of period (10)	483	417
Total square feet at end of period (10)	23,531	20,287

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	November 1,	November 3,	from Prior Year
	2008 (1)	2007 (1)	2007-2008 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.54	70.78	76

Gross profit	28.46	29.22	(76)
Selling, general and administrative expenses (4)	23.49	23.17	32
Pre-opening expenses (5)	0.55	0.65	(10)
Merger and integration costs (6)	0.20	—	20

Income from operations	4.22	5.39	(117)
Gain on sale of asset (7)	(0.08)	—	(8)
Interest expense, net (8)	0.24	0.32	(8)

Income before income taxes	4.06	5.07	(101)
Provision for income taxes	1.69	2.01	(32)

Net income	2.37%	3.06%	(69)

Other Data:
Comparable store net sales (decrease) increase (9)	-3.7%	2.3%
Number of stores at end of period (10)	483	417
Total square feet at end of period (10)	23,531	20,287

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited Consolidated Statements of Income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation and amortization, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(6)	Merger and integration costs primarily include severance, retention and system conversion costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.

(7)	Gain on sale of asset resulted from the Company exercising a buy out option on an aircraft lease and subsequently selling the aircraft.

(8)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(9)	A store is considered for inclusion in the measurement of comparable store sales beginning in the store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

(10)	The store count and footage amounts include Golf Galaxy for fiscal 2008 and 2007 and Chick’s for fiscal 2008.
13 Weeks Ended November 1, 2008 Compared to the 13 Weeks Ended November 3, 2007
Net Income
Net income for the current quarter decreased to $7.4 million and earnings per diluted share decreased to $0.06, as compared to net income of $12.2 million, or $0.10 per diluted share for the 13 weeks ended November 3, 2007. The decrease was primarily due to an increase in selling, general and administrative expenses and merger and integration costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.
Net Sales
Net sales for the quarter increased 10% to $924.2 million, due primarily to the opening of new stores, which include Chick’s Sporting Goods in fiscal 2008, partially offset by a comparable store sales decrease of 2.8%. Golf Galaxy is included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
The decrease in comparable store sales is mostly attributable to sales decreases in exercise, casual footwear, kids athletic footwear (which was affected by the Company’s decision to exit the Heely’s wheeled shoe business in 2007) and golf equipment and accessories. These sales decreases were partially offset by increases in athletic footwear (excluding Heely’s), lodge outdoor categories and outerwear and outerwear accessories that benefited from colder weather.
Income from Operations
Income from operations decreased to $13.6 million for the quarter from $21.7 million for the 13 weeks ended November 3, 2007. The decrease was primarily due to a $19.6 million increase in selling, general and administrative expenses and $3.1 million of merger and integration costs incurred in consolidating Golf Galaxy’s headquarters into our corporate headquarters, partially offset by a $14.4 million increase in gross profit.
Gross profit increased 6% to $253.1 million for the quarter from $238.7 million for the 13 weeks ended November 3, 2007. As a percentage of sales, gross profit decreased 106 basis points in the current quarter. The 106 basis point decrease in gross profit is due primarily to a 106 basis point increase in occupancy expenses caused by the deleverage related to the comparable store sales decline in the current quarter. Freight and distribution costs increased 4 basis points due to the opening of a new distribution center in Atlanta, Georgia in the second quarter, partially offset by initiatives to improve freight efficiencies. These gross profit decreases were partially offset by merchandise margin improvements across several of the Company’s product categories (13 basis points).
Selling, general and administrative expenses increased 9% to $228.9 million for the current quarter from $209.3 million for the 13 weeks ended November 3, 2007. As a percentage of sales, selling, general and administrative expenses decreased 19 basis points in the current quarter. The 19 basis point decrease is due primarily to decreases in advertising costs (55 basis points) and administrative costs, including payroll (27 basis points) as the Company took steps to reduce costs during a declining comparable sales environment. These selling, general and administrative expense decreases were partially offset by a 56 basis point increase in store payroll and other store costs that deleveraged as a result of the comparable store sales decrease.
Pre-opening expenses decreased to $7.5 million for the quarter from $7.7 million for the 13 weeks ended November 3, 2007. Pre-opening expense is impacted by the timing of new stores which open in preceding and subsequent quarters.
Interest Expense, net
Interest expense, net, was $2.9 million for the quarter as compared to $1.7 million for the 13 weeks ended November 3, 2007. The Company recognizes interest income or interest expense to reflect changes in the investment value of assets held in its deferred compensation plans. The Company recognized higher interest expense totaling $0.9 million in the current quarter compared to the 13 weeks ended November 3, 2007 due to overall stock market value declines which impacted the deferred compensation plan investment values. This was partially offset by lower interest expense related to the Company’s Credit Agreement. The Company’s average borrowings outstanding on our Credit Agreement were $46.0 million for both the 13 weeks ended November 1, 2008 and the 13 weeks ended November 3, 2007. The average interest rate on the Credit Agreement decreased by 171 basis points compared to last year, primarily reflecting the decrease in LIBOR rates in the current quarter compared to last year.
Income Taxes
The Company’s effective tax rate was 30.9% for the 13 weeks ended November 1, 2008 as compared to 38.7% for the same period last year. The current quarter’s effective tax rate is impacted by the favorable resolution of state income tax audits that were previously reserved as uncertain tax positions.
39 Weeks Ended November 1, 2008 Compared to the 39 Weeks Ended November 3, 2007
Net Income
Net income decreased to $69.3 million and earnings per diluted share decreased to $0.59, as compared to net income of $81.9 million, or $0.71 per diluted share for the 39 weeks ended November 3, 2007. The decrease was primarily due to an increase in selling, general and administrative expenses and merger and integration costs incurred in consolidating Golf Galaxy’s headquarters into our corporate headquarters, partially offset by an increase in net sales and gross profit.
Net Sales
Net sales increased 9% to $2,922.6 million, due primarily to new store sales, which include Chick’s Sporting Goods in fiscal 2008, partially offset by a comparable store sales decrease of 3.7%. Golf Galaxy was included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
The decrease in comparable store sales is mostly attributable to sales decreases in exercise, casual footwear, kids athletic footwear (which was affected by the Company’s decision to exit the Heely’s wheeled shoe business in 2007) and golf equipment and accessories. These sales decreases were partially offset by increases in athletic footwear, baseball and outerwear and outerwear accessories that benefited from colder weather.
Income from Operations
Income from operations decreased to $123.2 million from $144.2 million for the 39 weeks ended November 3, 2007. The decrease was primarily due to a $66.4 million increase in selling, general and administrative expenses and $6.0 million of merger and integration costs incurred in consolidating Golf Galaxy’s headquarters into our corporate headquarters, partially offset by a $50.1 million increase in gross profit.

Gross profit increased 6% to $831.9 million for the quarter from $781.7 million for the 39 weeks ended November 3, 2007. As a percentage of sales, gross profit decreased 76 basis points in the current year to date period. The 76 basis point decrease is due primarily to a 111 basis point increase in occupancy expenses caused by the deleverage related to the comparable store sales decline for the 39 weeks ended November 1, 2008. These gross profit decreases were partially offset by merchandise margin improvements across several of the Company’s product categories (30 basis points) and a decrease in freight and distribution costs (3 basis points) as initiatives to improve fright efficiencies more than offset costs related to the opening of a new distribution center in Atlanta, Georgia in the second quarter.
Selling, general and administrative expenses increased 11% to $686.5 million from $620.1 million for the 39 weeks ended November 3, 2007. The 32 basis point increase is due primarily to a 70 basis point increase in store payroll costs that deleveraged as a result of the comparable store sales decrease partially offset by lower advertising expenses as the Company took steps to reduce costs during a declining comparable sales environment.
Pre-opening expenses decreased to $16.1 million from $17.5 million for the 39 weeks ended November 3, 2007. Pre-opening expense is affected by the timing of new stores which open in preceding and subsequent quarters.
Gain on Sale of Asset
The Company exercised its early buy out rights on an aircraft lease during the first quarter of fiscal 2008. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.
Interest Expense, net
Interest expense, net, was $7.0 million as compared to $8.6 million for the 39 weeks ended November 3, 2007. The Company’s average borrowings outstanding on our Credit Agreement decreased to $64.1 million from $97.8 million for the 39 weeks ended November 3, 2007, primarily due to borrowings made in fiscal 2007 to fund the acquisition of Golf Galaxy. The average interest rate on the Credit Agreement decreased by 287 basis points compared to last year, primarily reflecting the decrease in LIBOR rates in the current quarter compared to last year as well as the reduction in applicable Credit Agreement interest rates charged to the Company that were amended in July 2007.
Income Taxes
The Company’s effective tax rate was 41.6% for the 39 weeks ended November 1, 2008 as compared to 39.6% for the same period last year. This year’s effective tax rate is impacted by non deductible executive separation costs that increased income tax expense by $2.6 million partially offset by the favorable resolution of state income tax audits that were previously reserved as uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for inventory, capital improvements, and pre-opening expenses to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
Net cash (used in) provided by operating activities	$(87,826)	$17,629
Net cash used in investing activities	(133,294)	(324,486)
Net cash provided by financing activities	212,581	210,398
Effect of exchange rate changes on cash	(122)	174

Net decrease in cash and cash equivalents	$(8,661)	$(96,285)

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
Cash used in operating activities for the 39 weeks ended November 1, 2008 totaled $87.8 million. The increase in inventory during the period used $254.9 million while the seasonal increase in accounts payable provided $137.4 million. The decrease in income taxes payable, due to the timing of payments and a higher federal extension payment, used $91.7 million. The $10.9 million decrease in the cash provided by deferred construction allowances is impacted by the number of stores with landlord allowances and the timing of the receipt of the allowances. Net income for the 39 weeks ended November 1, 2008 provided $69.3 million, and the non-cash charge for depreciation and amortization totaled $65.8 million.
The annual cash flow from operating the Company’s stores is a significant source of liquidity, and will continue to be used in 2008 primarily to purchase inventory, make capital improvements and open new stores. All of the Company’s revenues are realized at the point-of-sale in the stores.
Investing Activities
Cash used in investing activities for the 39 weeks ended November 1, 2008 decreased by $191.2 million to $133.3 million as the 39 weeks ended November 3, 2007 reflected payments of $222.1 million, net of $4.9 million cash acquired relating to the purchase of Golf Galaxy. The Company’s gross capital expenditures used $159.9 million during the 39 weeks ended November 1, 2008. We use cash in investing activities to build new stores and remodel or relocate existing stores. Net cash used in investing activities also includes purchases of information technology assets and expenditures for distribution facilities and corporate headquarters.
We opened 49 stores during the 39 weeks ended November 1, 2008 as compared to opening 58 stores during the 39 weeks ended November 3, 2007. Sale-leaseback transactions covering store fixtures, buildings, distribution equipment and information technology assets also have the effect of returning to the Company, cash which was previously invested in these assets. The Company received $24.3 million of proceeds for these transactions during the 39 weeks ended November 1, 2008.
Cash requirements in 2008, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new stores, enhanced information technology and improved distribution infrastructure. The Company plans to open 43 new Dick’s stores, ten new Golf Galaxy stores, relocate one Dick’s store and convert one Chick’s store to a Dick’s store in 2008. The Company also presently anticipates incurring additional expenditures for remodeling existing stores. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $125 million in 2008, including Golf Galaxy and Chick’s capital expenditure requirements.
Financing Activities
Cash provided by financing activities for the 39 weeks ended November 1, 2008 totaled $212.6 million primarily reflecting net borrowings under the Credit Agreement of $184.8 million and the receipt of $10.4 million of construction allowances prior to the completion of the sale-leaseback transactions for stores where the Company is deemed to be the owner during the construction period. Financing activities also consisted of proceeds from transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $184.8 million as of November 1, 2008. There were no outstanding borrowings under the Credit Agreement as of February 2, 2008. Total remaining borrowing capacity, after subtracting letters of credit as of November 1, 2008 and February 2, 2008, was $148.3 million and $333.2 million, respectively.

The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire certain non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of November 1, 2008, the Company was in compliance with the terms of the Credit Agreement.
On November 19, 2008, the Company amended the Credit Agreement among the Company, certain lenders and General Electric Capital Corporation as agent. The purpose of the amendment was to increase the Aggregate Revolving Loan Commitment by $90 million, to a total of $440 million.
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2008. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
In February 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“notes”). The notes bear interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009. After February 18, 2009, the notes do not pay cash interest, but the initial principal amount of the notes will accrete daily at an original issue discount rate of 2.625% per year, until maturity on February 18, 2024, when a holder will receive $1,000 per note. The conversion threshold trigger price set forth in the notes and accompanying indenture, which permit the notes to be converted by the holders in the event the Company’s stock price exceeds $23.59 per share, has been met, and as such the notes are currently eligible and will remain eligible for conversion for so long as they remain outstanding.
The note holders have the right to elect to put the notes to the Company on February 18, 2009 at $676.25 per $1,000 face amount. The note holders must deliver written notice of their intent to put the notes to the Company at any time from the opening of business on the date that is 20 business days prior to February 18, 2009 until the close of business on February 17, 2009.
The notes will mature on February 18, 2024, unless earlier converted, put or redeemed. The Company may redeem the notes at any time on or after February 18, 2009, at its option, at a redemption price equal to the sum of the issue price, accreted original issue discount and any accrued cash interest, if any.
The Company believes that it has adequate availability under its Credit Agreement in the event the note holders elect to convert the notes or put the notes to the Company or if the Company redeems the notes as described above.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of November 1, 2008 primarily relate to operating lease obligations, letters of credit and future minimum guaranteed contractual payments. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles.
OUTLOOK
The Company’s current outlook for 2008 is based on current expectations and includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes that comments reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.
Considering current business trends, the uncertainty in the overall economic environment and the unpredictability of consumer behavior approaching the holiday season, the Company lowered its guidance for the year and the fourth quarter.

Full Year 2008 Comparisons to Fiscal 2007
•	Based on an estimated 117 million diluted shares outstanding, the Company currently anticipates reporting consolidated earnings per diluted share of approximately $1.13 - 1.20, excluding costs from the Golf Galaxy integration. The Company anticipates reporting earnings per diluted share of approximately $1.06 - 1.13, including the integration costs. Earnings per diluted share for the full year 2007 were $1.33.

•	Comparable store sales, which include Dick’s Sporting Goods stores only, are expected to decrease approximately 5 to 4%. The comparable store sales calculation for the full year excludes the Golf Galaxy and Chick’s Sporting Goods stores.

•	The Company has opened 43 new Dick’s Sporting Goods stores, relocated one Dick’s Sporting Goods store and converted one Chick’s Sporting Goods store to a Dick’s Sporting Goods store, completing the new store program for Dick’s Sporting Goods stores in 2008. The Company expects to open ten new Golf Galaxy stores in 2008.
Fourth Quarter 2008
•	Based on an estimated 117 million diluted shares outstanding, the Company anticipates reporting consolidated earnings per diluted share of approximately $0.49 - 0.56, excluding costs from the Golf Galaxy integration. The Company anticipates reporting earnings per diluted share of approximately $0.47 - 0.54, including the Golf Galaxy integration costs. Earnings per diluted share for the fourth quarter of 2007 were $0.62.
•	Comparable store sales are expected to decrease approximately 10 to 6%, which compares to a 3.4% increase in the fourth quarter last year, as adjusted for the shifted retail calendar. The comparable store sales calculation for the fourth quarter includes Golf Galaxy stores and excludes the Chick’s Sporting Goods stores.

•	The Company expects to open four new Golf Galaxy Stores
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended February 2, 2008. However, the Company could be exposed to credit risk in the event of nonperformance by counterparties under its credit agreement and the nonperformance of the counterparty to our convertible bond hedge which we entered into in connection with our 2004 convertible notes. The creditworthiness of these counterparties is subject to continuing review. Currently, there is tremendous uncertainty in the financial and capital markets. The uncertainty in the market brings additional potential risks to the Company, including higher costs of credit, potential counterparty defaults, and potential commercial bank failures. We have received no indication that any such events will occur that would negatively impact the counterparties in our current credit agreement or the bond hedge; however, the possibility does exist.
ITEM 4. CONTROLS AND PROCEDURES
During the third quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report (November 1, 2008).
On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s. The Company is currently integrating the processes, systems and controls relating to Chick’s into the Company’s existing system of internal controls and procedures. As a result, the Company’s internal controls over financial reporting and the scope of management and the Company’s assessment of the effectiveness of the Company’s disclosure controls and procedures for the end of the period covered by this report included all of the Company’s business except for Chick’s, which represented approximately 2% of total assets and 3% of total revenues as of and for the 39 weeks ended November 1, 2008.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in two cases which make claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In the Barrus case, the parties and the Court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007 and November 2008. The parties to the Barrus case have continued to work through a mediator’s office and independently in an effort to determine whether the matter can be resolved through settlement. If settlement does not occur, litigation will resume. In the Parks case, the parties reached an agreement in principle to settle the case on a class-wide basis, subject to execution of formal settlement documents and Court approval of the proposed settlement.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008 as filed with the Securities and Exchange Commission on March 27, 2008, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.
Economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance
Our operating results are impacted by the relative condition of the U.S. economy. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, we may experience difficulties in operating and growing our operations to react to economic pressures in the U.S.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 27 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 26, 2008 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer, President and Director

By:	/s/ TIMOTHY E. KULLMAN

Timothy E. Kullman
Executive Vice President, Finance, Administration and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Eighth Amendment to the Second Amended and Restated Credit Agreement, dated November 19, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 19, 2008

10.2	Agreement and General Release by and among the Company and Randall K. Zanatta dated June 26, 2008	Filed herewith

31.1	Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of November 26, 2008 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President, Finance, Administration and Chief Financial Officer, dated as of November 26, 2008 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman, Chief Executive Officer and President, dated as of November 26, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President, Finance, Administration and Chief Financial Officer, dated as of November 26, 2008 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith