Form 10-K
period 2009-01-31
DICKS SPORTING GOODS INC
filed 2009-03-20
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
Commission File No.001-31463

DICK’S SPORTING GOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1241537 (I.R.S. Employer Identification No.)

300 Industry Drive, RIDC Park West, Pittsburgh, Pennsylvania (Address of principal executive offices)	15275 (Zip Code)
(724) 273-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of Each Exchange on which Registered The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,494,022,752 as of August 2, 2008 based upon the closing price of the registrant’s common stock on the New York Stock Exchange reported for August 2, 2008.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 17, 2009 was 87,103,409 and 25,251,554, respectively.
Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2009 (the “2009 Proxy Statement”).

Forward-Looking Statements
     We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private label business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and includes statements about revenues, earnings, spending, margins, costs, liquidity, store openings and operations, inventory, private label products, our actions, plans or strategies.
     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the current economic and financial downturn may cause a continued decline in consumer spending; changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our quarterly operating results and comparable store sales may fluctuate substantially; potential volatility in our stock price; our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; unauthorized disclosure of sensitive or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products and risks associated with relying on foreign sources of production; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to the sale of consumer products; risks relating to e-commerce; risks relating to problems with or disruption of our current management information systems; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining business and/or assimilating acquired companies; our ability to meet our labor needs; we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; various risks associated with our exclusive brand offerings; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; impairment in the carrying value of goodwill or other acquired intangibles; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
     On February 13, 2007, Dick’s Sporting Goods, Inc. (“Dick’s”) acquired Golf Galaxy, Inc. (“Golf Galaxy”), which became a wholly-owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. On November 30, 2007, Dick’s acquired all of the outstanding stock of Chick’s Sporting Goods, Inc.

(“Chick’s”), which also became a wholly-owned subsidiary of Dick’s. Due to these acquisitions, additional risks and uncertainties arise that could affect our financial performance and actual results and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risk and costs associated with combining businesses and/or with assimilating acquired companies (including our ability to estimate future integration costs related to the integration of the operations and achieving expected future costs savings from the integration).
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
     Dick’s, Dick’s Sporting Goods, DicksSportingGoods.com, Galyan’s Trading Company, Inc., Golf Galaxy, Chick’s Sporting Goods, Northeast Outfitters, PowerBolt, Fitness Gear, Ativa, Maxfli, Walter Hagen, DBX, Acuity, Field & Stream (footwear only), Tailgate Gear and Quest are our primary trademarks. Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder.
     As of January 31, 2009, the Company operated 384 Dick’s Sporting Goods stores in 39 states, 89 Golf Galaxy stores in 31 states and 14 Chick’s Sporting Goods stores in California.
Business Acquisitions
     On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly-owned subsidiary with and into Golf Galaxy for $227.0 million, with each Golf Galaxy shareholder receiving $18.82 per share in cash, without interest, and Golf Galaxy became a wholly-owned subsidiary of the Company. The acquisition was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our revolving line of credit. On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s for $69.2 million.
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
     Broad Assortment of Brand Name Merchandise. We carry a wide variety of well-known brands, including Nike, North Face, Columbia, adidas, TaylorMade, Callaway and Under Armour, as well as private label products sold under names such as Ativa, Maxfli, Tailgate Gear and Walter Hagen and private brand products, such as our exclusive lines of Nike ACG, Slazenger, Umbro, Reebok, Field & Stream and adidas baseball merchandise, which are available only in our stores. The breadth of our product selections in each category of sporting goods offers our customers a wide range of price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast.
     Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) and Ladies Professional Golf Association (“LPGA”) working in our stores, and as of January 31, 2009 employed 444 PGA and LPGA professionals in our Dick’s golf departments and our Golf Galaxy stores. We also have 511 bike mechanics to sell and service bicycles and 359 certified fitness trainers who provide advice on the best fitness equipment for our customers. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.
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
     Our Golf Galaxy stores are designed to deliver our “Everything for the Game” strategy and create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added PGA and LPGA services. Interactive areas, such as an artificial bent grass putting green and golf simulators, add to the entertainment value of the shopping experience. Our store design and equipment displays encourage customers to test our products before making a purchase decision. Our highly visible service areas reinforce the expertise available from our staff.
     Exclusive Brand Offerings. We offer our customers high-quality products at competitive prices marketed under exclusive styles and brands. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast for sale under brands such as Ativa, Acuity, Walter Hagen, Maxfli, Northeast Outfitters, PowerBolt, Fitness Gear, DBX, Field & Stream, Tailgate Gear, Quest, Nike ACG, Slazenger, Reebok, adidas baseball merchandise and Umbro. Many of our products incorporate technical features such as GORE-TEX® fabric which is waterproof and breathable, and COOLMAX® fabric, which wicks moisture away from the skin to the fabric where the moisture evaporates faster, that are typically available only through well-known brand names. By using these exclusive styles and brands, we offer value products to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable products.
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
     The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

	Fiscal Year
Merchandise Category	2008	2007	2006
Apparel	30%	28%	26%
Footwear	16%	17%	17%
Hardlines (1)	54%	55%	57%

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.
     Apparel: This category consists of athletic apparel, outerwear and sportswear designed for a broad range of activities and performance levels as well as apparel designed and fabricated for specific sports in men’s, women’s and children’s assortments. Technical and performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, swimming, cycling and licensed products. Basic sportswear includes T-shirts, shorts, sweats and warm-ups.
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
     Golf. The Pro Shop, a golf shop with a putting green and indoor driving range, includes a complete assortment of golf clubs and club sets, bags, balls, shoes, teaching aids and accessories. We carry a full range of products featuring major golf suppliers such as TaylorMade, Callaway, Titleist, Cleveland and Nike Golf as well as our exclusive brands, Walter Hagen, Maxfli, Slazenger and Acuity.
     Cycling. Our Cycle Shop, which is designed to sell and service bicycles, complete with a mechanics’ work area, features a broad selection of BMX, all-terrain, freestyle and touring bicycles, scooters and skateboards. In addition, we also offer a full range of cycling accessories including helmets, bicycle carrier racks, gloves, water bottles and repair and maintenance parts.

Our Stores
     Each of our Dick’s stores typically contains five specialty stores. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy stores are designed to deliver our “Everything for the Game” strategy and create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added PGA and LPGA services.
     Store Design. We design our Dick’s stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. We also have another prototype two-level store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it. Our Golf Galaxy store model is based on a prototype store, which generally ranges from 13,000 to 18,000 selling square feet. The following table summarizes store openings and closings for 2008 and 2007:

	Fiscal 2008				Fiscal 2007
			Chick’s Sporting				Chick’s Sporting
	Dick’s	Golf Galaxy	Goods	Total	Dick’s	Golf Galaxy	Goods	Total
Beginning stores	340	79	15	434	294	65	15	374
New:
50,000 Sq. Ft. prototype	34	—	—	34	43	—	—	43
Two-level stores	9	—	—	9	3	—	—	3
Chick’s conversion stores	1	—	(1)	—	—	—	—	—
Golf Galaxy stores	—	10	—	10	—	16	—	16

Total new stores	44	10	(1)	53	46	16	—	62
Closed	—	—	—	—	—	(2)	—	(2)

Ending stores	384	89	14	487	340	79	15	434

Relocated stores	1	—	—	1	1	—	—	1

     In most of our Dick’s stores, approximately 82% of store space is used for selling and approximately 18% is used for backroom storage of merchandise, receiving area and office space.
     We seek to encourage cross-selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving which enable customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.
     Our Dick’s stores are typically open seven days a week, generally from 9:30 a.m. to 9:00 p.m. Monday through Thursday, 9:00 a.m. to 9:30 p.m. Friday and Saturday and 10:00 a.m. to 7:00 p.m. on Sunday. Our Golf Galaxy stores are typically open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Friday, 9:00 a.m. to 8:00 p.m. on Saturday and 10:00 a.m. to 6:00 p.m. on Sunday.
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

     Store Associates. We strive to complement our merchandise selection and innovative store design with superior customer service. We actively recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable about the products they sell. For example, Dick’s currently employs PGA and LPGA golf professionals to work in our golf departments and Golf Galaxy stores, bike mechanics to sell and service bicycles and certified fitness trainers to provide advice on the best fitness equipment for the individual. We believe that our associates’ enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.
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
     We typically staff our Dick’s stores with a store manager, two sales managers, a sales support manager, seven sales leaders, and approximately 50 full-time and part-time sales associates for a single-level store and proportionately more supervisory roles and associates for a two-level store, depending on store volume and time of year. The operations of each store are supervised by one of 40 district managers, each of whom reports to one of five regional vice-presidents of store operations who are located in the field. The vice president of field operations reports directly to the senior vice president of operations.
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
     Site Selection and Store Locations. We select geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. In addition to these demographics, golf participation rates are considered in selecting sites for our Golf Galaxy stores. We seek to locate our Dick’s stores in primary retail centers with an emphasis on co-tenants including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Barnes & Noble, Best Buy, Lowe’s or Staples.
     We seek to balance our expansion of Dick’s stores between new and existing markets. In our existing markets, we add stores as necessary to cover appropriate market areas. By clustering stores, we seek to take advantage of economies of scale in advertising, promotion, distribution and supervisory costs. We seek to locate stores within separate trade areas within each metropolitan area, in order to establish long-term market penetration. We generally seek to expand in geographically contiguous areas to build on our experience in the same or nearby regions. We believe that local knowledge is an important part of success. In considering new regions, we locate our stores in areas we believe are underserved. In addition to larger metropolitan areas, we also target smaller population centers in which we locate single stores, generally in regional shopping centers with a wide regional draw.

Marketing and Advertising
     Our marketing program for Dick’s stores is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. Our advertising strategy is focused on national television and other national media campaigns, weekly newspaper advertising utilizing multi-page, color inserts and standard run of press advertising, with emphasis on key shopping periods, such as the Christmas season, Father’s Day, and back-to-school, and on specific sales and promotional events, including our annual Golf-a-thon sale.
     We cluster stores in major markets to enable us to employ our advertising strategy on a cost-effective basis through the use of newspaper, local and national television and radio advertising. We advertise in major metropolitan newspapers as well as in regional newspapers circulated in areas surrounding our store locations. Our newspaper advertising typically consists of weekly promotional advertisements with full-color inserts. Our television advertising is generally concentrated during a promotional event or key shopping period. At other times, we advertise on television and radio nationally to highlight seasonal sports initiatives. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Vendor payments under cooperative advertising arrangements with us, as well as vendor participation in sponsoring sporting events and programs, have contributed to our advertising leverage.
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
     Our Dick’s Sporting Goods “ScoreCard® Rewards” loyalty program is a free program that allows shoppers to earn rewards while shopping our stores. Once registered, a member earns points for shopping and will be awarded a $10 reward certificate for every 300 points they earn. Program members also receive exclusive deals, new product alerts and insider access via our direct marketing programs. Customers receive direct marketing programs based upon their sports preferences and past purchase history. Game On is our special member-only magazine sent to our most loyal shoppers at the beginning of each season.
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
     The Dick’s stores are supported by a merchandise planning and allocation system that optimizes the distribution of most products to the stores through a combination of historical sales data and forecasted data at an individual store and item level. We believe this minimizes markdowns taken on merchandise and improves sales on these products. Our distribution centers utilize a suite of products from Manhattan Associates which are fully integrated with our JDA systems. Our Dick’s store operations personnel in every location have online access to product signage, advertising information and e-mail through our wide area network. PeopleSoft software is used for Payroll, Human Resource Management and Financial Systems. We completed the conversion of our Golf Galaxy stores to the same information systems used by our Dick’s stores in January 2009.

Purchasing and Distribution
     In addition to merchandise procurement, our buying staff is also responsible for determining initial pricing and product marketing plans and working with our allocation and replenishment groups to establish stock levels and product mix. Our buying staff also has frequent communications with our store operations personnel to monitor shifts in consumer tastes and market trends.
     Our planning, replenishment, allocation, and merchandise control groups are responsible for merchandise allocation, inventory control and automatic replenishment systems. These groups act as the central processing intermediary between our buying staff and our stores. These groups also coordinate the inventory levels necessary for each advertising promotion with our buying staff and our advertising department, tracking the effectiveness of each advertisement to allow our buying staff and our advertising department to determine the relative success of each promotional program. In addition, these groups’ other duties include implementation of price changes, creation of vendor purchase orders and determination of the adequate amount of inventory for each store.
     We purchase merchandise from approximately 1,400 vendors, and we have no long-term purchase commitments. During fiscal 2008, Nike, our largest vendor, represented approximately 12% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2008 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.
     We operate three regional distribution centers: a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. The Atlanta distribution center opened in July 2008. Vendors directly ship merchandise, including price tickets, to these distribution centers, where it is processed as necessary. The merchandise arriving at our distribution centers is allocated directly to our stores, to temporary storage at our distribution centers, or to both locations.
     We plan to close a 75,000 square foot return center in Conklin, New York in March 2009. Beginning in April 2009, our Smithton distribution center will assume responsibility from Conklin to efficiently consolidate damaged or defective merchandise from our stores that is being returned to vendors.
     We have contracted with a dedicated fleet for the delivery of merchandise from our Smithton and Atlanta distribution centers to our stores within a 300-mile and 200-mile radius, respectively. We have contracted with common carriers to deliver merchandise from our Plainfield distribution center to our stores as well as any store outside of the delivery radius for Smithton and Atlanta.
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
Employees
     As of January 31, 2009, we had a total of approximately 11,200 full-time and approximately 16,400 part-time associates. Due to the seasonal nature of our business, total employment will fluctuate during the year and typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.
Proprietary Rights
     Each of “Dick’s”, “Dick’s Sporting Goods”, “DicksSportingGoods.com”, “Golf Galaxy”, “Chick’s Sporting Goods”, “Walter Hagen”, “Maxfli”, “Northeast Outfitters”, “PowerBolt”, “Fitness Gear”, “Ativa”, “Acuity”, “Tailgate Gear”, “DBX”, “Field & Stream” (footwear only) and “Quest” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “Nike ACG”, “adidas” (baseball only), “Field & Stream” (camping, hunting and fishing), “Slazenger” and “Umbro” for specified product categories. The earliest that any of our licenses for these private label products expire, including extensions, is 2016. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of products covered by the license and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”
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

Executive Officers of the Company
     The current executive officers of the Company, and their prior business experience, are as follows:
     Edward W. Stack, 54, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Edward Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
     Joseph H. Schmidt, 49, became our President and Chief Operating Officer in February 2009. In 2008, Mr. Schmidt served as Executive Vice President and Chief Operating Officer responsible for all aspects of Store Operations, Real Estate & Development, Distribution and Transportation. Previously, Mr. Schmidt was our Executive Vice President — Operations, and before that Senior Vice President — Store Operations, a position he held beginning in 2005. Mr. Schmidt was Vice President — Store Operations beginning in 2001. Mr. Schmidt joined us in 1990 and has held various positions in store operations. From 1981 to 1990, he held various positions in store operations for Ames Department Stores, Inc.
     Timothy E. Kullman, 53, joined Dick’s Sporting Goods as Senior Vice President and Chief Financial Officer in April 2007 and was promoted to Executive Vice President — Finance, Administration and Chief Financial Officer in February 2008. Prior to joining Dick’s, Mr. Kullman served as Chief Financial Officer of PetSmart, a specialty pet retailer listed on NASDAQ, since July 2002. Before joining PetSmart, Mr. Kullman was Executive Vice President and CFO for Hagemeyer North America Holdings, Inc., a wholly-owned division of a global distribution company based in the Netherlands and spent three years at Genuardi’s Family Markets. Prior to that, he was Senior Vice President, CFO, Secretary and Treasurer for Delchamps, Inc., a major grocery chain in the southeastern United States. Mr. Kullman also held senior financial positions with Farm Fresh Inc., Blue Cross Blue Shield of Michigan and Deloitte, Haskins & Sells.
     Gwendolyn K. Manto, 54, joined us in January 2006 as our Executive Vice President and Chief Merchandising Officer. Ms. Manto was employed by Sears Holdings Corporation (the nation’s third largest broadline retailer listed on the NYSE), as Executive Vice President and General Merchandise Manager, Apparel since February 2004. Prior to joining Sears, she was Vice Chairman/Chief Merchandising Officer of Stein Mart (an off-price specialty retailer listed on NASDAQ). Prior to that time she held senior management positions with Footlocker, Federated Department Stores and Macy’s.
     Jeffrey R. Hennion, 42, became our Executive Vice President and Chief Marketing Officer in 2008. Previously, Mr. Hennion was Senior Vice President — Chief Marketing Officer, a position he held since 2005. Beginning in 2004, he served as our Senior Vice President — Strategic Planning, and prior to that was our Vice President — Finance and Treasurer, a position he held since 2002. Mr. Hennion started with us in 2000 as Vice President — Treasurer. Prior to joining the Company, he served Alcoa Inc. from 1989 to 2000 in various treasury and finance related functions, most recently as Assistant Treasurer and as Director — Investor Relations.
     Diane E. Lazzaris, 42, became our Senior Vice President — Legal, General Counsel and Corporate Secretary in 2008. Prior to joining Dick’s, Ms. Lazzaris was employed by Alcoa Inc. as Group Counsel for a group of businesses with total revenues of approximately $10 billion, 23,000 employees and operations in North America, Europe and Asia. Previously she held various legal positions up to and including Senior Counsel.
     Kathryn Sutter, 46, became our Senior Vice President — Human Resources in 2007 and was named an executive officer of the Company in 2008. Previously, Ms. Sutter was Vice President — Leadership and Organizational Development, a position she held since 2005. Prior to joining Dick’s, Ms. Sutter was employed by Office Depot as Vice President of Development and Global Learning.

ITEM 1A. RISK FACTORS
Risks and Uncertainties
The current economic and financial downturn may cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price.
     Our operating results are affected by the relative condition of the U.S. economy. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, we may experience difficulties in operating and growing our operations to react to economic pressures in the U.S.
     As a business that depends on consumer discretionary spending, the Company will face a difficult 2009 because our customers may reduce their purchases due to job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in comparable store sales, customer traffic or average value per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. The potential effects of the economic and financial crisis are difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
     Additionally, many of the effects and consequences of the U.S. and global financial and economic crises are currently unknown or unpredictable and could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, and the ability of banks to honor draws on our credit facility, or could otherwise negatively affect the Company’s business and financial results. Although we generally generate funds from our operations and our existing credit facility to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.
     The global crisis may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. The current crisis and market instability make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. The financial and economic crisis may also adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations.
   Our business is dependent on the general economic conditions in our markets.
     In general, our sales depend on discretionary spending by our customers. A deterioration of economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:
–	the impact of an economic recession;

–	unemployment trends;

–	the housing market;

–	consumer credit availability;

–	consumer debt levels;

–	consumer confidence in the economy;

–	gasoline and fuel prices;

–	interest rates and inflation;

–	tax rates and tax policy;

–	impact of natural disasters;

–	national and international security concerns; and

–	other matters that influence consumer confidence and spending.
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
     Our net sales and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our business, financial condition and the market price of our common stock. A number of factors, many of which are outside our control, may cause variations in our quarterly net sales and operating results, including:
•	general economic conditions;

•	changes in demand for the products that we offer in our stores;

•	lockouts or strikes involving professional sports teams;

•	retirement of sports superstars used in marketing various products;

•	sports scandals;

•	costs related to the closures of existing stores;

•	litigation;

•	pricing and other actions taken by our competitors; and

•	adverse weather conditions in our markets.
Our comparable store sales will fluctuate and may not be a meaningful indicator of future performance.
     Changes in our comparable store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	general regional and national economic conditions;

•	competition;

•	our new store openings;

•	actions taken by our competitors;

•	consumer trends and preferences;

•	changes in the other tenants in the shopping centers in which we are located;

•	new product introductions and changes in our product mix;

•	timing and effectiveness of promotional events;

•	lack of new product introductions to spur growth in the sale of various kinds of sports equipment; and

•	weather.
     Our comparable store sales may decline further than they did in the last fiscal year, and they may vary from quarter to quarter. A decline in revenues or comparable store sales may cause the price of our common stock to decrease or to fluctuate significantly.
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
Our ability to operate and expand our business will be dependent upon the availability of adequate capital. Additionally, we are subject to counterparty risk on our current senior revolving credit facility.
     The operation of our business and the rate of our expansion depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all. Our current senior secured revolving credit facility contains provisions which restrict our ability to incur additional indebtedness, to raise capital through the issuance of equity or make substantial asset sales, which might otherwise be used to finance our operations. Our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures, which may further limit our access to certain capital markets or lending sources. Moreover, the actual availability under our credit facility is limited to the lesser of 70% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding, and opportunities for increased cash flows from reduced inventories would be partially offset by reduced availability through our senior secured revolving credit facility. Furthermore, the downturn in the equity and debt markets and tightening of credit markets could make it difficult to obtain additional financing or raise capital, and thus we cannot be certain that additional funds will be available if needed or available on acceptable terms.
     In addition, recent distress in the worldwide financial markets has resulted in diminished liquidity and credit availability. There can be no assurance that our liquidity or access to capital will not be adversely affected by changes in the financial markets and global economy. Although our current senior secured revolving credit facility does not expire until 2012, continued market distress could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.
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
     In addition, our expansion in new and existing markets may present competitive, distribution and merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our existing stores, to the opening of new stores and markets. New stores in new markets, where we are less familiar with the target customer and less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we become increasingly reliant on entry into new markets in order to grow, we may face additional risks and our net income could suffer. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase.
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
If we are unable to predict or effectively react to changes in consumer demand, we may lose customers and our sales may decline.
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
     The protection of our customer, employee and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures the Company has in place, its facilities and systems, and those of its third-party service provider, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

We may be subject to claims and our insurance may not be sufficient to cover damages related to those claims.
     We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles which are products that are associated with an increased risk of injury and related lawsuits. We may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. We may incur losses relating to these claims or the defense of these claims. We may also incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles. In addition, in the future there may be increased federal, state or local regulation, including taxation, on the sale of hunting rifles in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or in the case of our private label products, collect anything at all. In addition, we are subject to regulation by the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, any improper or illegal use by our customers of ammunition or hunting rifles sold by us could have a negative impact on our reputation and business.
If our suppliers, distributors or manufacturers do not provide us with sufficient quantities of products, our sales and profitability will suffer and risks associated with relying on foreign sources of production.
     We purchase merchandise from approximately 1,400 vendors. In fiscal 2008, purchases from Nike represented approximately 12% of our merchandise purchases. Although in fiscal 2008 purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.
     Our suppliers are affected by the global financial crisis and worldwide economic situation, which may adversely affect their access to capital and liquidity, their inventory and production levels, customer incentives and vendor allowances, product quality, or ability to continue operations, all of which could adversely affect our supply chain.
     We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” or MFN status with the United States for a particular foreign country, delays in shipment, shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability.
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
The loss of our key executives, especially Edward W. Stack, our Chairman of the Board and Chief Executive Officer could have a material adverse effect on our business due to the loss of their experience and industry relationships.
     Our success depends on the continued services of our senior management, particularly Edward W. Stack, our Chairman of the Board and Chief Executive Officer. If we were to lose any key senior executive, our business could be materially adversely affected.
Our costs may change as a result of currency exchange rate fluctuations.
     Many of the goods we purchase are manufactured abroad, and the prices charged by foreign manufacturers’ may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.
We are subject to costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to the sale of consumer products.
     The complex regulatory and legal environment exposes us to compliance and litigation risks that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include:
–	those relating to consumer products, product liability or consumer protection, including the Consumer Product Safety Act and the Consumer Product Safety Improvement Act regarding lead and phthalates, as well as similar state laws;

–	those relating to the manner in which we advertise, market or sell our products;

–	labor and employment laws, including wage and hour laws, as well as proposed legislation such as the Employee Free Choice Act;

–	those that prohibit or limit the sale in certain areas of certain products we offer, such as firearms, ammunition or knives;

–	tax laws or interpretations thereof;

–	data protection and privacy laws and regulations;

–	environmental laws and regulations, such as California’s Safe Drinking Water and Toxic Enforcement Act (known as Prop 65);

–	customs or import laws and regulations; and

–	securities and exchange laws and regulations.
We face various risks as an e-commerce retailer.
     We may require additional capital in the future to sustain or grow our e-commerce business. Business risks relating to e-commerce sales include the need to keep pace with rapid technological change, internet security risks, risks of systems failure or inadequacy, governmental regulation and taxation. We have contracted with a third-party to maintain and operate our e-commerce website and are reliant on that party and its operational, privacy and security procedures and controls and its ability to maintain and operate our website.
Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
     Our Dick’s and Golf Galaxy stores utilize a suite of applications for our merchandise system that includes JDA Merchandising and Arthur Allocation. These systems, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.
We rely on three distribution centers, and if there is a natural disaster or other serious disruption at one of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.
     We currently operate a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. Our growth could cause us to seek alternative facilities. Such expansion of the current facility or alternatives could affect us in ways we cannot predict.
Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.
     Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 29% of our net sales for fiscal 2008. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
Because our Dick’s stores are generally concentrated in the eastern half of the United States, we are subject to regional risks.
     A majority of our Dick’s stores are located in the eastern half of the United States. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability could suffer.
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
     If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance all or a portion of our debt and/or obtain additional financing. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, or that we would be able to operate at a profit. In addition, recent distress in the worldwide financial markets has resulted in diminished liquidity and credit availability. There can be no assurance that our liquidity or access to capital will not be adversely affected by changes in the financial markets and global economy. Although our current senior secured revolving credit facility does not expire until 2012, continued market distress could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.
We may pursue strategic acquisitions, which could have an adverse impact on our business, as could assimilation of companies following acquisition.
     We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business and their financial results into ours may adversely affect our operating results.
Our business depends on our ability to meet our labor needs.
     Our success depends on hiring and retaining quality managers and sales associates in our stores. We plan to expand our employee base to manage our anticipated growth. Competition for non-entry level personnel, particularly for employees with retail expertise, is intense. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Also, many of our store-level employees are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the employees who staff our distribution and return centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation and wage inflation. Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. In addition, proposed legislation called the Employee Free Choice Act could make it easier for unions to organize based on card check authorization rather than by secret ballot election and could give third-party arbitrators the ability to impose terms of a collective bargaining agreement upon us and a labor union if we and the union did not agree to the terms of a collective bargaining agreement. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to hire and retain sales associates capable of providing a high level of customer service, our business could be materially adversely affected.
We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from other stockholders.
     We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of January 31, 2009, Mr. Edward W. Stack, our Chairman and Chief Executive Officer and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack may also acquire additional shares of common stock upon the exercise of stock options. The interests of Mr. Stack and his relatives may differ from the interests of the other stockholders and they may take actions with which you disagree.
Terrorist attacks, acts of war and foreign instability may seriously harm our business.
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
     We offer our customers high-quality products at competitive prices marketed under exclusive brands. We expect to continue to grow our exclusive private label offerings and have entered into several licensing agreements that grant us the right to sell and market certain products under third-party brands. We have invested in our development and procurement resources and marketing efforts related to these exclusive brand offerings. Although we believe that our private label products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell, the expansion of our exclusive brand offerings subjects us to certain additional risks. These include, among others, risks related to: our failure to comply with government and industry safety standards (e.g., the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies) related to our private label products; mandatory or voluntary product recalls related to our exclusive brand offerings; being subject to lawsuits resulting from injuries associated with the use of private label sporting goods equipment that we sell; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods) of our exclusive branded offerings; our ability to successfully navigate the proprietary rights of other parties and avoid claims related to proprietary rights of others; our ability to successfully administer and comply with third-party licenses and contractual commitments that we have with the licensors of the brands, including in some instances certain sales minimums, which if not met in some instances can cause us to lose the licensing rights or pay damages; risks associated with overseas sourcing and manufacturing — foreign laws and regulation, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in countries, exchange rate fluctuations and conducting activities with third-party manufacturers and those risks generally encountered by entities that sell and market exclusive branded offerings for retail. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.
Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change of control would be beneficial to our stockholders.
     Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include: authorizing the issuance of Class B common stock; classifying the board of directors such that only one-third of directors are elected each year; authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting the use of cumulative voting for the election of directors; limiting the ability of stockholders to call special meetings; if our Class B common stock is no longer outstanding, prohibiting stockholder action by partial written consent and requiring all stockholder actions to be taken at a meeting of our stockholders or by unanimous written consent; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
     In addition, the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who own at least 15% of our common stock.
An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth.
     The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Events and conditions which could result in an impairment include changes in the industry in which we operate, including general economic conditions, competition or other factors leading to reduction in expected sales or profitability. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Our corporate headquarters is located at 300 Industry Drive, RIDC Park West, Pittsburgh, PA 15275, where we lease approximately 200,000 square feet of office space. In December 2008, the Company agreed to terminate this lease effective September 30, 2010 and pay rent through December 31, 2010. In June 2008, the Company entered into a lease agreement for a new corporate headquarters facility at a nearby location in Allegheny County, Pennsylvania. The lease contemplates a 670,000 square foot corporate headquarters building that the Company expects to take possession of no later than February 1, 2010. The initial lease term covers 25 years from the rental commencement date, as defined in the lease agreement.
     Effective January 31, 2009, we ceased our Golf Galaxy operations that were headquartered in Eden Prairie, Minnesota, where we lease from an unaffiliated third-party approximately 25,000 square feet of office space, as well as approximately 23,000 square feet of warehouse space that was previously used to support Golf Galaxy’s eCommerce operations. The term of the lease ends in January 2010.
     We currently lease a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia and a 601,000 square foot distribution center in Smithton, Pennsylvania. The term of these leases expire in 2020, 2019 and 2019, respectively. We plan to close a 75,000 square foot return center in Conklin, New York in March 2009. Beginning in April 2009, our Smithton distribution center will assume responsibility from Conklin to efficiently consolidate damaged or defective merchandise from our stores that is being returned to vendors.
     Our Chick’s operations are headquartered in Covina, California, where we lease approximately 11,500 square feet of office space, with the lease ending in June 2011. In addition, Chick’s operates a 12,500 square foot distribution center in San Dimas, California. The term of this lease ends in September 2009.
     We lease all of our stores. Initial lease terms are generally for 10 to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls. We currently have substantially all of our leases signed for the stores planned to open in fiscal 2009 and 11 signed leases for the stores planned to open in fiscal 2010.
     As of January 31, 2009 we operated 487 stores in 42 states. The following table sets forth the number of stores by state:

			Chick’s Sporting
State	Dick’s	Golf Galaxy	Goods	Total
Alabama	8	—	—	8
Arizona	5	2	—	7
California	1	3	14	18
Colorado	12	2	—	14
Connecticut	8	1	—	9
Delaware	2	1	—	3
Florida	10	5	—	15
Georgia	11	—	—	11
Idaho	—	1	—	1
Illinois	21	8	—	29
Indiana	17	1	—	18
Iowa	2	1	—	3
Kansas	6	1	—	7
Kentucky	6	1	—	7
Louisiana	2	—	—	2
Maine	4	—	—	4
Maryland	9	3	—	12
Massachusetts	16	—	—	16
Michigan	15	1	—	16
Minnesota	7	4	—	11
Mississippi	1	—	—	1
Missouri	7	2	—	9
Nebraska	3	1	—	4
Nevada	1	1	—	2
New Hampshire	3	—	—	3
New Jersey	13	3	—	16
New York	29	5	—	34
North Carolina	22	5	—	27
Ohio	36	9	—	45
Oklahoma	—	2	—	2
Oregon	1	1	—	2
Pennsylvania	35	3	—	38
Rhode Island	2	—	—	2
South Carolina	8	—	—	8
Tennessee	13	1	—	14
Texas	14	11	—	25
Utah	1	1	—	2
Vermont	2	—	—	2
Virginia	20	4	—	24
Washington	—	1	—	1
West Virginia	4	—	—	4
Wisconsin	7	4	—	11

Total	384	89	14	487

ITEM 3. LEGAL PROCEEDINGS
     The Company is a defendant in two cases which make claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In both cases, the parties and the court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007 and November 2008. In the Barrus case, attempts to resolve the case through settlement at mediation were unsuccessful, and litigation has resumed. We currently believe that this case does not properly represent a class action, and the Company plans to vigorously defend this case. In the Parks case, the parties reached an agreement in principle to settle the case on a class-wide basis, subject to execution of formal settlement documents and court approval of the proposed settlement.
     In addition to the above matters, various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial, intellectual property, lease disputes and employment issues. Our management believes that the final resolution of any of these matters would not have a material effect on our consolidated financial position, liquidity or results of operations.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008 through the solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMAITON AND DIVIDEND POLICY
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

Fiscal Quarter Ended	High	Low
May 3, 2008	$33.40	$24.64
August 2, 2008	$29.52	$15.65
November 1, 2008	$23.97	$13.11
January 31, 2009	$16.36	$9.56

Fiscal Quarter Ended	High	Low
May 5, 2007	$29.54	$24.67
August 4, 2007	$29.53	$25.11
November 3, 2007	$35.84	$26.36
February 2, 2008	$32.93	$25.74

     The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 17, 2009 was 214 and 7, respectively.
     We currently intend to retain our earnings for the development of our business. We have never paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the future.
     The information set forth under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” is incorporated herein.
ISSUER PURCHASES OF EQUITY SECURITIES
     The following table sets forth repurchases of our common stock during the fourth quarter of 2008:

Number of
			Total Number of	Maximum
			Shares Purchased	Shares That May
	Total Number of		as Part of Plublicly	Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
	Purchased	Paid Per	Programs	Programs
Period	(a)	Share	(b)	(b)
November 2, 2008 to December 1, 2008	23,750	$16.24	—	—
December 2, 2008 to January 1, 2009	—	—	—	—
January 2, 2009 to January 31, 2009	—	—	—	—

Total	23,750	$16.24	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	During the fourth quarter of 2008, we did not have a publicly announced plan or program for the repurchase of our common stock.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data for fiscal years 2008, 2007, 2006, 2005 and 2004 presented below under the captions “Statement of Income Data”, “Earnings per Common Share”, “Other Data” and “Balance Sheet Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2008, 2007, 2006, 2005 and 2004 presented below under the caption “Store Data” have been derived from internal records of our operations.
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

Fiscal Year
2008 (1)	2007 (1)	2006 (1)	2005	2004
(Dollars in thousands, except per share and sales per square foot data)
Statement of Income Data:
Net sales	$4,130,128	$3,888,422	$3,114,162	$2,624,987	$2,109,399
Cost of goods sold (2)	2,946,079	2,730,359	2,217,463	1,887,347	1,522,873

Gross profit	1,184,049	1,158,063	896,699	737,640	586,526
Selling, general and administrative expenses	928,170	870,415	682,625	556,320	443,776
Impairment of goodwill and other intangible assets (3)	164,255	—	—	—	—
Impairment of store assets (3)	29,095	—	—	—	—
Merger integration and store closing costs	15,877	—	—	37,790	20,336
Pre-opening expenses	16,272	18,831	16,364	10,781	11,545

Income from operations	30,380	268,817	197,710	132,749	110,869
Gain on sale of non-cash investment (4)	—	—	—	(1,844)	(10,981)
Gain on sale of asset (4)	(2,356)	—	—	—	—
Interest expense, net	10,963	11,290	10,025	12,959	8,009
Other income	—	—	—	—	(1,000)

Income before income taxes	21,773	257,527	187,685	121,634	114,841
Provision for income taxes	56,867	102,491	75,074	48,654	45,936

Net (loss) income	$(35,094)	$155,036	$112,611	$72,980	$68,905

Earnings per Common Share (5):
Net (loss) income per common share — Basic	$(0.31)	$1.42	$1.10	$0.73	$0.72
Net (loss) income per common share — Diluted	$(0.31)	$1.33	$1.02	$0.68	$0.65
Weighted average number of common shares outstanding (in thousands):
Basic	111,662	109,383	102,512	99,584	95,956
Diluted	111,662	116,504	110,790	107,958	105,842

Store Data:
Comparable store net sales (decrease) increase (6)	-4.8%	2.4%	6.0%	2.6%	2.6%
Number of stores at end of period (7)	487	434	294	255	234
Total square feet at end of period (7)	23,592,850	21,084,292	16,724,171	14,650,459	13,514,869
Net sales per square foot (8)	$186	$196	$197	$188	$195

Other Data:
Gross profit margin	28.7%	29.8%	28.8%	28.1%	27.8%
Selling, general and administrative percentage of net sales	22.5%	22.4%	21.9%	21.2%	21.0%
Operating margin	0.7%	6.9%	6.3%	5.1%	5.3%
Inventory turnover (9)	3.06	x	3.22	x	3.34	x	3.42	x	3.56	x
Depreciation and amortization	$90,732	$75,052	$54,929	$49,861	$37,621

Balance Sheet Data:
Inventories	$854,771	$887,364	$641,464	$535,698	$457,618
Working capital (10)	$434,389	$307,746	$304,796	$142,748	$128,388
Total assets	$1,966,524	$2,035,635	$1,524,265	$1,187,789	$1,085,048
Total debt including capital lease obligations	$181,864	$181,435	$181,017	$181,201	$258,004
Retained earnings	$433,880	$468,974	$315,453	$202,842	$129,862
Total stockholders’ equity	$895,582	$888,520	$620,550	$414,793	$313,667

(1)	In the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for years prior to fiscal 2006 have not been restated. Pre-tax stock-based compensation expense in fiscal 2008, 2007 and 2006 was $25.6 million, $29.0 million and $24.3 million, respectively.

(2)	Cost of goods sold includes the cost of merchandise, occupancy, freight and distribution costs, and shrink expense.

(3)	In fiscal 2008, the Company recorded non-cash impairment charges of $164.3 million attributable to the impairment of Golf Galaxy’s goodwill and other intangible assets. The Company also recorded non-cash impairment charges of $29.1 million in connection with certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores.

(4)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. We converted to an equity ownership in that provider in lieu of royalties until Internet sales reached a predefined amount that resulted in this non-cash investment. Gain on sale of asset resulted from the Company exercising a buy out option on an aircraft lease and subsequently selling the aircraft.

(5)	Earnings per share data gives effect to two-for-one stock splits effected in October 2007 and April 2004.

(6)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were closed or relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. The Golf Galaxy stores will be included in the full year comparable store base beginning in fiscal 2009.

(7)	The store count and square footage amounts include Golf Galaxy and Chick’s for fiscal 2008 and 2007.

(8)	Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 18% of total store space in our Dick’s stores.

(9)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(10)	Defined as current assets less current liabilities.
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
Overview
     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company completed its acquisition of Chick’s Sporting Goods, Inc. The Consolidated Statements of Operations include the results of Golf Galaxy and Chick’s for fiscal 2007 from their respective dates of acquisition.
     As of January 31, 2009 we operated 384 Dick’s stores, 89 Golf Galaxy stores and 14 Chick’s stores, with approximately 23.6 million square feet, in 42 states, the majority of which are located throughout the eastern half of the United States. On September 12, 2007, the Company’s board of directors approved a two-for-one stock split of the Company’s common stock and Class B common stock in the form of a stock dividend. The split was effected by issuing our stockholders of record as of September 28, 2007 one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. The applicable share and per share data for periods prior to fiscal 2007 included herein have been restated to give effect to this stock split.
     The primary factors which historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, its positive comparable store sales, and its strong gross profit margins. In the last five years, the Company has grown from 163 stores as of the end of fiscal 2003 to 487 stores as of the end of fiscal 2008, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores although its rate of growth has decreased from the rate of growth experienced in earlier years reflecting the current economic conditions, lack of available real estate, the

Company’s larger size, its decision to adopt more manageable store growth goals and the more recent experience of negative same store sales.
     Fiscal 2008 was a difficult operating environment for our industry due to numerous external factors weighing on specialty retail sales. The pressures on the consumer have intensified as unemployment has risen, equity markets have declined, and concerns about the broader economy have grown. These factors, combined with falling home prices and tight credit markets, suggest continued pressure on specialty retail consumers in the near term. The Company continues to see the greatest sales weakness in bigger ticket, discretionary purchases such as golf and exercise equipment, while the lodge business has benefited from higher gun and ammunition sales. However, since the balance of macroeconomic factors that impact the Company’s business remains unfavorable, the Company will continue to take a cautious approach to ensure that it is well-positioned to capitalize on opportunities as they develop.
     As a result, the Company has implemented numerous strategies to help it manage through these uncertain times, including remaining focused on reducing costs, conserving cash and managing inventories in line with sales trends. The Company has trimmed planned fiscal 2009 capital expenditures to approximately $60 million compared to $115 million in fiscal 2008, net of proceeds from sale leaseback transactions and allowances received from landlords. The Company believes its strong balance sheet, which includes $74.8 million in cash and cash equivalents, no outstanding borrowing under its $440 million Second Amended and Restated Credit Agreement (“Credit Agreement”) and an inventory per square foot reduction of 13.9% compared to fiscal 2007 year end, increases its financial flexibility and further strengthens its ability to successfully manage through this economic crisis.
     The Company expects to continue to generate positive cash flow to fund its operations and to take advantage of growth opportunities. The Company believes its existing Credit Agreement is sufficient to support its ongoing operations and future plans for fiscal 2009.
     In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth — Fiscal 2008 comparable store sales decreased 4.8% compared to a 2.4% increase in fiscal 2007. The Company believes that its comparable stores sales performance was affected by numerous challenges including a difficult macroeconomic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements have been hampered by the macroeconomic environment. The Company’s current strategy is to target a general overall trend to return to positive comparable store sales growth; although it recognizes that it continues to be affected by many of these factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 800 locations across the United States.

•	Positive operating cash flow — The Company generated $159.8 million of cash flow from operations in fiscal 2008 compared with $262.8 million in fiscal 2007. Although operating cash flow decreased in the current fiscal year compared to last year, the Company believes it will generate positive operating cash flow, together with its other sources of liquidity, sufficient to fund the ongoing needs of the business. The Company believes that historically, a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with its corporate headquarters and its distribution centers, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of Item 7 herein.

•	Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Cost reduction efforts — The Company implemented numerous initiatives during fiscal 2008 aimed at maintaining tighter expense controls. These initiatives included optimizing the Company’s overall advertising costs, costs associated with operating its stores and distribution centers as well as general and administrative costs. The Company has redirected a portion of its advertising costs to enhance consumer penetration by focusing on events, frequency, distribution, media types and sponsorships. The Company has adjusted store staffing levels and operating hours to reflect current and anticipated traffic levels and has focused on energy conservation programs to further lower store operating costs. Staffing adjustments at the Company’s distribution centers, including the planned closure of the Conklin return to vendor facility in March 2009, have been made to reflect anticipated merchandise receipt volumes. The Company has also implemented various administrative cost reduction initiatives, including a freeze on corporate staffing levels other than those necessitated by our back office consolidation of recently acquired businesses, efforts to manage compensation related expenses and reducing travel and entertainment expenses.

•	Capital reduction efforts — The Company expects to reduce is capital spending in fiscal 2009 to a projected target of $60 million compared to $115 million in fiscal 2008. The Company plans to scale back its store expansion program to approximately 20 stores during fiscal 2009. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects between required, discretionary and strategic.
Executive Summary
     The Company reported a net loss for the year ended January 31, 2009 of $35.1 million, or $0.31 per diluted share, which included impairment charges of $161.7 million, net of tax, or $1.45 per share, and merger and integration costs of $12.3 million, net of tax, or $0.11 per share, as compared to net income of $155.0 million and earnings per diluted share of $1.33 in 2007.
     Net sales increased 6% to $4,130.1 million in 2008 from $3,888.4 million in 2007 due primarily to new store sales, which include Chick’s Sporting Goods in fiscal 2008, partially offset by a comparable store sales decrease of 4.8%. Golf Galaxy is included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
     Income from operations decreased 89% to $30.4 million in 2008, which included impairment charges of $193.4 million and merger and integration costs of $15.9 million, from $268.8 million in 2007.
     As a percentage of sales, gross profit decreased to 28.67% in 2008 from 29.78% in 2007. The gross profit percentage decreased primarily due to a de-leverage of occupancy expenses resulting from the comparable store sales decline in the current year, lower vendor program income, partially offset by merchandise margin improvements across several of the Company’s product categories.
     Selling, general and administrative expenses increased by 9 basis points. The increase as a percentage of sales was due primarily to an increase in store payroll and other store costs that de-leveraged as a result of the comparable store sales decrease partially offset by decreases in advertising costs (18 basis points) and administrative costs, including payroll (45 basis points) as the Company took steps to reduce costs during a declining comparable store sales environment
     We ended the year with no borrowings on our line of credit and excess borrowing availability of $417.5 million.
Results of Operations
     The following table presents for the periods indicated selected items in the Consolidated Statements of Operations as a percentage of the Company’s net sales, as well as the basis point change in percentage of net sales from the prior year’s period:

				Basis Point	Basis Point
				Increase /	Increase /
				(Decrease) in	(Decrease) in
				Percentage of	Percentage of
				Net Sales	Net Sales
	Fiscal Year			from Prior Year	from Prior Year
	2008A	2007A	2006A	2007-2008A	2006-2007A
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	71.33	70.22	71.21	111	(99)

Gross profit	28.67	29.78	28.79	(111)	99
Selling, general and administrative expenses (3)	22.47	22.38	21.92	9	46
Impairment of goodwill and other intangible assets (4)	3.98	—	—	398	—
Impairment of store assets (5)	0.70	—	—	70	—
Merger and integration costs (6)	0.38	—	—	38	—
Pre-opening expenses (7)	0.39	0.48	0.53	(9)	(5)

Income from operations	0.74	6.91	6.35	(617)	56
Gain on sale of asset (8)	(0.06)	—	—	(6)	—
Interest expense, net (9)	0.27	0.29	0.32	(2)	(3)

Income before income taxes	0.53	6.62	6.03	(609)	59
Provision for income taxes	1.38	2.64	2.41	(126)	23

Net (loss) income	(0.85%)	3.99%	3.62%	(484)	37

A: Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the Consolidated Statements of Operations in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(4)	Attributable to the impairment of Golf Galaxy’s goodwill and other intangible assets.

(5)	Impairment of store assets in connection with certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores.

(6)	Merger and integration costs primarily include duplicative administrative costs, severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s Sporting Goods with the Company’s pre-existing business.

(7)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(8)	Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(9)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement borrowings partially offset by interest income.

Fiscal 2008 (52 weeks) Compared to Fiscal 2007 (52 weeks)
Net (Loss) Income
     The Company reported a net loss of $35.1 million in 2008, which included impairment charges of $161.7 million, net of tax or $1.45 per share, and merger and integration costs of $12.3 million, net of tax or $0.11 per share, from net income of $155.0 million in 2007.
Net Sales
     Net sales increased 6% to $4,130.1 million in 2008 from $3,888.4 million in 2007, due primarily to new store sales, which include Chick’s Sporting Goods in fiscal 2008, partially offset by a comparable store sales decrease of 4.8%. Golf Galaxy is included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and will be included in the full year comparable store sales calculation beginning in fiscal 2009.
     The decrease in comparable store sales is mostly attributable to sales decreases in exercise, other footwear and golf equipment and accessories. These sales decreases were partially offset by increases in hunting, guns and outerwear and outerwear accessories.
     The comparable store decrease was driven primarily by a decrease in transactions of approximately 4.4% and a decrease of approximately 0.4% in average unit retail price at Dick’s Sporting Goods stores, reflecting declining consumer confidence that resulted in lower traffic and more cautious spending. Every 1% change in comparable store sales would have impacted fiscal 2008 earnings before income taxes by approximately $11 million.
     Store Count
     During 2008, we opened 43 Dick’s stores and ten Golf Galaxy stores, relocated one Dick’s store and converted one Chick’s Sporting Goods store to a Dick’s Sporting Goods store, resulting in an ending store count of 487 stores, with approximately 23.6 million square feet, in 42 states.
Income from Operations
     Income from operations decreased 89% to $30.4 million in 2008, which included impairment charges of $193.4 million and merger and integration costs of $15.9 million, from $268.8 million in 2007.
     Gross profit increased 2% to $1,184.0 million in 2008 from $1,158.1 million in 2007. As a percentage of sales, gross profit decreased 111 basis points in the current year. The 111 basis point decrease in gross profit is due primarily to a 124 basis point increase in occupancy expenses caused by the de-leverage related to the comparable store sales decline in the current year. Freight and distribution costs were consistent between years as the costs associated with the opening of a new distribution center in Atlanta, Georgia in the second quarter of 2008 were fully offset by initiatives to improve freight efficiencies. The gross profit decrease was partially offset by merchandise margin improvements across several of the Company’s product categories (16 basis points).
     Merchandise margin improvements were impacted by lower initial markups and higher markdowns to liquidate inventory and bring levels closer to the current sales trends. The Company’s inventory per square foot declined 13.9% to $36.23 at January 31, 2009 compared to February 2, 2008. Every 10 basis point change in merchandise margin would have impacted fiscal 2008 earnings before income taxes by approximately $4 million.
     Selling, general and administrative expenses increased to $928.2 million in 2008 from $870.4 million in 2007 due primarily to an increase in store count and continued investment in corporate and store infrastructure.
     The 9 basis point increase over last year was due primarily to an increase in store payroll and other store costs that de-leveraged as a result of the comparable store sales decrease partially offset by decreases in advertising costs (18 basis points) and administrative costs, including payroll (45 basis points) as the Company took steps to reduce costs during a declining comparable store sales environment.
     In 2008, the Company recorded an impairment charge related to goodwill and other intangible assets acquired in the Golf Galaxy acquisition of $164.3 million, before an income tax benefit of $20.4 million. The deterioration of the economy experienced during the fourth quarter of fiscal 2008, lower than expected full year 2008 operating results, projections that fiscal 2009 will be in line with fourth quarter 2008 business trends and significant uncertainty about when the economy will recover, caused significant changes to the projected cash flows of Golf Galaxy used in our goodwill test compared to those used in our Golf Galaxy goodwill test in fiscal 2007 and carried forward through our earlier considerations. As a result of the goodwill and trade name impairment tests, the Company concluded that the carrying amounts of the Golf Galaxy reporting unit exceeded its fair value. The goodwill impairment charge of $111.3 million was determined by comparing the carrying value of goodwill of Golf Galaxy with the implied fair value of goodwill of Golf Galaxy. The trade name impairment charge of $49.9 million, before an income tax benefit of $19.2 million, was determined by comparing the carrying value of the trade name with the estimated fair value of the trade name. The Company also recorded an impairment charge of $3.1 million, before an income tax benefit of $1.2 million, to reduce the carrying value of the customer list related to Golf Galaxy to its estimated fair value. No impairment charges were recorded during 2007.
     In 2008, the Company recorded an impairment charge related to certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s stores totaling $29.1 million, before an income tax benefit of $11.3 million. The decline in sales performance during 2008 at these underperforming stores coupled with revised future projections, indicated that the carrying value of these stores exceeded their estimated fair values suggested by their estimated future cash flows.
     The Company recorded $15.9 million of merger and integration costs during 2008. These costs related to costs incurred to integrate the operations of Golf Galaxy and Chick’s and included duplicative administrative costs, severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s with Dick’s pre-existing business.
     Pre-opening expenses decreased by $2.5 million to $16.3 million in 2008 from $18.8 million in 2007. Pre-opening expenses were for the opening of 43 new Dick’s stores and ten Golf Galaxy stores, as well as the relocation of one Dick’s store in 2008 compared to the opening of 46 new Dick’s and 16 Golf Galaxy stores and relocation of one store in 2007. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.
Gain on Sale of Asset
     The Company exercised its early buy-out rights on an aircraft lease during the first quarter of fiscal 2008. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.
Interest Expense, Net
     Interest expense, net, decreased by $0.3 million to $11.0 million in 2008 from $11.3 million in 2007 due primarily to costs related to the financing of both the Golf Galaxy and Chick’s acquisitions during 2007. The Company ended fiscal 2008 with no outstanding borrowings under its Credit Agreement. The Company’s average borrowings outstanding on our Credit Agreement decreased to $74.8 million from $94.2 million in 2008 compared to 2007. The average interest rate on the Credit Agreement decreased by 298 basis points compared to last year, primarily reflecting the decrease in LIBOR rates in the current year compared to last year as well as the reduction in applicable Credit Agreement interest rates charged to the Company that were amended in July 2007. Lower interest expense related to Credit Agreement borrowings was offset by higher interest expense totaling $2.0 million in fiscal 2008 compared to the fiscal 2007 due to overall stock market value declines which impacted the deferred compensation plan investment values.
Income Tax
     The Company’s effective tax rate was 261.2% for the year ended January 31, 2009 as compared to 39.8% for the year ended February 2, 2008. This year’s effective tax rate was primarily impacted by the non-deductible $111.3 goodwill impairment charge and by non-deductible executive separation costs that increased income tax expense by $2.5 million.
Fiscal 2007 (52 weeks) Compared to Fiscal 2006 (53 weeks)
Net Income
     Net income increased to $155.0 million in 2007 from $112.6 million in 2006. This represented an increase in diluted earnings per share of $0.31, or 30%, to $1.33 from $1.02. The increase in earnings was attributable to an increase in net sales and gross profit margin percentage, partially offset by an increase in selling, general and administrative expenses as a percentage of sales.

Net Sales
     Net sales increased 25% to $3,888.4 million in 2007 from $3,114.1 million in 2006. This increase includes a comparable store sales increase of 2.4%, or $66.4 million on a 52 week to 52 week basis. The remaining increase results from the net addition of new Dick’s stores in the last five quarters which are not included in the comparable store base and the inclusion of Golf Galaxy and Chick’s during fiscal 2007 from their respective acquisition dates, partially offset by the inclusion of a 53rd week of sales in fiscal 2006.
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
     Gross profit increased 29% to $1,158.1 million in 2007 from $896.7 million in 2006. As a percentage of net sales, gross profit increased to 29.78% in 2007 from 28.79% in 2006. The gross profit percentage increased primarily due to improved merchandise margins in the majority of the Company’s product categories and lower freight and distribution costs as a percentage of sales (38 basis points) due to cost minimization practices at our distribution centers offset by higher occupancy costs as a percentage of sales (35 basis points) due to the leverage from higher sales in fiscal 2006 due to the 53rd week of sales.
     Selling, general and administrative expenses increased to $870.4 million in 2007 from $682.6 million in 2006 due primarily to an increase in store count and continued investment in corporate and store infrastructure.
     The 46 basis point increase over fiscal 2006 was due primarily to higher payroll and fringe related expenses related to bonus payments to employees (40 basis points), an increase in net advertising expense (3 basis points), and fiscal 2006 including a 53rd week of sales to offset fixed costs included in selling, general and administrative expense.
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
Interest Expense, Net
     Interest expense, net, increased by $1.3 million to $11.3 million in 2007 from $10.0 million in 2006 due primarily to costs related to the financing of both the Golf Galaxy and Chick’s acquisitions during 2007. The Company ended fiscal 2007 with no outstanding borrowings under its Credit Agreement.
Liquidity and Capital Resources
     Our primary capital requirements are for working capital, capital improvements and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
     The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net cash provided by operating activities	$159,811	$262,834	$139,609
Net cash used in investing activities	(144,194)	(435,296)	(130,486)
Net cash provided by financing activities	9,048	86,693	90,255
Effect of exchange rate changes on cash	(135)	134	—

Net increase (decrease) in cash and cash equivalents	$24,530	$(85,635)	$99,378

Operating Activities
     Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-Christmas inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with Christmas sales and this inventory reduction, combined with proportionately higher net income, typically producing significantly positive cash flow.
     Cash provided by operating activities decreased by $103.0 million in 2008 to $159.8 million, as compared to $262.8 million in fiscal 2007. The $35.1 million net loss in 2008 included non-cash impairment charges of $164.3 million attributable to the impairment of Golf Galaxy’s goodwill and other intangible assets and impairment charges of $29.1 million in connection with certain underperforming stores. The remaining decrease in cash provided by operating activities was due primarily to changes in income taxes payable and accounts payable, partially offset by changes in inventory levels.
     Changes in Assets and Liabilities
     The primary factors contributing to the decrease in the change in assets and liabilities were the change in income taxes payable and accounts payable, partially offset by a decrease in the change in inventory.
     The decrease in the change in income taxes payable was primarily due to the timing of estimated tax payments, including the larger federal extension tax payment made in fiscal 2008 relating to fiscal 2007 than in previous years. Estimated tax payments made during 2008 were significantly larger than estimated payments made during 2007 due to the impact previous stock option exercises had on reducing 2007 estimated tax payments. The change in accounts payable and inventory is primarily due to a decrease in the procurement of merchandise in the Company’s planned efforts to bring inventory levels closer to the sales trends in the fourth quarter of fiscal 2008. The Company believes that maintaining inventory levels in a manner consistent with sales trends will help preserve capital and stabilize gross margins in fiscal 2009.
Investing Activities
     Cash used in investing activities decreased by $291.1 million, to $144.2 million as fiscal 2007 reflected payments for the purchase of Golf Galaxy of $222.2 million, net of $4.9 million cash acquired, and Chick’s of $69.2 million. Gross capital expenditures used $191.4 million and sale-leaseback transactions generated proceeds of $44.9 million.
     Purchases of property and equipment were $191.4 million in fiscal 2008, $172.4 million in fiscal 2007 and $163.0 million in fiscal 2006. Capital expenditures in fiscal 2008 relate primarily to the opening of new stores, information systems and administrative and distribution facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $44.9 million, $28.4 million and $32.5 million in fiscal 2008, 2007 and 2006, respectively.
     During 2008, we opened 43 Dick’s stores, ten Golf Galaxy stores, relocated one Dick’s store and converted one Chick’s Sporting Goods store to a Dick’s Sporting Goods store, compared to opening 46 Dick’s and 16 Golf Galaxy stores and the relocation of one store during 2007. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets. There were no building sale-leasebacks during 2008, 2007 and 2006.
Financing Activities
     Cash provided by financing activities typically consists of proceeds from construction allowances received prior to the completion of construction for stores where the Company is deemed the owner during the construction period, payments on the Company’s debt obligations and capital leases, bank overdraft activity and transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
     Cash provided by financing activities decreased by $77.7 million to $9.0 million in fiscal 2008, as compared to $86.7 million in fiscal 2007. The decrease in cash provided by financing activities is primarily attributable to lower proceeds received from the exercise of stock options and lower excess tax benefits from stock-based compensation arrangements.
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
     On November 19, 2008, the Company entered into an Eighth Amendment to its Credit Agreement, the effect of which was to increase the aggregate revolving loan commitment by $90 million to a total of $440 million. To effectuate this increase, Wells Fargo Retail Finance and U.S. Bancorp were added as lenders under the Credit Agreement. The increase was sought to provide additional capacity in light of the economic environment.
     The Company’s liquidity and capital needs have generally been met by cash from operating activities, the proceeds from the convertible notes and borrowings under the Credit Agreement, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate minus the applicable margin of 0.25% or (ii) the LIBOR rate plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on the level of total borrowings during the prior three months. The Credit Agreement’s term expires July 27, 2012.
     There were no outstanding borrowings under the Credit Agreement as of January 31, 2009 or February 2, 2008. Total remaining borrowing capacity, after subtracting letters of credit as of January 31, 2009 and February 2, 2008 was $417.5 million and $333.2 million, respectively.
     The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in certain lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of January 31, 2009, the Company was in compliance with the terms of the Credit Agreement.
     Cash flows generated by operations and funds available under the Company’s Credit Agreement in 2009 are used to satisfy our capital requirements through fiscal 2009. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. Currently, the Company plans to open 19 new Dick’s stores, one new Golf Galaxy store and convert 12 Chick’s Sporting Goods stores to Dick’s Sporting Goods stores during fiscal 2009. The Company also plans to relocate one Dick’s Sporting Goods store and three Golf Galaxy stores during fiscal 2009. The Company plans to lease all of its 2009 new stores. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding. The Company currently anticipates receiving landlord allowances at five of its planned 2009 new stores totaling approximately $20 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
     The Company currently anticipates the completion of a new corporate headquarters building by January 2010. The building will be leased by the Company, and the project has been financed by the developer except for any project scope changes requested by the Company. The Company does not anticipate any material changes to the project scope and therefore does not anticipate any material cash requirements in 2009 related to the new corporate headquarters building.
     The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects between required, discretionary and strategic. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $60 million in 2009, including Golf Galaxy and Chick’s capital expenditure requirements.
     The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2009. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
     In February 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“Notes”). The Notes accrued interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009. After February 18, 2009, the Notes do not pay cash interest, but instead the initial principal amount of the Notes will accrete daily at an original issue discount rate of 2.625% per year, until maturity on February 18, 2024 (the “Maturity Date”), when a holder would receive $1,000 per Note.
     The holders of the Notes had the right (the “Put Right”) to cause the Company to purchase all or a portion of the Notes held by them in cash at a price of $676.25 per $1,000 of Principal Amount at Maturity, plus $8.030499 per $1,000 of Principal Amount at Maturity cash interest accrued (the “Purchase Price”) on February 18, 2009 (the “Purchase Date”). Holders choosing to exercise the Put Right were required to deliver to the Company a notice of purchase by the close of business on February 17, 2009.
     As of the Purchase Date, the Company’s payment obligation with respect to those Notes that were submitted for purchase by the Company totaled $172,357,866 (or $254,873,000 of Principal Amount at Maturity), which $174,404,623 (including interest paid on the Notes that were not put for payment) was paid by the Company on February 18, 2009. The remaining amount of Notes outstanding following February 18, 2009 was $143,365 (represented as the accreted principal amount as of February 17, 2009 or $212,000 of Principal Amount at Maturity).
     The remaining outstanding Notes will mature by their terms on the Maturity Date, unless earlier redeemed, converted or put to the Company. The Company issued a redemption notice in March 2009 and currently anticipates redeeming the remaining Notes on March 31, 2009, at a redemption price equal to the sum of the issue price, accreted original issue discount and accrued cash interest, if any. Holders of the Notes that remain outstanding have the ability at any time to convert the Notes in accordance with and the terms and formulas described, including the period after the Notes have been called for redemption by the Company.
     Concurrently with the sale of the Notes in 2004, the Company purchased a bond hedge designed to mitigate the potential dilution to stockholders from the conversion of the Notes and sold a warrant exercisable for shares of the Company’s common stock to the counterparty with whom the Company entered into the bond hedge. The net effect of the bond hedge and the warrant was to reduce the potential dilution from the conversion of the Notes if the Company elected a net share settlement upon a conversion event. By their terms the warrant and bond hedge expired on February 18, 2009 and no longer have the ability to be exercised. As such, the mitigation protection against potential dilution that the Company had upon a conversion event is no longer available. Based on the current price of the Company’s common stock and the number of Notes remaining outstanding, the Company believes conversion of the remaining Notes would not have a dilutive effect on the Company’s estimated outstanding number of shares as a result of the Notes.
     The Company used availability under its Credit Agreement to fund the amounts due as a result of the Put Rights and believes that it will have adequate sources of liquidity to fund any redemption or conversion of the remaining Notes outstanding.

Off-Balance Sheet Arrangements
     The Company’s off-balance sheet contractual obligations and commercial commitments as of January 31, 2009 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
Contractual Obligations and Other Commercial Commitments
     The following table summarizes the Company’s material contractual obligations, including both on and off-balance sheet arrangements in effect at January 31, 2009, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Senior convertible notes (see Note 9), (a)	$172,500	$172,500	$—	$—	$—
Capital lease obligations (see Note 9)	8,392	536	937	567	6,352
Other long-term debt (see Note 9)	972	72	161	182	557
Interest payments	7,931	834	1,580	1,425	4,092
Operating lease obligations (see Note 10), (b)	3,660,562	360,532	730,877	690,801	1,878,352
Unrecognized tax benefits (c)	2,725	2,725	—	—	—
Naming rights, marketing, and other commitments (see Note 17)	415,245	29,586	41,419	33,318	310,922
Future minimum guaranteed contractual payments (see Note 17)	87,940	9,456	22,905	20,331	35,248

Total contractual obligations	$4,056,267	$576,241	$797,879	$446,624	$2,235,523

(a)	Amounts reflected as payable within the next year based upon the put right exercised by the holders of the notes subsequent to January 31, 2009, which caused the Company to purchase substantially all of the Notes on February 18, 2009 (see Note 19).

(b)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(c)	Excludes $6,594 of accrued liability for unrecognized tax benefits as we can not reasonably estimate the timing of settlement. These payments include interest and penalties.
The note references above are to the Notes to Consolidated Financial Statements included in Item 8 herein.
     The following table summarizes the Company’s other commercial commitments, including both on and off-balance sheet arrangements, in effect at January 31, 2009:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$229	$229
Standby letters of credit	22,245	22,245

Total other commercial commitments	$22,474	$22,474

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. The requirements of SFAS 157 are first effective as of the beginning of our 2008 fiscal year. However, in February 2008 the FASB decided that an entity need not apply this standard to nonrecurring nonfinancial assets and liabilities until the subsequent year. Accordingly, our adoption of SFAS 157 was limited to financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
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
     In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (“FSP APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires retrospective application. Although FSP APB 14-1 will not impact the Company’s actual past or future cash flows, the Company expects the impact to pre-tax non-cash interest expense for fiscal, 2008, 2007 and 2006 to be approximately $8.0 million, $7.4 million and $6.9 million, respectively. The Company does not expect adoption of the FSP to have a material impact on the Company’s results in fiscal 2009.
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
Business Combinations
     In accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values and the excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The determination of fair value involves the use of estimates and assumptions which we believe provides a reasonable basis for determining fair value. Accordingly, we typically engage outside appraisal firms to assist in the fair value determination of inventory, identifiable intangible assets such as trade names, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
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
     The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.
     Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. The fair value of the Company’s intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes option-pricing model which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.
Uncertain Tax Positions
     We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the Consolidated Balance Sheets and Statements of Operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s net exposure to interest rate risk will consist primarily of borrowings under the Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. There were no borrowings outstanding under the Credit Agreement as of January 31, 2009 and February 2, 2008. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the Credit Agreement would be approximately $0.8 million based upon fiscal 2008 average borrowings.
Credit Risk
     In February 2004, the Company sold $172.5 million issue price of senior unsecured convertible notes due 2024. In conjunction with the issuance of these Notes, we also entered into a five-year convertible bond hedge and a five-year separate warrant transaction with one of the initial purchasers (“the counterparty”) and/or certain of its affiliates. Subject to the movement in our common stock price, we were exposed to credit risk arising out of net settlement of the convertible bond hedge and separate warrant transaction in our favor. The Company repaid substantially all of the Notes on February 18, 2009.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required to be filed hereunder are set forth on pages 46 through 75 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (January 31, 2009), in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the internal control over financial reporting of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 31, 2009 of the Company and our report dated March 20, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2009

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item other than the following information concerning the Company’s code of ethics is included under Item 1 “Business — Executive Officers of the Company” in this Form 10-K, and is incorporated by reference to the information under the captions “Election of Directors— Directors Standing for Election”, “ Election of Directors — Other Directors Not Standing for Election at this Meeting”, “Election of Directors— What committees has the Board established”, “Election of Directors — How does the Board select nominees for the Board”, “Election of Directors— Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2009 Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the information under the captions “Executive Compensation— Compensation Committee Report”, “Executive Compensation — Compensation Discussion and Analysis”, “ Summary Compensation Table”, “Grants of Plan-Based Awards”, “Understanding Our Summary Compensation and Grants of Plan-Based Awards Tables”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested”, “Nonqualified Deferred Compensation”, “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2009 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2009 Proxy Statement. The following table summarizes information, as of January 31, 2009, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	18,623,435	(2)	$14.99	13,688,794	(2)
Equity compensation plans not approved by security holders	—			—

Total	18,623,435			13,688,794

(1)	Includes the 1992 Stock Plan, 2002 Stock Plan, Employee Stock Purchase Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan, no options have been granted that are exerciseable for Class B common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Transactions with Related Persons” and “How does the Board determine which directors are considered independent?” in the Company’s 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2009 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 46 of this Form 10-K.
(2) Financial Statement Schedules. The consolidated financial statement schedule to be filed hereunder is included on page 78 of this
Form 10-K.
(3) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 79 to 83 and is incorporated herein by reference, are filed as part of this Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive (loss) income, and cash flows for each of the three fiscal years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009 expressed as an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2009

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net sales	$4,130,128	$3,888,422	$3,114,162
Cost of goods sold, including occupancy and distribution costs	2,946,079	2,730,359	2,217,463

GROSS PROFIT	1,184,049	1,158,063	896,699
Selling, general and administrative expenses	928,170	870,415	682,625
Impairment of goodwill and other intangible assets	164,255	—	—
Impairment of store assets	29,095	—	—
Merger and integration costs	15,877	—	—
Pre-opening expenses	16,272	18,831	16,364

INCOME FROM OPERATIONS	30,380	268,817	197,710
Gain on sale of asset	(2,356)	—	—
Interest expense, net	10,963	11,290	10,025

INCOME BEFORE INCOME TAXES	21,773	257,527	187,685
Provision for income taxes	56,867	102,491	75,074

NET (LOSS) INCOME	$(35,094)	$155,036	$112,611

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.31)	$1.42	$1.10
Diluted	$(0.31)	$1.33	$1.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	111,662	109,383	102,512
Diluted	111,662	116,504	110,790
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	January 31,	February 2,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,837	$50,307
Accounts receivable, net	57,803	62,035
Income tax receivable	5,638	—
Inventories, net	854,771	887,364
Prepaid expenses and other current assets	46,194	50,274
Deferred income taxes	10,621	19,714

Total current assets	1,049,864	1,069,694

PROPERTY AND EQUIPMENT, NET	515,982	531,779
CONSTRUCTION IN PROGRESS — LEASED FACILITIES	52,054	23,744
INTANGIBLE ASSETS, NET	46,846	80,038
GOODWILL	200,594	304,366
OTHER ASSETS:
Deferred income taxes	67,709	6,366
Investments	2,629	3,225
Other	30,846	16,423

Total other assets	101,184	26,014

TOTAL ASSETS	$1,966,524	$2,035,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$299,113	$365,750
Accrued expenses	209,866	228,816
Deferred revenue and other liabilities	102,866	104,549
Income taxes payable	3,024	62,583
Current portion of other long-term debt and capital leases	606	250

Total current liabilities	615,475	761,948

LONG-TERM LIABILITIES:
Senior convertible notes	172,500	172,500
Revolving credit borrowings	—	—
Other long-term debt and capital leases	8,758	8,685
Non-cash obligations for construction in progress — leased facilities	52,054	23,744
Deferred revenue and other liabilities	222,155	180,238

Total long-term liabilities	455,467	385,167

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued and outstanding shares 87,087,161 and 84,837,642, at January 31, 2009 and February 2, 2008, respectively	871	848
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 25,251,554 and 26,307,480, at January 31, 2009 and February 2, 2008, respectively	253	263
Additional paid-in capital	459,076	416,423
Retained earnings	433,880	468,974
Accumulated other comprehensive income	1,502	2,012

Total stockholders’ equity	895,582	888,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,966,524	$2,035,635

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
NET (LOSS) INCOME	$(35,094)	$155,036	$112,611
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on securities available-for-sale, net of tax	(375)	78	(123)
Foreign currency translation adjustment, net of tax	(135)	134	—

COMPREHENSIVE (LOSS) INCOME	$(35,604)	$155,248	$112,488

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 28, 2006	73,090,664	$730	27,461,890	$274	$209,024	$202,842	$1,923	$414,793
Exchange of Class B common stock for common stock	674,210	6	(674,210)	(6)	—	—	—	—
Sale of common stock under stock plans	245,964	4	—	—	3,730	—	—	3,734
Exercise of stock options	5,371,716	54	—	—	22,988	—	—	23,042
Tax benefit on convertible note bond hedge					2,686	—	—	2,686
Net income	—	—	—	—	—	112,611	—	112,611
Stock-based compensation	—	—	—	—	24,303	—	—	24,303
Total tax benefit from exercise of stock options	—	—	—	—	39,504	—	—	39,504
Unrealized loss on securities available-for-sale, net of taxes of $66	—	—	—	—	—	—	(123)	(123)

BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$315,453	$1,800	$620,550
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$302,235	$313,938	$1,800	$619,035
Exchange of Class B common stock for common stock	480,200	5	(480,200)	(5)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	9,117	—	—	9,117
Sale of common stock under stock plan	204,955	2	—	—	4,505	—	—	4,507
Exercise of stock options	4,769,933	47	—	—	30,212	—	—	30,259
Tax benefit on convertible note bond hedge	—	—	—	—	2,811	—	—	2,811
Net income	—	—	—	—	—	155,036	—	155,036
Stock-based compensation	—	—	—	—	29,039	—	—	29,039
Total tax benefit from exercise of stock options	—	—	—	—	38,504	—	—	38,504
Foreign currency translation adjustment, net of taxes of $87	—	—	—	—	—	—	134	134
Unrealized gain on securities available-for-sale, net of taxes of $46	—	—	—	—	—	—	78	78

BALANCE, February 2, 2008	84,837,642	$848	26,307,480	$263	$416,423	$468,974	$2,012	$888,520
Exchange of Class B common stock for common stock	1,055,926	10	(1,055,926)	(10)	—	—	—	—

Sale of common stock under stock plan	380,438	4	—	—	5,170	—	—	5,174
Exercise of stock options	686,905	7	—	—	7,313	—	—	7,320
Restricted stock vested	150,000	2			(2)
Repurchase of common stock	(23,750)	—	—	—	(386)	—	—	(386)
Tax benefit on convertible note bond hedge	—	—	—	—	3,017	—	—	3,017
Net loss	—	—	—	—	—	(35,094)	—	(35,094)
Stock-based compensation	—	—	—	—	25,600	—	—	25,600
Total tax benefit from exercise of stock options	—	—	—	—	1,941	—	—	1,941
Foreign currency translation adjustment, net of taxes of $83	—	—	—	—	—	—	(135)	(135)
Unrealized loss on securities available-for-sale, net of taxes of $221	—	—	—	—	—	—	(375)	(375)

BALANCE, January 31, 2009	87,087,161	$871	25,251,554	$253	$459,076	$433,880	$1,502	$895,582

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
			See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,094)	$155,036	$112,611
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	90,732	75,052	54,929
Impairment of goodwill and other intangible assets	164,255	—	—
Impairment of store assets	29,095	—	—
Deferred income taxes	(45,906)	(32,696)	(1,110)
Stock based compensation	25,600	29,039	24,303
Excess tax benefit from stock-based compensation	(1,786)	(34,918)	(36,932)
Tax benefit from exercise of stock options	369	5,396	2,572
Tax benefit from convertible bond hedge	3,017	2,811	2,686
Gain on sale of asset	(2,356)	—	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	3,090	(10,982)	(2,142)
Inventories	29,581	(127,027)	(105,766)
Prepaid expenses and other assets	(10,554)	(4,267)	(29,039)
Accounts payable	(56,709)	12,337	24,444
Accrued expenses	(7,575)	26,222	42,479
Income taxes payable / receivable	(63,089)	114,706	4,750
Deferred construction allowances	19,452	22,256	19,264
Deferred revenue and other liabilities	17,689	29,869	26,560

Net cash provided by operating activities	159,811	262,834	139,609

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(191,423)	(172,366)	(162,995)
Purchase of corporate aircraft	(25,107)	—	—
Proceeds from sale of corporate aircraft	27,463	—	—
Proceeds from sale-leaseback transactions	44,873	28,440	32,509
Payment for the purchase of Golf Galaxy, net of $4,859 cash acquired	—	(222,170)	—
Payment for the purchase of Chick’s Sporting Goods	—	(69,200)	—

Net cash used in investing activities	(144,194)	(435,296)	(130,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	—	—	—
Construction allowance receipts	11,874	13,282	17,902
Payments on long-term debt and capital leases	(6,793)	(1,058)	(184)
Proceeds from sale of common stock under employee stock purchase plan	5,174	4,507	3,734
Proceeds from exercise of stock options	7,320	30,259	23,042
Excess tax benefit from stock-based compensation	1,786	34,918	36,932
Repurchase of common stock	(386)	—	—
(Decrease) increase in bank overdraft	(9,927)	4,785	8,829

Net cash provided by financing activities	9,048	86,693	90,255

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(135)	134	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,530	(85,635)	99,378
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,307	135,942	36,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,837	$50,307	$135,942

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$28,310	$10,657	$5,749
Accrued property and equipment	$(18,986)	$(6,928)	$11,475
Cash paid during the year for interest	$8,021	$12,314	$9,286
Cash paid during the year for income taxes	$167,721	$17,832	$68,483
Stock options issued for acquisition (net of $2,024 tax benefit upon exercise)	$7,093	$7,307	$—
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Basis of Presentation and Summary of Significant Accounting Policies
     Operations — Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 487 stores, the majority of which are located throughout the eastern half of the United States. On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”) by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”). The Consolidated Statements of Operations include the operations of Golf Galaxy and Chick’s from their dates of acquisition forward for fiscal 2007.
     Fiscal Year — The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2006, which includes 53 weeks.
     Principles of Consolidation — The consolidated financial statements include Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
     Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Interest income was $0.1 million, $1.6 million and $0.8 million for fiscal 2008, 2007 and 2006, respectively.
     Cash Management — The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 31, 2009 and February 2, 2008 include $74.8 million and $84.7 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
     Accounts Receivable — Accounts receivable consists principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $3.3 million and $2.9 million, as of January 31, 2009 and February 2, 2008, respectively.
     Inventories — Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances totaling $78.0 million and $72.8 million at January 31, 2009 and February 2, 2008, respectively.
     Property and Equipment — Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years
     For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense was $90.9 million, $75.2 million and $54.0 million for fiscal 2008, 2007 and 2006, respectively.
     Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Impairment of Long-Lived Assets and Costs Associated with Exit Activities — The Company evaluates its long-lived assets to assess whether the carrying values have been impaired whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows, using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus eventual net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. Based upon the Company’s review of the current and projected performance of certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores, the Company determined that the carrying value of these stores exceeds their estimated fair values, resulting in a non-cash impairment charge of $29.1 million in fiscal 2008. No store asset impairment charges were recorded during the years ended February 2, 2008 and February 3, 2007.
     A liability is recognized for costs associated with location closings, primarily future lease costs (net of estimated sublease income), and is charged to income when the Company ceases to use the location.
     Goodwill and Intangible Assets — Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company is required to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred.
     The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.
     The fair value of the Dick’s Sporting Goods reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required.
     Based on macroeconomic factors impacting the specialty golf business and recent and forecasted specialty golf operating performance, the Company determined that indicators of potential impairment were present for its Golf Galaxy reporting unit during the fiscal quarter ended January 31, 2009. As a result, the Company assessed the carrying value of goodwill and intangible assets for impairment acquired in its purchase of Golf Galaxy. Upon completion of the impairment test, the Company determined that the goodwill of its Golf Galaxy reporting unit was fully impaired and recorded a non-cash impairment charge of $111.3 million. No impairment charges were recorded for goodwill during the years ended February 2, 2008 and February 3, 2007.
     Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. The fair value of the Company’s intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
     As a result of the impairment analysis performed in connection with the Company’s intangible assets with indefinite lives, the Company determined that the carrying value of the trade name related to its Golf Galaxy

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reporting unit exceeded its estimated fair value. Accordingly, during 2008, the Company recorded a non-cash impairment charge of $49.9 million ($30.7 million after-tax) to reduce the value of the trade name to its estimated fair value. No impairment charges were recorded for indefinite-lived intangible assets during the years ended February 2, 2008 and February 3, 2007.
     The Company’s intangible assets that are subject to amortization primarily include customer lists and favorable leases. As a result of the impairment analysis performed in connection with the Company’s intangible assets, the Company determined that the carrying value of the customer list related to its Golf Galaxy reporting unit exceeded its estimated fair value. As a result, the Company recorded a non-cash impairment charge of $3.1 million ($1.9 million after-tax) in fiscal 2008 to reduce the value of the customer list to its estimated fair value. No impairment charges were recorded for finite-lived intangible assets during the years ended February 2, 2008 and February 3, 2007.
     Investments — Investments consist of shares of unregistered common stock and is carried at fair value within other assets in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value at the acquisition date was based upon the publicly quoted equity price of GSI Commerce Inc. (“GSI”) stock. Unrealized holding gains and losses on the stock are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 15).
     Deferred Revenue and Other Liabilities — Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances, unamortized capitalized rent during construction that was previously capitalized prior to the adoption of FSP 13-1, amounts deferred relating to the investment in GSI (see Note 15) and advance payments under the terms of building sale-leaseback agreements. Deferred liabilities related to construction allowances and capitalized rent, net of related amortization, was $105.6 million at January 31, 2009 and $102.8 million at February 2, 2008. Deferred revenue related to gift cards at January 31, 2009 and February 2, 2008 was $91.6 million and $96.6 million, respectively. Deferred rent, including deferred pre-opening rent, at January 31, 2009 and February 2, 2008 was $42.9 million and $34.9 million, respectively.
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
     Stock Split — On September 12, 2007, the Company’s Board of Directors declared a two-for-one stock split, in the form of a stock dividend, of the Company’s common shares for stockholders of record on September 28, 2007. The split became effective on October 19, 2007 by issuing our stockholders of record one additional share of common stock for every share of common stock held, and one additional share of Class B common stock for every share of Class B common stock held. Par value of the stock remains at $0.01 per share. Accordingly, an immaterial reclassification was made from additional paid-in capital to common stock for the cumulative number of shares issued as of January 31, 2009. The capital accounts, share data, and earnings per share data in this report give effect to the stock split, applied retroactively, to all periods presented. The applicable share and per-share data for all periods included herein have been restated to give effect to this stock split.
     Merger and Integration Costs — The Company recorded $15.9 million in merger and integration costs in the accompanying consolidated financial statements for fiscal 2008. These integration costs primarily include duplicative administrative costs, severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s Sporting Goods with the Company’s pre-existing business. In addition, the Company recorded $2.5 million in the provision for income taxes reflecting the tax impact of non-deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Stock-Based Compensation — The Company has the availability to grant stock options to purchase common stock under Dick’s Sporting Goods, Inc. 2002 Stock Option Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the “Plans”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock (see Note 11).
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
     Revenue Recognition — Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the Consolidated Statements of Operations in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.
     Cost of Goods Sold — Cost of goods sold includes the cost of merchandise, inventory shrinkage, freight, distribution and store occupancy costs. Occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.
     Selling, General and Administrative Expense — Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.
     Advertising Costs — Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising was $154.3 million, $152.4 million and $122.9 million for fiscal 2008, 2007 and 2006, respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
Merchandise Category	2008	2007	2006
Hardlines	$2,217	$2,163	$1,768
Apparel	1,254	1,077	811
Footwear	659	648	535

Total net sales	$4,130	$3,888	$3,114

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. The requirements of SFAS 157 are first effective as of the beginning of our 2008 fiscal year. However, in February 2008 the FASB decided that an entity need not apply this standard to nonrecurring nonfinancial assets and liabilities until the subsequent year. Accordingly, our adoption of SFAS 157 was limited to financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
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
     In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (“FSP APB 14-1”), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires retrospective application. Although FSP APB 14-1 will not impact the Company’s actual past or future cash flows, the Company expects the impact to pre-tax non-cash interest expense for fiscal, 2008, 2007 and 2006 to be approximately $8.0 million, $7.4 million and $6.9 million, respectively. The Company does not expect adoption of the FSP to have a material impact on the Company’s results in fiscal 2009 since the Company repaid substantially all of its convertible notes on February 18, 2009 (See Note 19).

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2. Correction to Previously Reported Amounts
     Certain corrections have been made for the reporting of the Company’s cash flows related to the receipt of construction allowances. Our Consolidated Statement of Cash Flows for the fiscal year ended February 3, 2007 has been revised to correct an immaterial error in our accounting for the receipt of construction allowances, which should have been presented as financing activities when such construction allowances related to stores where the Company is considered the owner at the time of receipt, rather than as operating or investing activities, as previously reported. The effect of this correction for the year ended February 3, 2007 was to decrease cash provided by operating activities by $3.0 million, increase cash used in investing activities by $14.9 million and increase cash provided by financing activities by $17.9 million. The correction did not affect the previously reported results of operations of the Company nor did it change the amount of total cash flows for the Company.

	Fiscal 2006
	As Previously reported	Correction	As corrected
	(In thousands)
Net cash provided by operating activities	$142,568	$(2,959)	$139,609
Net cash used in investing activities	(115,543)	(14,943)	(130,486)
Net cash provided by financing activities	$72,353	$17,902	$90,255
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
3. Acquisitions
     On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”), which became a wholly- owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. The Company paid $227.0 million which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our Second Amended and Restated Credit Agreement, as amended to date (the “Credit Agreement”).
     The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with Dick’s as the accounting acquirer. Accordingly, the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
fair value of net assets acquired was recorded as goodwill. Based upon the purchase price allocation, the Company recorded $111.3 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise. The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Inventory	$70,711
Other current assets (including cash)	19,685
Property and equipment, net	47,875
Other long term assets, excluding goodwill and other intangible assets	246
Trade name	65,749
Customer lists and other intangibles	5,659
Goodwill	111,312
Accounts payable	(33,890)
Accrued expenses	(13,999)
Other current liabilities	(9,683)
Other long-term liabilities	(29,329)

Fair value of net assets acquired, including intangibles	$234,336

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
     On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. for approximately $69.2 million. Chick’s shareholders did not subsequently meet specified performance criteria that would have enabled them to earn up to $5 million in additional contingent consideration.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill and identifiable intangible assets recorded in the acquisition will be tested for impairment as required by SFAS No. 142. Based upon the purchase price allocation, the Company recorded $43.3 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final, except for any potential income tax changes that may arise.
4. Goodwill and Other Intangible Assets
     As of January 31, 2009 and February 2, 2008, the Company had goodwill of $200.6 million and $304.4 million, respectively. The changes in carrying value of goodwill during the years ended January 31, 2009 is as follows (in thousands):

Balance as of February 3, 2007	$156,628
Acquisitions of Golf Galaxy and Chick’s	147,041
Purchase price adjustments	697

Balance as of February 2, 2008	304,366
Purchase price adjustments	7,540
Impairment	(111,312)

Balance as of January 31, 2009	$200,594

     Based on macroeconomic factors impacting the specialty golf business and recent and forecasted specialty golf operating performance, the Company determined that indicators of potential impairment were present during the fiscal quarter ended January 31, 2009. As a result, the Company assessed the carrying value of goodwill and intangible assets with indefinite lives for impairment acquired in its purchase of Golf Galaxy. Upon completion of the impairment test, the Company determined that the goodwill of its Golf Galaxy reporting unit was fully impaired and recorded a non-cash impairment charge of $111.3 million. No impairment charges were recorded for goodwill during the years ended February 2, 2008 and February 3, 2007.
     The Company acquired intangible assets totaling approximately $21.4 million during fiscal 2008, consisting primarily of the acquisition of a trademark covering certain golf equipment, golf balls, golf accessories and other sporting goods and equipment. The trademarks are indefinite-lived intangible assets, which are not being amortized. The Company acquired intangible assets totaling approximately $71.4 million during fiscal 2007, consisting primarily of a trade name and customer list resulting from the Company’s Golf Galaxy acquisition. The trade name is an indefinite-lived intangible asset, which is not being amortized. The customer list will be amortized over five years.
     As a result of the impairment analysis performed in connection with the Company’s intangible assets, the Company determined that the carrying value of the trade name and customer list related to its Golf Galaxy reporting unit exceeded its estimated fair value. Accordingly, during 2008, the Company recorded a non-cash charge of $53.0 million ($32.6 million after-tax) to reduce the value of these intangible assets to their estimated fair value. No impairment charges were recorded during the years ended February 2, 2008 and February 3, 2007.
     As of January 31, 2009 and February 2, 2008, the Company had indefinite-lived and finite-lived intangible assets of $38.0 million and $69.9 million, and $8.8 million and $10.1 million, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The components of intangible assets were as follows (in thousands):

	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trademarks	$22,070	$—	$4,219	$—
Trade name (indefinite-lived)	15,900	—	65,749	—
Trade name (finite-lived)	800	(658)	—	—
Customer list	1,200	—	5,153	(429)
Favorable leases and other	8,802	(1,268)	5,849	(503)

Total intangible assets	$48,772	$(1,926)	$80,970	$(932)

     Amortization expense for the Company’s finite-lived intangible assets is included in selling, general and administrative expenses, and was $1.7 million, $0.7 million and $0.1 million for fiscal 2008, 2007 and 2006, respectively. The estimated weighted average economic useful life is eleven years. The annual amortization expense of the finite-lived intangible assets recorded as of January 31, 2009 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2009	$994
2010	1,026
2011	1,146
2012	1,202
2013	1,086
Thereafter	3,422

Total	$8,876

5. Integration Activities and Facility Closures
     In connection with the Golf Galaxy and Chick’s acquisitions, we have incurred costs associated with the termination of employees, facility closures and other costs directly related to the acquisition and integration initiatives implemented. For those costs recognized in conjunction with the cost from the Company’s acquisitions, we have accounted for these costs in accordance with EITF 95-3, “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination” and therefore these costs are recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in merger and integration costs in the Consolidated Statements of Operations.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table summarizes the activity in fiscal 2008, 2007 and 2006 (in thousands):

			Inventory
	Associate Severance,	Liabilities Established	Reserve
	Retention and	for the Closing	for Discontinued
	Relocation	of Acquired Locations	Merchandise	Total
Balance at January 28, 2006	$120	$(569)	$—	$(449)

Cash paid (net of sublease receipts)	(120)	(85)	—	(205)
Adjustments to the estimate	—	—	—	—
Clearance of discontinued Galyan’s merchandise	—	—	—	—

Balance at February 3, 2007	$—	$(654)	$—	$(654)

Cash paid (net of sublease receipts)	—	121	—	121
Adjustments to the estimate	—	—	—	—
Store closing reserves established in conjuction with the Golf Galaxy acquisition	—	2,059	—	2,059

Balance at February 2, 2008	$—	$1,526	$—	$1,526

Liabilities and reserves established in connection with Golf Galaxy acquisition and integration	5,491	615	—	6,106
Liabilities and reserves established in connection with Chick’s acquisition and integration	970	15,143	3,012	19,125
Cash paid (net of sublease receipts)	(2,906)	(307)	—	(3,213)
Estimate adjustments and interest accretion	—	3,122	—	3,122
Clearance of discontinued Chick’s merchandise	—	—	(934)	(934)

Balance at January 31, 2009	$3,555	$20,099	$2,078	$25,732

     For the year ended January 31, 2009, $18.2 million of the $25.2 million liabilities and reserves established in connection with the Golf Galaxy and Chick’s acquisition and integration impacted previously recorded goodwill amounts.
     As of January 31, 2009 and February 2, 2008, the Company had a sublease receivable of $0.3 million and $3.3 million as our projected sublease cash flows exceed our anticipated rent payments for one of the closed former Galyan’s stores for each of the relative periods.
6. Store and Corporate Office Closings
     At a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the Consolidated Statements of Operations. The Company also records store closing reserves for acquired locations it plans to close as described in Note 5. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table summarizes the activity of the Company’s store closing reserves (in thousands):

	2008	2007
Accrued store closing and relocation reserves, beginning of period	$29,840	$26,096
Expense charged to earnings	—	1,530
Closing reserves related to Golf Galaxy (see Note 5)	615	2,059
Closing reserves related to Chick’s (see Note 5)	15,143	—
Cash payments	(4,125)	(7,291)
Interest accretion and other changes in assumptions	3,148	7,446

Accrued store closing and relocation reserves, end of period	44,621	29,840
Less: current portion of accrued store closing and relocation reserves	(9,001)	(9,404)

Long-term portion of accrued store closing and relocation reserves	$35,620	$20,436

     The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets.
7. Property and Equipment
     Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2008	2007
Buildings and land	$34,003	$34,003
Leasehold improvements	478,445	452,723
Furniture, fixtures and equipment	479,827	425,522

	992,275	912,248
Less: accumulated depreciation and amortization	(476,293)	(380,469)

Net property and equipment	$515,982	$531,779

     The amounts above include construction in progress of $30.1 million and $66.9 million for fiscal 2008 and 2007, respectively.
8. Accrued Expenses
     Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2008	2007
Accrued payroll, withholdings and benefits	$71,848	$74,495
Accrued property and equipment	14,371	33,200
Other accrued expenses	123,647	121,121

Total accrued expenses	$209,866	$228,816

9. Debt
     The Company’s outstanding debt at January 31, 2009 and February 2, 2008 was as follows (in thousands):

	2008	2007
Senior convertible notes	$172,500	$172,500
Revolving line of credit	—	—
Capital leases	8,392	7,721
Other debt	972	1,214

Total debt	181,864	181,435
Less: current portion	(606)	(250)

Total long-term debt	$181,258	$181,185

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
     As described in Note 19, the Company repaid substantially all of the notes on February 18, 2009. By their terms, the warrant and bond hedge concurrently expired and no longer had the ability to be exercised. Based on the current price of the Company’s common stock and the number of Notes remaining outstanding, the Company believes conversion of the remaining notes would not have a dilutive effect on the Company’s estimated outstanding number of shares as a result of the notes.

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
     On November 19, 2008, the Company entered into an Eighth Amendment to its Credit Agreement, the effect of which was to increase the aggregate revolving loan commitment by $90 million to a total of $440 million.
     As of January 31, 2009 and February 2, 2008, the Company’s total remaining borrowing capacity, after subtracting letters of credit, under the Credit Agreement was $417.5 million and $333.2 million, respectively. Borrowing availability under the Company’s Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement is based upon a formula at either (a) the prime corporate lending rate minus the applicable margin of 0.25% or (b) the London Interbank Offering Rate (“LIBOR”), plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on the level of total borrowings during the prior three months. Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $133.8 million as of January 31, 2009.
     At January 31, 2009 and February 2, 2008, the prime rate was 3.25% and 6.00%, respectively, and LIBOR was 4.19% and 3.14%, respectively. There were no outstanding borrowings under the Credit Agreement at January 31, 2009 and February 2, 2008.
     The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances and prohibits payment of any dividends. As of January 31, 2009, the Company was in compliance with the terms of the Credit Agreement.
     The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $350 million less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of January 31, 2009 and February 2, 2008, the Company had outstanding letters of credit totaling $22.5 million and $16.8 million, respectively.
     The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2008	2007
Balance, fiscal period end	$—	$—
Average interest rate	3.51%	6.50%
Maximum outstanding during the year	$244,598	$210,208
Average outstanding during the year	$74,845	$94,185
     Other Debt — Other debt, exclusive of capital lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2008	2007
Note payable, due in monthly installments of approximately $4, including interest at 4%, through 2019	$614	$662
Note payable, due in monthly installments of approximately $5, including interest at 11%, through 2018	358	378
Other	—	174

Total other debt	972	1,214
Less current portion:	(72)	(117)

Total Other Long-Term Debt	$900	$1,097

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed herein.
     Scheduled principal payments on other long-term debt as of January 31, 2009 are as follows (in thousands):

Fiscal Year
2009	$72
2010	78
2011	83
2012	88
2013	94
Thereafter	557

$972

     Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. In addition, the Company has a capital lease for a store location with a fixed interest rate of 10.6% that matures in 2024. The gross and net carrying values of assets under capital leases are approximately $8.2 million and $3.4 million, respectively, as of January 31, 2009 and $8.2 million and $3.8 million, respectively, as of February 2, 2008.
     Scheduled lease payments under capital lease obligations as of January 31, 2009 are as follows (in thousands):

Fiscal Year
2009	$1,347
2010	1,345
2011	1,117
2012	953
2013	971
Thereafter	10,233

15,966
Less: amounts representing interest	(7,574)

Present value of net scheduled lease payments	8,392
Less: amounts due in one year	(534)

$7,858

10. Operating Leases
     The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2039. Certain of the store lease agreements contain renewal options for additional periods of five-to-ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $319.2 million, $267.5 million and $205.8 million for fiscal 2008, 2007 and 2006, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $44.9 million, $28.4 million and $32.5 million for fiscal 2008, 2007 and 2006, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Scheduled lease payments due (including lease commitments for 32 stores not yet opened at January 31, 2009) under noncancelable operating leases as of January 31, 2009 are as follows (in thousands):

Fiscal Year
2009	$360,532
2010	369,937
2011	360,940
2012	348,479
2013	342,322
Thereafter	1,878,352

$3,660,562

     The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $1.1 million, $1.1 million and $1.2 million for fiscal 2008, 2007 and 2006, respectively.
11. Stock-Based Compensation and Employee Stock Plans
     The Company has the availability to grant stock options to purchase common stock under Dick’s Sporting Goods, Inc. 2002 Stock Option Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the “Plans”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock.
     The following represents total stock based compensation and ESPP expense recognized in the Consolidated Statements of Operations (in thousands):

	2008	2007	2006
Stock option expense	$20,345	$26,387	$23,075
Restricted stock expense	3,465	1,198	—
ESPP expense	1,790	1,454	1,228

Total stock-based compensation expense	$25,600	$29,039	$24,303

Total related tax benefit	$6,514	$10,982	$9,277
     Stock Option Plans —The Company grants stock options to purchase common stock under the Plans. Stock options generally vest over four years in 25% increments from the date of grant and expire 7 to 10 years from date of grant. As of January 31, 2009, there were 12,638,397 shares of common stock available for issuance pursuant to future stock option grants.
     The fair value of each stock option granted is estimated on the grant date using the Black-Scholes (“Black Scholes”) option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. These options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.
     The fair value of stock-based awards to employees is estimated on the date of grant using the Black Scholes valuation with the following weighted average assumptions:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Employee Stock Options			Employee Stock Purchase Plan
Black - Scholes Valuation Assumptions (1)	2008	2007	2006	2008	2007	2006
Expected life (years) (2)	5.51	5.29	5.29	0.5	0.5	0.5
Expected volatility (3)	35.89% — 41.80%	36.08% — 37.39%	37% — 39%	53.93% — 88.03%	25.66% — 39.19%	24% — 32%
Weighted average volatility	36.34%	36.96%	38.79%	67.26%	34.29%	28.44%
Risk-free interest rate (4)	2.01% — 3.51%	3.39% — 4.94%	4.44% — 4.97%	0.28% — 2.13%	3.32% — 5.02%	5.09% — 5.31%
Expected dividend yield	—	—	—	—	—	—
Weighted average grant date fair values	$10.26	$11.45	$8.34	$3.75	$6.87	$5.12

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

(3)	Expected volatility is based on the historical volatility of the Company’s common stock.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
     The stock option activity from January 28, 2006, through January 31, 2009 is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value
	Options	Share	(Years)	(in thousands)
Outstanding, January 28, 2006	23,278,774	$7.66	8.72	$249,432
Granted	2,756,916	19.61
Exercised	(5,371,716)	4.30
Forfeited / Expired	(1,031,146)	14.86

Outstanding, February 3, 2007	19,632,828	$9.88	6.64	$324,610
Granted	5,324,866	25.86
Exercised	(4,769,933)	6.34
Forfeited / Expired	(911,316)	20.62

Outstanding, February 2, 2008	19,276,445	$14.66	6.35	$352,494
Granted	795,455	26.96
Exercised	(686,905)	10.56
Forfeited / Expired	(761,560)	23.23

Outstanding, January 31, 2009	18,623,435	$14.99	5.43	$37,135

Exercisable, January 31, 2009	14,047,827	$11.62	4.71	$37,125

     The aggregate intrinsic value in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised for 2008, 2007 and 2006 was $8.5 million, $107.0 million and $106.9 million, respectively. The total fair value of options vested for 2008, 2007 and 2006 was $23.9 million, $38.1 million and $26.2 million, respectively. The nonvested stock option activity for the year ended January 31, 2009 is presented in the following table:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Weighted
		Average Fair
	Shares	Value
Nonvested, February 2, 2008	7,075,779	$10.40
Granted	795,455	10.26
Vested	(2,787,477)	8.56
Forfeited	(508,149)	10.51

Nonvested, January 31, 2009	4,575,608	$11.48

     As of January 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $30.4 million, which is expected to be recognized over a weighted average period of approximately 2.20 years.
     The Company issues new shares of common stock upon exercise of stock options.
     Additional information regarding options outstanding as of January 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of		Contractual	Average		Exercise
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Price
$0.54 - $1.08	758,963	2.12	$0.87	758,963	$0.87
$3.00 - $5.24	3,548,000	3.73	3.20	3,548,000	3.20
$6.74 - $10.37	918,154	3.67	9.14	908,356	9.13
$11.11 - $16.91	5,399,202	4.86	11.95	5,305,826	11.89
$17.34 - $26.01	3,545,067	6.82	19.21	2,057,012	18.85
$26.77 - $33.40	4,454,049	7.28	28.34	1,469,670	27.99

$0.54 - $33.40	18,623,435	5.43	$14.99	14,047,827	$11.62

     Restricted Stock — Beginning in fiscal 2007, the Company issued shares of restricted stock to eligible employees, subject to forfeiture until the end of an applicable vesting period, which is determined based on the employee’s continuing employment. The awards generally vest on the third anniversary of the date of grant.
     The restricted stock activity from February 3, 2007, through January 31, 2009 is presented in the following table:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested, February 3, 2007	—	$—
Granted	300,000	26.01
Vested	—	—
Forfeited / Expired	—	—

Nonvested, February 2, 2008	300,000	$26.01
Granted	413,843	27.39
Vested	(150,000)	26.01
Forfeited / Expired	(190,381)	26.40

Nonvested, January 31, 2009	373,462	$27.33

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     As of January 31, 2009, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock was approximately $7.6 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 2.14 years.
     Effective July 18, 2008, two executives at the Company’s Golf Galaxy subsidiary stepped down from their positions. Stock options granted to these executives exercisable for up to 630,000 shares of the Company’s common stock at an exercise price of $27.30 per share and all stock options previously granted to these executives that were exercisable for Golf Galaxy common stock (converted to options exercisable for Company’s common stock as a result of the acquisition of Golf Galaxy by the Company) became fully vested upon their departure. The 150,000 shares of restricted common stock granted to these executives on February 13, 2007 that were to vest based only on the passage of time also became fully vested. The executives forfeited any rights to an additional 150,000 shares of restricted common stock granted to them on February 13, 2007 that were to vest based on the attainment of certain performance metrics. The accelerated vesting of these stock options and restricted stock net of the reversal of previously recognized compensation expense for these individuals resulted in a pre-tax charge of $0.5 million, which is recorded in merger and integration costs on the Consolidated Statements of Operations.
     Employee Stock Purchase Plan - The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total number of shares issuable under the plan is 4,620,000. There were 380,438 and 204,955 shares issued under the plan during fiscal 2008 and 2007, respectively, leaving 1,050,397 shares available for future issuance. The fiscal 2008 shares were issued at an average price of $13.60.
     Common Stock, Class B Common Stock and Preferred Stock - During fiscal 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share from 100,000,000 to 200,000,000 and Class B common stock, par value $0.01 per share from 20,000,000 to 40,000,000. In addition, the Company’s corporate charter provides for the authorization of the issuance of up to 5,000,000 shares of preferred stock.
     The holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party and relatives of the related party hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradable. Each share of Class B common stock can be converted into one share common stock at the holder’s option.
12. Income Taxes
     The components of the provision for income taxes are as follows (in thousands):

	2008	2007	2006
Current:
Federal	$88,874	$118,305	$62,573
State	13,899	16,882	11,247

	102,773	135,187	73,820

Deferred:
Federal	(42,105)	(28,983)	631
State	(3,801)	(3,713)	623

	(45,906)	(32,696)	1,254

Total provision	$56,867	$102,491	$75,074

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.7%	3.6%	4.2%
Non-deductible compensation	12.8%	0.0%	0.0%
Goodwill impairment	208.4%	0.0%	0.0%
Other permanent items	1.3%	1.2%	0.8%

Effective income tax rate	261.2%	39.8%	40.0%

     The 2008 effective income tax rate includes $2.5 million of non-deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy and the impairment of non-deductible goodwill related to the 2007 acquisition of Golf Galaxy.
     Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2008	2007
Store closing expense	$16,769	$10,605
Stock based compensation	22,161	15,760
Employee benefits	11,791	6,527
Other accrued expenses not currently deductible for tax purposes	3,664	2,252
Deferred rent	21,434	16,117
Insurance	1,891	2,753
Gift cards	7,176	5,704
Deferred revenue currently taxable	4,651	4,148
Non-Income based tax reserves	3,055	2,787
Uncertain income tax positions	2,723	3,896
Property and equipment	11,401	279
Net operating loss carryforwards	742	1,740

Total deferred tax assets	107,458	72,568

Inventory	(20,932)	(17,525)
Intangibles	(8,196)	(28,963)

Total deferred tax liabilities	(29,128)	(46,488)

Net deferred tax asset	$78,330	$26,080

     The deferred tax asset from tax loss carryforwards of $0.7 million represents approximately $15.6 million of state net operating loss carryforwards, of which $0.9 million expires in the next ten years. The remaining $14.7 million expires between 2019 and 2026. In 2008, of the $78.3 million net deferred tax asset, $10.6 million is recorded in current assets and $67.7 million is recorded in other long-term assets in the Consolidated Balance Sheets. In 2007, of the $26.1 million net deferred tax asset, $19.7 million is recorded in current assets and $6.4 million is recorded in other long term assets in the Consolidated Balance Sheets.
     As of January 31, 2009, the total liability for uncertain tax positions, including related interest and penalties, was approximately $9.3 million. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties for the year ended January 31, 2009 (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008	2007
Beginning of year	$9,715	$10,342
Increases as a result of tax positions taken in a prior period	1,303	1,721
Decreases as a result of tax positions taken in a prior period	(2,627)	(1,527)
Increases as a result of tax positions taken in the current period	1,188	1,473
Decreases as a result of settlements during the current period	(1,545)	(2,190)
Reductions as a result of a lapse of statute of limitations during the current period	(205)	(104)

End of year	$7,829	$9,715

     The entire $7.8 million in unrecognized tax benefits, excluding interest and penalties, would impact our effective tax rate if recognized.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2009, the liability for uncertain tax positions included $1.5 million for the accrual of interest and penalties. During the years ended January 31, 2009 and February 2, 2008, the Company recorded interest and penalties in its Consolidated Statements of Operations of $0.7 million and $0.9 million, respectively. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $2.1 million of the Company’s gross unrecognized tax benefits at January 31, 2009 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Operations during fiscal 2009.
     The tax years 2004 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service examination for tax years 2004 -2005 is open and currently is expected to close in 2009. Management does not anticipate any potential settlement to result in a material change to the company’s financial position.
13. Interest Expense, net
     Interest expense, net is comprised of the following (in thousands):

	2008	2007	2006
Interest expense	$11,104	$12,856	$10,836
Interest income	(141)	(1,566)	(811)

Interest expense, net	$10,963	$11,290	$10,025

14. Earnings per Common Share
     The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. The aggregate common shares, totaling 8,776,048, that the Company could be obligated to issue upon conversion of our $172.5 million issue price of senior convertible notes was excluded from the calculations for fiscal 2008, 2007 and 2006. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	2008	2007	2006
Earnings per common share — Basic:
Net (loss) income	$(35,094)	$155,036	$112,611
Weighted average common shares outstanding	111,662	109,383	102,512
(Loss) earnings per common share	$(0.31)	$1.42	$1.10

Earnings per common share — Diluted:
Net (loss) income	$(35,094)	$155,036	$112,611
Weighted average common shares outstanding — Basic	111,662	109,383	102,512
Stock options, restricted stock and warrants	—	7,121	8,278

Weighted average common shares outstanding — Diluted	111,662	116,504	110,790
(Loss) earnings per common share	$(0.31)	$1.33	$1.02
     Due to the net loss for fiscal 2008, 19.0 million shares were excluded from the calculation of diluted loss per share, as these shares were anti-dilutive. Additionally, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive shares totaled 4.5 million and 0.4 million for fiscal 2007 and 2006, respectively.
15. Investments
     In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Internet site, which operates under the domain name “DicksSportingGoods.com,” which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that permitted the Company, at its election, to purchase an equity ownership in GSI at a price that was less than the GSI market value per share in lieu of royalties until Internet sales reached a predefined amount. The equity ownership consists of unregistered common stock of GSI and warrants to purchase unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue. In August 2008, the Company amended its agreement with GSI that among other things, extended the term of the agreement to February 1, 2024. The deferred revenue is being amortized through the term of the amended agreement. Deferred revenue at January 31, 2009 and February 2, 2008 was $1.1 million and $1.5 million, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.
16. Retirement Savings Plans
     The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees once they work 1,000 hours or more in a year and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a discretionary matching contribution which has typically been equal to 50% of each participant’s contribution up to 10% of the participant’s compensation, and may make an additional discretionary matching contribution. Total expense recorded under the plan was $4.1 million, $5.0 million and $3.0 million for fiscal 2008, 2007 and 2006, respectively.
     We have non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $8.1 million and $1.8 million at January 31, 2009, and February 2, 2008, respectively, and is included in long-term liabilities. Total expense recorded under these plans was $0.5 million, $5.5 million and $0.1 million for fiscal 2008, 2007 and 2006, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Commitments and Contingencies
     The Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required payments at January 31, 2009 is as follows (in thousands):

Fiscal Year
2009	$9,456
2010	10,790
2011	12,115
2012	14,935
2013	5,396
Thereafter	35,248

$87,940

     Also, the Company is required to pay additional royalties when the royalties that are based on the qualified purchases or retail sales (depending on the agreement) exceed the guaranteed minimum. The aggregate payments made under these agreements requiring minimum guaranteed contractual amounts were $9.7 million, $1.9 million and $0.7 million during fiscal 2008, 2007 and 2006, respectively.
     The Company also has certain naming rights, marketing, and other commitments extending through 2026 of $94.5 million. Payments under these commitments were $25.2 million for the 52 weeks ended January 31, 2009. Payments under these commitments are scheduled to be made as follows: 2009, $29.6 million; 2010, $11.7 million; 2011, $5.7 million; 2012, $6.0 million; 2013, $3.2 million; thereafter, $38.3 million.
     During fiscal 2008, the Company entered into a lease agreement for a new corporate headquarters building that it expects to occupy beginning in February 2010. The Company expects this lease to be classified as a capital lease obligation. Payments scheduled to be made under this lease agreement are $12.1 million annually in 2010 through 2013. Scheduled payments thereafter total $272.5 million through February 2035.
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
18. Fair Value Measurements
     The Company adopted SFAS 157 as of February 3, 2008 for its financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Financial assets measured at fair value as of January 31, 2009 are set forth in the table below:

Description	Level 1	Level 2	Level 3
Assets:
Unregistered common stock of GSI Commerce (see Note 15)	$2,629	$—	$—
Deferred compensation plan assets held in trust (see Note 16)	8,065	—	—

Total assets	$10,694	$—	$—

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19. Subsequent Event
     As of February 18, 2009, the Company received notice from the holders of its senior convertible notes issued in February 2004 who exercised their right to cause the Company to purchase their notes outstanding on February 18, 2009 at a price equal to the sum of the issuance price plus accrued original issue discount of such notes on the redemption date ($676.25 per note). The Company had $172.5 million aggregate principal amount of such notes outstanding at January 31, 2009. On February 18, 2009, the Company purchased $172.4 million of these notes. The Company used availability under its Credit Agreement to fund the redemption.
20. Quarterly Financial Information (Unaudited)
     Summarized quarterly financial information in fiscal years 2008 and 2007 is as follows (in thousands, except earnings (loss) per share):

	Fiscal 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$912,112	$1,086,294	$924,191	$1,207,531
Gross profit	259,106	319,658	253,100	352,183
Income (loss) from operations (2)	34,218	75,431	13,602	(92,872)
Net income (loss)	20,775	41,115	7,393	(104,377	) (1)
Net earnings (loss) per share:
Basic (2)	$0.19	$0.37	$0.07	$(0.93)
Diluted (2)	$0.18	$0.35	$0.06	$(0.93)
Weighted average number of shares of common stock outstanding:
Basic	111,216	111,483	111,906	112,115
Diluted	117,295	116,806	116,774	112,115

	Fiscal 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales (2)	$823,553	$1,013,421	$838,831	$1,212,615
Gross profit	244,419	298,660	238,663	376,320
Income from operations	39,291	83,194	21,682	124,650
Net income (2)	21,701	47,930	12,233	73,171
Net earnings per share:
Basic (2)	$0.20	$0.44	$0.11	$0.66
Diluted (2)	$0.19	$0.41	$0.10	$0.62
Weighted average number of shares of common stock outstanding:
Basic	107,098	108,580	110,804	111,033
Diluted	114,442	115,528	118,305	117,721

(1)	The net loss in the fourth quarter of 2008 includes non-cash impairment charges of $193.4 million.

(2)	Quarterly results for fiscal 2008 and 2007 do not add to full year results due to rounding.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.
(Registrant)
By: /s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer
Date: March 20, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK	Chairman, Chief Executive	March 20, 2009
Edward W. Stack	Officer and Director

/s/ TIMOTHY E. KULLMAN	Executive Vice President —	March 20, 2009
Timothy E. Kullman	Finance, Administration, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ WILLIAM J. COLOMBO	Vice Chairman and Director	March 20, 2009
William J. Colombo

/s/ EMANUEL CHIRICO	Director	March 20, 2009
Emanuel Chirico

/s/ DAVID I. FUENTE	Director	March 20, 2009
David I. Fuente

/s/ LAWRENCE J. SCHORR	Director	March 20, 2009
Lawrence J. Schorr

/s/ LARRY D. STONE	Director	March 20, 2009
Larry D. Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and for each of the three fiscal years in the period ended January 31, 2009, and the Company’s internal control over financial reporting as of January 31, 2009, and have issued our reports thereon dated March 20, 2009 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 4, 2007); such consolidated financial statements and reports are included herein. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 of Part IV. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 20, 2009

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charged to	Other -		Balance at
	Beginning	Costs and	Acquisition		End
	of Period	Expenses	Related	Deductions	of Period
Fiscal 2006
Inventory reserve	$9,331	$10,545	$—	$(3,980)	$15,896
Allowance for doubtful accounts	1,900	925	—	(794)	2,031

Fiscal 2007
Inventory reserve	$15,896	$6,973	$1,327	$(4,981)	$19,215
Allowance for doubtful accounts	2,031	3,459	212	(2,817)	2,885

Fiscal 2008
Inventory reserve	$19,215	$10,814	$3,012	$(7,674)	$25,367
Allowance for doubtful accounts	2,885	5,507	—	(5,133)	3,259

Index to Exhibits

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of November 13, 2006, by and among the Registrant, Golf Galaxy, Inc. and Yankees Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 30, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant, the Lenders party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004.

Exhibit
Number	Description	Method of Filing
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Registrant’s 2002 Stock Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-102385, filed on January 7, 2003

10.4	Lease Agreement, dated November 3, 1999, for 75,000 square foot distribution center in Conklin, NY	Incorporated by reference to Exhibit 10.9 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.5	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.7	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.8	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.9	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

10.10	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004.

10.11	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005.

10.12	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the Lenders party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.13	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 10, 2004.

10.14	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Dick’s Sporting Goods, Inc.	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

Exhibit
Number	Description	Method of Filing
10.15	Offer Letter between the Company and Gwen K. Manto, Executive Vice President and Chief Merchandising Officer	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 9, 2005

10.16	Aircraft Sublease Agreement, dated February 13, 2006, for the business use of an aircraft, between Dick’s Sporting Goods, Inc. and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 14, 2006

10.17	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 6, 2006

10.18	First Amendment to the Second Amended and Restated Credit Agreement dated as of November 9, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

10.19	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.20	Cover Letter and Second Amended and Restated Employment Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.21	Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.22	Restricted Stock Award Agreement, dated February 13, 2007	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

10.23	Third Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2007

10.24	Golf Galaxy, Inc. Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.25	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.26	Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement, File No. 001-31463, filed on May 3, 2007

10.27	Offer Letter between Dick’s Sporting Goods, Inc. and Timothy E. Kullman, dated February 5, 2007, as amended by letter dated February 9, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 20, 2007

10.28	Amendment to Dick’s Sporting Goods, Inc. Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q, File No. 001-31463, filed on June 6, 2007

10.29	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated July 27, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on August 2, 2007

Exhibit
Number	Description	Method of Filing
10.30	Amendment dated June 22, 2007 to Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 28, 2007

10.31	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 20, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 7, 2007

10.32	Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008.

10.33	First Amendment to Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008.

10.34	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of January 24, 2008	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008.

10.35	Written Description of Performance Incentive Awards	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008.

10.36	Form of Restricted Stock Award	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008.

10.37	Registrant’s Amended and Restated 2002 Stock Plan	Incorporated by reference to Appendix A to the Registrant’s Schedule 14A, File No. 001-31463, filed on May 7, 2008

10.38	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.39	Amendment to Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.40	Amendment to Golf Galaxy, Inc.’s Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.41	Second Amendment to Registrant’s Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.42	Third Amendment to Registrant’s Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.43	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 26, 2008

10.44	Eighth Amendment and Joinder to the Second Amended and Restated Credit Agreement, dated as of November 19, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 19, 2008

Exhibit
Number	Description	Method of Filing
10.45	Agreement and General Release between Registrant, Golf Galaxy, Inc. and Randall K. Zanatta, dated as of June 26, 2008	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on November 26, 2008

10.46	Second Amendment to the Dick’s Sporting Goods Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Filed herewith

10.47	Fourth Amendment to the Dick’s Sporting Goods Supplemental Smart Savings Plan, dated as of December 4, 2008	Filed herewith

10.48	First Amendment to the Amended and Restated Employee Stock Purchase Plan, dated as of December 4, 2008	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 20, 2009 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer, dated as of March 20, 2009 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 20, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer, dated as of March 20, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith