Form 10-Q
period 2009-05-02
DICKS SPORTING GOODS INC
filed 2009-05-22
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 19, 2009 was 87,173,992 and 25,251,554, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
		(As adjusted,
		see Note 2)
Net sales	$959,662	$912,112

Cost of goods sold, including occupancy and distribution costs	709,239	653,006

GROSS PROFIT	250,423	259,106

Selling, general and administrative expenses	226,123	219,964
Merger integration costs	4,354	—
Pre-opening expenses	3,029	4,924

INCOME FROM OPERATIONS	16,917	34,218

Gain on sale of asset	—	(2,356)
Interest expense, net	1,591	3,608

INCOME BEFORE INCOME TAXES	15,326	32,966

Provision for income taxes	5,105	13,361

NET INCOME	$10,221	$19,605

EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.18
Diluted	$0.09	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	112,359	111,216
Diluted	116,220	117,295
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	May 2,	January 31,
	2009	2009
		(As adjusted,
		see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,762	$74,837
Accounts receivable, net	33,213	57,803
Income taxes receivable	1,462	5,638
Inventories, net	979,899	854,771
Prepaid expenses and other current assets	56,904	46,194
Deferred income taxes	12,107	10,621

Total current assets	1,129,347	1,049,864

Property and equipment, net	512,299	515,982
Construction in progress — leased facilities	76,156	52,054
Intangible assets, net	46,514	46,846
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	73,211	67,709
Investments	4,059	2,629
Other	28,759	26,168

Total other assets	106,029	96,506

TOTAL ASSETS	$2,070,939	$1,961,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$445,233	$299,113
Accrued expenses	210,430	208,286
Deferred revenue and other liabilities	84,412	102,866
Income taxes payable	4,191	2,252
Current portion of other long-term debt and capital leases	607	606

Total current liabilities	744,873	613,123

LONG-TERM LIABILITIES:
Senior convertible notes	—	172,179
Revolving credit borrowings	116,301	—
Other long-term debt and capital leases	8,604	8,758
Non-cash obligations for construction in progress — leased facilities	76,156	52,054
Deferred revenue and other liabilities	213,465	222,155

Total long-term liabilities	414,526	455,146

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	872	871
Class B common stock	253	253
Additional paid-in capital	484,649	477,919
Retained earnings	423,253	413,032
Accumulated other comprehensive income	2,513	1,502

Total stockholders’ equity	911,540	893,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,070,939	$1,961,846

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
		(As adjusted, see
		Note 2)
NET INCOME	$10,221	$19,605
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on available-for-sale securities, net of tax	929	(448)
Foreign currency translation adjustment, net of tax	82	(93)

COMPREHENSIVE INCOME	$11,232	$19,064

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2009 (as adjusted, See Note 2)	87,087,161	$871	25,251,554	$253	$477,919	$413,032	$1,502	$893,577
Exchange of Class B common stock for common stock	—	—	—	—	—	—	—	—
Sale of common stock under stock plan	—	—	—	—	—	—	—	—
Exercise of stock options	65,725	1	—	—	688	—	—	689
Net income	—	—	—	—	—	10,221	—	10,221
Stock-based compensation	—	—	—	—	5,986	—	—	5,986
Total tax benefit from exercise of stock options	—	—	—	—	56	—	—	56
Foreign currency translation adjustment, net of taxes of $50	—	—	—	—	—	—	82	82
Unrealized gain on securities available-for-sale, net of taxes of $544	—	—	—	—	—	—	929	929

BALANCE, May 2, 2009	87,152,886	$872	25,251,554	$253	$484,649	$423,253	$2,513	$911,540

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
		(As adjusted, see
		Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,221	$19,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,096	20,400
Amortization of convertible note discount	321	1,851
Deferred income taxes	(6,988)	(10,950)
Stock-based compensation	5,986	5,370
Excess tax benefit from stock-based compensation	(62)	(848)
Tax benefit from exercise of stock options	72	159
Gain on sale of asset	—	(2,356)
Other non-cash items	428	254
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	15,352	7,922
Inventories	(125,128)	(83,179)
Prepaid expenses and other assets	(11,959)	(16,450)
Accounts payable	138,802	38,456
Accrued expenses	(9,889)	(20,223)
Income taxes receivable / payable	5,603	(48,328)
Deferred construction allowances	3,611	7,324
Deferred revenue and other liabilities	(19,735)	(5,127)

Net cash provided by (used in) operating activities	31,731	(86,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,352)	(49,393)
Purchase of corporate aircraft	—	(25,107)
Proceeds from sale of corporate aircraft	—	27,463
Proceeds from sale-leaseback transactions	11,502	—

Net cash used in investing activities	(17,850)	(47,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	116,301	121,485
Payments of convertible notes	(172,500)	—
Payments on other long-term debt and capital leases	(1,930)	(59)
Construction allowance receipts	7,022	7,454
Proceeds from exercise of stock options	689	2,456
Excess tax benefit from stock-based compensation	62	848
Increase (decrease) in bank overdraft	7,318	(2,244)

Net cash (used in) provided by financing activities	(43,038)	129,940

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	82	(93)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,075)	(3,310)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,837	50,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,762	$46,997

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$24,102	$7,405
Accrued property and equipment	$6,033	$16,835
Cash paid for interest	$2,753	$2,841
Cash paid for income taxes	$11,734	$72,537
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 498 stores, the majority of which are located throughout the eastern half of the United States. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial statements are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2009 as filed with the Securities and Exchange Commission on March 20, 2009. Operating results for the 13 weeks ended May 2, 2009 are not necessarily indicative of the results that may be expected for the year ending January 30, 2010 or any other period.
FASB Staff Position APB 14-1
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1 (“FSP 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). Under FSP 14-1, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of income. The retroactive application of FSP 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the 13 weeks ended May 3, 2008 of $2.0 million, or $0.01 per diluted share.
The following table sets forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	13 Weeks Ended May 3, 2008
	As previously
	reported	Adjustment	As adjusted
	(in thousands)
Consolidated Statements of Income:
Interest expense	$1,658	$1,950	$3,608
Provision for income taxes	14,141	(780)	13,361
Net income	20,775	(1,170)	19,605

	January 31, 2009
	As previously
	reported	Adjustment	As adjusted
	(in thousands)
Consolidated Balance Sheets:
Other assets	$30,846	$(4,678)	$26,168
Accrued expenses	209,866	(1,580)	208,286
Income taxes payable	3,024	(772)	2,252
Senior convertible notes	172,500	(321)	172,179
Additional paid-in capital	459,076	18,843	477,919
Retained earnings	433,880	(20,848)	413,032
The debt and equity components recognized for the Company’s convertible notes as of January 31, 2009 were as follows:

Principal amount of convertible notes	$172,500
Unamortized discount (1)	321
Net carrying amount	172,179
Additional paid-in capital	33,175

(1)	Remaining recognition period of 0.5 months as of January 31, 2009
The amount of interest expense recognized and the effective interest rate for the Company’s convertible notes were as follows:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Contractual coupon interest	$171	$1,024
Amortization of discount on convertible notes	321	1,851

Interest expense	$492	$2,875

Effective interest rate	7%	7%
3. Newly Issued Accounting Pronouncements
In April 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments  and provides additional disclosure requirements. SFAS No. 115-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company does not expect FSP 115-2 to have a material impact on its consolidated financial statements upon adoption.
4. Store Closing and Relocation Reserves
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
The following table summarizes the activity in fiscal 2009 and 2008 (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Accrued store closing and relocation reserves, beginning of period	$44,621	$29,840
Expense charged to earnings	378	—
Cash payments	(985)	(2,626)
Interest accretion and other changes in assumptions	(2,620)	2,459

Accrued store closing and relocation reserves, end of period	41,394	29,673
Less: current portion of accrued store closing and relocation reserves	(10,042)	(7,747)

Long-term portion of accrued store closing and relocation reserves	$31,352	$21,926

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the consolidated balance sheets.
5. Earnings per Share
The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options, restricted stock and warrants. The number of incremental shares from the assumed exercise of stock options, restricted stock and warrants is calculated by applying the treasury stock method. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Net income	$10,221	$19,605

Weighted average common shares outstanding (for basic calculation)	112,359	111,216
Dilutive effect of outstanding common stock options, restricted stock and warrants	3,861	6,079

Weighted average common shares outstanding (for diluted calculation)	116,220	117,295

Net earnings per common share — basic	$0.09	$0.18
Net earnings per common share — diluted	$0.09	$0.17
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options excluded from the calculation of earnings per share for the 13 weeks ended May 2, 2009 and May 3, 2008 were 9.4 million and 5.2 million, respectively.
6. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Interest expense	$1,847	$4,003
Interest income	256	395

Interest expense, net	$1,591	$3,608

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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the current economic and financial downturn may cause a continued decline in consumer spending; changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our quarterly operating results and comparable store sales may fluctuate substantially; potential volatility in our stock price; our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; unauthorized disclosure of sensitive or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, distributors and manufacturers and their ability to provide us with sufficient quantities of products and risks associated with relying on foreign sources of production; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor and the sale of consumer products; risks relating to e-commerce; risks relating to problems with or disruption of our current management information systems; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining business and/or assimilating acquired companies; our ability to meet our labor needs; we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; various risks associated with our exclusive brand offerings; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; impairment in the carrying value of goodwill or other acquired intangibles; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
On February 13, 2007, Dick’s Sporting Goods, Inc. acquired Golf Galaxy, Inc. (“Golf Galaxy”) which became a wholly-owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. On November 30, 2007, Dick’s acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”), which also became a wholly-owned subsidiary of Dick’s. Due to these acquisitions, additional risks and uncertainties could arise that could affect our financial performance and actual results and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management. Such risks, which are difficult to predict with a level of certainty and may be greater than expected, include, among others, risks and costs associated with combining businesses and/or with assimilating acquired companies (including our ability to estimate future integration costs related to the integration of the operations and achieving expected future costs savings from the integration).
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
As of May 2, 2009 we operated 394 Dick’s stores in 39 states, 91 Golf Galaxy stores in 31 states and 13 Chick’s stores in southern California, with approximately 24.1 million square feet, in 42 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.
Effective February 1, 2009, the Company amended its e-commerce agreement and began recording e-commerce revenues on a gross basis as the principal party in the transactions compared to its prior recording of these revenues on a net basis pursuant to EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
The primary factors which historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, its positive comparable store sales, and its strong gross profit margins. In the last five years, the Company has grown from 234 stores as of the end of fiscal 2004 to 498 stores as of May 2, 2009, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting the current economic conditions.
The 13 weeks ended May 2, 2009, like fiscal 2008, continued to be a difficult operating environment for our industry due to numerous external factors weighing on specialty retail sales. The pressures on the consumer have intensified as unemployment has risen, equity markets have declined, and concerns about the broader economy have grown. These factors, combined with falling home prices and tight credit markets, suggest continued pressure on specialty retail consumers in the near term. The Company continues to see the greatest sales weakness in bigger ticket, discretionary purchases such as golf and exercise equipment, while the lodge business has benefited from higher gun and ammunition sales. However, since the balance of macroeconomic factors that impact the Company’s business remains unfavorable, the Company will continue to take a cautious approach to ensure that it is well-positioned to capitalize on opportunities as they develop.
As a result, the Company has implemented numerous strategies to help it manage through these uncertain times, including remaining focused on reducing costs, conserving cash and managing inventories in line with sales trends. The Company has trimmed planned fiscal 2009 capital expenditures to approximately $60 million compared to $115 million in fiscal 2008, net of proceeds from sale leaseback transactions and allowances received from landlords. The Company believes its strong balance sheet, which includes $45.8 million in cash and cash equivalents, $116.3 million in outstanding borrowings under its $440 million Second Amended and Restated Credit Agreement (“Credit Agreement”) and an inventory per square foot reduction of 9.7% at May 2, 2009 compared to the same period in fiscal 2008, increases its financial flexibility and further strengthens its ability to successfully manage through this economic crisis. The Company reduced its outstanding borrowings by $5.2 million compared to May 3, 2008, even after the repayment of $172.5 million of the Company’s senior convertible notes during the quarter ended May 2, 2009.
The Company expects to continue to generate positive cash flow to fund its operations and to take advantage of growth opportunities. The Company believes its existing Credit Agreement is sufficient to support its ongoing operations and future plans for fiscal 2009.
In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales performance — For the 13 weeks ended May 2, 2009, the Company’s comparable store sales decreased 6.0% compared to a 3.8% decrease during the same period in fiscal 2008. The comparable store sales calculation for the first quarter of fiscal 2009 includes Dick’s Sporting Goods stores and Golf Galaxy stores. The comparable store sales calculation for the first quarter of fiscal 2008 includes Dick’s Sporting Goods stores only. The Company believes that its comparable stores sales performance was affected by numerous challenges including a difficult macroeconomic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements have been hampered by the macroeconomic environment. The Company’s current strategy is to target a general overall trend to return to positive comparable store sales growth; although it recognizes that it continues to be affected by many of these factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 800 Dick’s locations across the United States.
•	Positive operating cash flow — The Company generated $31.7 million of cash flow from operations in the 13 weeks ended May 2, 2009 while cash flows used by operations totaled $86.1 million during the same period in fiscal 2008. The Company believes that historically, a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with its corporate headquarters and its distribution centers, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of Item 2 herein.

•	Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Cost reduction efforts — The Company implemented numerous initiatives during fiscal 2008 aimed at maintaining tighter expense controls. These initiatives included optimizing the Company’s overall advertising costs, costs associated with operating its stores and distribution centers as well as general and administrative costs. The Company has redirected a portion of its advertising costs to enhance consumer penetration by focusing on events, frequency, distribution, media types and sponsorships. The Company has adjusted store staffing levels and operating hours to reflect current and anticipated traffic levels and has focused on energy conservation programs to further lower store operating costs. Staffing adjustments at the Company’s distribution centers, including the closure of the Conklin return to vendor facility in March 2009, have been made to reflect anticipated merchandise receipt volumes. The Company has also implemented various administrative cost reduction initiatives, including a freeze on corporate staffing levels other than those necessitated by our back office consolidation of recently acquired businesses, efforts to manage compensation related expenses and reducing travel and entertainment expenses.

•	Capital reduction efforts — The Company expects to reduce its net capital spending in fiscal 2009 to a projected target of $60 million compared to $115 million in fiscal 2008. The Company plans to scale back its store expansion program to approximately 20 stores during fiscal 2009. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects among required, discretionary and strategic.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended May 2, 2009.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter totaled $10.2 million, or $0.09 per diluted share, as compared to net income of $19.6 million, or $0.17 per diluted share for the 13 weeks ended May 3, 2008.
Net sales for the current quarter increased 5% to $959.7 million, due primarily to new store sales and the addition of e-commerce sales, partially offset by a comparable store sales decrease of 6.0%. Golf Galaxy is included in the Company’s full year comparable store sales calculation for fiscal 2009.
As a percentage of net sales, gross profit decreased 232 basis points to 26.09% for the quarter, due primarily to lower merchandise margins that were impacted by clearance activity at Golf Galaxy stores, an increase in promotions at Dick’s stores, which resulted in better than anticipated gross margin dollars, and the inventory liquidation at the Chick’s stores prior to their conversion to Dick’s stores. Gross profit was further impacted by fixed occupancy expenses that de-leveraged due to the larger comparable store sales decline in the current quarter compared to last year’s quarter.
We ended the first quarter with $116.3 million of outstanding borrowings on our Credit Agreement. There were no outstanding borrowings as of January 31, 2009.
The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended				13 Weeks Ended
	May 2, 2009				May 3, 2008
	Dick’s Sporting				Dick’s Sporting
	Goods	Golf Galaxy	Chick’s	Total	Goods	Golf Galaxy	Chick’s	Total
Beginning stores	384	89	14	487	340	79	15	434
New	9	1	—	10	8	4	—	12
Closed	—	—	—	—	—	—	—	—
Converted	1	1	(1)	1	—	—	—	—

Ending stores	394	91	13	498	348	83	15	446

Relocated stores	—	—	—	—	—	—	—	—

The following table presents for the periods indicated items in the unaudited consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	May 2,	May 3,	from Prior Year
	2009 (1)	2008	2008-2009 (1)
		(As adjusted,
		see Note 2)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	73.91	71.59	232

Gross profit	26.09	28.41	(232)
Selling, general and administrative expenses (4)	23.56	24.12	(56)
Merger and integration costs (5)	0.45	—	45
Pre-opening expenses (6)	0.32	0.54	(22)

Income from operations	1.76	3.75	(199)
Gain on sale of asset (7)	—	(0.26)	26
Interest expense, net (8)	0.17	0.40	(23)

Income before income taxes	1.60	3.61	(201)
Provision for income taxes	0.53	1.46	(93)

Net income	1.07%	2.15%	(108)

Other Data:
Comparable store net sales decrease (9)	-6.0%	-3.8%
Number of stores at end of period	498	446
Total square feet at end of period	24,143,858	21,594,415

(1)	Column does not add due to rounding.

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

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Merger and integration costs primarily include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance.

(6)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(7)	Gain on sale of asset resulted from the Company exercising a buyout option on an aircraft lease and subsequently selling the aircraft.

(8)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(9)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.
13 Weeks Ended May 2, 2009 Compared to the 13 Weeks Ended May 3, 2008
Net Income
Net income for the current quarter totaled $10.2 million, or $0.09 per diluted share, as compared to net income of $19.6 million, or $0.17 per diluted share, for the 13 weeks ended May 3, 2008. The decrease was primarily due to a decrease in gross profit, an increase in selling, general and administrative expenses and merger and integration costs incurred by the Company in consolidating Chick’s with the Company’s pre-existing business.
Net Sales
Net sales for the current quarter increased 5% to $959.7 million, due primarily to new store sales and the addition of e-commerce sales, partially offset by a comparable store sales decrease of 6.0%. Golf Galaxy is included in the Company’s full year comparable store sales calculation for fiscal 2009.
The decrease in comparable store sales is mostly attributable to sales decreases in exercise, other footwear, outerwear and outerwear accessories, athletic apparel and team sports. These sales decreases were partially offset by increases in hunting, guns and athletic footwear.
The comparable store sales decrease was driven primarily by a decrease in transactions of approximately 2.5% and a decrease of approximately 2.1% in average unit retail price at Dick’s stores, reflecting declining consumer confidence that resulted in lower traffic and more cautious spending. Every 1% change in comparable store sales would have impacted earnings before income taxes for the 13 weeks ended May 2, 2009 by approximately $3 million.
Income from Operations
Income from operations decreased to $16.9 million for the current quarter from $34.2 million for the 13 weeks ended May 3, 2008. The decrease was primarily due to a $6.2 million increase in selling, general and administrative expenses, decreases in gross profit totaling $8.7 million and $4.4 million of merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit decreased 3% to $250.4 million for the current quarter from $259.1 million for the 13 weeks ended May 3, 2008. The 232 basis point decrease is due primarily to a 160 basis point decrease in merchandise margins that were impacted by clearance activity at Golf Galaxy stores, an increase in promotions at Dick’s stores, which resulted in better than anticipated gross margin dollars, and the inventory liquidation at the Chick’s stores prior to their conversion to Dick’s stores. Gross profit was further impacted by fixed occupancy expenses that de-leveraged 36 basis points due to the larger comparable store sales decline in the current quarter compared to last year’s quarter.
Selling, general and administrative expenses increased 3% to $226.1 million for the current quarter from $220.0 million for the 13 weeks ended May 3, 2008. The current quarter includes expenses totaling $5.6 million related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. Selling, general and administrative expenses decreased as a percentage of net sales by 56 basis points due primarily to maintaining store payroll and advertising expenses at the same levels as last year despite the increase in sales in the current quarter compared to last year. The Company has adjusted store staffing levels and operating hours to reflect lower customer traffic levels, and advertising expenses have been lowered along with other operating expenses as part of the Company’s goal to reduce such costs by $40 — 50 million in fiscal 2009 compared to fiscal 2008. The Company estimates these cost reductions will be partially offset by approximately $30 million of costs related to the Company’s e-commerce operations for the fiscal year.
The 13 weeks ended May 2, 2009 include $4.4 million of merger and integration costs. These costs are related to the integration of Chick’s operations and include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance.
Pre-opening expenses decreased to $3.0 million for the quarter from $4.9 million for the 13 weeks ended May 3, 2008. Pre-opening expenses were for the opening of nine new Dick’s stores and one new Golf Galaxy store during the quarter. Pre-opening expense in any period fluctuate depending on the timing and number of new stores which open in preceding and subsequent quarters.
Gain on Sale of Asset
The Company exercised its early buy-out rights on an aircraft lease during the 13 weeks ended May 3, 2008. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.
Interest Expense, Net
Interest expense, net, was $1.6 million for the quarter as compared to $3.6 million for the 13 weeks ended May 3, 2008. The Company’s average borrowings outstanding on our Credit Agreement increased to $104.3 million for the quarter from $56.8 million for the 13 weeks ended May 3, 2008, due primarily to the repayment of $172.5 million for the Company’s senior convertible notes in the first quarter of fiscal 2009. The average interest rate on the revolving line of credit decreased by 230 basis points over last year. The retroactive application of FSP 14-1 resulted in the recognition of additional non-cash interest expense totaling $2.0 million for the 13 weeks ended May 3, 2008.
Income Taxes
The Company’s effective tax rate was 33.3% for the 13 weeks ended May 2, 2009 as compared to 40.5% for the same period last year. The current quarter’s effective tax rate is impacted by a $1.1 million reduction in income tax expense due to the resolution of an income tax audit for a prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
The following discussion has been updated to reflect the effects of the adjustment of previously reported amounts discussed in Note 2 to the unaudited consolidated financial statements.
Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Net cash provided by (used in) operating activities	$31,731	$(86,120)
Net cash used in investing activities	(17,850)	(47,037)
Net cash (used in) provided by financing activities	(43,038)	129,940
Effect of exchange rate changes on cash	82	(93)

Net decrease in cash and cash equivalents	$(29,075)	$(3,310)

Operating Activities
Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-holiday inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with holiday sales and this inventory reduction, combined with proportionately higher net income, typically produces significant positive cash flow.
Cash provided by operating activities for the 13 weeks ended May 2, 2009 totaled $31.7 million. The seasonal increase in inventory during the quarter used $125.1 million which was offset by the seasonal increase in accounts payable which provided $138.8 million. The Company’s efforts to reduce merchandise procurement closer to sales trends in the fourth quarter of fiscal 2008 favorably affected first quarter fiscal 2009 cash flows. Net income for the 13 weeks ended May 2, 2009 provided $10.2 million, and the non-cash charge for depreciation and amortization totaled $25.1 million.
Investing Activities
Cash used in investing activities for the 13 weeks ended May 2, 2009 decreased by $29.2 million, to $17.9 million as the Company implemented its plan to lower capital expenditures net of deferred construction allowances and proceeds from sale leaseback transactions by approximately $55 million in fiscal 2009 compared to fiscal 2008. The Company’s gross capital expenditures used $29.4 million during the quarter, which related primarily to the opening of new stores, the conversion of Chick’s stores, information systems and administrative and distribution facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $11.5 million in the 13 weeks ended May 2, 2009.
We opened ten stores during the 13 weeks ended May 2, 2009 as compared to opening twelve stores during the 13 weeks ended May 3, 2008.
Financing Activities
Cash used in financing activities for the 13 weeks ended May 2, 2009 totaled $43.0 million, primarily reflecting the Company’s purchase of its convertible notes of $172.5 million from the holders of the notes who exercised their right to cause the Company to purchase the notes. The Company used availability under its Credit Agreement to fund the purchase. The Company’s borrowings of $116.3 million under the Credit Agreement also reflect the seasonal increase in inventory. Financing activities also consisted of proceeds from construction allowances received prior to the completion of construction for stores where the Company is deemed the owner during the construction period, payments on the Company’s other debt obligations and capital leases, bank overdraft activity and transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
The Company’s liquidity and capital needs have generally been met by cash from operating activities and borrowings under the Credit Agreement, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate minus the applicable margin of 0.25% or (ii) the LIBOR rate plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on the level of total borrowings during the prior three months. The Credit Agreement’s term expires July 27, 2012.

Borrowings under the Credit Agreement were $116.3 million as of May 2, 2009. There were no outstanding borrowings under the Credit Agreement as of January 31, 2009. Total remaining borrowing capacity, after subtracting letters of credit as of May 2, 2009 and January 31, 2009 was $301.5 million and $417.5 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of May 2, 2009, the Company was in compliance with the terms of the Credit Agreement.
Cash flows generated by operations and funds available under the Company’s Credit Agreement will be used to satisfy our capital requirements through fiscal 2009. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology, improved distribution infrastructure and a new corporate headquarters building. Currently, the Company plans to open 20 new Dick’s stores, one new Golf Galaxy store and convert 12 Chick’s stores to Dick’s stores during fiscal 2009. The Company also plans to relocate one Dick’s store during fiscal 2009. The Company plans to lease all of its 2009 new stores. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding. The Company currently anticipates receiving landlord allowances at five of its planned 2009 new stores totaling approximately $20 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
The Company currently anticipates the completion of a new corporate headquarters building by February 2010. The building will be leased by the Company, and the project has been primarily financed by the developer except for any project scope changes requested by the Company. The Company does not anticipate any material changes to the project scope and therefore does not anticipate any material cash requirements in 2009 related to the new corporate headquarters building.
While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $60 million in 2009, including Golf Galaxy and Chick’s capital expenditure requirements.
The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2009. Other new business opportunities or store expansion rates substantially in excess of those previously planned may require additional funding.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of May 2, 2009 primarily relate to operating lease obligations, future minimum guaranteed contractual payments, naming rights and other marketing commitments and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
During the first quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (May 2, 2009).
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009 as filed with the Securities and Exchange Commission on March 20, 2009, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 20 and is incorporated herein by reference, are filed as part of this Form 10-Q.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 22, 2009 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Separation Agreement executed on April 27, 2009 by Gwendolyn K. Manto	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 22, 2009 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer, dated as of May 22, 2009 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 22, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer, dated as of May 22, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith