Form 10-Q
period 2009-08-01
DICKS SPORTING GOODS INC
filed 2009-08-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2009
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 21, 2009 was 87,433,385 and 25,180,670, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
		(As adjusted,		(As adjusted,
		see Note 2)		see Note 2)
Net sales	$1,126,767	$1,086,294	$2,086,429	$1,998,405

Cost of goods sold, including occupancy and distribution costs	816,866	766,636	1,526,105	1,419,641

GROSS PROFIT	309,901	319,658	560,324	578,764

Selling, general and administrative expenses	238,745	237,667	464,868	457,631
Merger and integration costs	5,760	2,879	10,113	2,879
Pre-opening expenses	1,569	3,681	4,598	8,604

INCOME FROM OPERATIONS	63,827	75,431	80,745	109,650

Gain on sale of asset	—	—	—	(2,356)
Interest expense, net	90	4,390	1,681	7,999

INCOME BEFORE INCOME TAXES	63,737	71,041	79,064	104,007

Provision for income taxes	24,812	31,103	29,918	44,464

NET INCOME	$38,925	$39,938	$49,146	$59,543

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.36	$0.44	$0.53
Diluted	$0.33	$0.34	$0.42	$0.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	112,473	111,483	112,416	111,350
Diluted	117,230	116,806	116,725	117,051
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	August 1,	January 31,
	2009	2009
		(As adjusted,
		see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,315	$74,837
Accounts receivable, net	31,611	57,803
Income taxes receivable	2,008	5,638
Inventories, net	944,855	854,771
Prepaid expenses and other current assets	56,571	46,194
Deferred income taxes	5,757	10,621

Total current assets	1,092,117	1,049,864

Property and equipment, net	495,011	515,982
Construction in progress - leased facilities	103,472	52,054
Intangible assets, net	46,320	46,846
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	77,222	67,709
Investments	5,596	2,629
Other	30,093	26,168

Total other assets	112,911	96,506

TOTAL ASSETS	$2,050,425	$1,961,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$455,501	$299,113
Accrued expenses	215,827	208,286
Deferred revenue and other liabilities	79,113	102,866
Income taxes payable	910	2,252
Current portion of other long-term debt and capital leases	584	606

Total current liabilities	751,935	613,123

LONG-TERM LIABILITIES:
Senior convertible notes	—	172,179
Revolving credit borrowings	19,518	—
Other long-term debt and capital leases	8,475	8,758
Non-cash obligations for construction in progress - leased facilities	103,472	52,054
Deferred revenue and other liabilities	208,699	222,155

Total long-term liabilities	340,164	455,146

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	874	871
Class B common stock	252	253
Additional paid-in capital	491,505	477,919
Retained earnings	462,178	413,032
Accumulated other comprehensive income	3,517	1,502

Total stockholders’ equity	958,326	893,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,050,425	$1,961,846

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
		(As adjusted,		(As adjusted,
		see Note 2)		see Note 2)
NET INCOME	$38,925	$39,938	$49,146	$59,543
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale securities, net of tax	999	167	1,928	(281)
Foreign currency translation adjustment, net of tax	5	85	87	(8)

COMPREHENSIVE INCOME	$39,929	$40,190	$51,161	$59,254

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2009 (as adjusted, See Note 2)	87,087,161	$871	25,251,554	$253	$477,919	$413,032	$1,502	$893,577
Exchange of Class B common stock for common stock	70,884	1	(70,884)	(1)	—	—	—	—
Sale of common stock under stock plan	99,999	1	—	—	1,198	—	—	1,199
Exercise of stock options	120,359	1	—	—	1,096	—	—	1,097
Net income	—	—	—	—	—	49,146	—	49,146
Stock-based compensation	—	—	—	—	11,060	—	—	11,060
Total tax benefit from exercise of stock options	—	—	—	—	232	—	—	232
Foreign currency translation adjustment, net of taxes of $53	—	—	—	—	—	—	87	87
Unrealized gain on securities available-for-sale, net of taxes of $1,038	—	—	—	—	—	—	1,928	1,928

BALANCE, August 1, 2009	87,378,403	$874	25,180,670	$252	$491,505	$462,178	$3,517	$958,326

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
		(As adjusted,
		see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,146	$59,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,194	42,212
Amortization of convertible note discount	321	3,713
Deferred income taxes	(5,687)	(15,927)
Stock-based compensation	11,060	15,150
Excess tax benefit from stock-based compensation	(239)	(1,004)
Tax benefit from exercise of stock options	115	242
Other non-cash items	815	508
Gain on sale of asset	—	(2,356)
Changes in assets and liabilities:
Accounts receivable	11,860	(2,049)
Inventories	(90,084)	(25,254)
Prepaid expenses and other assets	(13,346)	(12,295)
Accounts payable	148,041	61,841
Accrued expenses	2,170	(7,062)
Income taxes receivable / payable	2,409	(51,331)
Deferred construction allowances	4,061	15,288
Deferred revenue and other liabilities	(28,163)	(7,259)

Net cash provided by operating activities	143,673	73,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,032)	(108,794)
Purchase of corporate aircraft	—	(25,107)
Proceeds from sale of corporate aircraft	—	27,463
Proceeds from sale-leaseback transactions	21,910	16,384

Net cash used in investing activities	(30,122)	(90,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	19,518	10,137
Payments of convertible notes	(172,500)	—
Payments on other long-term debt and capital leases	(2,082)	(136)
Construction allowance receipts	7,022	10,424
Proceeds from sale of common stock under employee stock purchase plan	1,199	2,986
Proceeds from exercise of stock options	1,097	3,953
Excess tax benefit from stock-based compensation	239	1,004
Increase (decrease) in bank overdraft	8,347	(11,043)

Net cash (used in) provided by financing activities	(137,160)	17,325

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	87	(8)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,522)	1,223
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,837	50,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,315	$51,530

Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$51,418	$(7,268)
Accrued property and equipment	$(629)	$671
Cash paid for interest	$647	$4,084
Cash paid for income taxes	$38,867	$112,811
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 500 stores, the majority of which are located throughout the eastern half of the United States. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial statements are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2009 as filed with the Securities and Exchange Commission on March 20, 2009. Operating results for the 13 and 26 weeks ended August 1, 2009 are not necessarily indicative of the results that may be expected for the year ending January 30, 2010 or any other period.
FASB Staff Position APB 14-1
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1 (“FSP 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Under FSP 14-1, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of income. The retroactive application of FSP 14-1 resulted in the recognition of additional pre-tax non-cash interest expense for the 13 and 26 weeks ended August 2, 2008 of $2.0 million and $3.9 million, or $0.01 and $0.02 per diluted share, respectively.
The following table sets forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	13 Weeks Ended August 2, 2008
	As previously
	reported	Adjustment	As adjusted
		(in thousands)
Consolidated Statements of Income:
Interest expense	$2,429	$1,961	$4,390
Provision for income taxes	31,887	(784)	31,103
Net income	41,115	(1,177)	39,938

	26 Weeks Ended August 2, 2008
	As previously
	reported	Adjustment	As adjusted
		(in thousands)
Consolidated Statements of Income:
Interest expense	$4,088	$3,911	$7,999
Provision for income taxes	46,028	(1,564)	44,464
Net income	61,890	(2,347)	59,543

	January 31, 2009
	As previously
	reported	Adjustment	As adjusted
		(in thousands)
Consolidated Balance Sheets:
Other assets	$30,846	$(4,678)	$26,168
Accrued expenses	209,866	(1,580)	208,286
Income taxes payable	3,024	(772)	2,252
Senior convertible notes	172,500	(321)	172,179
Additional paid-in capital	459,076	18,843	477,919
Retained earnings	433,880	(20,848)	413,032
The debt and equity components recognized for the Company’s convertible notes as of January 31, 2009 were as follows:

Principal amount of convertible notes	$172,500
Unamortized discount (1)	321
Net carrying amount	172,179
Additional paid-in capital	33,175

(1)	Remaining recognition period of 0.5 months as of January 31, 2009
The amount of interest expense recognized and the effective interest rate for the Company’s convertible notes were as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Contractual coupon interest	$—	$1,024	$171	$2,048
Amortization of discount on convertible notes	—	1,862	321	3,713

Interest expense	$—	$2,886	$492	$5,761

Effective interest rate	—	7%	7%	7%
Subsequent Events
On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the unaudited consolidated financial statements as the Company already followed a similar approach prior to the adoption of this standard.
Management evaluated all activity of the Company through August 25, 2009 (the issuance date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited consolidated financial statements or disclosure in the related notes to the financial statements.

3. Newly Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.
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
The following table summarizes the activity in fiscal 2009 and 2008 (in thousands):

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
Accrued store closing and relocation reserves, beginning of period	$44,621	$29,840
Expense charged to earnings	1,369	—
Cash payments	(10,122)	(2,535)
Interest accretion and other changes in assumptions	(3,420)	1,838

Accrued store closing and relocation reserves, end of period	32,448	29,143
Less: current portion of accrued store closing and relocation reserves	(7,327)	(7,452)

Long-term portion of accrued store closing and relocation reserves	$25,121	$21,691

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

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net income	$38,925	$39,938	$49,146	$59,543

Weighted average common shares outstanding (for basic calculation)	112,473	111,483	112,416	111,350
Dilutive effect of outstanding common stock options, restricted stock and warrants	4,757	5,323	4,309	5,701

Weighted average common shares outstanding (for diluted calculation)	117,230	116,806	116,725	117,051

Net earnings per common share - basic	$0.35	$0.36	$0.44	$0.53
Net earnings per common share - diluted	$0.33	$0.34	$0.42	$0.51
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 13 weeks ended August 1, 2009 and August 2, 2008 were 8.2 million and 5.2 million, respectively. Anti-dilutive options excluded from the calculation of earnings per share for the 26 weeks ended August 1, 2009 and August 2, 2008 were 8.8 million and 5.2 million, respectively.
6. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Interest expense	$1,052	$4,443	$2,899	$8,447
Interest income	962	53	1,218	448

Interest expense, net	$90	$4,390	$1,681	$7,999

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the current economic and financial downturn may cause a continued decline in consumer spending; changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our quarterly operating results and comparable store sales may fluctuate substantially; potential volatility in our stock price; our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the current financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; unauthorized disclosure of sensitive or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, vendors, distributors, manufacturers and the impact of the current economic and financial downturn on their ability to maintain their inventory and production levels and provide us with sufficient quantities of products at acceptable prices, all of which could adversely affect our supply chain, and risks associated with relying on foreign sources of production; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor and the sale of consumer products; risks relating to e-commerce; risks relating to problems with or disruption of our current management information systems; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining business and/or assimilating acquired companies; our ability to meet our labor needs; we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; various risks associated with our exclusive brand offerings; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; impairment in the carrying value of goodwill or other acquired intangibles; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company”, “its” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
As of August 1, 2009 we operated 409 Dick’s stores in 40 states and 91 Golf Galaxy stores in 31 states, with approximately 24.2 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.
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
The primary factors which historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive comparable store sales and strong gross profit margins. In the last five years, the Company has grown from 234 stores as of the end of fiscal 2004 to 500 stores as of August 1, 2009, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting the current economic conditions.
The 26 weeks ended August 1, 2009, like fiscal 2008, continued to be a difficult operating environment for our industry due to numerous external factors weighing on specialty retail sales. The pressures on the consumer have intensified as unemployment has risen, equity markets have declined, and concerns about the broader economy have grown. These factors, combined with falling home prices and tight credit markets, suggest continued pressure on specialty retail consumers in the near term. The Company continues to see the greatest sales weakness in bigger ticket, discretionary purchases such as golf and exercise equipment, while the lodge business has benefited from higher gun and ammunition sales. However, since the balance of macroeconomic factors that impact the Company’s business remains unfavorable, the Company will continue to take a cautious approach to ensure that it is well-positioned to capitalize on opportunities as they develop.
As a result, the Company has implemented numerous strategies to help it manage through these uncertain times, including remaining focused on reducing costs, conserving cash and managing inventories in line with sales trends. The Company has trimmed planned fiscal 2009 capital expenditures to approximately $70 million compared to $115 million in fiscal 2008, net of proceeds from sale leaseback transactions and allowances received from landlords. The Company believes its strong balance sheet, which includes $51.3 million in cash and cash equivalents, $19.5 million in outstanding borrowings under its $440 million Second Amended and Restated Credit Agreement (“Credit Agreement”) and an inventory per square foot reduction of 5.5% at August 1, 2009 compared to the same period in fiscal 2008, increases our financial flexibility and further strengthens our ability to successfully manage through this economic crisis. The Company’s long term debt position declined by $159.0 million from the end of the second quarter of 2008 to the end of the second quarter of 2009 due to the repayment of $172.5 million for the Company’s senior convertible notes in the first quarter of this year.
The Company expects to continue to generate positive cash flow to fund its operations and to take advantage of growth opportunities. The Company believes its existing Credit Agreement is sufficient to support its ongoing operations and future plans for fiscal 2009.
In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales performance – For the 26 weeks ended August 1, 2009, the Company’s comparable store sales decreased 5.0% compared to a 3.7% decrease during the same period in fiscal 2008. The comparable store sales calculation for fiscal 2009 includes Dick’s Sporting Goods stores and Golf Galaxy stores. The comparable store sales calculation for fiscal 2008 includes Dick’s Sporting Goods stores only. The Company believes that its comparable stores sales performance was affected by numerous challenges, including a difficult macroeconomic environment, declining consumer confidence resulting in lower customer traffic and particularly cautious spending. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements have been hampered by the macroeconomic environment. The Company’s current strategy is to target a general overall trend to return to positive comparable store sales growth; although we recognize that we continue to be affected by many of these factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 800 Dick’s locations across the United States.
•	Positive operating cash flow – The Company generated $143.7 million of cash flow from operations in the 26 weeks ended August 1, 2009 while cash flows generated by operations totaled $74.0 million during the same period in fiscal 2008. The Company believes that historically, a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with its corporate headquarters and its distribution centers, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of Item 2 herein.
•	Quality of merchandise offerings – To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Cost reduction efforts – The Company implemented numerous initiatives during fiscal 2008 aimed at maintaining tighter expense controls. These initiatives included optimizing the Company’s overall advertising costs, costs associated with operating its stores and distribution centers as well as general and administrative costs. The Company has redirected a portion of its advertising costs to enhance consumer penetration by focusing on events, frequency, distribution, media types and sponsorships. The Company has adjusted store staffing levels and operating hours to reflect current and anticipated traffic levels and has focused on energy conservation programs to further lower store operating costs. Staffing adjustments at the Company’s distribution centers, including the closure of the Conklin return to vendor facility in March 2009, have been made to reflect anticipated merchandise receipt volumes. The Company has also implemented various administrative cost reduction initiatives, including restrictions on corporate staffing levels other than those necessitated by our back office consolidation of recently acquired businesses, efforts to manage compensation related expenses and reducing travel and entertainment expenses.
•	Capital reduction efforts - The Company expects to reduce its net capital spending in fiscal 2009 to a projected target of $70 million compared to $115 million in fiscal 2008. The Company plans to scale back its store expansion program to approximately 24 stores during fiscal 2009. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects among required, discretionary and strategic.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended August 1, 2009.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter totaled $38.9 million, or $0.33 per diluted share, as compared to net income of $39.9 million, or $0.34 per diluted share for the 13 weeks ended August 2, 2008.
Net sales for the current quarter increased 3.7% to $1,126.8 million from the 13 weeks ended August 2, 2008, due primarily to new store sales and the addition of e-commerce sales, partially offset by a comparable store sales decrease of 4.1%. Golf Galaxy is included in the Company’s full year comparable store sales calculation for fiscal 2009.
As a percentage of net sales, gross profit decreased 193 basis points to 27.50% for the quarter, due primarily to lower merchandise margins that were impacted by promotional activities across most merchandise categories at Dick’s and clearance activity at Golf Galaxy stores, which resulted in better than anticipated gross margin dollars, and the completion of the inventory liquidation at the Chick’s stores prior to their conversion to Dick’s stores in May 2009. Gross profit was further impacted by fixed occupancy and freight and distribution expenses that de-leveraged due to the comparable store sales decline in the current quarter compared to last year’s quarter.
We ended the second quarter with $19.5 million of outstanding borrowings on our Credit Agreement. There were no outstanding borrowings as of January 31, 2009.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	26 Weeks Ended				26 Weeks Ended
	August 1, 2009				August 2, 2008
	Dick’s Sporting				Dick’s Sporting
	Goods	Golf Galaxy	Chick’s	Total	Goods	Golf Galaxy	Chick’s	Total
Beginning stores	384	89	14	487	340	79	15	434
Q1 New	9	1	—	10	8	4	—	12
Q2 New	4	—	—	4	9	1	—	10
Q2 Closed	—	—	(2)	(2)	—	—	—	—
Q1 Converted	1	1	(1)	1	—	—	—	—
Q2 Converted	11	—	(11)	—	—	—	—	—

Ending stores	409	91	—	500	357	84	15	456

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	August 1,	August 2,	from Prior Year
	2009 (1)	2008	2008-2009 (1)
		(As adjusted,
		see Note 2)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	72.50	70.57	193

Gross profit	27.50	29.43	(193)
Selling, general and administrative expenses (4)	21.19	21.88	(69)
Merger and integration costs (5)	0.51	0.27	24
Pre-opening expenses (6)	0.14	0.34	(20)

Income from operations	5.66	6.94	(128)
Interest expense, net (8)	0.01	0.40	(39)

Income before income taxes	5.66	6.54	(88)
Provision for income taxes	2.20	2.86	(66)

Net income	3.45%	3.68%	(23)

Other Data:
Comparable store net sales decrease (9)	-4.1%	-3.7%
Number of stores at end of period	500	456
Total square feet at end of period	24,244,138	22,132,592

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	26 Weeks Ended		Net Sales
	August 1,	August 2,	from Prior Year
	2009 (1)	2008 (1)	2008-2009 (1)
		(As adjusted,
		see Note 2)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	73.14	71.04	210

Gross profit	26.86	28.96	(210)
Selling, general and administrative expenses (4)	22.28	22.90	(62)
Merger and integration costs (5)	0.48	0.14	34
Pre-opening expenses (6)	0.22	0.43	(21)

Income from operations	3.87	5.49	(162)
Gain on sale of asset (7)	—	(0.12)	12
Interest expense, net (8)	0.08	0.40	(32)

Income before income taxes	3.79	5.20	(141)
Provision for income taxes	1.43	2.22	(79)

Net income	2.36%	2.98%	(62)

Other Data:
Comparable store net sales decrease (9)	-5.0%	-3.7%
Number of stores at end of period	500	456
Total square feet at end of period	24,244,138	22,132,592

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Merger and integration costs primarily include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance and costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.

(6)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(7)	Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(8)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(9)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

13 Weeks Ended August 1, 2009 Compared to the 13 Weeks Ended August 2, 2008
Net Income
Net income for the current quarter totaled $38.9 million, or $0.33 per diluted share, as compared to net income of $39.9 million, or $0.34 per diluted share, for the 13 weeks ended August 2, 2008. The decrease was primarily due to a decrease in gross profit, an increase in selling, general and administrative expenses and merger and integration costs incurred by the Company in consolidating Chick’s with the Company’s pre-existing business.
Net Sales
Net sales for the current quarter increased 3.7% to $1,126.8 million, due primarily to new store sales and the addition of e-commerce sales, partially offset by a comparable store sales decrease of 4.1%. Golf Galaxy is included in the Company’s full year comparable store sales calculation for fiscal 2009.
The decrease in comparable store sales is mostly attributable to decreases in exercise, golf, athletic footwear, athletic apparel and team sports. These sales decreases were partially offset by increases in hunting, guns, water sports, tackle and licensed merchandise.
The comparable store sales decrease was driven primarily by a decrease in transactions of approximately 1.3% and a decrease of approximately 1.9% in average unit retail price at Dick’s stores, reflecting declining consumer confidence that resulted in lower traffic and more cautious spending. Every 1% change in comparable store sales would have impacted earnings before income taxes for the 13 weeks ended August 1, 2009 by approximately $3 million.
Income from Operations
Income from operations decreased to $63.8 million for the current quarter from $75.4 million for the 13 weeks ended August 2, 2008. The decrease was primarily due to a decrease in gross profit totaling $9.8 million, a $1.1 million increase in selling, general and administrative expenses, and a $2.9 million increase in merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit decreased 3.1% to $309.9 million for the current quarter from $319.7 million for the 13 weeks ended August 2, 2008. The 193 basis point decrease is due primarily to a 121 basis point decrease in merchandise margins that resulted from promotional activities across most merchandise categories at Dick’s and clearance activity at Golf Galaxy stores, which resulted in better than anticipated gross margin dollars. Gross profit was further impacted by fixed occupancy expenses that de-leveraged 67 basis points due to the comparable store sales decline in the current quarter compared to last year’s quarter.
Selling, general and administrative expenses increased to $238.7 million for the current quarter from $237.7 million for the 13 weeks ended August 2, 2008. The current quarter includes expenses totaling $5.0 million related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. The Company’s store payroll expenses as a percentage of sales leveraged by 50 basis points in the current quarter as the Company has adjusted store staffing levels and operating hours to reflect lower customer traffic levels. Advertising expenses as a percentage of sales leveraged by 18 basis points during the current quarter. Including costs related to the Company’s e-commerce operations for fiscal 2009, the Company expects advertising and other operating expenses will be slightly lower in fiscal 2009 compared to fiscal 2008.
The 13 weeks ended August 1, 2009 include $5.8 million of merger and integration costs. These costs are related to the integration of Chick’s operations and include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance. The 13 weeks ended August 2, 2008 included $2.9 million of merger and integration costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.
Pre-opening expenses decreased to $1.6 million for the quarter from $3.7 million for the 13 weeks ended August 2, 2008. Pre-opening expenses were for the opening of four new Dick’s stores during the quarter and for the opening of nine new Dick’s stores and one Golf Galaxy store during the 13 weeks ended August 2, 2008. Pre-opening expense in any period fluctuate depending on the timing and number of new stores which open in preceding and subsequent quarters.

Interest Expense, Net
Interest expense, net, was $0.1 million for the quarter as compared to $4.4 million for the 13 weeks ended August 2, 2008. The Company recognizes interest income or interest expense to reflect changes in the investment value of assets held in its deferred compensation plans. The Company recognized interest income totaling $1.0 million in the current quarter compared to interest expense of $0.3 million for the 13 weeks ended August 2, 2008 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. The retroactive application of FSP 14-1 resulted in the recognition of additional non-cash interest expense totaling $2.0 million for the 13 weeks ended August 2, 2008. The remaining decrease in interest expense in the current quarter is primarily due to lower average borrowing rates. The average interest rate on our revolving line of credit decreased by 208 basis points from last year. The Company’s average borrowings outstanding on our Credit Agreement were $90.9 million for the current quarter and were $89.4 million for the 13 weeks ended August 2, 2008.
Income Taxes
The Company’s effective tax rate was 38.93% for the 13 weeks ended August 1, 2009 as compared to 43.78% for the same period last year. The prior year effective tax rate was impacted by non-deductible executive separation costs that increased income tax expense by $2.6 million.
26 Weeks Ended August 1, 2009 Compared to the 26 Weeks Ended August 2, 2008
Net Income
Net income decreased to $49.1 million and earnings per diluted share decreased to $0.42 for the 26 weeks ended August 1, 2009 a compared to net income of $59.5 million, or $0.51 per diluted share for the 26 weeks ended August 2, 2008. The decrease was primarily due to a decrease in gross profit, an increase in selling, general and administrative expenses and merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Net Sales
Net sales increased 4.4% to $2,086.4 million, due primarily to new store sales and the addition of e-commerce sales partially offset by a comparable store sales decrease of 5.0%. Golf Galaxy is included in the Company’s full year comparable store sales calculation in fiscal 2009.
The decrease in comparable store sales is mostly attributable to decreases in exercise, golf, other footwear, athletic footwear, athletic apparel and team sports. These sales decreases were partially offset by increases in hunting, guns, water sports and licensed merchandise.
Income from Operations
Income from operations decreased to $80.7 million from $109.7 million for the 26 weeks ended August 2, 2008. The decrease was primarily due to a $18.4 million decrease in gross profit, a $7.2 million increase in selling, general and administrative expenses and a $7.2 million increase in merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit decreased 3.2% to $560.3 million for the period from $578.8 million for the 26 weeks ended August 2, 2008. The 210 basis point decrease is due primarily to a 138 basis point decrease in merchandise margins that resulted from clearance activity at Golf Galaxy stores, an increase in promotions at Dick’s stores, which resulted in better than anticipated gross margin dollars, and the inventory liquidation at the Chick’s stores prior to their conversion to Dick’s stores in May 2009. Gross profit was further impacted by fixed occupancy expenses that de-leveraged 54 basis points due to the comparable store sales decline in the 26 weeks ended August 1, 2009 compared to the 26 weeks ended August 2, 2008.
Selling, general and administrative expenses increased 1.6% to $464.9 million from $457.6 million for the 26 weeks ended August 2, 2008. The 26 weeks ended August 1, 2009 include expenses totaling $10.6 million related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. The Company’s store payroll expenses as a percentage of sales leveraged by 51 basis points in the current period as the Company has adjusted store staffing levels and operating hours to reflect lower customer traffic levels. Advertising expenses as a percentage of sales leveraged by 29 basis points during the current period.
The 26 weeks ended August 1, 2009 include $10.1 million of merger and integration costs. These costs are related to the integration of Chick’s operations and include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance. The 26 weeks ended August 2, 2008 included $2.9 million of merger and integration costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.
Pre-opening expenses decreased to $4.6 million from $8.6 million for the 26 weeks ended August 2, 2008. Pre-opening expenses are affected by the timing of new stores that open in preceding and subsequent quarters.
Gain on Sale of Asset
The Company exercised its early buy-out rights on an aircraft lease and recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft during the 26 weeks ended August 2, 2008.
Interest Expense, Net
Interest expense, net, was $1.7 million as compared to $8.0 million for the 26 weeks ended August 2, 2008. The Company recognizes interest income or interest expense to reflect changes in the investment value of assets held in its deferred compensation plans. The Company recognized interest income totaling $1.1 million in the 26 weeks ended August 1, 2009 compared to less than $0.1 million for the 26 weeks ended August 2, 2008 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. The retroactive application of FSP 14-1 resulted in the recognition of additional non-cash interest expense totaling $3.9 million for the 26 weeks ended August 2, 2008. The Company’s average borrowings outstanding on our Credit Agreement increased to $97.6 million for the 26 weeks ended August 1, 2009 from $73.1 million for the 26 weeks ended August 2, 2008, due primarily to the repayment of $172.5 million for the Company’s senior convertible notes in the first quarter of fiscal 2009. The average interest rate on the Credit Agreement decreased by 215 basis points from last year.
Income Taxes
The Company’s effective tax rate was 37.84% for the 26 weeks ended August 1, 2009 as compared to 42.75% for the same period last year. The current year’s effective tax rate is impacted by a $1.1 million reduction in income tax expense due to the resolution of an income tax audit for a prior fiscal year. Last year’s effective tax rate was impacted by non-deductible executive separation costs that increased income tax expense by $2.6 million.
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
The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
Net cash provided by operating activities	$143,673	$73,960
Net cash used in investing activities	(30,122)	(90,054)
Net cash (used in) provided by financing activities	(137,160)	17,325
Effect of exchange rate changes on cash	87	(8)

Net (decrease) increase in cash and cash equivalents	$(23,522)	$1,223

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

Cash provided by operating activities for the 26 weeks ended August 1, 2009 totaled $143.7 million. The seasonal increase in inventory during the period used $90.1 million which was offset by the seasonal increase in accounts payable which provided $148.0 million. The Company’s efforts to reduce merchandise procurement closer to sales trends in the fourth quarter of fiscal 2008 favorably affected fiscal 2009 cash flows. Lower income tax payments in the 26 weeks ended August 1, 2009 improved operating cash flows by $53.7 million compared to the same period in fiscal 2008 primarily due to the Company’s higher federal extension payment in fiscal 2008. Net income for the 26 weeks ended August 1, 2009 provided $49.1 million, and the non-cash charge for depreciation and amortization totaled $51.2 million.
Investing Activities
Cash used in investing activities for the 26 weeks ended August 1, 2009 decreased by $59.9 million, to $30.1 million as the Company implemented its plan to lower capital expenditures net of deferred construction allowances and proceeds from sale leaseback transactions by approximately $45 million in fiscal 2009 compared to fiscal 2008. The Company’s gross capital expenditures used $52.0 million during the quarter, which related primarily to the opening of new stores, the conversion of Chick’s stores, information systems and administrative and distribution facilities. The Company opened 14 stores during the 26 weeks ended August 1, 2009 as compared to opening 22 stores during the 26 weeks ended August 2, 2008. The Company generated proceeds from the sale and leaseback of property and equipment totaling $21.9 million in the 26 weeks ended August 1, 2009.
Financing Activities
Cash used in financing activities for the 26 weeks ended August 1, 2009 totaled $137.2 million, primarily reflecting the Company’s purchase of its convertible notes of $172.5 million from the holders of the notes. The Company used availability under its Credit Agreement to fund the purchase. Financing activities also consisted of proceeds from construction allowances received prior to the completion of construction for stores where the Company is deemed the owner during the construction period, payments on the Company’s other debt obligations and capital leases, bank overdraft activity and transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $19.5 million as of August 1, 2009. There were no outstanding borrowings under the Credit Agreement as of January 31, 2009. Total remaining borrowing capacity, after subtracting letters of credit as of August 1, 2009 and January 31, 2009 was $399.8 million and $417.5 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of August 1, 2009, the Company was in compliance with the terms of the Credit Agreement.
Cash flows generated by operations and funds available under the Company’s Credit Agreement will be used to satisfy our capital requirements through fiscal 2009. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology, improved distribution infrastructure and a new corporate headquarters building. In the first two quarters of fiscal 2009, the Company has opened 13 new Dick’s Sporting Goods stores, opened one new Golf Galaxy store, converted the Golf Shop to a Golf Galaxy store and converted 12 Chick’s Sporting Goods stores to Dick’s Sporting Goods stores. The Company plans to open 11 new Dick’s stores and relocate one Dick’s store over the remainder of fiscal 2009. The Company has leased all of its 2009 new stores. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding. The Company currently anticipates receiving landlord allowances at eight of its planned 2009 new stores totaling approximately $20 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
The Company currently anticipates the completion of a new corporate headquarters building by February 2010. The building will be leased by the Company and the project has been primarily financed by the developer, except for any project scope changes requested by the Company. The Company does not anticipate any material changes to the project scope and therefore does not anticipate any material cash requirements in 2009 related to the new corporate headquarters building. Other costs associated with the new corporate headquarters, such as infrastructure, technology upgrades, office furniture and equipment, are expected to be provided by cash from operating activities, funds available under our Credit Agreement or other funding sources such as leasing arrangements.
While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $70 million in 2009, including Golf Galaxy and Chick’s capital expenditure requirements.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of August 1, 2009 primarily relate to operating lease obligations, future minimum guaranteed contractual payments, naming rights and other marketing commitments and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
During the second quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (August 1, 2009).
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is a defendant in two cases which make claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In both cases, the parties and the court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007 and November 2008. In the Barrus case, attempts to resolve the case through settlement at mediation were unsuccessful, and litigation has resumed. We currently believe that this case does not properly represent a class action, and the Company plans to vigorously defend this case. In the Parks case, the parties reached an agreement to settle the case on a class-wide basis, subject to court approval of the proposed settlement.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009 as filed with the Securities and Exchange Commission on March 20, 2009, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this report which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders of the Company held on June 3, 2009, the stockholders elected three Class A Directors to serve until their terms expire in 2012 and ratified the appointment of the Company’s independent registered public accounting firm.
The table below shows the results of the stockholders’ voting:

	Votes in	Votes Withheld/		Broker
	Favor	Against	Abstentions	Non-Votes
Election of Class A Directors:
William J. Colombo	319,224,540	818,755	—	—
David I. Fuente	319,168,329	874,966	—
Larry D. Stone	319,547,381	495,914	—	—

Ratification of Deloitte & Touche LLP as Company’s independent registered public accounting firm	319,572,736	446,023	24,541	—

ITEM 6.	EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 24 and is incorporated herein by reference, are filed as part of this Form 10-Q.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 25, 2009 on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN Timothy E. Kullman
Executive Vice President – Finance, Administration, Chief Financial Officer and Treasurer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 25, 2009 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration, Chief Financial Officer and Treasurer, dated as of August 25, 2009 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 25, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.2
Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration, Chief Financial Officer and Treasurer, dated as of August 25, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith