Form 10-Q
period 2009-10-31
DICKS SPORTING GOODS INC
filed 2009-11-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 19, 2009 was 89,417,884 and 25,180,670, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(As adjusted,		(As adjusted,
		see Note 2)		see Note 2)
Net sales	$989,816	$924,191	$3,076,245	$2,922,596

Cost of goods sold, including occupancy and distribution costs	722,985	671,091	2,249,091	2,090,731

GROSS PROFIT	266,831	253,100	827,154	831,865

Selling, general and administrative expenses	230,430	228,861	695,298	686,495
Merger and integration costs	—	3,096	10,113	5,975
Pre-opening expenses	4,645	7,541	9,243	16,146

INCOME FROM OPERATIONS	31,756	13,602	112,500	123,249

Gain on sale of asset	—	—	—	(2,356)
Interest expense, net	173	4,917	1,854	12,915

INCOME BEFORE INCOME TAXES	31,583	8,685	110,646	112,690

Provision for income taxes	12,729	2,501	42,646	46,964

NET INCOME	$18,854	$6,184	$68,000	$65,726

EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.06	$0.60	$0.59
Diluted	$0.16	$0.05	$0.58	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	113,266	111,906	112,699	111,556
Diluted	118,704	116,774	117,385	116,979
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	October 31,	January 31,
	2009	2009
		(As adjusted,
		see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,694	$74,837
Accounts receivable, net	38,302	57,803
Income taxes receivable	23,193	5,638
Inventories, net	1,103,318	854,771
Prepaid expenses and other current assets	53,192	46,194
Deferred income taxes	11,091	10,621

Total current assets	1,268,790	1,049,864

Property and equipment, net	496,125	515,982
Construction in progress — leased facilities	139,696	52,054
Intangible assets, net	47,788	46,846
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	76,899	67,709
Investments	9,068	2,629
Other	34,655	26,168

Total other assets	120,622	96,506

TOTAL ASSETS	$2,273,615	$1,961,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$545,394	$299,113
Accrued expenses	219,278	208,286
Deferred revenue and other liabilities	75,327	102,866
Income taxes payable	—	2,252
Current portion of other long-term debt and capital leases	995	606

Total current liabilities	840,994	613,123

LONG-TERM LIABILITIES:
Senior convertible notes	—	172,179
Revolving credit borrowings	62,647	—
Other long-term debt and capital leases	9,411	8,758
Non-cash obligations for construction in progress — leased facilities	139,696	52,054
Deferred revenue and other liabilities	214,093	222,155

Total long-term liabilities	425,847	455,146

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	893	871
Class B common stock	252	253
Additional paid-in capital	518,799	477,919
Retained earnings	481,032	413,032
Accumulated other comprehensive income	5,798	1,502

Total stockholders’ equity	1,006,774	893,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,273,615	$1,961,846

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(As adjusted,		(As adjusted,
		see Note 2)		see Note 2)
NET INCOME	$18,854	$6,184	$68,000	$65,726
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available-for-sale securities, net of tax	2,257	(575)	4,185	(856)
Foreign currency translation adjustment, net of tax	24	(114)	111	(122)

COMPREHENSIVE INCOME	$21,135	$5,495	$72,296	$64,748

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 31, 2009 (as adjusted, See Note 2)	87,087,161	$871	25,251,554	$253	$477,919	$413,032	$1,502	$893,577
Exchange of Class B common stock for common stock	70,884	1	(70,884)	(1)	—	—	—	—
Sale of common stock under stock plan	99,999	1	—	—	1,198	—	—	1,199
Exercise of stock options	2,080,696	20	—	—	8,178	—	—	8,198
Net income	—	—	—	—	—	68,000	—	68,000
Stock-based compensation	—	—	—	—	16,168	—	—	16,168
Total tax benefit from exercise of stock options	—	—	—	—	15,336	—	—	15,336
Foreign currency translation adjustment, net of taxes of $68	—	—	—	—	—	—	111	111
Unrealized gain on securities available-for-sale, net of taxes of $2,453	—	—	—	—	—	—	4,185	4,185

BALANCE, October 31, 2009	89,338,740	$893	25,180,670	$252	$518,799	$481,032	$5,798	$1,006,774

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 31,	November 1,
	2009	2008
		(As adjusted, see
		Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,000	$65,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,959	65,826
Amortization of convertible note discount	321	5,630
Deferred income taxes	(12,078)	(17,901)
Stock-based compensation	16,168	20,199
Excess tax benefit from stock-based compensation	(14,333)	(1,537)
Tax benefit from exercise of stock options	1,241	333
Other non-cash items	1,202	762
Gain on sale of asset	—	(2,356)
Changes in assets and liabilities:
Accounts receivable	7,021	(1,685)
Inventories	(248,547)	(254,869)
Prepaid expenses and other assets	(15,616)	(9,371)
Accounts payable	231,704	137,360
Accrued expenses	8,461	(16,274)
Income taxes receivable / payable	(5,543)	(91,818)
Deferred construction allowances	8,846	17,452
Deferred revenue and other liabilities	(26,938)	(5,303)

Net cash provided by (used in) operating activities	95,868	(87,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(87,814)	(159,928)
Purchase of corporate aircraft	—	(25,107)
Proceeds from sale of corporate aircraft	—	27,463
Proceeds from sale-leaseback transactions	23,538	24,278

Net cash used in investing activities	(64,276)	(133,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	62,647	184,827
Payments of convertible notes	(172,500)	—
Payments on other long-term debt and capital leases	(2,322)	(273)
Construction allowance receipts	7,022	10,424
Proceeds from sale of common stock under employee stock purchase plan	1,199	2,986
Proceeds from exercise of stock options	8,198	6,976
Excess tax benefit from stock-based compensation	14,333	1,537
Increase in bank overdraft	14,577	6,104

Net cash (used in) provided by financing activities	(66,846)	212,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	111	(122)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,143)	(8,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,837	50,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,694	$41,646

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$87,642	$(22,117)
Accrued property and equipment	$(3,469)	$(7,966)
Cash paid for interest	$3,928	$6,511
Cash paid for income taxes	$60,768	$160,850
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 511 stores, the majority of which are located throughout the eastern half of the United States. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial statements are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2009 as filed with the Securities and Exchange Commission on March 20, 2009. Operating results for the 13 and 39 weeks ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 30, 2010 or any other period.
Accounting Standards Codification
Effective August 2, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU’s”). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the interim consolidated financial statements.
Convertible Notes
In May 2008, ASC 470-20-25, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20-25”) was issued. Under this guidance, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the consolidated statements of income. The retroactive application of this guidance resulted in the recognition of additional pre-tax non-cash interest expense for the 13 and 39 weeks ended November 1, 2008 of $2.0 million and $5.9 million, or $0.01 and $0.03 per diluted share, respectively.

The following table sets forth the effect of the retrospective application of ASC 470-20-25 on certain previously reported line items:

	13 Weeks Ended November 1, 2008
	As previously
Consolidated Statements of Income:	reported	Adjustment	As adjusted
	(in thousands)

Interest expense	$2,902	$2,015	$4,917
Provision for income taxes	3,307	(806)	2,501
Net income	7,393	(1,209)	6,184

	39 Weeks Ended November 1, 2008
	As previously
Consolidated Statements of Income:	reported	Adjustment	As adjusted
	(in thousands)

Interest expense	$6,989	$5,926	$12,915
Provision for income taxes	49,334	(2,370)	46,964
Net income	69,282	(3,556)	65,726

	January 31, 2009
	As previously
Consolidated Balance Sheets:	reported	Adjustment	As adjusted
	(in thousands)

Other assets	$30,846	$(4,678)	$26,168
Accrued expenses	209,866	(1,580)	208,286
Income taxes payable	3,024	(772)	2,252
Senior convertible notes	172,500	(321)	172,179
Additional paid-in capital	459,076	18,843	477,919
Retained earnings	433,880	(20,848)	413,032
The debt and equity components recognized for the Company’s convertible notes as of January 31, 2009 were as follows:

Principal amount of convertible notes	$172,500
Unamortized discount (1)	321
Net carrying amount	172,179
Additional paid-in capital	33,175

(1)	Remaining recognition period of 0.5 months as of January 31, 2009
The amount of interest expense recognized and the effective interest rate for the Company’s convertible notes were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Contractual coupon interest	$—	$1,024	$171	$3,073
Amortization of discount on convertible notes	—	1,916	321	5,630

Interest expense	$—	$2,940	$492	$8,703

Effective interest rate	—	7%	7%	7%

Subsequent Events
On August 1, 2009, the Company adopted FASB ASC 855 “Subsequent Events.” This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the unaudited consolidated financial statements as the Company already followed a similar approach prior to the adoption of this standard.
In preparing these interim consolidated financial statements, management has evaluated all activity of the Company through November 23, 2009 (the issuance date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited consolidated financial statements or disclosure in the related notes to the financial statements.
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
The following table summarizes the activity in fiscal 2009 and 2008 (in thousands):

	39 Weeks Ended
	October 31,	November 1,
	2009	2008

Accrued store closing and relocation reserves, beginning of period	$44,621	$29,840
Expense charged to earnings	1,668	—
Cash payments	(11,815)	(2,121)
Interest accretion and other changes in assumptions	(4,161)	2,036

Accrued store closing and relocation reserves, end of period	30,313	29,755
Less: current portion of accrued store closing and relocation reserves	(7,304)	(7,072)

Long-term portion of accrued store closing and relocation reserves	$23,009	$22,683

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the consolidated balance sheets.
4. Earnings per Share
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

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net income	$18,854	$6,184	$68,000	$65,726

Weighted average common shares outstanding (for basic calculation)	113,266	111,906	112,699	111,556
Dilutive effect of outstanding common stock options, restricted stock and warrants	5,438	4,868	4,686	5,423

Weighted average common shares outstanding (for diluted calculation)	118,704	116,774	117,385	116,979

Net earnings per common share — basic	$0.17	$0.06	$0.60	$0.59
Net earnings per common share — diluted	$0.16	$0.05	$0.58	$0.56
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 13 weeks ended October 31, 2009 and November 1, 2008 were 4.0 million and 5.6 million, respectively. Anti-dilutive options excluded from the calculation of earnings per share for the 39 weeks ended October 31, 2009 and November 1, 2008 were 7.2 million and 5.3 million, respectively.
5. Interest Expense, net
Interest expense, net is comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Interest expense	$878	$5,001	$3,777	$13,448
Interest income	705	84	1,923	533

Interest expense, net	$173	$4,917	$1,854	$12,915

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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the current economic and financial downturn may cause a continued decline in consumer spending; changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our quarterly operating results and comparable store sales may fluctuate substantially; potential volatility in our stock price; our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the current financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; unauthorized disclosure of sensitive or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, vendors, distributors, manufacturers and the impact of the current economic and financial downturn on their ability to maintain their inventory and production levels and provide us with sufficient quantities of products at acceptable prices, all of which could adversely affect our supply chain, and risks associated with relying on foreign sources of production; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor and the sale of consumer products; risks relating to e-commerce; risks relating to problems with or disruption of our current management information systems; risks regarding relocation to our new corporate headquarters, including additional costs or possible business disruption from relocating our information technology data center or relocating personnel and equipment; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining business and/or assimilating acquired companies; our ability to meet our labor needs; we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; various risks associated with our exclusive brand offerings; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; impairment in the carrying value of goodwill or other acquired intangibles; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company,” “its” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
As of October 31, 2009 we operated 420 Dick’s stores in 40 states and 91 Golf Galaxy stores in 31 states, with approximately 24.9 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.
Effective February 1, 2009, the Company amended its e-commerce agreement and began recording e-commerce revenues on a gross basis as the principal party in the transactions compared to its prior recording of these revenues on a net basis pursuant to FASB ASC 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent.”
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors which historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive comparable store sales and strong gross profit margins. In the last five years, the Company has grown from 234 stores as of the end of fiscal 2004 to 511 stores as of October 31, 2009, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting the current economic conditions.
The 39 weeks ended October 31, 2009, like fiscal 2008, continued to be a difficult operating environment for our industry due to numerous external factors weighing on specialty retail sales. The pressures on the consumer have intensified as unemployment has risen, equity markets have declined in recent years, and concerns about the broader economy have grown. These factors, combined with weak housing markets and tight credit markets, suggest continued pressure on specialty retail consumers in the near term. The Company continues to see the greatest sales weakness in bigger ticket, discretionary purchases such as golf and exercise equipment, while the lodge business has benefited from higher gun and ammunition sales. However, since the balance of macroeconomic factors that impact the Company’s business remains unfavorable, the Company will continue to take a cautious approach to ensure that it is well-positioned to capitalize on opportunities as they develop.
As a result, the Company has implemented numerous strategies to help it manage through these uncertain times, including remaining focused on reducing costs, conserving cash and managing inventories in line with sales trends. The Company has trimmed planned fiscal 2009 capital expenditures to approximately $100 million compared to $115 million in fiscal 2008, net of proceeds from sale leaseback transactions and allowances received from landlords. The Company believes its strong balance sheet, which includes $39.7 million in cash and cash equivalents, $62.6 million in outstanding borrowings under its $440 million Second Amended and Restated Credit Agreement (“Credit Agreement”) and an inventory per square foot reduction of 8.6% at October 31, 2009 compared to the same period in fiscal 2008, increases our financial flexibility and further strengthens our ability to successfully manage through this economic crisis. The Company’s long term debt position declined by $291.5 million from the end of the third quarter of 2008 to the end of the third quarter of 2009 due to the repayment of $172.5 million for the Company’s senior convertible notes in the first quarter of this year and a $122.2 million decrease in revolving credit borrowings.
The Company expects to continue to generate positive cash flow to fund its operations and to take advantage of growth opportunities. The Company believes its existing Credit Agreement is sufficient to support its ongoing operations and future plans for fiscal 2009.
In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales performance — For the 39 weeks ended October 31, 2009, the Company’s comparable store sales decreased 3.0% compared to a 3.7% decrease during the same period in fiscal 2008. The comparable store sales calculation for fiscal 2009 includes Dick’s Sporting Goods stores and Golf Galaxy stores. The comparable store sales calculation for fiscal 2008 includes Dick’s Sporting Goods stores only. The Company believes that its comparable stores sales performance was affected by numerous challenges, including a difficult macroeconomic environment, declining consumer confidence resulting in lower customer traffic and particularly cautious spending. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements have been hampered by the macroeconomic environment. The Company’s current strategy is to target a general overall trend to return to positive comparable store sales growth; although we recognize that we continue to be affected by many of these factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 800 Dick’s locations across the United States.

•	Positive operating cash flow — The Company generated $95.9 million of cash flow from operations in the 39 weeks ended October 31, 2009 while cash flows used in operations totaled $87.8 million during the same period in fiscal 2008. The Company believes that historically, a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with its corporate headquarters and its distribution centers, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of Item 2 herein.

•	Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Cost reduction efforts — The Company implemented numerous initiatives during fiscal 2008 aimed at maintaining tighter expense controls, which have continued into fiscal 2009. These initiatives included optimizing the Company’s overall advertising costs, costs associated with operating its stores and distribution centers as well as general and administrative costs. The Company has redirected a portion of its advertising costs to enhance consumer penetration by focusing on events, frequency, distribution, media types and sponsorships. The Company has adjusted store staffing levels and operating hours to reflect current and anticipated traffic levels and has focused on energy conservation programs to further lower store operating costs. Staffing adjustments at the Company’s distribution centers, including the closure of the Conklin return to vendor facility in March 2009, have been made to reflect anticipated merchandise receipt volumes. The Company has also implemented various administrative cost reduction initiatives, including efforts to manage corporate staffing levels, compensation related expenses and reducing travel and entertainment expenses.

•	Capital reduction efforts — The Company expects to reduce its net capital spending in fiscal 2009 to a projected target of $100 million compared to $115 million in fiscal 2008. The Company increased its estimated full year fiscal 2009 capital expenditures from $70 million to $100 million due primarily to technology expenditures we expect to incur to support our business strategies, including establishing a redundant data center. The Company has completed its fiscal 2009 new store program and has opened 24 new Dick’s Sporting Goods stores, relocated one Dick’s Sporting Goods store, opened one new Golf Galaxy store, converted the Golf Shop to a Golf Galaxy store and converted 12 Chick’s Sporting Goods stores to Dick’s Sporting Goods stores. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects among required, discretionary and strategic.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended October 31, 2009.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter totaled $18.9 million, or $0.16 per diluted share, as compared to net income of $6.2 million, or $0.05 per diluted share for the 13 weeks ended November 1, 2008.
Net sales for the current quarter increased 7.1% to $989.8 million from the 13 weeks ended November 1, 2008, due primarily to a 1.9% increase in comparable store sales, new store sales and the addition of e-commerce sales. Golf Galaxy is included in the Company’s full year comparable store sales calculation for fiscal 2009.
As a percentage of net sales, gross profit decreased 43 basis points to 26.96% for the quarter, due primarily to a 63 basis point decrease in merchandise margins that resulted from promotional activities across most merchandise categories at Dick’s and clearance activity at Golf Galaxy stores, partially offset by leverage of freight and distribution costs.
We ended the third quarter with $62.6 million of outstanding borrowings on our Credit Agreement. There were no outstanding borrowings as of January 31, 2009.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended				39 Weeks Ended
	October 31, 2009				November 1, 2008
	Dick’s Sporting				Dick’s Sporting
	Goods	Golf Galaxy	Chick’s	Total	Goods	Golf Galaxy	Chick’s	Total
Beginning stores	384	89	14	487	340	79	15	434
Q1 New	9	1	—	10	8	4	—	12
Q2 New	4	—	—	4	9	1	—	10
Q3 New	11	—	—	11	26	1		27
Q2 Closed	—	—	(2)	(2)	—	—	—	—
Q1 Converted	1	1	(1)	1	—	—	—	—
Q2 Converted	11	—	(11)	—	—	—	—	—
Q3 Converted	—	—	—	—	1	—	(1)	—

Ending stores	420	91	—	511	384	85	14	483

Relocated stores	1	—	—	1	1	—	—	1

The following tables presents for the periods indicated items in the unaudited consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	October 31,	November 1,	from Prior Year
	2009	2008 (1)	2008-2009 (1)
		(As adjusted,
		see Note 2)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	73.04	72.61	43

Gross profit	26.96	27.39	(43)
Selling, general and administrative expenses (4)	23.28	24.76	(148)
Merger and integration costs (5)	—	0.33	(33)
Pre-opening expenses (6)	0.47	0.82	(35)

Income from operations	3.21	1.47	174
Interest expense, net (8)	0.02	0.53	(51)

Income before income taxes	3.19	0.94	225
Provision for income taxes	1.29	0.27	102

Net income	1.90%	0.67%	123

Other Data:
Comparable store net sales increase (decrease) (9)	1.9%	-2.8%
Number of stores at end of period	511	483
Total square feet at end of period	24,864	23,531

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	October 31,	November 1,	from Prior Year
	2009	2008	2008-2009
		(As adjusted,
		see Note 2)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	73.11	71.54	157

Gross profit	26.89	28.46	(157)
Selling, general and administrative expenses (4)	22.60	23.49	(89)
Merger and integration costs (5)	0.33	0.20	13
Pre-opening expenses (6)	0.30	0.55	(25)

Income from operations	3.66	4.22	(56)
Gain on sale of asset (7)	—	(0.08)	8
Interest expense, net (8)	0.06	0.44	(38)

Income before income taxes	3.60	3.86	(26)
Provision for income taxes	1.39	1.61	(22)

Net income	2.21%	2.25%	(4)

Other Data:
Comparable store net sales decrease (9)	-3.0%	-3.7%
Number of stores at end of period	511	483
Total square feet at end of period	24,864	23,531

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Merger and integration costs primarily include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance and costs incurred to consolidate Golf Galaxy’s headquarters into our corporate headquarters.

(6)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(7)	Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(8)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement.

(9)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

13 Weeks Ended October 31, 2009 Compared to the 13 Weeks Ended November 1, 2008
Net Income
Net income for the current quarter totaled $18.9 million, or $0.16 per diluted share, as compared to net income of $6.2 million, or $0.05 per diluted share, for the 13 weeks ended November 1, 2008.
Net Sales
Net sales for the current quarter increased 7.1% to $989.8 million, due primarily to a 1.9% increase in comparable store sales, new store sales and the addition of e-commerce sales. Golf Galaxy is included in the Company’s full year comparable store sales calculation for fiscal 2009.
The increase in comparable store sales is mostly attributable to increases in golf, hardlines, apparel and footwear. These sales increases were partially offset by decreases in exercise and licensed merchandise. Sales for the current quarter benefited from a shift of cold weather product sales from the fourth quarter as a result of colder weather conditions relative to last year.
The comparable store sales increase was driven primarily by an increase in transactions of approximately 2.5% and a decrease of approximately 0.3% in average unit retail price at Dick’s stores. Every 1% change in comparable store sales would have impacted earnings before income taxes for the 13 weeks ended October 31, 2009 by approximately $3 million.
Income from Operations
Income from operations increased to $31.8 million for the current quarter from $13.6 million for the 13 weeks ended November 1, 2008. The increase was primarily due to an increase in gross profit totaling $13.7 million, a $3.1 million decrease in merger and integration costs and a $2.9 million decrease in pre-opening costs, partially offset by a $1.5 million increase in selling, general and administrative expenses.
Gross profit increased 5.4% to $266.8 million for the current quarter from $253.1 million for the 13 weeks ended November 1, 2008. The 43 basis point decrease is due primarily to a 63 basis point decrease in merchandise margins that resulted from promotional activities across most merchandise categories at Dick’s and clearance activity at Golf Galaxy stores, partially offset by leverage of freight and distribution costs.
Selling, general and administrative expenses increased to $230.4 million for the current quarter from $228.9 million for the 13 weeks ended November 1, 2008. The current quarter includes expenses totaling $4.8 million related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. The Company’s store payroll expenses as a percentage of sales leveraged by 127 basis points in the current quarter as the Company has adjusted store staffing levels and operating hours to reflect lower customer traffic levels. Advertising expenses as a percentage of sales leveraged by 56 basis points during the current quarter. Excluding costs related to the Company’s e-commerce operations for fiscal 2009, the Company expects advertising and other operating expenses in fiscal 2009 to be relatively the same as fiscal 2008.
The 13 weeks ended November 1, 2008 included $3.1 million of merger and integration costs incurred to consolidate Golf Galaxy’s headquarters into Dick’s Sporting Goods’ corporate headquarters. The Company incurred no merger and integration costs during the 13 weeks ended October 31, 2009.
Pre-opening expenses decreased to $4.6 million for the quarter from $7.5 million for the 13 weeks ended November 1, 2008. Pre-opening expenses were for the opening of 11 new Dick’s stores and the relocation of one Dick’s store during the quarter and for the opening of 26 new Dick’s stores and one Golf Galaxy store during the 13 weeks ended November 1, 2008. Pre-opening expense in any period fluctuates depending on the timing and number of new stores which open in preceding and subsequent quarters.

Interest Expense, Net
Interest expense, net, was $0.2 million for the quarter as compared to $4.9 million for the 13 weeks ended November 1, 2008. The Company recognizes interest income or interest expense to reflect changes in the investment value of assets held in its deferred compensation plans. The Company recognized interest income totaling $0.7 million in the current quarter compared to interest expense of $0.9 million for the 13 weeks ended November 1, 2008 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. The retroactive application of ASC 470-20-25 resulted in the recognition of additional non-cash interest expense totaling $2.0 million for the 13 weeks ended November 1, 2008. The remaining decrease in interest expense in the current quarter is primarily due to lower average borrowings and borrowing rates. The average interest rate on our revolving line of credit decreased by 290 basis points from last year. The Company’s average borrowings outstanding on our Credit Agreement were $21.0 million for the current quarter and were $46.0 million for the 13 weeks ended November 1, 2008.
Income Taxes
The Company’s effective tax rate was 40.3% for the 13 weeks ended October 31, 2009 as compared to 28.8% for the same period last year. The prior year quarter’s effective tax rate was impacted by the favorable resolution of state income tax audits that were previously reserved as uncertain tax positions.
39 Weeks Ended October 31, 2009 Compared to the 39 Weeks Ended November 1, 2008
Net Income
Net income increased to $68.0 million and earnings per diluted share increased to $0.58 for the 39 weeks ended October 31, 2009 compared to net income of $65.7 million, or $0.56 per diluted share for the 39 weeks ended November 1, 2008.
Net Sales
Net sales increased 5.3% to $3,076.2 million, due primarily to new store sales and the addition of e-commerce sales, partially offset by a comparable store sales decrease of 3.0%. Golf Galaxy is included in the Company’s full year comparable store sales calculation in fiscal 2009.
The decrease in comparable store sales is mostly attributable to decreases in exercise, other footwear, athletic footwear, athletic apparel, licensed merchandise and team sports. These sales decreases were partially offset by increases in hunting, guns, ammunition, camping and water sports.
Income from Operations
Income from operations decreased to $112.5 million from $123.2 million for the 39 weeks ended November 1, 2008. The decrease was primarily due to a $4.7 million decrease in gross profit, an $8.8 million increase in selling, general and administrative expenses and a $4.1 million increase in merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit decreased to $827.2 million for the period from $831.9 million for the 39 weeks ended November 1, 2008. The 157 basis point decrease is due primarily to a 114 basis point decrease in merchandise margins that resulted from clearance activity at Golf Galaxy stores, an increase in promotions at Dick’s stores, which resulted in better than anticipated gross margin dollars, and the inventory liquidation at the Chick’s stores prior to their conversion to Dick’s stores in May 2009. Gross profit was further impacted by fixed occupancy expenses that de-leveraged 36 basis points due to the comparable store sales decline in the 39 weeks ended October 31, 2009 compared to the 39 weeks ended November 1, 2008.
Selling, general and administrative expenses increased 1.3% to $695.3 million from $686.5 million for the 39 weeks ended November 1, 2008. The 39 weeks ended October 31, 2009 include expenses totaling $15.4 million related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. The Company’s store payroll expenses as a percentage of sales leveraged by 75 basis points in the current period as the Company adjusted store staffing levels and operating hours to reflect lower customer traffic levels. Advertising expenses as a percentage of sales leveraged by 38 basis points during the current period.

The 39 weeks ended October 31, 2009 include $10.1 million of merger and integration costs. These costs relate to the integration of Chick’s operations and include duplicative administrative costs, management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores. The 39 weeks ended November 1, 2008 included $6.0 million of merger and integration costs incurred to consolidate Golf Galaxy’s headquarters into Dick’s Sporting Goods’ corporate headquarters.
Pre-opening expenses decreased to $9.2 million from $16.1 million for the 39 weeks ended November 1, 2008. Pre-opening expenses are affected by the timing of new stores that open in preceding and subsequent quarters.
Gain on Sale of Asset
The Company exercised its early buy-out rights on an aircraft lease and recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft during the 39 weeks ended November 1, 2008.
Interest Expense, Net
Interest expense, net, was $1.9 million as compared to $12.9 million for the 39 weeks ended November 1, 2008. The Company recognizes interest income or interest expense to reflect changes in the investment value of assets held in its deferred compensation plans. The Company recognized interest income totaling $1.7 million in the 39 weeks ended October 31, 2009 compared to interest expense of $0.9 million for the 39 weeks ended November 1, 2008 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. The retroactive application of ASC 470-20-25 resulted in the recognition of additional non-cash interest expense totaling $5.9 million for the 39 weeks ended November 1, 2008. The remaining decrease in interest expense for the current period is primarily due to lower average borrowing rates. The average interest rate on the Credit Agreement decreased by 233 basis points from last year, which more than offset the increase in average borrowings outstanding on our Credit Agreement to $72.1 million for the 39 weeks ended October 31, 2009 from $64.1 million for the 39 weeks ended November 1, 2008. Borrowings increased in the current period due primarily to the repayment of $172.5 million for the Company’s senior convertible notes in the first quarter of fiscal 2009.
Income Taxes
The Company’s effective tax rate was 38.5% for the 39 weeks ended October 31, 2009 as compared to 41.7% for the same period last year. The current year’s effective tax rate is impacted by a $1.1 million reduction in income tax expense due to the resolution of an income tax audit for a prior fiscal year. Last year’s effective tax rate was impacted by non-deductible executive separation costs that increased income tax expense by $2.6 million.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
The following discussion has been updated to reflect the effects of the adjustment of previously reported amounts as discussed in Note 2 to the unaudited consolidated financial statements.
Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 31,	November 1,
	2009	2008

Net cash provided by (used in) operating activities	$95,868	$(87,826)
Net cash used in investing activities	(64,276)	(133,294)
Net cash (used in) provided by financing activities	(66,846)	212,581
Effect of exchange rate changes on cash	111	(122)

Net decrease in cash and cash equivalents	$(35,143)	$(8,661)

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
Cash provided by operating activities for the 39 weeks ended October 31, 2009 totaled $95.9 million. The seasonal increase in inventory during the period used $248.5 million, which was offset by the seasonal increase in accounts payable, which provided $231.7 million. The improvement in cash flows resulting from changes in inventory and accounts payable is due primarily to the Company improving inventory turns in the current period and extending standard payment terms with its vendors. Additionally, the Company’s efforts to reduce merchandise procurement closer to sales trends in the fourth quarter of fiscal 2008 favorably affected fiscal 2009 cash flows. Lower income tax payments in the 39 weeks ended October 31, 2009 improved operating cash flows by $86.3 million compared to the same period in fiscal 2008 primarily due to the Company’s higher federal extension payment in fiscal 2008. Net income for the 39 weeks ended October 31, 2009 provided $68.0 million, and the non-cash charge for depreciation and amortization totaled $76.0 million.
Investing Activities
Cash used in investing activities for the 39 weeks ended October 31, 2009 decreased by $69.0 million to $64.3 million, as the Company implemented its plan to lower capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions in fiscal 2009 compared to fiscal 2008. The Company’s gross capital expenditures used $87.8 million during the period, which related primarily to the opening of new stores, the conversion of Chick’s stores, information systems and administrative and distribution facilities. The Company opened 25 stores and relocated one store during the 39 weeks ended October 31, 2009 as compared to opening 49 stores and relocating one store during the 39 weeks ended November 1, 2008. The Company generated proceeds from the sale and leaseback of property and equipment totaling $23.5 million in the 39 weeks ended October 31, 2009.
Financing Activities
Cash used in financing activities for the 39 weeks ended October 31, 2009 totaled $66.8 million, primarily reflecting the Company’s purchase of its convertible notes of $172.5 million from the holders of the notes. The Company used availability under its Credit Agreement to fund the purchase. Credit Agreement borrowings for the 39 weeks ended October 31, 2009 decreased by $122.2 million to $62.6 million. Financing activities also consisted of proceeds from construction allowances received prior to the completion of construction for stores where the Company is deemed the owner during the construction period, payments on the Company’s other debt obligations and capital leases, bank overdraft activity and transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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
Borrowings under the Credit Agreement were $62.6 million as of October 31, 2009. There were no outstanding borrowings under the Credit Agreement as of January 31, 2009. Total remaining borrowing capacity, after subtracting letters of credit as of October 31, 2009 and January 31, 2009, was $360.2 million and $417.5 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of October 31, 2009, the Company was in compliance with the terms of the Credit Agreement.

Cash flows generated by operations and funds available under the Company’s Credit Agreement will be used to satisfy our capital requirements through fiscal 2009. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology, improved distribution infrastructure and a new corporate headquarters building. The Company has completed its fiscal 2009 new store program and has opened 24 new Dick’s Sporting Goods stores, relocated one Dick’s Sporting Goods store, opened one new Golf Galaxy store, converted the Golf Shop to a Golf Galaxy store and converted 12 Chick’s Sporting Goods stores to Dick’s Sporting Goods stores. The Company has leased all of its 2009 new stores. This level of store expansion is significantly lower than historical levels and is largely driven by the current economic conditions. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding. The Company will receive landlord allowances at eight of its 2009 new stores totaling approximately $20 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
The Company currently anticipates the completion of a new corporate headquarters building by January 2010. The building will be leased by the Company and the project has been primarily financed by the developer, except for any project scope changes requested by the Company. The Company increased its estimated full year fiscal 2009 capital expenditures from $70 million to $100 million due primarily to technology expenditures we expect to incur to support our business strategies, including establishing a redundant data center. Costs associated with the new corporate headquarters, including the redundant data center, other technology upgrades, office furniture and equipment, are expected to be provided by cash from operating activities, funds available under our Credit Agreement or other funding sources such as leasing arrangements.
While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $100 million in 2009, including Golf Galaxy and Chick’s capital expenditure requirements.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of October 31, 2009 primarily relate to operating lease obligations, future minimum guaranteed contractual payments, naming rights and other marketing commitments and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
During the third quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (October 31, 2009).

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 23, 2009 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer (principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President — Chief Accounting Officer and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 23, 2009 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer, dated as of November 23, 2009 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 23, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration, Chief Financial Officer and Treasurer, dated as of November 23, 2009 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith