Form 10-K
period 2010-01-30
DICKS SPORTING GOODS INC
filed 2010-03-18
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
Commission File No. 001-31463
DICK’S SPORTING GOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1241537 (I.R.S. Employer Identification No.)
345 Court Street, Coraopolis, Pennsylvania 15108
(724) 273-3400
(Address of principal executive offices, zip code, telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	The New York Stock Exchange
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
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,734,461,300 as of August 1, 2009 based upon the closing price of the registrant’s common stock on the New York Stock Exchange reported for August 1, 2009.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 12, 2010 was 89,827,214 and 25,035,870, respectively.
Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 2, 2010 (the “2010 Proxy Statement”).

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
     The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2010 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the current economic and financial downturn may cause a continued decline in consumer spending; changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our quarterly operating results and comparable store sales may fluctuate substantially; potential volatility in our stock price; our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the current financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; unauthorized disclosure of sensitive or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, vendors, distributors, manufacturers and the impact of the current economic and financial downturn on their ability to maintain their inventory and production levels and provide us with sufficient quantities of products at acceptable prices, all of which could adversely affect our supply chain, and risks associated with relying on foreign sources of production; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor and the sale of consumer products; risks relating to e-commerce; risks relating to problems with or disruption of our current management information systems; risks regarding relocation to our new corporate headquarters, including additional costs or possible business disruption from relocating our information technology data center or relocating personnel and equipment; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining business and/or assimilating acquired companies; our ability to meet our labor needs; we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; various risks associated with our exclusive brand offerings; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; impairment in the carrying value of goodwill or other acquired intangibles; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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

PART I
ITEM 1. BUSINESS
General
     Dick’s Sporting Goods, Inc. (referred to as the “Company” or “Dick’s” or in the first person notations “we”, “us”, and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. Our core focus is to be an authentic sporting goods retailer by offering a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities. Dick’s was founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and in 1984, became President and Chief Executive Officer of the then two store chain.
     We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, PA 15108 and our phone number is (724) 273-3400. Our website is located at www.dickssportinggoods.com. The information on our website does not constitute a part of this annual report. We include on our website, free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.
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
     As of January 30, 2010, the Company operated 419 Dick’s Sporting Goods stores in 40 states and 91 Golf Galaxy stores in 31 states.
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

     Broad Assortment of Brand Name Merchandise. We carry a wide variety of well-known brands, including Nike, The North Face, Columbia, adidas, TaylorMade, Callaway and Under Armour, as well as private label products sold under names such as Maxfli, Tailgate Gear and Walter Hagen and private brand products, such as our exclusive lines of Nike ACG, Slazenger, Umbro, Reebok, Field & Stream and adidas baseball merchandise, which are available only in our stores. The breadth of our product selections in each category of sporting goods offers our customers a wide range of price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast.
     Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association (“PGA”) and Ladies Professional Golf Association (“LPGA”) working in our stores, and as of January 30, 2010, we employed 494 PGA and LPGA professionals in our Dick’s golf departments and our Golf Galaxy stores. We also have 514 bike mechanics to sell and service bicycles and 363 certified fitness trainers who provide advice on the best fitness equipment for our customers. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.
     Interactive “Store-Within-A-Store”. Our Dick’s Sporting Goods stores typically contain five stand-alone specialty stores. We seek to create a distinct look and feel for each specialty department to heighten the customer’s interest in the products offered. A typical store has the following in-store specialty shops: (i) the Golf Pro Shop, a golf shop with a putting green and hitting area and video monitors featuring golf tournaments and instruction on the Golf Channel or other sources; (ii) the Footwear Center, featuring hardwood floors, a track for testing athletic shoes and a bank of video monitors playing sporting events; (iii) the Fitness Center, providing an extensive selection of equipment for today’s most popular fitness activities, including a dedicated cycle shop, designed to sell and service bikes, complete with a mechanics’ work area and equipment on the sales floor; (iv) the Lodge for the hunting and fishing customer, designed to have the look of an authentic bait and tackle shop; and (v) Team Sports, a seasonal sports area displaying sports equipment and athletic apparel associated with specific seasonal sports, such as football and baseball. Our stores provide interactive opportunities by allowing customers to test golf clubs in an indoor driving range, shoot bows in our archery range, or run on our footwear track.
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
     Exclusive Brand Offerings. Our exclusive brands and styles offer exceptional value and quality to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable products. Our team designs and develops these brands to offer our customers differentiated assortments from our competitors. We have invested in a development and procurement staff that continually sources performance-based products generally targeted to the sporting enthusiast. We offer brands such as Maxfli, Field and Stream, Nike ACG, Slazenger, Reebok, adidas baseball, Umbro, Walter Hagen, Fitness Gear, DBX, Tailgate Gear, and Quest.
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

     The following table sets forth the approximate percentage of sales attributable to apparel, footwear and hardlines for the periods presented:

	Fiscal Year
Merchandise Category	2009	2008	2007
Apparel	28%	30%	28%
Footwear	16%	16%	17%
Hardlines (1)	56%	54%	55%

Total	100%	100%	100%

(1)	Includes items such as hunting and fishing gear, sporting goods equipment and golf equipment.
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
     Footwear: The Footwear Center, featuring hardwood floors and a track for testing athletic shoes, offers a diverse selection of athletic shoes for running and walking, tennis, fitness and cross training, basketball and hiking. In addition, we also carry specialty footwear including casual footwear and a complete line of cleated shoes for baseball, football, soccer and lacrosse. Other important categories within the footwear department are boots, socks and accessories.
     Hardlines:
     Exercise and Team Sports. Our product lines include a diverse selection of fitness equipment including treadmills, elliptical trainers, stationary bicycles, home gyms, free weights and weight benches. A full range of equipment and accessories are available for team sports such as football, baseball, softball, basketball, hockey, soccer, bowling and lacrosse. Family recreation offerings include lawn games and table games such as ping-pong, foosball and air hockey.
     Outdoor Recreation. The Lodge, designed to have the look of an authentic bait and tackle shop, caters to the outdoorsman and includes a diverse offering of equipment for hunting, fishing, camping and water sports. Hunting products include rifles, shotguns, ammunition, global positioning systems, hunting apparel, boots and optics including binoculars and scopes, knives and cutlery, archery equipment and accessories. Fishing gear such as rods, reels, tackle and accessories are offered along with camping equipment, including tents, sleeping bags and other accessories. Equipment offerings for marine and water sports include navigational electronics, water skis, rafts, kayaks, canoes and accessories.
     Golf. The Golf Pro Shop, a golf shop with a putting green, golf simulators and launch monitors, includes a complete assortment of golf clubs and club sets, bags, balls, shoes, teaching aids and accessories. We provide a complete range of expert golf services, from custom club fitting, club repair, grip installation and shaft installation for drivers, irons and putters. We carry a full range of products featuring major golf suppliers such as TaylorMade, Callaway, Titleist, Cobra, FootJoy and Nike Golf as well as our exclusive brands, Walter Hagen, Maxfli and Slazenger.
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
     Store Design. We design our Dick’s stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. We also have another prototype two-level store of approximately 75,000 square feet as a growth vehicle for those trade areas that have sufficient in-profile customers to support it. Our Golf Galaxy store model is based on a prototype store, which generally ranges from 13,000 to 18,000 of selling square feet. The following table summarizes store openings and closings for 2009 and 2008:

	Fiscal 2009				Fiscal 2008
			Chick’s				Chick’s
		Golf	Sporting			Golf	Sporting
	Dick’s	Galaxy	Goods	Total	Dick’s	Galaxy	Goods	Total
Beginning stores	384	89	14	487	340	79	15	434
New:
50,000 Sq. Ft. prototype	21	—	—	21	34	—	—	34
Two-level stores	3	—	—	3	9	—	—	9
Golf Galaxy stores	—	1	—	1	—	10	—	10

Total new stores	24	1	—	25	43	10	—	53
Converted stores	12	1	(12)	1	1	—	(1)	—
Closed	(1)	—	(2)	(3)	—	—	—	—

Ending stores	419	91	—	510	384	89	14	487

Relocated stores	1	—	—	1	1	—	—	1

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
     Our Dick’s stores are typically open seven days a week, generally from 9:30 a.m. to 9:30 p.m. Monday through Thursday, 9:00 a.m. to 9:30 p.m. Friday and Saturday and 10:00 a.m. to 7:00 p.m. on Sunday. Our Golf Galaxy stores are typically open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Friday, 9:00 a.m. to 8:00 p.m. on Saturday, and 10:00 a.m. to 6:00 p.m. on Sunday.
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
     We typically staff our Dick’s stores with a store manager, two sales managers, a sales support manager, seven sales leaders and approximately 50 full-time and part-time sales associates for a single-level store and proportionately more supervisory roles and associates for a two-level store, depending on store volume and time of year. The operations of each store are supervised by one of 44 district managers, each of whom reports to one of six regional vice-presidents of store operations who are located in the field. The vice president of field operations reports directly to the senior vice president of operations.
     Support Services. We believe that we further differentiate our stores from other large format sporting goods stores by offering support services for the products we sell. We offer a complete range of expert golf services, from custom club fitting, club repair, grip installation and shaft installation for drivers, irons and putters. We also have certified club technicians on hand. We offer private lessons with our PGA and LPGA professionals in our Golf Galaxy Stores.
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
     At our Dick’s stores, we also string tennis racquets and lacrosse sticks, sharpen ice skates, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows, sell hunting and fishing licenses and fill CO2 tanks for paintball.
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
     Our Dick’s Sporting Goods “ScoreCard® Rewards” loyalty program is a free program that allows shoppers to earn rewards while making purchases at our stores. Once registered, a member earns points for shopping and will be awarded a $10 reward certificate for every 300 points they earn. Program members also receive exclusive deals, new product alerts and insider access via our direct marketing programs. Customers receive direct marketing programs based upon their sports preferences and past purchase history. “Game On” is our special member-only magazine sent to our most loyal shoppers at the beginning of each season.
     Our “Advantage Club” customer loyalty program at our Golf Galaxy stores is designed to create a direct relationship with our customers using advance notice of special in-store events, exclusive offers and information. Membership in our Advantage Club is free. We target our direct mail catalogs and e-mail offers to this group of customers who generate above average response rates, thus enhancing our marketing efficiency. Members earn points for shopping and will be awarded a $10 reward certificate for every 300 points they earn.
Information Systems
     Our core merchandising, allocation and replenishment systems are from JDA. The data generated by these systems is consolidated into a comprehensive data warehouse application which was purpose-built to provide near real-time performance information across a broad spectrum of critical metrics for our business. All functions of the business have access to highly accurate and consistent information related to the various components of sales, inventory, and margin from department to SKU level. Our stores are on-line to the corporate data center and utilize high-speed data communications to update sales data continuously throughout the business day while also enabling our associates and customers to access the internet for additional sales opportunities on the Company websites via POS registers and special services computers. We utilize a highly optimized and customized version of the Advanced Store POS application software from NCR in both Dick’s Sporting Goods and Golf Galaxy stores.
     The enterprise data center located within our new Store Support Center (“SSC”) is equipped with mainframe and mid-range computers and storage systems from IBM, integrated with voice and data networking communication equipment from Cisco. This brand new facility has been built to support the future growth of the Company.
     Our end-to-end supply chain management suite of software applications is from Manhattan Associates and operates our three distribution centers from the central computing complex in our SSC. The Company’s Financial and Human Resource Management systems are PeopleSoft applications provided by Oracle. All third party applications are integrated and enhanced using state-of-the-art software tools and techniques developed internally.

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
     We purchase merchandise from approximately 1,200 vendors, and we have no long-term purchase commitments. During fiscal 2009, Nike, our largest vendor, represented approximately 13% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2009 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.
     We operate three regional distribution centers: a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. Vendors directly ship floor ready merchandise to these distribution centers, where it is processed as necessary. The merchandise arriving at our distribution centers is allocated directly to our stores, to temporary storage at our distribution centers, or to both locations. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors.
     We have contracted with a dedicated fleet for the delivery of merchandise from our Smithton distribution center to our stores within a 200-mile radius. We have contracted with common carriers to deliver merchandise from our Plainfield and Atlanta distribution centers to our stores as well as any store outside of the delivery radius for Smithton.
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
Employees
     As of January 30, 2010, we had a total of approximately 10,200 full-time and approximately 15,000 part-time associates. Due to the seasonal nature of our business, total employment will fluctuate during the year and typically peaks in the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.
Proprietary Rights
     Each of “Dick’s”, “Dick’s Sporting Goods”, “DicksSportingGoods.com”, “Golf Galaxy”, “Chick’s Sporting Goods”, “Walter Hagen”, “Maxfli”, “Northeast Outfitters”, “PowerBolt”, “Fitness Gear”, “Ativa”, “Acuity”, “Tailgate Gear”, “DBX”, “Field & Stream” (footwear only) and “Quest” has been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “adidas” (baseball only), “Field & Stream” (camping, hunting and fishing), “Slazenger” and “Umbro” for specified product categories. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to sell a minimum volume of products covered by the license and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described below under the heading “Risks and Uncertainties.”
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

Executive Officers of the Company
     The current executive officers of the Company, and their prior business experience, are as follows:
     Edward W. Stack, 55, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Edward Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager. He was recently elected to the board of directors of KeyCorp (a leading bank-based financial services company).
     Joseph H. Schmidt, 50, became our President and Chief Operating Officer in February 2009. In 2008, Mr. Schmidt served as Executive Vice President and Chief Operating Officer responsible for all aspects of Store Operations, Real Estate & Development, Distribution and Transportation. Previously, Mr. Schmidt was our Executive Vice President — Operations, and before that Senior Vice President — Store Operations, a position he held beginning in 2005. Mr. Schmidt was Vice President — Store Operations beginning in 2001. Mr. Schmidt joined us in 1990 and has held various positions in store operations. From 1981 to 1990, he held various positions in store operations for Ames Department Stores, Inc.
     Timothy E. Kullman, 54, joined Dick’s Sporting Goods as Senior Vice President and Chief Financial Officer in April 2007 and was promoted to Executive Vice President — Finance, Administration and Chief Financial Officer in February 2008. Prior to joining Dick’s, Mr. Kullman served as Chief Financial Officer of PetSmart, a specialty pet retailer listed on NASDAQ, since July 2002. Before joining PetSmart, Mr. Kullman was Executive Vice President and CFO for Hagemeyer North America Holdings, Inc., a wholly-owned division of a global distribution company based in the Netherlands and spent three years at Genuardi’s Family Markets. Prior to that, he was Senior Vice President, CFO, Secretary and Treasurer for Delchamps, Inc., a major grocery chain in the southeastern United States. Mr. Kullman also held senior financial positions with Farm Fresh Inc., Blue Cross Blue Shield of Michigan and Deloitte, Haskins & Sells, LLP.
     Jeffrey R. Hennion, 43, became our Executive Vice President and Chief Marketing Officer in 2008. Previously, Mr. Hennion was Senior Vice President — Chief Marketing Officer, a position he held since 2005. Beginning in 2004, he served as our Senior Vice President — Strategic Planning, and prior to that was our Vice President — Finance and Treasurer, a position he held since 2002. Mr. Hennion started with us in 2000 as Vice President — Treasurer. Prior to joining the Company, he served Alcoa Inc. from 1989 to 2000 in various treasury and finance related functions, most recently as Assistant Treasurer and as Director — Investor Relations.
     Kathryn Sutter, 47, became our Senior Vice President — Human Resources in 2007 and was named an executive officer of the Company in 2008. Previously, Ms. Sutter was Vice President — Leadership and Organizational Development, a position she held since 2005. Prior to joining Dick’s, Ms. Sutter was employed by Office Depot as Vice President of Development and Global Learning from May 2002 through October 2004.
     Joseph R. Oliver, 50, became our Senior Vice President, Chief Accounting Officer and Controller in November 2009. Prior to that time, Mr. Oliver served as Vice President and Controller of the Company since February 2006. Mr. Oliver served as Director of Accounting for the Company from May 2000 to February 2006. Prior to joining Dick’s, Mr. Oliver was employed by Dominion Resources from 1983 to 2000 in various finance functions, most recently as Director of Accounting.

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
     As a business that depends on consumer discretionary spending, the Company may face a difficult 2010 because our customers may reduce their purchases due to continued job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in comparable store sales, customer traffic or average value per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. The potential effects of the economic and financial crisis are difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
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
     In general, our sales depend on discretionary spending by our customers. A deterioration of economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:
•	the impact of an economic recession;

•	unemployment trends;

•	the housing market;

•	consumer credit availabiltiy;

•	consumer debt levels;

•	consumer confidence in the economy;

•	gasoline and fuel prices;

•	interest rates and inflation;

•	tax rates and tax policy;

•	impact of natural disasters;

•	national and international security concerns; and

•	other matters that influence consumer confidence and spending.
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
     Our comparable store sales could decline further than they did in the last fiscal year, and they may vary from quarter to quarter. A decline in revenues or comparable store sales may cause the price of our common stock to decrease or to fluctuate significantly.

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
     The operation of our business and the rate of our expansion depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all. Our current senior secured revolving credit facility contains provisions which restrict our ability to incur additional indebtedness, to raise capital through the issuance of equity or make substantial asset sales, which might otherwise be used to finance our operations. Our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property, excluding store and distribution center equipment and fixtures, which may further limit our access to certain capital markets or lending sources. Moreover, the actual availability under our credit facility is limited to the lesser of 70% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding, and opportunities for increased cash flows from reduced inventories would be partially offset by reduced availability through our senior secured revolving credit facility. Furthermore, the downturn in the equity and debt markets and tightening of credit markets could make it difficult to obtain additional financing or raise capital, and thus we cannot be certain that additional funds will be available if needed or available on acceptable terms.
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
     We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles and ammunition, which are products that are associated with an increased risk of injury and related lawsuits. We may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. We may incur losses relating to these claims or the defense of these claims. We may also incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles and ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles and ammunition. In addition, in the future there may be increased federal, state or local regulation, including taxation, on the sale of hunting rifles and ammunition in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or in the case of our private label products, collect anything at all. In addition, we are subject to regulation by the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, any improper or illegal use by our customers of ammunition or hunting rifles sold by us could have a negative impact on our reputation and business.
If our suppliers, distributors or manufacturers do not provide us with sufficient quantities of products, our sales and profitability will suffer.
     We purchase merchandise from approximately 1,200 vendors. In fiscal 2009, purchases from Nike represented approximately 13% of our merchandise purchases. Although in fiscal 2009 purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.
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
     The complex regulatory and legal environment exposes us to compliance and litigation risks that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include:
•	those relating to consumer products, product liability or consumer protection, including the Consumer Product Safety Act and the Consumer Product Safety Improvement Act regarding lead and phthalates, as well as similar state laws;

•	those relating to the manner in which we advertise, market or sell our products;

•	labor and employment laws, including wage and hour laws, as well as proposed legislation such as the Employee Free Choice Act;

•	those that prohibit or limit the sale in certain areas of certain products we offer, such as firearms, ammunition or knives;

•	tax laws or interpretations thereof;

•	data protection and privacy laws and regulations;

•	environmental laws and regulations, such as California’s Safe Drinking Water and Toxic Enforcement Act (known as Prop 65);

•	customs or import laws and regulations; and

•	securities and exchange laws and regulations.
We face various risks as an e-commerce retailer.
     We may require additional capital in the future to sustain or grow our e-commerce business. Business risks relating to e-commerce sales include the need to keep pace with rapid technological change, internet security risks, risks of systems failure or inadequacy, governmental regulation and taxation. We have contracted with a third party to maintain and operate our e-commerce website and are reliant on that party and its operational, privacy and security procedures and controls and its ability to maintain and operate our website.

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
     Our Dick’s and Golf Galaxy stores utilize a suite of applications from JDA for our core merchandising, allocation and replenishment systems. These systems, if not functioning properly, could disrupt our ability to track, record and analyze the merchandise that we sell and cause disruptions of operations, including, among others, an inability to process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities, particularly if there are any unforeseen interruptions after implementation. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.
We rely on three distribution centers, and if there is a natural disaster or other serious disruption at one of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.
     We currently operate a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause would damage a significant portion of our inventory, could impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. Our growth could cause us to seek alternative facilities. Such expansion of the current facilities or alternatives could affect us in ways we cannot predict.
Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.
     Our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 30% of our net sales for fiscal 2009. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
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
     From time to time the Company or its subsidiaries may be involved in lawsuits, including class action lawsuits brought against the Company or its subsidiaries for alleged violations of the Fair Labor Standards Act and state wage and hour laws, product liability, consumer, employment, tort and other litigation. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We may incur losses relating to these claims. In addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims. For a description of current legal proceedings, see Part I, Item 3, Legal Proceedings.

The terms of our senior secured revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. This impairment could have a significant adverse impact on our business.
     Our current senior secured revolving credit facility contains provisions which restrict our ability to, among other things, incur additional indebtedness, issue additional shares of capital stock in certain circumstances, make particular types of investments, incur certain types of liens, pay cash dividends, redeem capital stock, consummate mergers and consolidations of certain sizes, enter into transactions with affiliates or make substantial asset sales. In addition, our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property, excluding store and distribution center equipment and fixtures. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
     If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, or that we would be able to operate at a profit. In addition, recent distress in the worldwide financial markets has resulted in diminished liquidity and credit availability. There can be no assurance that our liquidity or access to capital will not be adversely affected by changes in the financial markets and global economy. Although our current senior secured revolving credit facility does not expire until 2012, continued market distress could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.
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
     Our success depends on hiring and retaining quality managers and sales associates in our stores. We plan to expand our employee base to manage our anticipated growth. Competition for non-entry level personnel, particularly for employees with retail expertise, is intense. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Also, many of our store-level employees are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the employees who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation and wage inflation. Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. In addition, proposed legislation called the Employee Free Choice Act could make it easier for unions to organize based on card check authorization rather than by secret ballot election and could give third-party arbitrators the ability to impose terms of a collective bargaining agreement upon us and a labor union if we and the union did not agree to the terms of a collective bargaining agreement. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to hire and retain sales associates capable of providing a high level of customer service, our business could be materially adversely affected.
We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from other stockholders.
     We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of January 30, 2010, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack may also acquire additional shares of common stock upon the exercise of stock options. The interests of Mr. Stack and his relatives may differ from the interests of the other stockholders and they may take actions with which you disagree.

Terrorist attacks, acts of war and foreign instability may seriously harm our business.
     Among the chief uncertainties facing our nation and world, which may impact our business, is the instability and conflict in the Middle East. Obviously, no one can predict with certainty what the overall economic impact will be as a result of these circumstances. Clearly, events or series of events in the Middle East or elsewhere could have a very serious adverse impact on our business.
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
     We offer our customers high-quality products at competitive prices marketed under exclusive brands. We expect to continue to grow our exclusive private label offerings and have entered into several licensing agreements that grant us the right to sell and market certain products under third-party brands. We have invested in our development and procurement resources and marketing efforts related to these exclusive brand offerings. Although we believe that our private label products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell, the expansion of our exclusive brand offerings subjects us to certain additional risks. These include, among others, risks related to: our failure to comply with government and industry safety standards (e.g., those enforced by the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies) related to our private label products; mandatory or voluntary product recalls related to our exclusive brand offerings; being subject to lawsuits resulting from injuries associated with the use of private label sporting goods equipment that we sell; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods) of our exclusive branded offerings; our ability to successfully navigate the proprietary rights of other parties and avoid claims related to proprietary rights of others; our ability to successfully administer and comply with third-party licenses and contractual commitments that we have with the licensors of the brands, including in some instances certain sales minimums, which if not met in some instances can cause us to lose the licensing rights or pay damages; risks associated with overseas sourcing and manufacturing — foreign laws and regulation, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in countries, exchange rate fluctuations and conducting activities with third-party manufacturers and those risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Our corporate headquarters was relocated to the Store Support Center (“SSC”) in January 2010. The SSC is located at 345 Court Street, Coraopolis, PA, 15108, where we lease approximately 670,000 square feet of office space. The initial lease term covers 25 years from the rental commencement date, as defined in the lease agreement. The Company’s former corporate headquarters is located at a nearby location in Allegheny County, PA, where we continue to lease approximately 200,000 square feet of office space. In December 2008, the Company agreed to terminate the former headquarters lease effective September 30, 2010 and pay rent through December 31, 2010.
     We currently lease a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia and a 601,000 square foot distribution center in Smithton, Pennsylvania. The term of these leases expire in 2020, 2021 and 2019, respectively. We closed a 75,000 square foot return center in Conklin, New York in March 2009. Beginning in April 2009, all of our distribution centers became responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors.
     In May 2009, we ceased our Chick’s operations that were headquartered in Covina, California, where we lease approximately 11,500 square feet of office space, following conversion of all existing Chick’s stores to Dick’s stores. The term of this lease ends in June 2011.
     We lease all of our stores. Initial lease terms are generally for 10 to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls. We currently have 14 signed leases for the stores planned to open in fiscal 2010 and 4 signed leases for the stores planned to open in fiscal 2011.

     As of January 30, 2010 we operated 510 stores in 43 states. The following table sets forth the number of stores by state:

State	Dick’s	Golf Galaxy	Total
Alabama	9	—	9
Arizona	6	2	8
Arkansas	1	—	1
California	15	3	18
Colorado	13	2	15
Connecticut	8	1	9
Delaware	2	1	3
Florida	11	5	16
Georgia	14	—	14
Idaho	—	1	1
Illinois	21	8	29
Indiana	17	1	18
Iowa	2	1	3
Kansas	6	1	7
Kentucky	6	1	7
Louisiana	2	—	2
Maine	4	—	4
Maryland	9	3	12
Massachusetts	16	—	16
Michigan	15	1	16
Minnesota	7	4	11
Mississippi	3	—	3
Missouri	8	2	10
Nebraska	3	1	4
Nevada	1	1	2
New Hampshire	3	—	3
New Jersey	13	3	16
New York	29	5	34
North Carolina	22	5	27
Ohio	35	9	44
Oklahoma	—	2	2
Oregon	7	1	8
Pennsylvania	36	5	41
Rhode Island	2	—	2
South Carolina	8	—	8
Tennessee	13	1	14
Texas	17	11	28
Utah	1	1	2
Vermont	2	—	2
Virginia	20	4	24
Washington	—	1	1
West Virginia	5	—	5
Wisconsin	7	4	11

Total	419	91	510

ITEM 3. LEGAL PROCEEDINGS
     The Company is a defendant in two cases which make claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The cases were filed in May and November of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”) and Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)). In September and October 2006, respectively, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified classes for notice purposes under the FLSA in the Barrus and Parks cases, which the U.S. District Judge upheld. In both cases, the parties and the court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007 and November 2008. In the Barrus case, attempts to resolve the case through settlement at mediation were unsuccessful, and litigation has resumed. We currently believe that this case does not properly represent a class action, and the Company plans to vigorously defend this case. In the Parks case, the parties reached an agreement to settle the case on a class-wide basis. Formal settlement documents were executed in July 2009 and the court granted final approval of the settlement on January 29, 2010 and entered a Final Judgment on February 4, 2010. The parties are working with a third-party administrator to administer the settlement.
     In addition to the above matters, various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily includes commercial matters, intellectual property, lease disputes and employment issues. Our management believes that the final resolution of any of these matters would not have a material effect on our consolidated financial position, liquidity or results of operations.
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
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

Fiscal Quarter Ended	High	Low
May 2, 2009	$19.62	$10.77
August 1, 2009	$20.04	$16.14
October 31, 2009	$25.74	$19.45
January 30, 2010	$26.05	$20.76

Fiscal Quarter Ended	High	Low
May 3, 2008	$33.40	$24.64
August 2, 2008	$29.52	$15.65
November 1, 2008	$23.97	$13.11
January 31, 2009	$16.36	$9.56

     The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 12, 2010 was 237 and 9, respectively.
     We currently intend to retain our earnings for the development of our business. We have never paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the future. The Company is precluded from paying cash dividends under its Second Amended and Restated Credit Agreement (“Credit Agreement”).
     The information set forth under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” is incorporated herein.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data for fiscal years 2009, 2008, 2007, 2006 and 2005 presented below under the captions “Statement of Income Data”, “Earnings per Common Share”, “Other Data” and “Balance Sheet Data” have been derived from our consolidated financial statements for those periods. The following selected consolidated financial data for fiscal years 2009, 2008, 2007, 2006 and 2005 presented below under the caption “Store Data” have been derived from internal records of our operations.
     Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is named for the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2006, which includes 53 weeks.
     Due to a new accounting pronouncement related to convertible debt, certain amounts have been adjusted from previously reported amounts. The pronouncement pertains to our senior unsecured convertible notes due 2024 that were issued in 2004, repaid in 2009 and resulted in adjustments to all historical fiscal periods presented below. Refer to Note 1 to the Consolidated Financial Statements included in Item 8 herein for further discussion and the effect of the retrospective application of the new standard on certain previously reported line items.
     You should read the information set forth below in conjunction with other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Fiscal Year
2009	2008	2007	2006	2005 (1)
(Dollars in thousands, except per share and sales per square foot data)
Statement of Income Data:
Net sales	$4,412,835	$4,130,128	$3,888,422	$3,114,162	$2,624,987
Cost of goods sold (2)	3,195,899	2,946,079	2,730,359	2,217,463	1,887,347

Gross profit	1,216,936	1,184,049	1,158,063	896,699	737,640
Selling, general and administrative expenses	972,025	928,170	870,415	682,625	556,320
Impairment of goodwill and other intangible assets (3)	—	164,255	—	—	—
Impairment of store assets (3)	—	29,095	—	—	—
Merger and integration costs	10,113	15,877	—	—	37,790
Pre-opening expenses	9,227	16,272	18,831	16,364	10,781

Income from operations	225,571	30,380	268,817	197,710	132,749
Gain on sale of non-cash investment (4)	—	—	—	—	(1,844)
Gain on sale of asset (4)	—	(2,356)	—	—	—
Interest expense, net	2,395	18,915	18,740	16,921	19,502

Income before income taxes	223,176	13,821	250,077	180,789	115,091
Provision for income taxes	87,817	53,686	99,511	72,316	46,037

Net income (loss)	$135,359	$(39,865)	$150,566	$108,473	$69,054

Earnings per Common Share (5):
Net income (loss) per common share — Basic	$1.20	$(0.36)	$1.38	$1.06	$0.69
Net income (loss) per common share — Diluted	$1.15	$(0.36)	$1.29	$0.98	$0.64
Weighted average number of common shares outstanding (in thousands):
Basic	113,184	111,662	109,383	102,512	99,584
Diluted	117,955	111,662	116,504	110,790	107,958

Store Data:
Comparable store net sales (decrease) increase (6)	(1.4%)	(4.8%)	2.4%	6.0%	2.6%
Number of stores at end of period (7)	510	487	434	294	255
Total square feet at end of period (7)	24,816,442	23,592,850	21,084,292	16,724,171	14,650,459
Net sales per square foot (8)	$177	$186	$196	$197	$188

Other Data:
Gross profit margin	27.6%	28.7%	29.8%	28.8%	28.1%
Selling, general and administrative percentage of net sales	22.0%	22.5%	22.4%	21.9%	21.2%
Operating margin	5.1%	0.7%	6.9%	6.3%	5.1%
Inventory turnover (9)	3.26	x	3.06	x	3.22	x	3.34	x	3.42	x
Depreciation and amortization	$100,948	$90,732	$75,052	$54,929	$49,861

Balance Sheet Data:
Inventories	$895,776	$854,771	$887,364	$641,464	$535,698
Working capital (10)	$426,686	$436,741	$309,630	$306,205	$143,678
Total assets	$2,245,333	$1,961,846	$2,031,662	$1,521,435	$1,185,219
Total debt including capital and financing lease obligations	$142,243	$181,543	$173,558	$166,086	$159,684
Retained earnings	$548,391	$413,032	$452,897	$302,331	$195,373
Total stockholders’ equity	$1,083,227	$893,577	$894,303	$632,099	$434,670

(1)	In the first quarter of fiscal 2006, we adopted the fair value recognition provisions pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718 and, accordingly, financial results for years prior to fiscal 2006 have not been restated. Pre-tax stock-based compensation expense in fiscal 2009, 2008, 2007 and 2006 was $21.3 million, $25.6 million, $29.0 million and $24.3 million, respectively.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs.

(3)	In fiscal 2008, the Company recorded non-cash impairment charges of $164.3 million attributable to the impairment of Golf Galaxy’s goodwill and other intangible assets. The Company also recorded non-cash impairment charges of $29.1 million in connection with certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores.

(4)	Gain on sale of investment resulted from the sale of a portion of the Company’s non-cash investment in its third-party Internet commerce service provider. We converted to an equity ownership in that provider in lieu of royalties until Internet sales reached a predefined amount that resulted in this non-cash investment. Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(5)	Earnings per share data gives effect to a two-for-one stock split effected in October 2007.

(6)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were closed or relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. The Golf Galaxy stores are included in the full year comparable store base beginning in fiscal 2009.

(7)	The store count and square footage amounts include Golf Galaxy stores and stores acquired as part of the Company’s acquisition of Chick’s for fiscal 2009, 2008 and 2007.

(8)	Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 18% of total store space in our Dick’s stores.

(9)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(10)	Defined as current assets less current liabilities.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See PART I- “Forward Looking Statements” and PART I-Item 1A, “Risk Factors”.
Overview
     Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. On February 13, 2007, the Company acquired Golf Galaxy by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company completed its acquisition of Chick’s Sporting Goods, Inc. The Consolidated Statements of Operations include the results of Golf Galaxy and Chick’s for fiscal 2007 from their respective dates of acquisition. As of January 30, 2010 we operated 419 Dick’s stores and 91 Golf Galaxy stores, with approximately 24.8 million square feet, in 43 states, the majority of which are located throughout the eastern half of the United States.
     Effective February 1, 2009, the Company amended its e-commerce agreement and began recording e-commerce revenue on a gross basis as the principal party in the transactions compared to its prior recording of these revenues on a net basis pursuant to FASB ASC 605-45, “Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent.”
     The primary factors which historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive comparable store sales and its strong gross profit margins. In the last five years, the Company has grown from 234 stores as of the end of fiscal 2004 to 510 stores as of the end of fiscal 2009, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting recent economic conditions.

     Fiscal 2009, like fiscal 2008, continued to be a difficult operating environment for our industry due to numerous external factors weighing on specialty retail sales. The pressures on the consumer have remained intact as unemployment has risen, equity markets have declined in recent years and concerns about the broader economy have grown. These factors, combined with continuing weak housing markets and tight credit markets, suggest continued pressure on specialty retail consumers in the near term. The Company continues to see the greatest sales weakness in bigger ticket, discretionary purchases such as golf and exercise equipment, while the lodge business has benefited from higher gun and ammunition sales. However, since the balance of macroeconomic factors that impact the Company’s business remains unfavorable, the Company will continue to take a cautious approach to ensure that it is well-positioned to capitalize on opportunities as they develop.
     As a result, the Company has implemented numerous strategies to help it manage through these uncertain times, including remaining focused on expense management, strategic deployment of capital and managing inventories in line with sales trends. The Company reduced its fiscal 2009 capital expenditures to $92.6 million compared to $115.2 million in fiscal 2008, net of proceeds from sale leaseback transactions and allowances received from landlords. The Company believes its strong balance sheet, which includes $225.6 million in cash and cash equivalents, no outstanding borrowing under its $440 million Credit Agreement and an inventory per square foot reduction of 0.4% and 13.9% for fiscal 2009 and fiscal 2008, respectively, increases its financial flexibility and further strengthens its ability to successfully manage through this economic crisis.
     The Company expects to continue to generate positive cash flow to fund its operations and to take advantage of growth opportunities. The Company believes its existing Credit Agreement is sufficient to support its ongoing operations and future plans for fiscal 2010.
     In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable store sales growth — Fiscal 2009 comparable store sales decreased 1.4% compared to a 4.8% decrease in fiscal 2008. The comparable store sales calculation for fiscal 2009 includes Dick’s and Golf Galaxy stores. The comparable store sales calculation for fiscal 2008 includes Dick’s stores only. The Company believes that its comparable stores sales performance was affected by numerous challenges, including a difficult macroeconomic environment and declining consumer confidence, resulting in lower average unit retail prices due to particularly cautious spending. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements have been hampered by the macroeconomic environment. The Company’s current strategy is to target a general overall trend to return to positive comparable store sales growth; although we recognize that we continue to be affected by many of these macroeconomic factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 800 locations across the United States.

•	Positive operating cash flow — The Company generated $401.3 million of cash flow from operations in fiscal 2009 compared with $159.8 million in fiscal 2008. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with its Store Support Center and its distribution centers, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section herein.

•	Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Cost reduction efforts — The Company implemented numerous initiatives during fiscal 2008 aimed at maintaining tighter expense controls. These initiatives included optimizing the Company’s overall advertising costs, costs associated with operating its stores and distribution centers as well as general and administrative costs. The Company redirected a portion of its advertising costs to enhance consumer penetration by focusing on events, frequency, distribution, media types and sponsorships. The Company has adjusted store staffing levels and operating hours to reflect current and anticipated traffic levels and has focused on energy conservation programs to further lower store operating costs. Staffing adjustments at the Company’s distribution centers, including the closure of the Conklin return to vendor facility in March 2009, were made to reflect anticipated merchandise receipt volumes. The Company has also implemented various administrative cost reduction initiatives, including efforts to manage corporate staffing levels, compensation related expenses and reducing travel and entertainment expenses.

•	Capital reduction efforts — The Company reduced its capital spending in fiscal 2009 to $92.6 million from $115.2 million in fiscal 2008. The Company opened 24 new Dick’s Sporting Goods stores and one new Golf Galaxy store during fiscal 2009. This level of store expansion was significantly lower than historical levels and was largely driven by the current economic conditions. The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects between required, discretionary and strategic.
Executive Summary
     The Company reported net income for the year ended January 30, 2010 of $135.4 million, or $1.15 per diluted share as compared to a net loss of $39.9 million, or $0.36 per diluted share in fiscal 2008. The net loss in fiscal 2008 included impairment charges of $161.7 million, net of tax, or $1.45 per share.
     Net sales increased 7% to $4,412.8 million in fiscal 2009 from $4,130.1 million in fiscal 2008 due primarily to new store sales and the addition of e-commerce sales, partially offset by a comparable store sales decrease of 1.4%. Golf Galaxy is included in the Company’s full year comparable store sales calculation in fiscal 2009.
     Income from operations increased $195.2 million to $225.6 million in fiscal 2009 from $30.4 million in fiscal 2008, which included impairment charges of $193.4 million.
     As a percentage of sales, gross profit decreased to 27.58% in fiscal 2009 from 28.67% in fiscal 2008 due primarily to a 71 basis point decrease in merchandise margins that resulted from promotional activities across most merchandise categories at Dick’s and clearance activity at Golf Galaxy stores, de-leverage of occupancy expenses resulting from the comparable store sales decline in the current year and higher freight and distribution costs as a percentage of sales due to the inclusion of e-commerce sales in fiscal 2009.
     Selling, general and administrative expenses decreased by 44 basis points. The Company recognized expenses totaling $26.1 million during fiscal 2009 related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. The Company’s store payroll expenses as a percentage of sales leveraged by 91 basis points in fiscal 2009 as the Company adjusted store staffing levels and operating hours in light of declining comparable store sales. Advertising expenses as a percentage of sales leveraged by 11 basis points during fiscal 2009.
     We ended the year with no borrowings on our line of credit and excess borrowing availability of $424.4 million.
Results of Operations
     The following table presents for the periods indicated selected items in the Consolidated Statements of Operations as a percentage of the Company’s net sales, as well as the basis point change in percentage of net sales from the prior year’s period:

				Basis Point	Basis Point
				Increase /	Increase /
				(Decrease) in	(Decrease) in
				Percentage of	Percentage of
				Net Sales	Net Sales
	Fiscal Year			from Prior Year	from Prior Year
	2009	2008 A	2007 A	2008-2009 A	2007-2008 A
		(As adjusted,	(As adjusted,
		see Note 1)	see Note 1)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	72.42	71.33	70.22	109	111

Gross profit	27.58	28.67	29.78	(109)	(111)
Selling, general and administrative expenses (3)	22.03	22.47	22.38	(44)	9
Impairment of goodwill and other intangible assets (4)	—	3.98	—	(398)	398
Impairment of store assets (5)	—	0.70	—	(70)	70
Merger and integration costs (6)	0.23	0.38	—	(15)	38
Pre-opening expenses (7)	0.21	0.39	0.48	(18)	(9)

Income from operations	5.11	0.74	6.91	437	(617)
Gain on sale of asset (8)	—	(0.06)	—	6	(6)
Interest expense, net (9)	0.05	0.46	0.48	(41)	(2)

Income before income taxes	5.06	0.33	6.43	473	(610)
Provision for income taxes	1.99	1.30	2.56	69	(126)

Net income (loss)	3.07%	-0.97%	3.87%	404	(484)

A: Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the Consolidated Statements of Operations in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.

(4)	Attributable to the impairment of Golf Galaxy’s goodwill and other intangible assets.

(5)	Impairment of store assets in connection with certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores.

(6)	Merger and integration costs primarily include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s with the company’s pre-existing business.

(7)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening.

(8)	Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(9)	Interest expense, net, results primarily from interest on our senior convertible notes and Credit Agreement borrowings partially offset by interest income.

Fiscal 2009 Compared to Fiscal 2008
Net Income (Loss)
     The Company reported net income of $135.4 million in fiscal 2009, which included merger and integration costs of $6.1 million, net of tax, or $0.05 per share, compared to a net loss of $39.9 million in fiscal 2008. The net loss in 2008 included impairment charges of $161.7 million, net of tax, or $1.45 per share, and merger and integration costs of $12.3 million, net of tax, or $0.11 per share.
Net Sales
     Net sales increased 7% to $4,412.8 million in fiscal 2009 from $4,130.1 million in fiscal 2008, due primarily to new store sales and the addition of e-commerce sales, partially offset by a comparable store sales decrease of 1.4%. Golf Galaxy is included in the Company’s comparable store sales calculation in fiscal 2009.
     The decrease in comparable store sales is mostly attributable to sales decreases in exercise, other footwear and golf equipment and accessories. These sales decreases were partially offset by increases in athletic apparel, athletic footwear, hunting, guns and outerwear and outerwear accessories.
     The comparable store sales decrease was driven primarily by a decrease in average unit retail price of approximately 1.2% and an increase in transactions of approximately 0.4% at Dick’s stores. Every 1% change in comparable store sales would have impacted fiscal 2009 earnings before income taxes by approximately $12 million.
     Store Count
     During 2009, we opened 24 Dick’s stores and one Golf Galaxy store, relocated one Dick’s store, closed one Dick’s store, converted the Golf Shop to a Golf Galaxy store and converted 12 Chick’s Sporting Goods stores to Dick’s Sporting Goods stores, resulting in an ending store count of 510 stores, with approximately 24.8 million square feet, in 43 states.
Income from Operations
     Income from operations increased $195.2 million to $225.6 million in fiscal 2009 from $30.4 million in fiscal 2008, which included impairment charges of $193.4 million.
     Gross profit increased 3% to $1,216.9 million in fiscal 2009 from $1,184.0 million in fiscal 2008. As a percentage of sales, gross profit decreased 109 basis points in the current year. The 109 basis point decrease in gross profit is due primarily to lower merchandise margins and de-leverage of occupancy and freight and distribution costs. Merchandise margins decreased 71 basis points compared to fiscal 2008 due to promotional activities across most merchandise categories at Dick’s and clearance activity at Golf Galaxy stores. The 15 basis point increase in occupancy expenses as a percentage of sales resulted from the comparable store sales decline in the current year. Freight and distribution costs as a percentage of sales were 29 basis points higher in fiscal 2009 due to the recording of costs related to the Company’s e-commerce operations in the fiscal year. No such costs were recorded in fiscal 2008. Excluding e-commerce operations, freight and distribution costs as a percentage of sales were lower in fiscal 2009 due to improved freight efficiencies.
     Merchandise margin declines were impacted by lower average unit retail prices and higher markdowns to liquidate inventory and bring levels closer to the current sales trends. The Company’s inventory per square foot declined 0.4% to $36.10 at January 30, 2010 compared to January 31, 2009. Every 10 basis point change in merchandise margin would have impacted fiscal 2009 earnings before income taxes by approximately $4 million.
     Selling, general and administrative expenses increased to $972.0 million in fiscal 2009 from $928.2 million in fiscal 2008, but as a percentage of sales, these expenses decreased 44 basis points compared to fiscal 2008. The Company recognized expenses totaling $26.1 million during fiscal 2009 related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. The Company’s store payroll expenses as a percentage of sales leveraged by 91 basis points in fiscal 2009 as the Company adjusted store staffing levels and operating hours in light of declining comparable store sales. Advertising expenses as a percentage of sales leveraged by 11 basis points during fiscal 2009.
     In fiscal 2008, the Company recorded an impairment charge of $164.3 million related to goodwill and other intangible assets acquired in the Golf Galaxy acquisition, before an income tax benefit of $20.4 million. Additionally, the Company recorded an impairment charge related to certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s stores totaling $29.1 million, before an income tax benefit of $11.3 million.

     The Company recorded $10.1 million of merger and integration costs during fiscal 2009. These costs relate to the integration of Chick’s operations and include duplicative administrative costs, management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores. The Company recorded $15.9 million of merger and integration costs during fiscal 2008. These costs related to costs incurred to integrate the operations of Golf Galaxy and Chick’s with Dick’s pre-existing business and included duplicative administrative costs, severance and system conversion costs.
     Pre-opening expenses decreased $7.1 million to $9.2 million in fiscal 2009 from $16.3 million in fiscal 2008. Pre-opening expenses were for the opening of 24 new Dick’s stores and one Golf Galaxy store, as well as the relocation of one Dick’s store in fiscal 2009 compared to the opening of 43 new Dick’s and ten Golf Galaxy stores and relocation of one Dick’s store in fiscal 2008. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.
Gain on Sale of Asset
     The Company exercised its early buy-out rights on an aircraft lease during the first quarter of fiscal 2008. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.
Interest Expense, Net
     Interest expense, net, decreased by $16.5 million to $2.4 million in fiscal 2009 from $18.9 million in fiscal 2008. The Company’s repayment of its $172.5 million senior convertible notes in the first quarter of fiscal 2009 resulted in a $12.1 million decrease in interest expense. The Company recognizes interest income or interest expense to reflect changes in the investment value of assets held in its deferred compensation plans. The Company recognized interest income totaling $2.1 million in fiscal 2009 compared to interest expense of $2.0 million in fiscal 2008 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. The remaining decrease in interest expense for the current period is primarily due to lower average borrowing rates. The average interest rate on the Credit Agreement decreased by 215 basis points from last year, while average borrowings outstanding on our Credit Agreement decreased to $63.7 million for fiscal 2009 from $74.8 million for fiscal 2008.
Income Tax
     The Company’s effective tax rate was 39.3% for the year ended January 30, 2010 as compared to 388.4% for the year ended January 31, 2009. The 2008 effective tax rate was primarily impacted by the non-deductible $111.3 goodwill impairment charge and by non-deductible executive separation costs that increased income tax expense by $2.5 million.
Fiscal 2008 Compared to Fiscal 2007
Net (Loss) Income
     The Company reported a net loss of $39.9 million in fiscal 2008, which included impairment charges of $161.7 million, net of tax, or $1.45 per share, and merger and integration costs of $12.3 million, net of tax, or $0.11 per share, from net income of $150.6 million in fiscal 2007.
Net Sales
     Net sales increased 6% to $4,130.1 million in fiscal 2008 from $3,888.4 million in fiscal 2007, due primarily to new store sales, which include Chick’s Sporting Goods in fiscal 2008, partially offset by a comparable store sales decrease of 4.8%. Golf Galaxy is included in the Company’s comparable store sales calculation beginning in the second quarter of 2008 and is included in the full year comparable store sales calculation beginning in fiscal 2009.
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
     Store Count
     During fiscal 2008, we opened 43 Dick’s stores and ten Golf Galaxy stores, relocated one Dick’s store and converted one Chick’s Sporting Goods store to a Dick’s Sporting Goods store, resulting in an ending store count of 487 stores, with approximately 23.6 million square feet, in 42 states.
Income from Operations
     Income from operations decreased 89% to $30.4 million in fiscal 2008, which included impairment charges of $193.4 million and merger and integration costs of $15.9 million, from $268.8 million in fiscal 2007.
     Gross profit increased 2% to $1,184.0 million in fiscal 2008 from $1,158.1 million in fiscal 2007. As a percentage of sales, gross profit decreased 111 basis points in fiscal 2008. The 111 basis point decrease in gross profit is due primarily to a 124 basis point increase in occupancy expenses caused by the de-leverage related to the 2008 comparable store sales decline. Freight and distribution costs were consistent between years as the costs associated with the opening of a new distribution center in Atlanta, Georgia in the second quarter of 2008 were fully offset by initiatives to improve freight efficiencies. The gross profit decrease was partially offset by merchandise margin improvements across several of the Company’s product categories (16 basis points).
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
     The 9 basis point increase over fiscal 2007 was due primarily to an increase in store payroll and other store costs that de-leveraged as a result of the comparable store sales decrease, partially offset by decreases in advertising costs (18 basis points) and administrative costs, including payroll (45 basis points), as the Company took steps to reduce costs during a declining comparable store sales environment.
     In 2008, the Company recorded an impairment charge of $164.3 million related to goodwill and other intangible assets acquired in the Golf Galaxy acquisition, before an income tax benefit of $20.4 million. The deterioration of the economy experienced during the fourth quarter of fiscal 2008, lower than expected full year 2008 operating results, projections that fiscal 2009 results would be in line with fourth quarter 2008 business trends and significant uncertainty about when the economy would recover, caused significant changes to the projected cash flows of Golf Galaxy used in our goodwill test compared to those used in our Golf Galaxy goodwill test in fiscal 2007 and carried forward through our earlier considerations. As a result of the goodwill and trade name impairment tests, the Company concluded that the carrying amounts of the Golf Galaxy reporting unit exceeded its fair value. The goodwill impairment charge of $111.3 million was determined by comparing the carrying value of goodwill of Golf Galaxy with the implied fair value of goodwill of Golf Galaxy. The trade name impairment charge of $49.9 million, before an income tax benefit of $19.2 million, was determined by comparing the carrying value of the trade name with the estimated fair value of the trade name. The Company also recorded an impairment charge of $3.1 million, before an income tax benefit of $1.2 million, to reduce the carrying value of the customer list related to Golf Galaxy to its estimated fair value. No impairment charges were recorded during 2007.
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
     The Company recorded $15.9 million of merger and integration costs during 2008. These costs related to the integration of Golf Galaxy’s and Chick’s and included duplicative administrative costs, severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s with Dick’s pre-existing business.

     Pre-opening expenses decreased by $2.5 million to $16.3 million in 2008 from $18.8 million in 2007. Pre-opening expenses were for the opening of 43 new Dick’s stores and ten Golf Galaxy stores, as well as the relocation of one Dick’s store in 2008, compared to the opening of 46 new Dick’s and 16 new Golf Galaxy stores and relocation of one Dick’s store in 2007. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.
Gain on Sale of Asset
     The Company exercised its early buy-out rights on an aircraft lease during the first quarter of fiscal 2008. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.
Interest Expense, Net
     Interest expense, net, increased by $0.2 million to $18.9 million in fiscal 2008 from $18.7 million in fiscal 2007 due primarily to costs related to the financing of both the Golf Galaxy and Chick’s acquisitions during 2007. The Company ended fiscal 2008 with no outstanding borrowings under its Credit Agreement. The Company’s average borrowings outstanding on our Credit Agreement decreased to $74.8 million in 2008 compared to $94.2 million in 2007. The average interest rate on the Credit Agreement decreased by 298 basis points in 2008 compared to 2007, primarily reflecting the decrease in LIBOR rates in 2008 compared to 2007 as well as the reduction in applicable Credit Agreement interest rates charged to the Company that were amended in July 2007. Lower interest expense related to Credit Agreement borrowings was offset by higher interest expense totaling $2.0 million in fiscal 2008 compared to the fiscal 2007 due to overall stock market value declines which impacted the deferred compensation plan investment values.
Income Tax
     The Company’s effective tax rate was 388.4% for the year ended January 31, 2009 as compared to 39.8% for the year ended February 2, 2008. The 2008 effective tax rate was primarily impacted by the non-deductible $111.3 goodwill impairment charge and by non-deductible executive separation costs that increased income tax expense by $2.5 million.
Liquidity and Capital Resources
     The following discussion has been updated to reflect the adoption of the new accounting standard pertaining to accounting for convertible debt instruments that may be settled in cash upon conversion as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 herein.
     Our primary capital requirements are for working capital, capital improvements and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
     The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net cash provided by operating activities	$401,329	$159,811	$262,834
Net cash used in investing activities	(108,629)	(144,194)	(435,296)
Net cash (used in) provided by financing activities	(142,034)	9,048	86,693
Effect of exchange rate changes on cash	108	(135)	134

Net increase (decrease) in cash and cash equivalents	$150,774	$24,530	$(85,635)

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

     Cash provided by operating activities increased by $241.5 million in fiscal 2009 to $401.3 million, primarily due to an increase in the change in assets and liabilities of $216.3 million. Cash flows resulting from changes in inventory and accounts payable increased by $119.0 million due primarily to the Company improving inventory turns in the current period and extending standard payment terms with its vendors. Additionally, the Company’s efforts to reduce merchandise procurement closer to sales trends in the fourth quarter of fiscal 2008 favorably affected fiscal 2009 cash flows. The Company believes that maintaining inventory levels in a manner consistent with sales trends will help preserve capital and stabilize gross margins in fiscal 2010.
     Lower income tax payments in 2009 improved operating cash flows by $104.3 million compared to 2008. The decrease was primarily due to the timing of estimated tax payments, including the larger federal extension tax payment made in fiscal 2008 relating to fiscal 2007. The timing and amount of estimated and extension tax payments is significantly impacted by previous stock option exercises.
Investing Activities
     Cash used in investing activities decreased by $35.6 million to $108.6 million as the Company implemented its plan to lower capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions in fiscal 2009 compared to fiscal 2008.
     The Company’s gross capital expenditures totaled $140.3 million during 2009, which related primarily to the opening of new stores, the conversion of Chick’s stores, information systems and administrative and distribution facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $31.6 million during 2009.
     During 2009, we opened 24 Dick’s stores and one Golf Galaxy store, relocated one Dick’s store, closed one Dick’s store, converted the Golf Shop to a Golf Galaxy store and converted 12 Chick’s Sporting Goods stores to Dick’s Sporting Goods stores. During 2008, we opened 43 Dick’s stores, ten Golf Galaxy stores, relocated one Dick’s store and converted one Chick’s Sporting Goods store to a Dick’s Sporting Goods store. Sale-leaseback transactions covering store fixtures, buildings and information technology assets also have the effect of returning to the Company cash previously invested in these assets.
Financing Activities
     Cash used in financing activities for 2009 totaled $142.0 million, primarily reflecting the Company’s repurchase of $172.5 million of its senior unsecured convertible notes due 2024 (“Notes”) from the holders of the Notes. The Company used availability under its Credit Agreement to fund the repurchase. Financing activities also consisted of proceeds from construction allowances received prior to the completion of construction for stores where the Company is deemed the owner during the construction period, payments on the Company’s other debt obligations and capital leases, bank overdraft activity and transactions in the Company’s common stock and the excess tax benefit from stock-based compensation. As stock option grants are exercised, the Company will continue to receive proceeds and a tax deduction; however, the amounts and the timing cannot be predicted.
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

     There were no outstanding borrowings under the Credit Agreement as of January 30, 2010 or January 31, 2009. Total remaining borrowing capacity, after subtracting letters of credit as of January 30, 2010 and January 31, 2009 was $424.4 million and $417.5 million, respectively.
     The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in certain lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of January 30, 2010, the Company was in compliance with the terms of the Credit Agreement.
     Cash flows generated by operations and funds available under the Company’s Credit Agreement in 2010 will be used to satisfy our capital requirements through fiscal 2010. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. Currently, the Company plans to open at least 24 new Dick’s stores and approximately five new Golf Galaxy stores during fiscal 2010. The Company plans to lease all of its 2010 new stores. This level of store expansion is significantly lower than historical levels, but relatively consistent with 2009 and is largely driven by the current economic conditions. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding. The Company currently anticipates receiving landlord allowances at two of its planned 2010 new stores totaling approximately $4.8 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
     In January 2010, the Company moved into its new corporate headquarters building. The building is leased by the Company and has a purchase option exercisable by the Company at various times beginning in March 2012. The project has been financed by the developer except for any project scope changes requested by the Company. The Company does not anticipate any material changes to the project scope and therefore does not anticipate any material cash requirements in 2010 related to the new corporate headquarters building.
     The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects between required, discretionary and strategic. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $147 million in 2010.
     The Company believes that cash flows generated from operations and funds available under our Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2010. Other new business opportunities or store expansion rates substantially in excess of those presently planned may require additional funding.
     In February 2004, the Company completed a private offering of $172.5 million issue price of its Notes. The Notes accrued interest at an annual rate of 2.375% of the issue price until February 18, 2009, after which time the Notes stopped paying cash interest, and instead the initial principal amount of the Notes began to accrete daily at an original issue discount rate of 2.625% per year, until maturity on February 18, 2024.
     On February 18, 2009, certain holders of the Notes used their right (the “Put Right”) to cause the Company to purchase the Notes held by them in cash at a price equal to the sum of the issuance price plus accrued original issue discount of such notes on the redemption date ($676.25 per note), resulting in a payment of $172.4 million.
     Concurrently with the sale of the Notes, the Company purchased a bond hedge designed to mitigate the potential dilution to stockholders from the conversion of the Notes and sold a warrant exercisable for shares of the Company’s common stock to the counterparty with whom the Company entered into the bond hedge. As described above, the Company repaid substantially all of the Notes on February 18, 2009, and repurchased the remaining Notes in March 2009. By their terms, the warrant and bond hedge concurrently expired and no longer had the ability to be exercised.
     The Company used availability under its Credit Agreement to fund the amounts due as a result of the Put Rights and the repurchase of the remaining Notes outstanding in March 2009.

Off-Balance Sheet Arrangements
     The Company’s off-balance sheet contractual obligations and commercial commitments as of January 30, 2010 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the balance sheet in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
Contractual Obligations and Other Commercial Commitments
     The following table summarizes the Company’s material contractual obligations, including both on and off-balance sheet arrangements in effect at January 30, 2010, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Financing lease obligation (see Note 7), (a)	$130,963	$—	$130,963	$—	$—
Capital lease obligations (see Note 7)	10,384	857	1,902	1,651	5,974
Other long-term debt (see Note 7)	896	77	171	195	453
Interest payments	31,034	11,401	15,010	1,389	3,234
Operating lease obligations (see Note 8), (b)	3,357,140	370,512	725,049	686,247	1,575,332
Unrecognized tax benefits (c)	2,986	2,986	—	—	—
Naming rights, marketing, and other commitments (see Note 15)	113,224	29,614	42,039	6,498	35,073
Future minimum guaranteed contractual payments (see Note 15)	78,484	10,790	27,050	11,212	29,432

Total contractual obligations	$3,725,111	$426,237	$942,184	$707,192	$1,649,498

(a)	Scheduled lease payments assume the exercise of the Company’s purchase option for the new corporate headquarters in March 2012.

(b)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(c)	Excludes $9,792 of accrued liability for unrecognized tax benefits as we can not reasonably estimate the timing of settlement. These payments include interest and penalties.
The note references above are to the Notes to Consolidated Financial Statements included in Item 8 herein.
     The following table summarizes the Company’s other commercial commitments, including both on and off-balance sheet arrangements, in effect at January 30, 2010:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$385	$385
Standby letters of credit	15,225	15,225

Total other commercial commitments	$15,610	$15,610

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
     Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, or more frequently as mentioned above. The fair value of the Company’s intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.
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
     Based on an analysis of current and future store performance, management periodically evaluates the need to close underperforming stores. Reserves are established when the Company ceases to use the location for the present value of any remaining operating lease obligations, net of estimated sublease income. If the timing or amount of actual sublease income differs from estimated amounts, this could result in an increase or decrease in the related reserves.
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
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with fair value recognition provisions, under which the Company uses the Black-Scholes option-pricing model, which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations.

Uncertain Tax Positions
     We account for uncertain tax positions in accordance with generally accepted accounting principles, whereby the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the Consolidated Balance Sheets and Statements of Operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company’s net exposure to interest rate risk consists primarily of borrowings under the Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. There were no borrowings outstanding under the Credit Agreement as of January 30, 2010 and January 31, 2009. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under the Credit Agreement would be approximately $0.6 million based upon fiscal 2009 average borrowings.
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
Seasonality and Quarterly Results
     The Company’s business is subject to seasonal fluctuations. Significant portions of the Company’s net sales and profits are realized during the fourth quarter of the Company’s fiscal year, which is due in part to the holiday selling season and in part to sales of cold weather sporting goods and apparel. Any decrease in fiscal fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required to be filed hereunder are set forth on pages 45 through 71 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this Report (January 30, 2010), in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the internal control over financial reporting of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 30, 2010 of the Company and our report dated March 18, 2010 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 18, 2010

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item other than the following information concerning the Company’s code of ethics is included under Item 1 “Business — Executive Officers of the Company” in this Form 10-K, and is incorporated by reference to the information under the captions “Election of Directors — Directors Standing for Election”, “ Election of Directors — Other Directors Not Standing for Election at this Meeting”, “Election of Directors — What committees has the Board established”, “Election of Directors — How does the Board select nominees for the Board”, “Election of Directors — Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Proxy Statement.
     The Company adopted a Code of Business Conduct and Ethics applicable to its associates, officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. The Company has also adopted charters for its audit committee, compensation committee and governance and nominating committee, as well as corporate governance guidelines. The code of ethics, committee charters and corporate governance guidelines are publicly available on the Company’s website at http://www.dickssportinggoods.com. If the Company makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the information under the captions “Executive Compensation — Compensation Committee Report”, “Executive Compensation — Compensation Discussion and Analysis”, “ Summary Compensation Table”, “Grants of Plan-Based Awards”, “Understanding Our Summary Compensation and Grants of Plan-Based Awards Tables”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested”, “Nonqualified Deferred Compensation”, “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2010 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2010 Proxy Statement. The following table summarizes information, as of January 30, 2010, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	17,343,775	(2)	$15.73	12,087,103	(2)
Equity compensation plans not approved by security holders	—			—

Total	17,343,775			12,087,103

(1)	Includes the 1992 Stock Plan, 2002 Stock Plan, Employee Stock Purchase Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan, no options have been granted that are exerciseable for Class B common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Transactions with Related Persons” and “How does the Board determine which directors are considered independent?” in the Company’s 2010 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2010 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 45 of this Form 10-K.
(2) Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 74 of this Form 10-K.
(3) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 75 to 79 and is incorporated herein by reference, are filed as part of this Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2010 expressed as an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 18, 2010

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
		(As adjusted,	(As adjusted,
		see Note 1)	see Note 1)
Net sales	$4,412,835	$4,130,128	$3,888,422
Cost of goods sold, including occupancy and distribution costs	3,195,899	2,946,079	2,730,359

GROSS PROFIT	1,216,936	1,184,049	1,158,063
Selling, general and administrative expenses	972,025	928,170	870,415
Impairment of goodwill and other intangible assets	—	164,255	—
Impairment of store assets	—	29,095	—
Merger and integration costs	10,113	15,877	—
Pre-opening expenses	9,227	16,272	18,831

INCOME FROM OPERATIONS	225,571	30,380	268,817
Gain on sale of asset	—	(2,356)	—
Interest expense, net	2,395	18,915	18,740

INCOME BEFORE INCOME TAXES	223,176	13,821	250,077
Provision for income taxes	87,817	53,686	99,511

NET INCOME (LOSS)	$135,359	$(39,865)	$150,566

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.20	$(0.36)	$1.38
Diluted	$1.15	$(0.36)	$1.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	113,184	111,662	109,383
Diluted	117,955	111,662	116,504
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	January 30,	January 31,
	2010	2009
		(As adjusted,
		see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,611	$74,837
Accounts receivable, net	35,435	57,803
Income tax receivable	8,420	5,638
Inventories, net	895,776	854,771
Prepaid expenses and other current assets	57,119	46,194
Deferred income taxes	—	10,621

Total current assets	1,222,361	1,049,864

PROPERTY AND EQUIPMENT, NET	662,304	515,982
CONSTRUCTION IN PROGRESS — LEASED FACILITIES	—	52,054
INTANGIBLE ASSETS, NET	47,557	46,846
GOODWILL	200,594	200,594
OTHER ASSETS:
Deferred income taxes	66,089	67,709
Investments	10,880	2,629
Other	35,548	26,168

Total other assets	112,517	96,506

TOTAL ASSETS	$2,245,333	$1,961,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$431,366	$299,113
Accrued expenses	246,414	208,286
Deferred revenue and other liabilities	108,230	102,866
Income taxes payable	8,687	2,252
Current portion of other long-term debt and leasing obligations	978	606

Total current liabilities	795,675	613,123

LONG-TERM LIABILITIES:
Senior convertible notes	—	172,179
Revolving credit borrowings	—	—
Other long-term debt and leasing obligations	141,265	8,758
Non-cash obligations for construction in progress — leased facilities	—	52,054
Deferred revenue and other liabilities	225,166	222,155

Total long-term liabilities	366,431	455,146

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued and outstanding shares 89,772,740 and 87,087,161, at January 30, 2010 and January 31, 2009, respectively	898	871
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 25,035,870 and 25,251,554, at January 30, 2010 and January 31, 2009, respectively	250	253
Additional paid-in capital	526,715	477,919
Retained earnings	548,391	413,032
Accumulated other comprehensive income	6,973	1,502

Total stockholders’ equity	1,083,227	893,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,245,333	$1,961,846

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
		(As adjusted,	(As adjusted,
		see Note 1)	see Note 1)
NET INCOME (LOSS)	$135,359	$(39,865)	$150,566
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on securities available-for-sale, net of tax	5,363	(375)	78
Foreign currency translation adjustment, net of tax	108	(135)	134

COMPREHENSIVE INCOME (LOSS)	$140,830	$(40,375)	$150,778

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, February 3, 2007 (as adjusted, see Note 1)	79,382,554	$794	26,787,680	$268	$326,906	$303,846	$1,800	$633,614
Cumulative effect of adoption of uncertain tax positions	—	—	—	—	—	(1,515)	—	(1,515)

ADJUSTED BALANCE, February 3, 2007	79,382,554	$794	26,787,680	$268	$326,906	$302,331	$1,800	$632,099
Exchange of Class B common stock for common stock	480,200	5	(480,200)	(5)	—	—	—	—
Stock options issued for acquisition	—	—	—	—	9,117	—	—	9,117
Sale of common stock under stock plan	204,955	2	—	—	4,505	—	—	4,507
Exercise of stock options	4,769,933	47	—	—	30,212	—	—	30,259
Net income	—	—	—	—	—	150,566	—	150,566
Stock-based compensation	—	—	—	—	29,039	—	—	29,039
Total tax benefit from exercise of stock options	—	—	—	—	38,504	—	—	38,504
Foreign currency translation adjustment, net of taxes of $87	—	—	—	—	—	—	134	134
Unrealized gain on securities available-for-sale, net of taxes of $46	—	—	—	—	—	—	78	78

BALANCE, February 2, 2008	84,837,642	$848	26,307,480	$263	$438,283	$452,897	$2,012	$894,303
Exchange of Class B common stock for common stock	1,055,926	10	(1,055,926)	(10)	—	—	—	—
Sale of common stock under stock plan	380,438	4	—	—	5,170	—	—	5,174
Exercise of stock options	686,905	7	—	—	7,313	—	—	7,320
Restricted stock vested	150,000	2	—	—	(2)	—	—	—
Repurchase of common stock	(23,750)	—	—	—	(386)	—	—	(386)
Net loss	—	—	—	—	—	(39,865)	—	(39,865)
Stock-based compensation	—	—	—	—	25,600	—	—	25,600
Total tax benefit from exercise of stock options	—	—	—	—	1,941	—	—	1,941
Foreign currency translation adjustment, net of taxes of $83	—	—	—	—	—	—	(135)	(135)
Unrealized loss on securities available-for-sale, net of taxes of $221	—	—	—	—	—	—	(375)	(375)

BALANCE, January 31, 2009	87,087,161	$871	25,251,554	$253	$477,919	$413,032	$1,502	$893,577
Exchange of Class B common stock for common stock	215,684	3	(215,684)	(3)	—	—	—	—
Sale of common stock under stock plan	99,999	1	—	—	1,198	—	—	1,199
Exercise of stock options	2,369,896	23	—	—	9,352	—	—	9,375
Net income	—	—	—	—	—	135,359	—	135,359
Stock-based compensation	—	—	—	—	21,314	—	—	21,314
Total tax benefit from exercise of stock options	—	—	—	—	16,932	—	—	16,932
Foreign currency translation adjustment, net of taxes of $67	—	—	—	—	—	—	108	108
Unrealized gain on securities available-for-sale, net of taxes of $2,888	—	—	—	—	—	—	5,363	5,363

BALANCE, January 30, 2010	89,772,740	$898	25,035,870	$250	$526,715	$548,391	$6,973	$1,083,227

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
		(As adjusted,	(As adjusted,
		see Note 1)	see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$135,359	$(39,865)	$150,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,948	90,732	75,052
Impairment of goodwill and other intangible assets	—	164,255	—
Impairment of store assets	—	29,095	—
Amortization of discount on convertible notes	321	7,557	7,054
Deferred income taxes	9,151	(45,906)	(32,696)
Stock based compensation	21,314	25,600	29,039
Excess tax benefit from stock-based compensation	(16,041)	(1,786)	(34,918)
Tax benefit from exercise of stock options	1,276	369	5,396
Other non-cash items	1,588	1,016	1,016
Gain on sale of asset	—	(2,356)	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	6,823	3,090	(10,982)
Inventories	(41,005)	29,581	(127,027)
Prepaid expenses and other assets	(24,996)	(10,868)	(4,581)
Accounts payable	132,858	(56,709)	12,337
Accrued expenses	33,785	(7,881)	25,916
Income taxes payable / receivable	19,658	(63,254)	114,537
Deferred construction allowances	9,046	19,452	22,256
Deferred revenue and other liabilities	11,244	17,689	29,869

Net cash provided by operating activities	401,329	159,811	262,834

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(140,269)	(191,423)	(172,366)
Purchase of corporate aircraft	—	(25,107)	—
Proceeds from sale of corporate aircraft	—	27,463	—
Proceeds from sale-leaseback transactions	31,640	44,873	28,440
Payment for the purchase of Golf Galaxy, net of $4,859 cash acquired	—	—	(222,170)
Payment for the purchase of Chick’s Sporting Goods	—	—	(69,200)

Net cash used in investing activities	(108,629)	(144,194)	(435,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	—	—	—
Repayment of convertible notes	(172,500)	—	—
Construction allowance receipts	7,022	11,874	13,282
Payments on long-term debt and leasing obligations	(2,566)	(6,793)	(1,058)
Proceeds from sale of common stock under employee stock purchase plan	1,199	5,174	4,507
Proceeds from exercise of stock options	9,375	7,320	30,259
Excess tax benefit from stock-based compensation	16,041	1,786	34,918
Repurchase of common stock	—	(386)	—
(Decrease) increase in bank overdraft	(605)	(9,927)	4,785

Net cash (used in) provided by financing activities	(142,034)	9,048	86,693

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	108	(135)	134

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,774	24,530	(85,635)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,837	50,307	135,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,611	$74,837	$50,307

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$(52,054)	$28,310	$10,657
Accrued property and equipment	$(1,656)	$(18,986)	$(6,928)
Cash paid during the year for interest	$4,501	$8,021	$12,314
Cash paid during the year for income taxes	$63,378	$167,721	$17,832
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Basis of Presentation and Summary of Significant Accounting Policies
     Operations — Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 510 stores, the majority of which are located throughout the eastern half of the United States. On February 13, 2007, the Company acquired Golf Galaxy, Inc. (“Golf Galaxy”) by means of merger of our wholly-owned subsidiary with and into Golf Galaxy. On November 30, 2007, the Company acquired all of the outstanding stock of Chick’s Sporting Goods, Inc. (“Chick’s”). The Consolidated Statements of Operations include the operations of Golf Galaxy and Chick’s from their respective dates of acquisition forward.
     Fiscal Year — The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively. All fiscal years presented include 52 weeks of operations.
     Principles of Consolidation — The consolidated financial statements include Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Accounting Standards Codification — On July 1, 2009, the Financial Accounting Standards Board (“FASB”) implemented the FASB accounting standards codification (“ASC”) and hierarchy of generally accepted accounting principles as the sole source of authoritative accounting principles generally accepted in the United States of America (“GAAP”). The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU’s”). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Pursuant to these provisions, the Company has eliminated its references to the former GAAP authoritative pronouncements in its consolidated financial statements issued subsequent to September 30, 2009. As the FASB’s codification was not intended to change existing authoritative guidance, this referencing methodology has not had and will not have any impact on the Company’s consolidated financial statements.
     Convertible Notes — Effective February 1, 2009, the Company adopted a new standard pertaining to accounting for convertible debt instruments that may be settled in cash upon conversion. Under this guidance, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is then recorded as additional paid-in capital. As a result, the debt is effectively recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the Consolidated Statements of Operations. The retroactive application of this guidance to the Company’s senior unsecured convertible notes resulted in the recognition of additional pre-tax non-cash interest expense for fiscal 2008 and 2007 of $8.0 million and $7.5 million, or $0.04 per diluted share for each period, respectively. Prior period information presented in this Form 10-K has been restated for the adoption of this standard, where required.
     The following table sets forth the effect of the retrospective application of the new standard on certain previously reported line items (dollars in thousands):

	Fiscal 2008			Fiscal 2007
	As previously			As previously
	reported	Adjustment	As adjusted	reported	Adjustment	As adjusted
Consolidated Statements of Operations
Interest expense	$10,963	$7,952	$18,915	$11,290	$7,450	$18,740
Provision for income taxes	56,867	(3,181)	53,686	102,491	(2,980)	99,511
Net (loss) income	(35,094)	(4,771)	(39,865)	155,036	(4,470)	150,566

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31, 2009
	As previously
	reported	Adjustment	As adjusted
Consolidated Balance Sheets:
Other assets	$30,846	$(4,678)	$26,168
Accrued expenses	209,866	(1,580)	208,286
Income taxes payable	3,024	(772)	2,252
Senior convertible notes	172,500	(321)	172,179
Additional paid-in capital	459,076	18,843	477,919
Retained earnings	433,880	(20,848)	413,032
     The impact of adoption of this guidance on retained earnings as of February 3, 2007 was $11.6 million.
     The debt and equity components recognized for the Company’s convertible notes as of January 31, 2009 were as follows:

Principal amount of convertible notes	$172,500
Unamortized discount (1)	321

Net carrying amount	172,179
Additional paid-in capital	33,175

(1)	Remaining recognition period of 0.5 months as of January 31, 2009
     The amount of interest expense recognized and the effective interest rate for the Company’s convertible notes were as follows:

	Fiscal Year Ended
	2009	2008	2007
Contractual coupon interest	$171	$4,097	$4,097
Amortization of discount on convertible notes	321	7,557	7,054

Interest expense	$492	$11,654	$11,151
Effective interest rate	7%	7%	7%
     Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Interest income was $2.1 million, $0.1 million and $1.6 million for fiscal 2009, 2008 and 2007, respectively.
     Cash Management — The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 30, 2010 and January 31, 2009 include $74.2 million and $74.8 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
     Accounts Receivable — Accounts receivable consists principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $4.2 million and $3.3 million, as of January 30, 2010 and January 31, 2009, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Inventories — Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances totaling $76.0 million and $78.0 million at January 30, 2010 and January 31, 2009, respectively.
     Property and Equipment — Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years
     For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense was $99.4 million, $90.9 million and $75.2 million for fiscal 2009, 2008 and 2007, respectively.
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
     Goodwill and Intangible Assets — Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company assesses the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Investments — Investments consist of shares of unregistered common stock of GSI Commerce, Inc. (“GSI”) and is carried at fair value within other assets, based upon the publicly quoted equity price of GSI’s stock. Unrealized holding gains and losses on the stock are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 13). Gross unrealized holding gains at January 30, 2010 and January 31, 2009 were $10.6 million and $2.4 million, respectively.
     Deferred Revenue and Other Liabilities — Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances and liabilities for future rent payments for closed store locations. Deferred liabilities related to construction allowances, net of related amortization, was $103.8 million at January 30, 2010 and $105.6 million at January 31, 2009. Deferred revenue related to gift cards at January 30, 2010 and January 31, 2009 was $95.0 million and $91.6 million, respectively. Deferred rent, including deferred pre-opening rent, at January 30, 2010 and January 31, 2009 was $49.1 million and $42.9 million, respectively.
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
     Merger and Integration Costs — The Company recorded $10.1 million of merger and integration costs during 2009. These costs relate to the integration of Chick’s operations and include duplicative administrative costs, management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores. The Company recorded $15.9 million of merger and integration costs during 2008. These costs related to the integration of Golf Galaxy and Chick’s and included duplicative administrative costs, severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s with Dick’s pre-existing business. In addition, the Company recorded $2.5 million in the provision for income taxes reflecting the tax impact of non-deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
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
     Stock-Based Compensation — The Company has the availability to grant stock options to purchase common stock under Dick’s Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the “Plans”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock (see Note 9).
     Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes in which deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes, using enacted tax rates in effect in the years in which the differences are expected to reverse.
     On February 4, 2007, we adopted amendments to ASC 740, Income Taxes, regarding the Company’s accounting for uncertain tax positions. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of February 4, 2007, the Company recorded a decrease to retained earnings of $1.5 million.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Cost of Goods Sold — Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.
     Selling, General and Administrative Expense — Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.
     Advertising Costs — Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising was $160.1 million, $154.3 million and $152.4 million for fiscal 2009, 2008 and 2007, respectively.
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

	Fiscal Year
Merchandise Category	2009	2008	2007
Hardlines	$2,453	$2,217	$2,163
Apparel	1,251	1,254	1,077
Footwear	709	659	648

Total net sales	$4,413	$4,130	$3,888

2. Acquisitions
     On February 13, 2007, the Company acquired Golf Galaxy, which became a wholly-owned subsidiary of Dick’s by means of a merger of Dick’s subsidiary with and into Golf Galaxy. The Company paid $227.0 million, which was financed using approximately $79 million of cash and cash equivalents and the balance from borrowings under our Second Amended and Restated Credit Agreement, as amended to date (the “Credit Agreement”).
     The acquisition was accounted for using the purchase method in accordance with the FASB’s accounting guidance for business combinations, with Dick’s as the accounting acquirer. Accordingly, the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Based upon the purchase price allocation, the Company recorded $111.3 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The acquisition was accounted for using the purchase method in accordance with the FASB’s accounting guidance for business combinations. Accordingly, the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Based upon the purchase price allocation, the Company recorded $43.3 million of goodwill as a result of the acquisition. None of the goodwill is deductible for tax purposes. The Company received an independent appraisal for certain assets to determine their fair value. The purchase price allocation is final.
3. Goodwill and Other Intangible Assets
     At both January 30, 2010 and January 31, 2009, the Company had goodwill of $200.6 million. There was no change in the carrying value of goodwill in fiscal 2009. The change in carrying value of goodwill during fiscal 2008 is as follows (in thousands):

Balance as of February 2, 2008, net of accumulated impairment of $0	$304,366
Purchase price adjustments	7,540
Impairment	(111,312)

Balance as of January 31, 2009, net of accumulated impairment of $111,312	$200,594

     Based on macroeconomic factors impacting the specialty golf business and recent and forecasted specialty golf operating performance, the Company determined that indicators of potential impairment were present during the fiscal quarter ended January 31, 2009. As a result, the Company assessed the carrying value of goodwill and intangible assets with indefinite lives for impairment acquired in its purchase of Golf Galaxy. Upon completion of the impairment test, the Company determined that the goodwill of its Golf Galaxy reporting unit was fully impaired and recorded a non-cash impairment charge of $111.3 million. The fair value of the Dick’s Sporting Goods reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required and an impairment charge was not required. No impairment charges were recorded for goodwill during the years ended January 30, 2010 and February 2, 2008.
     The Company acquired intangible assets totaling approximately $21.4 million during fiscal 2008, consisting primarily of the acquisition of a trademark covering certain golf equipment, golf balls, golf accessories and other sporting goods and equipment. The trademarks are indefinite-lived intangible assets, which are not being amortized.
     As a result of the impairment analysis performed during the fiscal quarter ended January 31, 2009 in connection with the Company’s intangible assets, the Company determined that the carrying value of the trade name and customer list related to its Golf Galaxy reporting unit exceeded its estimated fair value. Accordingly, the Company recorded a non-cash charge of $53.0 million ($32.6 million after-tax) to reduce the value of these intangible assets to their estimated fair value in the year ending January 31, 2009. No impairment charges were recorded during the years ended January 30, 2010 and February 2, 2008.
     As of January 30, 2010 and January 31, 2009, the Company had indefinite-lived and finite-lived intangible assets of $39.7 million and $38.0 million, and $7.9 million and $8.8 million, respectively.
     The components of intangible assets were as follows (in thousands):

	2009		2008
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
Trademarks	$23,770	$—	$22,070	$—
Trade name (indefinite-lived)	15,900	—	15,900	—
Trade name (finite-lived)	800	(800)	800	(658)
Customer list	1,200	(240)	1,200	—
Favorable leases and other	8,802	(1,875)	8,802	(1,268)

Total intangible assets	$50,472	$(2,915)	$48,772	$(1,926)

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Amortization expense for the Company’s finite-lived intangible assets is included in selling, general and administrative expenses, and was $1.0 million, $1.7 million and $0.7 million for fiscal 2009, 2008 and 2007, respectively. The annual amortization expense of the finite-lived intangible assets recorded as of January 30, 2010 is expected to be as follows (in thousands):

Estimated
Fiscal	Amortization
Years	Expense
2010	$1,026
2011	1,146
2012	1,202
2013	1,086
2014	654
Thereafter	2,773

Total	$7,887

4. Store and Corporate Office Closings
     At a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the Consolidated Statements of Operations. The Company also records store closing reserves for acquired locations it plans to close, previously accounted for as liabilities in connection with the acquisition and charged to goodwill, or as merger and integration costs in connection with all other business integration activities. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter.
     The following table summarizes the activity of the Company’s store closing reserves (in thousands):

	2009	2008
Accrued store closing and relocation reserves, beginning of period	$44,621	$29,840
Expense charged to earnings	2,916	—
Closing reserves related to Golf Galaxy	—	615
Closing reserves related to Chick’s	—	15,143
Cash payments	(13,339)	(4,125)
Interest accretion and other changes in assumptions	1,518	3,148

Accrued store closing and relocation reserves, end of period	35,716	44,621
Less: current portion of accrued store closing and relocation reserves	(8,484)	(9,001)

Long-term portion of accrued store closing and relocation reserves	$27,232	$35,620

     For the year ended January 31, 2009, $15.1 million of closing reserves related to Chick’s impacted previously recorded goodwill amounts. The $0.6 million related to Golf Galaxy was recognized as merger and integration costs in the Consolidated Statements of Operations.
     The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Property and Equipment
     Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2009	2008
Buildings and land	$173,966	$34,003
Leasehold improvements	516,419	478,445
Furniture, fixtures and equipment	542,766	479,827

	1,233,151	992,275
Less: accumulated depreciation and amortization	(570,847)	(476,293)

Net property and equipment	$662,304	$515,982

     Based upon the Company’s review of the current and projected performance of certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores, the Company determined that the carrying value of these stores exceeded their estimated fair values, resulting in a non-cash impairment charge of $29.1 million in fiscal 2008. There were no store asset impairment charges recorded for the years ended January 31, 2010 and February 2, 2008.
     The amounts above include construction in progress of $71.5 million and $30.1 million for fiscal 2009 and 2008, respectively.
6. Accrued Expenses
     Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2009	2008
Accrued payroll, withholdings and benefits	$98,072	$71,848
Accrued property and equipment	12,660	14,371
Other accrued expenses	135,682	122,067

Total accrued expenses	$246,414	$208,286

7. Debt
     The Company’s outstanding debt at January 30, 2010 and January 31, 2009 was as follows (in thousands):

	2009	2008
Senior convertible notes	$—	$172,179
Revolving line of credit	—	—
Capital leases	10,381	8,392
Financing leases	130,963	—
Other debt	899	972

Total debt	142,243	181,543
Less: current portion	(978)	(606)

Total long-term debt	$141,265	$180,937

     Senior Convertible Notes — In February 2004, the Company completed a private offering of $172.5 million issue price of senior unsecured convertible notes due 2024 (“Notes”). The Notes bore interest at an annual rate of 2.375% of the issue price payable semi-annually on August 18th and February 18th of each year until February 18, 2009. After February 18, 2009, the Notes no longer paid cash interest, but instead the initial principal amount of the Notes accreted daily at an original issue discount rate of 2.625% per year, until maturity on February 18, 2024.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     On February 18, 2009, certain holders of the Notes used their right (the “Put Right”) to cause the Company to purchase the Notes held by them in cash at a price equal to the sum of the issuance price plus accrued original issue discount of such Notes on the redemption date ($676.25 per note), resulting in a payment of $172.4 million.
     Concurrently with the sale of the Notes, the Company purchased a bond hedge designed to mitigate the potential dilution to stockholders from the conversion of the Notes and sold a warrant exercisable for shares of the Company’s common stock to the counterparty with whom the Company entered into the bond hedge. As described above, the Company repaid substantially all of the Notes on February 18, 2009, and repurchased the remaining Notes in March 2009. By their terms, the warrant and bond hedge concurrently expired and no longer had the ability to be exercised.
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
     As of January 30, 2010 and January 31, 2009, the Company’s total remaining borrowing capacity, after subtracting letters of credit, under the Credit Agreement was $424.4 million and $417.5 million, respectively. Borrowing availability under the Company’s Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement is based upon a formula at either (a) the prime corporate lending rate minus the applicable margin of 0.25% or (b) the London Interbank Offering Rate (“LIBOR”), plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on the level of total borrowings during the prior three months. Borrowings are collateralized by the assets of the Company, excluding store and distribution center equipment and fixtures that have a net carrying value of $120.4 million as of January 30, 2010.
     At January 30, 2010 and January 31, 2009, the prime rate was 3.25%, and LIBOR was 0.23% and 0.42%, respectively. There were no outstanding borrowings under the Credit Agreement at January 30, 2010 and January 31, 2009.
     The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances and prohibits payment of any cash dividends. As of January 30, 2010, the Company was in compliance with the terms of the Credit Agreement.
     The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $440 million less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of January 30, 2010 and January 31, 2009, the Company had outstanding letters of credit totaling $15.6 million and $22.5 million, respectively.
     The following table provides information about the Credit Agreement borrowings as of and for the periods (dollars in thousands):

	2009	2008
Balance, fiscal period end	$—	$—
Average interest rate	1.36%	3.51%
Maximum outstanding during the year	$186,467	$244,598
Average outstanding during the year	$63,734	$74,845

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Other Debt — Other debt, exclusive of capital lease and financing lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2009	2008
Note payable, due in monthly installments of approximately $6, including interest at 4%, through 2019	$565	$614
Note payable, due in monthly installments of approximately $5, including interest at 11%, through 2018	334	358

Total other debt	899	972
Less current portion:	(77)	(72)

Total Other Long-Term Debt	$822	$900

     Certain of the agreements pertaining to long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed herein.
     Scheduled principal payments on other long-term debt as of January 30, 2010 are as follows (in thousands):

Fiscal Year
2010	$77
2011	83
2012	88
2013	94
2014	101
Thereafter	456

$899

     Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 which expires in April 2021. In addition, the Company has a capital lease for a store location with a fixed interest rate of 10.6% that matures in 2024. The gross and net carrying values of assets under capital leases are approximately $10.5 million and $5.9 million, respectively, as of January 30, 2010 and $8.2 million and $3.4 million, respectively, as of January 31, 2009.
     Scheduled lease payments under capital lease obligations as of January 30, 2010 are as follows (in thousands):

Fiscal Year
2010	$1,804
2011	1,804
2012	1,804
2013	1,602
2014	1,437
Thereafter	9,207

17,658
Less: amounts representing interest	(7,277)

Present value of net scheduled lease payments	10,381
Less: amounts due in one year	(901)

$9,480

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Financing Lease Obligation — During fiscal 2008, the Company entered into a lease agreement for a new corporate headquarters building that it began occupying in January 2010. The Company advanced a portion of the funds needed to prepare the site and construct the building, which resulted in the Company being considered the owner of the building during the construction period. The remaining project costs have been financed by the developer except for any project scope changes requested by the Company.
     The Company has a purchase option for the building, exercisable by the Company at various times beginning in March 2012. Due to this purchase option, the Company is deemed to have continuing involvement and the transaction qualifies as a financing lease under sale-leaseback accounting and therefore represents a debt obligation to the Company. The debt obligation recognized by the Company at the completion of the construction period represents the Company’s obligation to the lessor upon exercise of the purchase option. Monthly rent payments for the premises will be recognized as interest expense on the Company’s Consolidated Statements of Operations, reflecting an implicit interest rate of approximately 8.5%.
     The building is included in property and equipment, net and will be depreciated over a 40 year life.
     Scheduled lease payments assume the exercise of the Company’s purchase option in March 2012. Scheduled lease payments under financing lease obligations as of January 30, 2010 are as follows (in thousands):

Fiscal Year
2010	$10,454
2011	11,405
2012	132,864
2013	—
2014	—
Thereafter	—

154,723
Less: amounts representing interest	(23,760)

Present value of net scheduled lease payments	130,963
Less: amounts due in one year	—

$130,963

8. Operating Leases
     The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2039. Certain of the store lease agreements contain renewal options for additional periods of five to ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $340.0 million, $319.2 million and $267.5 million for fiscal 2009, 2008 and 2007, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $31.6 million, $44.9 million and $28.4 million for fiscal 2009, 2008 and 2007, respectively.
     Scheduled lease payments due (including lease commitments for 16 stores not yet opened at January 30, 2010) under noncancelable operating leases as of January 30, 2010 are as follows (in thousands):

Fiscal Year
2010	$370,512
2011	367,521
2012	357,528
2013	350,459
2014	335,788
Thereafter	1,575,332

$3,357,140

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $1.0 million, $1.1 million and $1.1 million for fiscal 2009, 2008 and 2007, respectively.
9. Stock-Based Compensation and Employee Stock Plans
     The Company has the availability to grant stock options to purchase common stock under the Dick’s Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the “Plans”). The Company also has an employee stock purchase plan (“ESPP”) which provides for eligible employees to purchase shares of the Company’s common stock.
     The following represents total stock based compensation and ESPP expense recognized in the Consolidated Statements of Operations for the fiscal years presented (in thousands):

	2009	2008	2007
Stock option expense	$16,829	$20,345	$26,387
Restricted stock expense	4,039	3,465	1,198
ESPP expense	446	1,790	1,454

Total stock-based compensation expense	$21,314	$25,600	$29,039

Total related tax benefit	$8,239	$6,514	$10,982
     Stock Option Plans —The Company grants stock options to purchase common stock under the Plans. Stock options generally vest over four years in 25% increments from the date of grant and expire 7 to 10 years from date of grant. As of January 30, 2010, there were 11,136,705 shares of common stock available for issuance pursuant to future stock option grants.
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
     The fair value of stock-based awards to employees is estimated on the date of grant using the Black Scholes valuation with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
Black - Scholes Valuation Assumptions (1)	2009	2008	2007	2008	2007
Expected life (years) (2)	5.69	5.51	5.29	0.5	0.5
Expected volatility (3)	35.89% - 47.54%	35.89% - 41.80%	36.08% - 37.39%	53.93% - 88.03%	25.66% - 39.19%
Weighted average volatility	45.93%	36.34%	36.96%	67.26%	34.29%
Risk-free interest rate (4)	1.54% - 2.73%	2.01% - 3.51%	3.39% - 4.94%	0.28% - 2.13%	3.32% - 5.02%
Expected dividend yield	—	—	—	—	—

Weighted average grant date fair values	$6.21	$10.26	$11.45	$3.75	$6.87

(1)	This table excludes valuation assumptions related to the assumption of outstanding Golf Galaxy options by Dick’s in conjunction with the acquisition of Golf Galaxy on February 13, 2007.

(2)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

(3)	Expected volatility is based on the historical volatility of the Company’s common stock.

(4)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The stock option activity from February 3, 2007 through January 30, 2010 is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value
	Options	Share	(Years)	(in thousands)
Outstanding, February 3, 2007	19,632,828	$9.88	6.64	$324,610
Granted	5,324,866	25.86
Exercised	(4,769,933)	6.34
Forfeited / Expired	(911,316)	20.62

Outstanding, February 2, 2008	19,276,445	$14.66	6.35	$352,494
Granted	795,455	26.96
Exercised	(686,905)	10.56
Forfeited / Expired	(761,560)	23.23

Outstanding, January 31, 2009	18,623,435	$14.99	5.43	$37,135
Granted	2,250,876	14.01
Exercised	(2,369,896)	4.03
Forfeited / Expired	(1,160,640)	24.41

Outstanding, January 30, 2010	17,343,775	$15.73	4.76	$138,858

Exercisable, January 30, 2010	12,884,378	$14.09	4.16	$119,120

     The aggregate intrinsic value in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised for 2009, 2008 and 2007 was $44.6 million, $8.5 million and $107.0 million, respectively. The total fair value of options vested for 2009, 2008 and 2007 was $17.5 million, $23.9 million and $38.1 million, respectively. The nonvested stock option activity for the year ended January 30, 2010 is presented in the following table:

		Weighted
		Average Fair
	Shares	Value
Nonvested, January 31, 2009	4,575,608	$10.40
Granted	2,250,876	6.21
Vested	(1,781,276)	9.84
Forfeited	(585,811)	10.31

Nonvested, January 30, 2010	4,459,397	$8.52

     As of January 30, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $24.7 million, which is expected to be recognized over a weighted average period of approximately 2.21 years.
     The Company issues new shares of common stock upon exercise of stock options.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Additional information regarding options outstanding as of January 30, 2010, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of Exercise		Contractual	Average		Exercise
Prices	Shares	Life (Years)	Exercise Price	Shares	Price
$0.54 - $1.08	301,428	1.95	$0.73	301,428	$0.73
$3.00 - $5.24	2,003,894	2.74	3.32	2,003,894	3.32
$7.41 - $11.44	4,484,470	3.52	11.04	4,479,970	11.04
$12.44 - $16.91	3,694,487	5.26	13.45	1,560,236	12.92
$17.34 - $25.91	2,941,901	5.75	18.92	2,413,940	18.72
$26.77 - $33.40	3,917,595	6.21	28.34	2,124,910	28.17

$0.54 - $33.40	17,343,775	4.76	$15.73	12,884,378	$14.09

     Restricted Stock — Beginning in fiscal 2007, the Company issued shares of restricted stock to eligible employees, subject to forfeiture until the end of an applicable vesting period, which is determined based on the employee’s continuing employment. The awards generally vest on the third anniversary of the date of grant.
     The restricted stock activity from February 3, 2007, through January 30, 2010 is presented in the following table:

		Weighted
		Average
		Grant
		Date
	Shares	Fair Value
Nonvested, February 3, 2007	—	$—
Granted	300,000	26.01
Vested	—	—
Forfeited / Expired	—	—

Nonvested, February 2, 2008	300,000	$26.01
Granted	413,843	27.39
Vested	(150,000)	26.01
Forfeited / Expired	(190,381)	26.40

Nonvested, January 31, 2009	373,462	$27.33
Granted	481,673	14.23
Vested	—	—
Forfeited / Expired	(70,217)	22.65

Nonvested, January 30, 2010	784,918	$19.71

     As of January 30, 2010, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock was approximately $9.2 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 1.74 years.
     Effective July 18, 2008, two executives at the Company’s Golf Galaxy subsidiary stepped down from their positions. Stock options granted to these executives exercisable for up to 630,000 shares of the Company’s common stock at an exercise price of $27.30 per share and all stock options previously granted to these executives that were exercisable for Golf Galaxy common stock (converted to options exercisable for Company’s common stock as a result of the acquisition of Golf Galaxy by the Company) became fully vested upon their departure. The 150,000 shares of restricted common stock granted to these executives on February 13, 2007 that were to vest based only on the passage of time also became fully vested. The executives forfeited any rights to an additional 150,000 shares of restricted common stock granted to them on February 13, 2007 that were to vest based on the attainment of certain

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
performance metrics. The accelerated vesting of these stock options and restricted stock net of the reversal of previously recognized compensation expense for these individuals resulted in a pre-tax charge of $0.5 million, which is recorded in merger and integration costs on the Consolidated Statements of Operations.
     Employee Stock Purchase Plan — The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total number of shares issuable under the plan is 4,620,000. There were 99,999 and 380,438 shares issued under the plan during fiscal 2009 and 2008, respectively, leaving 950,398 shares available for future issuance. The Company suspended the ESPP in March 2009, such that its employees were not permitted to purchase shares under the plan subsequent to the period ending June 30, 2009. The fiscal 2009 shares were issued at an average price of $11.99.
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
     The holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party and relatives of the related party hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradable. Each share of Class B common stock can be converted into one share of common stock at the holder’s option.
10. Income Taxes
     The components of the provision for income taxes are as follows (in thousands):

	2009	2008	2007
Current:
Federal	$65,424	$86,091	$115,697
State	13,242	13,501	16,510

	78,666	99,592	132,207

Deferred:
Federal	8,202	(42,105)	(28,983)
State	949	(3,801)	(3,713)

	9,151	(45,906)	(32,696)

Total provision	$87,817	$53,686	$99,511

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.7%	3.7%	3.6%
Non-deductible compensation	—	20.2%	—
Goodwill impairment	—	328.2%	—
Other permanent items	(0.4%)	1.3%	1.2%

Effective income tax rate	39.3%	388.4%	39.8%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The 2008 effective income tax rate includes $2.5 million of non-deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy and the impairment of non-deductible goodwill related to the 2007 acquisition of Golf Galaxy.
     Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2009	2008
Store closing expense	$13,642	$16,769
Stock-based compensation	29,515	22,161
Employee benefits	15,400	11,791
Other accrued expenses not currently deductible for tax purposes	5,701	4,543
Deferred rent	23,663	21,434
Insurance	1,844	1,891
Gift cards	9,343	7,176
Deferred revenue currently taxable	4,256	4,651
Non income based tax reserves	3,707	3,055
Uncertain income tax positions	3,105	2,723
Property and equipment	—	11,401
Net operating loss carryforwards	586	742

Total deferred tax assets	110,762	108,337

Property and equipment	(2,066)	—
Inventory	(29,784)	(20,932)
Unrealized gains on securities available for sale	(3,989)	(879)
Intangibles	(8,976)	(8,196)

Total deferred tax liabilities	(44,815)	(30,007)

Net deferred tax asset	$65,947	$78,330

     The deferred tax asset from tax loss carryforwards of $0.6 million represents approximately $12.1 million of state net operating loss carryforwards which expire between 2023 and 2029. In 2009, of the $65.9 million net deferred tax asset, $66.1 million is recorded in other long-term assets and $0.2 million was recorded in other short-term liabilities in the Consolidated Balance Sheets. In 2008, of the $78.3 million net deferred tax asset, $10.6 million was recorded in current assets and $67.7 million was recorded in other long-term assets in the Consolidated Balance Sheets.
     As of January 30, 2010, the total liability for uncertain tax positions, including related interest and penalties, was approximately $14.7 million. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties:

	Fiscal Year Ended
	2009	2008	2007
Beginning of year	$7,829	$9,715	$10,342
Increases as a result of tax positions taken in a prior period	3,667	1,303	1,721
Decreases as a result of tax positions taken in a prior period	—	(2,627)	(1,527)
Increases as a result of tax positions taken in the current period	2,185	1,188	1,473
Decreases as a result of settlements during the current period	—	(1,545)	(2,190)
Reductions as a result of a lapse of statute of limitations during the current period	(903)	(205)	(104)

End of year	$12,778	$7,829	$9,715

     Included in the balance at January 30, 2010 are $8.7 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     As of January 30, 2010, the liability for uncertain tax positions included $1.9 million for the accrual of interest and penalties. During the years ended January 30, 2010, January 31, 2009 and February 2, 2008 the Company recorded $0.4 million, $0.7 million and $0.9 million, respectively for the accrual of interest and penalties in its Consolidated Statements of Operations. The Company has state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $3.0 million of the Company’s gross unrecognized tax benefits and interest at January 30, 2010 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Operations during fiscal 2010.
     The tax years 2006 — 2008 remain open to examination by the Internal Revenue Service (“IRS”). The Company and its subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal. Management does not anticipate any potential settlement to result in a material change to the Company’s financial position.
11. Interest Expense, net
     Interest expense, net is comprised of the following (in thousands):

	Fiscal Year Ended
	2009	2008	2007
Interest expense	$4,543	$19,056	$20,306
Interest income	(2,148)	(141)	(1,566)

Interest expense, net	$2,395	$18,915	$18,740

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

	Fiscal Year Ended
	2009	2008	2007
Earnings per common share — Basic:
Net income (loss)	$135,359	$(39,865)	$150,566
Weighted average common shares outstanding	113,184	111,662	109,383
Earnings (loss) per common share	$1.20	$(0.36)	$1.38

Earnings per common share — Diluted:
Net income (loss)	$135,359	$(39,865)	$150,566
Weighted average common shares outstanding — Basic	113,184	111,662	109,383
Stock options, restricted stock and warrants	4,771	—	7,121

Weighted average common shares outstanding — Diluted	117,955	111,662	116,504
Earnings (loss) per common share	$1.15	$(0.36)	$1.29
     Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for fiscal 2009 was 6.4 million and totaled 4.5 million for fiscal 2007. Due to the net loss for fiscal 2008, 19.0 million shares were excluded from the calculation of diluted loss per share, as these shares were anti-dilutive.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Investments
     In April 2001, the Company entered into an Internet commerce agreement with GSI. Under the terms of this 10-year agreement, GSI is responsible for all financial and operational aspects of the Company’s Internet site, which operates under the domain name “DicksSportingGoods.com,” which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that permitted the Company, at its election, to purchase an equity ownership in GSI at a price that was less than the GSI market value per share in lieu of royalties until Internet sales reached a predefined amount. The equity ownership consists of unregistered common stock of GSI (see Note 1). The Company recognized the difference between the fair value of the GSI stock and its cost as deferred revenue. In August 2008, the Company amended its agreement with GSI that among other things, extended the term of the agreement to February 1, 2024. The deferred revenue is being amortized through the term of the amended agreement. Deferred revenue at January 30, 2010 and January 31, 2009 was $1.0 million and $1.1 million, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock.
14. Retirement Savings Plans
     The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees once they work 1,000 hours or more in a year and have attained 21 years of age. Under the terms of the retirement savings plan, the Company provides a discretionary matching contribution which has typically been equal to 50% of each participant’s contribution up to 10% of the participant’s compensation, and may make an additional discretionary matching contribution. Total expense recorded under the plan was $3.6 million, $4.1 million and $5.0 million for fiscal 2009, 2008 and 2007, respectively.
     We have non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $12.1 million and $8.1 million at January 30, 2010 and January 31, 2009, respectively, and is included in long-term liabilities. Total expense recorded under these plans was $0.6 million, $0.5 million and $5.5 million for fiscal 2009, 2008 and 2007, respectively.
15. Commitments and Contingencies
     The Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required payments at January 30, 2010 is as follows (in thousands):

Fiscal Year
2010	$10,790
2011	12,115
2012	14,935
2013	5,396
2014	5,816
Thereafter	29,432

$78,484

     Also, the Company is required to pay additional royalties when the royalties that are based on the qualified purchases or retail sales (depending on the agreement) exceed the guaranteed minimum. The aggregate payments made under these agreements requiring minimum guaranteed contractual amounts were $12.6 million, $9.7 million and $1.9 million during fiscal 2009, 2008 and 2007, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Company also has certain naming rights, marketing, and other commitments extending through 2026 of $113.2 million. Payments under these commitments were $36.8 million for the 52 weeks ended January 30, 2010. Payments under these commitments are scheduled to be made as follows: 2010, $29.6 million; 2011, $24.1 million; 2012, $17.9 million; 2013, $3.2 million; 2014, $3.3 million; thereafter, $35.1 million.
     In December 2009, the Company entered into an asset assignment agreement with a related party. The Company made deposits totaling $8 million in fiscal 2009 under the assigned purchase agreement. All deposits are attributed to the total purchase price of $59.5 million, which is payable in increments through 2012. If the agreement is terminated prior to the delivery date, up to $3.5 million of the deposits are non-refundable.
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
16. Fair Value Measurements
     The Company adopted fair value guidance as of February 3, 2008 for its financial assets and liabilities, and as of February 1, 2009 the Company adopted the provisions applicable to non-financial assets and liabilities. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:
Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value on a recurring basis as of January 30, 2010 and January 31, 2009 are set forth in the table below:

Description	Level 1	Level 2	Level 3
As of January 30, 2010
Assets:
Unregistered common stock of GSI Commerce (see Note 14)	$10,880	$—	$—
Deferred compensation plan assets held in trust (see Note 15)	12,119	—	—

Total assets	$22,999	$—	$—

As of January 31, 2009
Assets:
Unregistered common stock of GSI Commerce (see Note 14)	$2,629	$—	$—
Deferred compensation plan assets held in trust (see Note 15)	8,065	—	—

Total assets	$10,694	$—	$—

     The Company uses quoted prices in active markets to determine the fair value of these assets, thus they are considered to be Level 1 instruments.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Quarterly Financial Information (Unaudited)
     Summarized quarterly financial information in fiscal years 2009 and 2008 is as follows (in thousands, except earnings (loss) per share):

	Fiscal 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$959,662	$1,126,767	$989,816	$1,336,590
Gross profit	250,423	309,901	266,831	389,781
Income from operations (2)	16,917	63,827	31,756	113,069
Net income (2)	10,221	38,925	18,854	67,360
Net earnings per share:
Basic	$0.09	$0.35	$0.17	$0.59
Diluted (2)	$0.09	$0.33	$0.16	$0.56
Weighted average number of shares of common stock outstanding:
Basic	112,359	112,473	113,266	114,640
Diluted	116,220	117,230	118,704	119,666

	Fiscal 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$912,112	$1,086,294	$924,191	$1,207,531
Gross profit	259,106	319,658	253,100	352,183
Income (loss) from operations (2)	34,218	75,431	13,602	(92,872)
Net income (loss)	19,605	39,938	6,184	(105,593	)(1)
Net earnings (loss) per share:
Basic (2)	$0.18	$0.36	$0.06	$(0.94)
Diluted (2)	$0.17	$0.34	$0.05	$(0.94)
Weighted average number of shares of common stock outstanding:
Basic	111,216	111,483	111,906	112,115
Diluted	117,295	116,806	116,774	112,115

(1)	The net loss in the fourth quarter of 2008 includes non-cash impairment charges of $193.4 million.

(2)	Quarterly results for fiscal 2009 and 2008 do not add to full year results due to rounding.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC. (Registrant)
By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President — Finance, Administration and Chief Financial Officer Date: March 18, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 18, 2010

/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Executive Vice President — Finance, Administration and Chief Financial Officer (principal financial officer)	March 18, 2010

/s/ JOSEPH R. OLIVER Joseph R. Oliver	Senior Vice President — Chief Accounting Officer and Controller (principal accounting officer)	March 18, 2010

/s/ WILLIAM J. COLOMBO	Vice Chairman and Director	March 18, 2010
William J. Colombo

/s/ LAWRENCE J. SCHORR	Director	March 18, 2010
Lawrence J. Schorr

/s/ LARRY D. STONE	Director	March 18, 2010
Larry D. Stone

/s/ WALTER ROSSI	Director	March 18, 2010
Walter Rossi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and for each of the three fiscal years in the period ended January 30, 2010, and the Company’s internal control over financial reporting as of January 30, 2010, and have issued our reports thereon dated March 18, 2010; such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 18, 2010

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charged to	Other —		Balance at
	Beginning	Costs and	Acquisition		End
	of Period	Expenses	Related	Deductions	of Period

Fiscal 2007
Inventory reserve	$15,896	$6,973	$1,327	$(4,981)	$19,215
Allowance for doubtful accounts	2,031	3,459	212	(2,817)	2,885

Fiscal 2008
Inventory reserve	$19,215	$10,814	$3,012	$(7,674)	$25,367
Allowance for doubtful accounts	2,885	5,507	—	(5,133)	3,259

Fiscal 2009
Inventory reserve	$25,367	$13,923	$—	$(18,881)	$20,409
Allowance for doubtful accounts	3,259	6,519	—	(5,575)	4,203

Index to Exhibits

Exhibit
Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.1	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form 8-K, File No. 001-31463, filed on July 30, 2004

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.3	Indenture dated as of February 18, 2004 between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.4	Registration Rights Agreement among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC dated as of February 18, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.5	Form of Confirmation of OTC Warrant Transaction, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.6	Senior Convertible Notes due 2024, Purchase Agreement among Dick’s Sporting Goods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America LLC and UBS Securities LLC, dated as of February 11, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

4.7	First Supplemental Indenture, dated as of December 22, 2004, between the Registrant and Wachovia Bank, National Association, as Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004

4.8	Consent to Second Amended and Restated Credit Agreement, dated as of December 23, 2004, between the Registrant, the Lenders party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 23, 2004

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

Exhibit
Number	Description	Method of Filing
10.3	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.4	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.5	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.7	Form of Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 24, 2004

10.8	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

10.9	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 8, 2005

10.10	Consent and Waiver to the Amended and Restated Credit Agreement, dated as of June 14, 2004, among Dick’s Sporting Goods, Inc., the Lenders party thereto and General Electric Capital Corporation, as agent for the lenders	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 22, 2004

10.11	Waiver of Confirmation of OTC Convertible Note Hedge Agreement entered into among the Registrant and Merrill Lynch International on February 13, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 10, 2004

10.12	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Dick’s Sporting Goods, Inc.	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

10.13	Aircraft Sublease Agreement, dated February 13, 2006, for the business use of an aircraft, between Dick’s Sporting Goods, Inc. and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 14, 2006

10.14	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on July 6, 2006
10.15	First Amendment to the Second Amended and Restated Credit Agreement dated as of November 9, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 14, 2006

10.16	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on February 13, 2007

Exhibit
Number	Description	Method of Filing
10.17	Third Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2007

10.18	Golf Galaxy, Inc. Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.19	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.20	Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement, File No. 001-31463, filed on May 3, 2007

10.21	Offer Letter between Dick’s Sporting Goods, Inc. and Timothy E. Kullman, dated February 5, 2007, as amended by letter dated February 9, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on March 20, 2007

10.22	Amendment to Dick’s Sporting Goods, Inc. Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q, File No. 001-31463, filed on June 6, 2007

10.23	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated July 27, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on August 2, 2007

10.24	Amendment dated June 22, 2007 to Confirmation of OTC Convertible Note Hedge, Amended and Restated as of February 13, 2004	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 28, 2007

10.25	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 20, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on December 7, 2007

10.26	Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.27	First Amendment to Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.28	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of January 24, 2008	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.29	Written Description of Performance Incentive Awards	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.30	Form of Restricted Stock Award	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.31	Registrant’s Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Schedule 14A, File No. 001-31463, filed on May 7, 2008

Exhibit
Number	Description	Method of Filing
10.32	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.33	Amendment to Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.34	Amendment to Golf Galaxy, Inc.’s Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.35	Second Amendment to Registrant’s Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.36	Third Amendment to Registrant’s Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.37	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 26, 2008

10.38	Eighth Amendment and Joinder to the Second Amended and Restated Credit Agreement, dated as of November 19, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on November 19, 2008

10.39	Second Amendment to the Dick’s Sporting Goods Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009

10.40	Fourth Amendment to the Dick’s Sporting Goods Supplemental Smart Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009

10.41	First Amendment to the Amended and Restated Employee Stock Purchase Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009

10.42	Separation Agreement executed on April 27, 2009 by Gwendolyn K. Manto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2009

10.43	Form of Long-Term Performance Based Restricted Stock Award	Filed herewith

21	Subsidiaries	Incorporated by reference to Exhibit 21 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 18, 2010 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit
Number	Description	Method of Filing
31.2	Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of March 18, 2010 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 18, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of March 18, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith