Form 10-Q
period 2010-05-01
DICKS SPORTING GOODS INC
filed 2010-05-21
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2010
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
345 Court Street, Coraopolis, Pennsylvania 15108
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 18, 2010 was 90,726,746 and 25,035,870, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	$1,047,531	$959,662

Cost of goods sold, including occupancy and distribution costs	745,311	709,239

GROSS PROFIT	302,220	250,423

Selling, general and administrative expenses	253,149	226,123
Merger and integration costs	—	4,354
Pre-opening expenses	2,079	3,029

INCOME FROM OPERATIONS	46,992	16,917

Interest expense	3,508	1,706
Other income	(688)	(115)

INCOME BEFORE INCOME TAXES	44,172	15,326

Provision for income taxes	17,963	5,105

NET INCOME	$26,209	$10,221

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.09
Diluted	$0.22	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	115,155	112,359
Diluted	120,387	116,220
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	May 1,	January 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,958	$225,611
Accounts receivable, net	37,649	35,435
Income taxes receivable	7,438	8,420
Inventories, net	1,009,749	895,776
Prepaid expenses and other current assets	61,914	57,119
Deferred income taxes	11,467	—

Total current assets	1,335,175	1,222,361

Property and equipment, net	655,378	662,304
Intangible assets, net	47,421	47,557
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	70,993	66,089
Investments	13,026	10,880
Other	38,664	35,548

Total other assets	122,683	112,517

TOTAL ASSETS	$2,361,251	$2,245,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$532,859	$431,366
Accrued expenses	213,279	246,414
Deferred revenue and other liabilities	89,082	108,230
Income taxes payable	24,435	8,687
Current portion of other long-term debt and leasing obligations	978	978

Total current liabilities	860,633	795,675

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Other long-term debt and leasing obligations	141,034	141,265
Deferred revenue and other liabilities	228,907	225,166

Total long-term liabilities	369,941	366,431

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	907	898
Class B common stock	250	250
Additional paid-in capital	546,722	526,715
Retained earnings	574,600	548,391
Accumulated other comprehensive income	8,198	6,973

Total stockholders’ equity	1,130,677	1,083,227

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,361,251	$2,245,333

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
NET INCOME	$26,209	$10,221
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities, net of tax	1,204	929
Foreign currency translation adjustment, net of tax	21	82

COMPREHENSIVE INCOME	$27,434	$11,232

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 30, 2010	89,772,740	$898	25,035,870	$250	$526,715	$548,391	$6,973	$1,083,227
Exercise of stock options	946,530	9	—	—	8,007	—	—	8,016
Net income	—	—	—	—	—	26,209	—	26,209
Stock-based compensation	—	—	—	—	5,999	—	—	5,999
Total tax benefit from exercise of stock options	—	—	—	—	6,001	—	—	6,001
Foreign currency translation adjustment, net of taxes of $13	—	—	—	—	—	—	21	21
Unrealized gain on securities available-for-sale, net of taxes of $751	—	—	—	—	—	—	1,204	1,204

BALANCE, May 1, 2010	90,719,270	$907	25,035,870	$250	$546,722	$574,600	$8,198	$1,130,677

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,209	$10,221
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,866	25,096
Amortization of convertible note discount	—	321
Deferred income taxes	(17,380)	(6,988)
Stock-based compensation	5,999	5,986
Excess tax benefit from stock-based compensation	(5,774)	(62)
Tax benefit from exercise of stock options	418	72
Other non-cash items	387	428
Changes in assets and liabilities:
Accounts receivable	1,973	15,352
Inventories	(113,973)	(125,128)
Prepaid expenses and other assets	(8,398)	(11,959)
Accounts payable	95,773	138,802
Accrued expenses	(33,460)	(9,889)
Income taxes receivable / payable	22,238	5,603
Deferred construction allowances	762	3,611
Deferred revenue and other liabilities	(14,293)	(19,735)

Net cash (used in) provided by operating activities	(13,653)	31,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,300)	(29,352)
Proceeds from sale-leaseback transactions	—	11,502

Net cash used in investing activities	(24,300)	(17,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	—	116,301
Payments of convertible notes	—	(172,500)
Payments on other long-term debt and leasing obligations	(231)	(1,930)
Construction allowance receipts	—	7,022
Proceeds from exercise of stock options	8,016	689
Excess tax benefit from stock-based compensation	5,774	62
Increase in bank overdraft	5,720	7,318

Net cash provided by (used in) financing activities	19,279	(43,038)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	21	82

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,653)	(29,075)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	225,611	74,837

CASH AND CASH EQUIVALENTS, END OF PERIOD	$206,958	$45,762

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$—	$24,102
Accrued property and equipment	$325	$6,033
Cash paid for interest	$3,046	$2,753
Cash paid for income taxes	$12,027	$11,734
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 515 stores, the majority of which are located throughout the eastern half of the United States. Unless otherwise specified, any reference to year is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial statements are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 2010 as filed with the Securities and Exchange Commission on March 18, 2010. Operating results for the 13 weeks ended May 1, 2010 are not necessarily indicative of the results that may be expected for the year ending January 29, 2011 or any other period.
Certain amounts in the unaudited consolidated financial statements of prior year periods have been reclassified to conform to the current period’s presentation. The Company reclassified gains and losses associated with changes in its deferred compensation plan investment values and interest income from interest expense, net, to a separate line item on the unaudited consolidated statements of income. These changes were reflected for all periods presented.
3. Store Closing and Relocation Reserves
On a store’s closing or relocation date, estimated lease termination and other costs to close or relocate a store are recorded in cost of goods sold, including occupancy and distribution costs on the unaudited consolidated statements of income. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter. Any changes in these assumptions are recorded in cost of goods sold, including occupancy and distribution costs on the unaudited consolidated statements of income.
The following table summarizes the activity in fiscal 2010 and 2009 (in thousands):

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

Accrued store closing and relocation reserves, beginning of period	$35,716	$44,621
Expense charged to earnings	2,808	378
Cash payments	(2,257)	(985)
Interest accretion and other changes in assumptions	430	(2,620)

Accrued store closing and relocation reserves, end of period	36,697	41,394
Less: current portion of accrued store closing and relocation reserves	(10,542)	(10,042)

Long-term portion of accrued store closing and relocation reserves	$26,155	$31,352

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the unaudited consolidated balance sheets.

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

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
Net income	$26,209	$10,221

Weighted average common shares outstanding (for basic calculation)	115,155	112,359
Dilutive effect of outstanding common stock options, restricted stock and warrants	5,232	3,861

Weighted average common shares outstanding (for diluted calculation)	120,387	116,220

Net earnings per common share — basic	$0.23	$0.09
Net earnings per common share — diluted	$0.22	$0.09
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 13 weeks ended May 1, 2010 and May 2, 2009 were 4.3 million and 9.4 million, respectively.
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2010 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the current economic and financial downturn may cause a continued decline in consumer spending; changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our quarterly operating results and comparable store sales may fluctuate substantially; potential volatility in our stock price; our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the current financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; unauthorized disclosure of sensitive, personal or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, vendors, distributors, manufacturers and the impact of the current economic and financial downturn on their ability to maintain their inventory and production levels and provide us with sufficient quantities of products at acceptable prices, all of which could adversely affect our supply chain, and risks associated with relying on foreign sources of production; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor and the sale of consumer products; risks relating to e-commerce; risks relating to problems with or disruption of our current management information systems; risks regarding relocation to our new corporate headquarters, including additional costs or possible business disruption from relocating our information technology data center or relocating personnel and equipment; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or legal actions against us; risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining business and/or assimilating acquired companies; our ability to meet our labor needs; we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from our stockholders; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; various risks associated with our exclusive brand offerings; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; impairment in the carrying value of goodwill or other acquired intangibles; changes in our business strategies and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission.
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
As of May 1, 2010, we operated 424 Dick’s stores in 41 states and 91 Golf Galaxy stores in 31 states, with approximately 25.1 million square feet, in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
The primary factors which historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, its positive comparable store sales, and its strong gross profit margins. In the last five years, the Company has grown from 236 stores as of April 30, 2005 to 515 stores as of May 1, 2010, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting the current economic conditions.
In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable store sales performance — For the 13 weeks ended May 1, 2010, the Company’s comparable store sales increased 8.2% compared to a 6.0% decrease during the same period in fiscal 2009. The comparable store sales calculations for the first quarter of fiscal 2010 and 2009 include Dick’s Sporting Goods stores and Golf Galaxy stores. The Company believes that its ability to consistently deliver increases in comparable store sales will prove to be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 800 Dick’s locations across the United States.

•	Operating cash flow — Net cash used in operations totaled $13.7 million in the 13 weeks ended May 1, 2010 while the Company generated $31.7 million during the same period in fiscal 2009. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of Item 2 herein.

•	Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Store productivity — The Company monitors various key performance indicators of store productivity, including sales per square foot, store operating contribution margin and store cash flow in order to assess our performance.
CRITICAL ACCOUNTING POLICIES
As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended May 1, 2010.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter totaled $26.2 million, or $0.22 per diluted share, as compared to net income of $10.2 million, or $0.09 per diluted share, for the 13 weeks ended May 2, 2009.
Net sales for the current quarter increased 9.2% to $1.0 billion, due primarily to an 8.2% increase in consolidated comparable store sales and the opening of new stores, partially offset by lower sales at Chick’s Sporting Goods (“Chick’s”) due to a liquidation event prior to their conversion to Dick’s stores in last year’s quarter.
As a percentage of net sales, gross profit increased 276 basis points to 28.85% for the quarter, due primarily to higher merchandise margins that were impacted by a reduction in clearance activity at Golf Galaxy stores, a decrease in promotions at Dick’s stores and the inventory liquidation event at the Chick’s stores. Gross profit was further impacted by leverage of fixed occupancy and freight and distribution costs resulting from the increase in comparable store sales compared to last year’s quarter.
We ended the first quarter with no outstanding borrowings on our Credit Agreement. There were no outstanding borrowings as of January 30, 2010.
The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended			13 Weeks Ended
	May 1, 2010			May 2, 2009
	Dick’s Sporting			Dick’s Sporting
	Goods	Golf Galaxy	Total	Goods	Golf Galaxy	Chick’s (1)	Total
Beginning stores	419	91	510	384	89	14	487
New	5	—	5	9	1	—	10
Converted	—	—	—	1	1	(1)	1

Ending stores	424	91	515	394	91	13	498

(1)	Chick’s stores were subsequently converted to Dick’s stores in the second quarter of fiscal 2009.
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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	May 1,	May 2,	from Prior Year
	2010 (1)	2009 (1)	2009-2010 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.15	73.91	(276)

Gross profit	28.85	26.09	276
Selling, general and administrative expenses (4)	24.17	23.56	61
Merger and integration costs (5)	—	0.45	(45)
Pre-opening expenses (6)	0.20	0.32	(12)

Income from operations	4.49	1.76	273
Interest expense (7)	0.33	0.18	15
Other income (8)	(0.07)	(0.01)	(6)

Income before income taxes	4.22	1.60	262
Provision for income taxes	1.71	0.53	118

Net income	2.50%	1.07%	143

Other Data:
Comparable store net sales increase (decrease) (9)	8.2%	(6.0%)
Number of stores at end of period	515	498
Total square feet at end of period	25,091,264	24,143,858

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”), are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Merger and integration costs primarily relate to the integration of Chick’s operations and include duplicative administrative costs, management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores.

(6)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(7)	Interest expense results primarily includes rent payments under the Company’s financing lease obligation for its relocated corporate headquarters and interest on borrowings under the Company’s Credit Agreement.

(8)	Other income results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

(9)	Comparable store sales begin in a store’s 14th full month of operations after its grand opening. Comparable store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from comparable store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations at that new location.

13 Weeks Ended May 1, 2010 Compared to the 13 Weeks Ended May 2, 2009
Net Income
Net income for the current quarter totaled $26.2 million, or $0.22 per diluted share, as compared to net income of $10.2 million, or $0.09 per diluted share, for the 13 weeks ended May 2, 2009.
Net Sales
Net sales for the current quarter increased 9.2% to $1 billion, due primarily to an 8.2% increase in consolidated comparable store sales and the opening of new stores, partially offset by lower sales at Chick’s due to a liquidation event prior to their conversion to Dick’s stores in last year’s quarter.
The increase in comparable store sales was broad based, with increases in hardlines, apparel, footwear and golf. The comparable store sales increase was driven primarily by an increase in transactions of approximately 6.4% and an increase of approximately 1.2% in sales per transaction at Dick’s stores. Every 1% change in comparable store sales would have impacted earnings before income taxes for the 13 weeks ended May 1, 2010 by approximately $3 million.
Income from Operations
Income from operations increased to $47.0 million for the current quarter from $16.9 million for the 13 weeks ended May 2, 2009. The increase was primarily due to a $51.8 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $27.0 million. The 13 weeks ended May 2, 2009 included $4.4 million of merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit increased 21% to $302.2 million for the current quarter from $250.4 million for the 13 weeks ended May 2, 2009. The 276 basis point increase is due primarily to a 194 basis point increase in merchandise margins that were impacted by a reduction in clearance activity at Golf Galaxy stores, a decrease in promotions at Dick’s stores and the inventory liquidation event at the Chick’s stores. Gross profit was further impacted by leverage of fixed occupancy (55 basis points) and freight and distribution (32 basis points) costs resulting primarily from the increase in comparable store sales compared to last year’s quarter.
Selling, general and administrative expenses increased 12% to $253.1 million for the current quarter from $226.1 million for the 13 weeks ended May 2, 2009. Selling, general and administrative expenses increased as a percentage of net sales by 61 basis points due primarily to a 69 basis point increase in advertising expenses resulting from investments in marketing initiatives geared toward claiming market share gains that included the promotion of our private brand, Maxfli, as well as National Runner’s Month. Administrative expenses increased 32 basis points from last year’s quarter primarily due to higher costs related to our relocated corporate headquarters, including technology related costs to support our business strategies. Store payroll expenses decreased 42 basis points as a percentage of sales primarily due to maintaining store payroll at similar levels as last year’s quarter despite the increase in sales in the current quarter compared to last year.
The 13 weeks ended May 2, 2009 include $4.4 million of merger and integration costs. These costs are related to the integration of Chick’s operations and include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance.
Pre-opening expenses decreased to $2.1 million for the quarter from $3.0 million for the 13 weeks ended May 2, 2009. Pre-opening expenses were for the opening of five new Dick’s stores during the quarter as compared to nine new Dick’s stores and one new Golf Galaxy store during last year’s quarter. Pre-opening expenses in any period fluctuate depending on the timing and number of new stores which open in preceding and subsequent quarters.
Interest Expense
Interest expense was $3.5 million for the current quarter as compared to $1.7 million for the 13 weeks ended May 2, 2009. Interest expense for the 13 weeks ended May 1, 2010 includes $2.7 million related to rent payments under the Company’s financing lease for its relocated corporate headquarters building. Interest expense related to the Company’s other debt obligations decreased $0.9 million, primarily due to a decrease in average borrowings under our Credit Agreement. The Company did not borrow against its Credit Agreement during the 13 weeks ended May 1, 2010.

Income Taxes
The Company’s effective tax rate was 40.7% for the 13 weeks ended May 1, 2010 as compared to 33.3% for the same period last year. The effective tax rate for the 13 weeks ended May 2, 2009 reflected a $1.1 million reduction in income tax expense due to the resolution of an income tax audit for a prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

Net cash (used in) provided by operating activities	$(13,653)	$31,731
Net cash used in investing activities	(24,300)	(17,850)
Net cash provided by (used in) financing activities	19,279	(43,038)
Effect of exchange rate changes on cash	21	82

Net decrease in cash and cash equivalents	$(18,653)	$(29,075)

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
Cash flows from operating activities decreased $45.4 million for the 13 weeks ended May 1, 2010 compared to last year’s quarter. Operating cash flows related to changes in inventory and accounts payable decreased $31.9 million due to the Company’s inventory reduction efforts in the fourth quarter of fiscal 2008, which favorably affected first quarter fiscal 2009 cash flows.
Investing Activities
Cash used in investing activities for the 13 weeks ended May 1, 2010 increased by $6.4 million, to $24.3 million. The Company’s gross capital expenditures used $24.3 million during the current quarter compared to $29.4 million during the 13 weeks ended May 2, 2009, which related primarily to the opening of new stores, information systems and administrative facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $11.5 million in the 13 weeks ended May 2, 2009.
We opened five stores during the 13 weeks ended May 1, 2010 as compared to opening ten stores during the 13 weeks ended May 2, 2009.
Financing Activities
Cash provided by financing activities for the 13 weeks ended May 1, 2010 totaled $19.3 million, primarily reflecting proceeds from exercises of stock options and the excess tax benefit from stock-based compensation. The Company did not borrow against its Credit Agreement during the quarter. Cash used in financing activities for the 13 weeks ended May 2, 2009 totaled $43.0 million, primarily reflecting the Company’s purchase of its convertible notes of $172.5 million from the holders of the notes who exercised their right to cause the Company to purchase the notes. The Company used availability under its Credit Agreement to fund the purchase. The Company’s borrowings of $116.3 million under the Credit Agreement during last year’s quarter also reflect the seasonal increase in inventory.
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
There were no outstanding borrowings under the Credit Agreement as of May 1, 2010 or January 30, 2010. Total remaining borrowing capacity, after subtracting letters of credit as of May 1, 2010 and January 30, 2010 was $424.4 million.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiary’s ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of May 1, 2010, the Company was in compliance with the terms of the Credit Agreement.
Cash flows generated by operations and funds available under the Company’s Credit Agreement will be used to satisfy our capital requirements through fiscal 2010. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. The Company currently expects to open at least 24 new Dick’s stores, relocate two Dick’s stores, open approximately five new Golf Galaxy stores and remodel approximately 11 Dick’s stores during fiscal 2010. The Company plans to lease all of its 2010 new stores. This level of store expansion is significantly lower than historical levels and is largely driven by the reduction in commercial real estate development. The Company currently anticipates receiving landlord allowances at three of its planned 2010 new stores totaling approximately $5.8 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
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
The Company has created a capital appropriations committee to approve all capital expenditures in excess of certain amounts and to group and prioritize all capital projects between required, discretionary and strategic. While there can be no assurance that current expectations will be realized, the Company expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $145 million in 2010.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of May 1, 2010 primarily relate to operating lease obligations, future minimum guaranteed contractual payments, naming rights and other marketing commitments and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES
During the first quarter of fiscal 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (May 1, 2010).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in a case which makes claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and applicable state labor law. The case was filed in May of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”)). In September 2006, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified a class for notice purposes under the FLSA, which the U.S. District Judge upheld. The parties and the court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007 and November 2008 and these attempts to resolve the case through mediation were unsuccessful, and litigation has resumed. We currently believe that this case does not properly represent a class action, and the Company plans to vigorously defend this case. The Company settled a case that was filed in November 2005 (Daniel Parks v. Dick’s Sporting Goods, Inc. (“Parks”)) which made claims for a conditionally certified class concerning alleged failures to pay wages and overtime wages as required by the FLSA and applicable state labor law. The court entered a Final Judgment on February 4, 2010 and the settlement payments have been made by the Company.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010 as filed with the Securities and Exchange Commission on March 18, 2010, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report which is incorporated herein by reference.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 18 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 21, 2010 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President — Finance, Administration, Chief Financial Officer (principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President — Chief Accounting Officer and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 21, 2010 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of May 21, 2010 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 21, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of May 21, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith