Form 10-Q
period 2010-07-31
DICKS SPORTING GOODS INC
filed 2010-08-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 20, 2010 was 90,845,707 and 25,035,870, respectively.

INDEX TO FORM 10-Q

Page Number
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 4. Removed and Reserved	18
Item 6. Exhibits	18

SIGNATURES	19

INDEX TO EXHIBITS	20
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$1,226,063	$1,126,767	$2,273,595	$2,086,429

Cost of goods sold, including occupancy and distribution costs	865,918	816,866	1,611,229	1,526,105

GROSS PROFIT	360,145	309,901	662,366	560,324

Selling, general and administrative expenses	271,372	238,745	524,521	464,868
Merger and integration costs	—	5,760	—	10,113
Pre-opening expenses	715	1,569	2,795	4,598

INCOME FROM OPERATIONS	88,058	63,827	135,050	80,745

Interest expense	3,502	1,051	7,010	2,757
Other expense (income)	646	(961)	(43)	(1,076)

INCOME BEFORE INCOME TAXES	83,910	63,737	128,083	79,064

Provision for income taxes	32,394	24,812	50,358	29,918

NET INCOME	$51,516	$38,925	$77,725	$49,146

EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.35	$0.67	$0.44
Diluted	$0.43	$0.33	$0.64	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	115,815	112,473	115,485	112,416
Diluted	121,039	117,230	120,713	116,725
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	July 31,	January 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$278,169	$225,611
Accounts receivable, net	45,462	35,435
Income taxes receivable	6,982	8,420
Inventories, net	985,799	895,776
Prepaid expenses and other current assets	61,060	57,119
Deferred income taxes	7,528	—

Total current assets	1,385,000	1,222,361

Property and equipment, net	677,779	662,304
Intangible assets, net	47,585	47,557
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	72,261	66,089
Investments	10,765	10,880
Other	40,620	35,548

Total other assets	123,646	112,517

TOTAL ASSETS	$2,434,604	$2,245,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$532,007	$431,366
Accrued expenses	252,814	246,414
Deferred revenue and other liabilities	83,983	108,230
Income taxes payable	7,089	8,687
Current portion of other long-term debt and leasing obligations	978	978

Total current liabilities	876,871	795,675

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Other long-term debt and leasing obligations	140,807	141,265
Deferred revenue and other liabilities	228,199	225,166

Total long-term liabilities	369,006	366,431

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	908	898
Class B common stock	250	250
Additional paid-in capital	554,741	526,715
Retained earnings	626,116	548,391
Accumulated other comprehensive income	6,712	6,973

Total stockholders’ equity	1,188,727	1,083,227

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,434,604	$2,245,333

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
NET INCOME	$51,516	$38,925	$77,725	$49,146
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,470)	999	(266)	1,928
Foreign currency translation adjustment, net of tax	(16)	5	5	87

COMPREHENSIVE INCOME	$50,030	$39,929	$77,464	$51,161

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 30, 2010	89,772,740	$898	25,035,870	$250	$526,715	$548,391	$6,973	$1,083,227
Exercise of stock options	1,063,037	10	—	—	9,215	—	—	9,225
Net income	—	—	—	—	—	77,725	—	77,725
Stock-based compensation	—	—	—	—	12,511	—	—	12,511
Total tax benefit from exercise of stock options	—	—	—	—	6,300	—	—	6,300
Foreign currency translation adjustment, net of taxes of $3	—	—	—	—	—	—	5	5
Unrealized loss on securities available-for-sale, net of taxes of ($155)	—	—	—	—	—	—	(266)	(266)

BALANCE, July 31, 2010	90,835,777	$908	25,035,870	$250	$554,741	$626,116	$6,712	$1,188,727

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	July 31,	August 1,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,725	$49,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,153	51,194
Amortization of convertible note discount	—	321
Deferred income taxes	(13,907)	(5,687)
Stock-based compensation	12,511	11,060
Excess tax benefit from stock-based compensation	(6,220)	(239)
Tax benefit from exercise of stock options	446	115
Other non-cash items	774	815
Changes in assets and liabilities:
Accounts receivable	(3,696)	11,860
Inventories	(90,023)	(90,084)
Prepaid expenses and other assets	(6,453)	(13,346)
Accounts payable	74,009	148,041
Accrued expenses	(15,212)	2,170
Income taxes receivable / payable	5,608	2,409
Deferred construction allowances	4,815	4,061
Deferred revenue and other liabilities	(25,859)	(28,163)

Net cash provided by operating activities	66,671	143,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61,611)	(52,032)
Proceeds from sale-leaseback transactions	5,874	21,910

Net cash used in investing activities	(55,737)	(30,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	—	19,518
Payments of convertible notes	—	(172,500)
Payments on other long-term debt and leasing obligations	(458)	(2,082)
Construction allowance receipts	—	7,022
Proceeds from sale of common stock under employee stock purchase plan	—	1,199
Proceeds from exercise of stock options	9,225	1,097
Excess tax benefit from stock-based compensation	6,220	239
Increase in bank overdraft	26,632	8,347

Net cash provided by (used in) financing activities	41,619	(137,160)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	87

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,558	(23,522)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	225,611	74,837

CASH AND CASH EQUIVALENTS, END OF PERIOD	$278,169	$51,315

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$—	$51,418
Accrued property and equipment	$21,612	$(629)
Cash paid for interest	$6,155	$647
Cash paid for income taxes	$58,053	$38,867
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods, footwear and apparel through its 516 stores, the majority of which are located throughout the eastern half of the United States. Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial statements are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 2010 as filed with the Securities and Exchange Commission on March 18, 2010. Operating results for the 13 and 26 weeks ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 29, 2011 or any other period.
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
3. Store Closing and Relocation Reserves
The calculation of accrued store closing and relocation reserves primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued store closing and relocation reserves are evaluated each quarter.
The following table summarizes the activity in fiscal 2010 and 2009 (in thousands):

	26 Weeks Ended
	July 31,	August 1,
	2010	2009

Accrued store closing and relocation reserves, beginning of period	$35,716	$44,621
Expense charged to earnings	2,808	1,369
Cash payments	(5,894)	(10,122)
Interest accretion and other changes in assumptions	(277)	(3,420)

Accrued store closing and relocation reserves, end of period	32,353	32,448
Less: current portion of accrued store closing and relocation reserves	(8,820)	(7,327)

Long-term portion of accrued store closing and relocation reserves	$23,533	$25,121

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the unaudited consolidated balance sheets.
4. Earnings per Share
The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus the incremental number of shares that would be outstanding assuming exercise of dilutive stock options and warrants or the vesting of restricted stock during the period. The number of incremental shares from such activity is calculated by applying the treasury stock method. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net income	$51,516	$38,925	$77,725	$49,146

Weighted average common shares outstanding (for basic calculation)	115,815	112,473	115,485	112,416
Dilutive effect of outstanding common stock options, restricted stock and warrants	5,224	4,757	5,228	4,309

Weighted average common shares outstanding (for diluted calculation)	121,039	117,230	120,713	116,725

Net earnings per common share — basic	$0.44	$0.35	$0.67	$0.44
Net earnings per common share — diluted	$0.43	$0.33	$0.64	$0.42
Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 13 weeks ended July 31, 2010 and August 1, 2009 were 4.6 million and 8.2 million, respectively. Anti-dilutive options and restricted stock excluded from the calculation of earnings per share for the 26 weeks ended July 31, 2010 and August 1, 2009 were 4.4 million and 8.8 million, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “goal,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures or our financial condition or other “forward-looking” information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings and operations, inventory, private brand products, our actions, plans or strategies.
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2010 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: the current economic and financial downturn may cause a continued decline in consumer spending; changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company; changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular; our quarterly operating results and comparable store sales may fluctuate substantially; potential volatility in our stock price; our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets; the intense competition in the sporting goods industry and actions by our competitors; the current financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations; the availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets; changes in consumer demand; unauthorized disclosure of sensitive, personal or confidential information; risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition; our relationships with our suppliers, vendors, distributors, manufacturers and the impact of the current economic and financial downturn on their ability to maintain their inventory and production levels and provide us with sufficient quantities of products at acceptable prices, all of which could adversely affect our supply chain, and risks associated with relying on foreign sources of production; the loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer; currency exchange rate fluctuations; costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor and the sale of consumer products; risks relating to e-commerce; risks relating to problems with or disruption of our current management information systems; risks regarding relocation to our new corporate headquarters, including additional costs or possible business disruption from relocating our information technology data center or relocating personnel and equipment; any serious disruption at our distribution or return facilities; the seasonality of our business; regional risks because our stores are generally concentrated in the eastern half of the United States; the outcome of litigation or other legal actions against us; risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement; factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining businesses and/or assimilating acquired companies; our ability to meet our labor needs; we are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our stockholders; risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere; various risks associated with our exclusive brand offerings; our current anti-takeover provisions could prevent or delay a change-in-control of the Company; impairment in the carrying value of goodwill or other acquired intangibles; changes in our business strategies; and other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 30, 2010.
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
OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. The Company also owns and operates Golf Galaxy, LLC, a multi-channel golf specialty retailer (“Golf Galaxy”). Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company”, “its” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
As of July 31, 2010, we operated 425 Dick’s Sporting Goods stores in 42 states and 91 Golf Galaxy stores in 31 states, with approximately 23.7 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, its positive same store sales, and its strong gross profit margins. In the last five years, the Company has grown from 239 stores as of July 30, 2005 to 516 stores as of July 31, 2010, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting the current economic conditions.
In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Consolidated same store sales performance – For the 26 weeks ended July 31, 2010, the Company’s consolidated same store sales increased 6.8% compared to a 5.0% decrease during the same period in fiscal 2009. The consolidated same store sales calculation for the 26 weeks ended July 31, 2010 includes Dick’s Sporting Goods stores, Golf Galaxy stores and the Company’s e-commerce business. The consolidated same store sales calculation for the 26 weeks ended August 1, 2009 included Dick’s Sporting Goods stores and Golf Galaxy stores only. The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion program to an ultimate goal of at least 900 Dick’s locations across the United States.

•	Operating cash flow – Net cash provided by operations totaled $66.7 million in the 26 weeks ended July 31, 2010, while the Company generated $143.7 million during the same period in fiscal 2009. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs

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
CRITICAL ACCOUNTING POLICIES
As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the quarterly period ended July 31, 2010.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter totaled $51.5 million, or $0.43 per diluted share, as compared to net income of $38.9 million, or $0.33 per diluted share, for the 13 weeks ended August 1, 2009.
Net sales for the current quarter increased 8.8% to $1,226.1 million from the 13 weeks ended August 1, 2009, due primarily to an increase in consolidated same store sales and the opening of new stores.
As a percentage of net sales, gross profit increased 187 basis points to 29.37% for the quarter, due primarily to higher merchandise margins that were impacted by changes in sales mix at our Dick’s stores and a reduction in clearance activity at our Golf Galaxy stores. Gross profit was further impacted by leverage of fixed occupancy and freight and distribution costs resulting from the increase in consolidated same store sales compared to last year’s quarter.
We ended the second quarter of fiscal 2010 with no outstanding borrowings under our Second Amended and Restated Credit Agreement (the “Credit Agreement”). There were no outstanding borrowings as of January 30, 2010.
The following represents a reconciliation of beginning and ending stores for the periods indicated:

	26 Weeks Ended			26 Weeks Ended
	July 31, 2010			August 1, 2009
	Dick’s Sporting			Dick’s Sporting		Chick’s Sporting
	Goods	Golf Galaxy	Total	Goods	Golf Galaxy	Goods (1)	Total
Beginning stores	419	91	510	384	89	14	487
Q1 New	5	—	5	9	1	—	10
Q2 New	1	—	1	4	—	—	4

	425	91	516	397	90	14	501

Closed	—	—	—	—	—	(2)	(2)
Converted	—	—	—	12	1	(12)	1

Ending stores	425	91	516	409	91	—	500

(1)	Chick’s Sporting Goods (“Chick’s”) stores were subsequently converted to Dick’s stores in the second quarter of fiscal 2009.
The Company plans to close 12 underperforming Golf Galaxy stores in the third quarter of fiscal 2010. The Company currently expects that closing these stores will result in third quarter pre-tax expenses of approximately $19.0 million, primarily due to future lease payments, severance and inventory liquidation costs. The poor performance of these stores was primarily a function of inadequate real estate locations, sites that were too expensive or a combination of both. The Company continues to evaluate and refine the preferred location, size and format of its Golf Galaxy stores. The Company continues to believe there is long term growth potential in the golf business and believes the Golf Galaxy acquisition has provided the Company with significant leverage with its vendor partners and provides the Company the opportunity to capture market share in the premium golf business as this niche of the market continues to consolidate. The Company anticipates that the closure of the 12 underperforming stores will be accretive to the Company’s future operating results.
The following tables present for the periods indicated items in the unaudited consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period. In addition, other selected data are provided to facilitate a further understanding of our business. These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	July 31,	August 1,	from Prior Year
	2010	2009 (1)	2009-2010 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	70.63	72.50	(187)

Gross profit	29.37	27.50	187
Selling, general and administrative expenses (4)	22.13	21.19	94
Merger and integration costs (5)	—	0.51	(51)
Pre-opening expenses (6)	0.06	0.14	(8)

Income from operations	7.18	5.66	152
Interest expense (7)	0.29	0.09	20
Other expense (income) (8)	0.05	(0.09)	14

Income before income taxes	6.84	5.66	118
Provision for income taxes	2.64	2.20	44

Net income	4.20%	3.45%	75

Other Data:
Consolidated same store net sales increase (decrease) (9)	5.7%	(4.1%)
Number of stores at end of period	516	500
Total square feet at end of period	25,168,238	24,244,138

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	26 Weeks Ended		Net Sales
	July 31,	August 1,	from Prior Year
	2010	2009 (1)	2009-2010 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	70.87	73.14	(227)

Gross profit	29.13	26.86	227
Selling, general and administrative expenses (4)	23.07	22.28	79
Merger and integration costs (5)	—	0.48	(48)
Pre-opening expenses (6)	0.12	0.22	(10)

Income from operations	5.94	3.87	207
Interest expense (7)	0.31	0.13	18
Other income (8)	(0.00)	(0.05)	5

Income before income taxes	5.63	3.79	184
Provision for income taxes	2.21	1.43	78

Net income	3.42%	2.36%	106

Other Data:
Consolidated same store net sales increase (decrease) (9)	6.8%	(5.0%)
Number of stores at end of period	516	500
Total square feet at end of period	25,168,238	24,244,138

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively, the “cards”) are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters.

(5)	Merger and integration costs primarily relate to the integration of Chick’s operations and include duplicative administrative costs, management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores.

(6)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(7)	Interest expense results primarily from rent payments under the Company’s financing lease obligation for its relocated corporate headquarters and interest on borrowings under the Credit Agreement.

(8)	Other income results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

(9)	Same store sales begin in a store’s 14th full month of operations after its grand opening. Same store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base after its 14th full month of operations at that new location.

13 Weeks Ended July 31, 2010 Compared to the 13 Weeks Ended August 1, 2009
Net Income
Net income for the current quarter totaled $51.5 million, or $0.43 per diluted share, as compared to net income of $38.9 million, or $0.33 per diluted share, for the 13 weeks ended August 1, 2009.
Net Sales
Net sales for the current quarter increased 8.8% to $1,226.1 million, due primarily to an increase in consolidated same store sales and the opening of new stores.
The increase in consolidated same store sales was broad based, with increases in hardlines, apparel, footwear and golf. The consolidated same store sales increase was driven primarily by an increase in transactions of approximately 5.1% and an increase of approximately 0.5% in sales per transaction at Dick’s stores. Every 1% change in consolidated same store sales would have impacted earnings before income taxes for the 13 weeks ended July 31, 2010 by approximately $3 million.
Income from Operations
Income from operations increased to $88.1 million for the current quarter from $63.8 million for the 13 weeks ended August 1, 2009. The increase was primarily due to a $50.2 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $32.7 million. The 13 weeks ended August 1, 2009 included $5.8 million of merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit increased 16.2% to $360.1 million for the current quarter from $309.9 million for the 13 weeks ended August 1, 2009. The 187 basis point increase is due primarily to a 143 basis point increase in merchandise margins that were impacted by changes in sales mix at our Dick’s stores and a reduction in clearance activity at our Golf Galaxy stores. Gross profit was further impacted by leverage of fixed occupancy (58 basis points) and freight and distribution (10 basis points) costs resulting from the increase in consolidated same store sales compared to last year’s quarter.
Selling, general and administrative expenses increased 13.7% to $271.4 million for the current quarter from $238.7 million for the 13 weeks ended August 1, 2009. Selling, general and administrative expenses increased as a percentage of net sales by 94 basis points. Advertising expenses increased 52 basis points resulting from the Company’s collaborative marketing initiative with adidas related to the adiZero shoe launch as well as investments in marketing initiatives geared toward pursuing other market share gains that included the promotion of our customer loyalty program. Administrative expenses increased 44 basis points from last year’s quarter primarily due to technology and other infrastructure related costs to support our business strategies, as well as higher costs related to our relocated corporate headquarters. Store payroll expenses decreased 16 basis points as a percentage of sales primarily due to maintaining store payroll at similar levels to last year’s quarter, despite the increase in sales in the current quarter compared to last year.
The 13 weeks ended August 1, 2009 included $5.8 million of merger and integration costs. These costs are related to the integration of Chick’s operations and include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance.
Pre-opening expenses decreased to $0.7 million for the quarter from $1.6 million for the 13 weeks ended August 1, 2009. Pre-opening expenses were for the opening of one new Dick’s store during the quarter compared to the opening of four new Dick’s stores during the 13 weeks ended August 1, 2009. Pre-opening expenses in any period may fluctuate depending on the timing and number of new stores that open in preceding and subsequent quarters.
Interest Expense
Interest expense was $3.5 million for the current quarter as compared to $1.1 million for the 13 weeks ended August 1, 2009. Interest expense for the 13 weeks ended July 31, 2010 includes $2.7 million related to rent payments under the Company’s financing lease for its relocated corporate headquarters building. Interest expense related to the Company’s other debt obligations decreased $0.3 million, primarily due to a decrease in average borrowings under the Credit Agreement. The Company did not make any borrowings under the Credit Agreement during the 13 weeks ended July 31, 2010.
Income Taxes
The Company’s effective tax rate was 38.61% for the 13 weeks ended July 31, 2010 as compared to 38.93% for the same period last year.

26 Weeks Ended July 31, 2010 Compared to the 26 Weeks Ended August 1, 2009
Net Income
Net income increased to $77.7 million and earnings per diluted share increased to $0.64 for the 26 weeks ended July 31, 2010 compared to net income of $49.1 million, or $0.42 per diluted share, for the 26 weeks ended August 1, 2009.
Net Sales
Net sales for the period increased 9.0% to $2,273.6 million, due primarily to a 6.8% increase in consolidated same store sales and the opening of new stores, partially offset by lower sales at Chick’s stores due to a liquidation event prior to their conversion to Dick’s stores in the same period last year.
The increase in consolidated same store sales was broad based, with increases in apparel, footwear, hardlines and golf.
Income from Operations
Income from operations increased to $135.1 million for the current period from $80.7 million for the 26 weeks ended August 1, 2009. The increase was primarily due to a $102.1 million increase in gross profit, partially offset by a $59.6 million increase in selling, general and administrative expenses. The 26 weeks ended August 1, 2009 included $10.1 million of merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit increased 18.2% to $662.4 million for the period from $560.3 million for the 26 weeks ended August 1, 2009. The 227 basis point increase is due primarily to a 167 basis point increase in merchandise margins that resulted from changes in sales mix at our Dick’s stores, a reduction in clearance activity at our Golf Galaxy stores and the inventory liquidation event at the Chick’s stores prior to their conversion to Dick’s stores in May 2009. Gross profit was further impacted by leverage of fixed occupancy (57 basis points) and freight and distribution (20 basis points) costs resulting primarily from the increase in consolidated same store sales compared to last year.
Selling, general and administrative expenses increased 12.8% to $524.5 million from $464.9 million for the 26 weeks ended August 1, 2009. Selling, general and administrative expenses increased as a percentage of net sales by 79 basis points due primarily to a 60 basis point increase in advertising expenses resulting from investments in marketing initiatives geared toward pursuing market share gains, which included the promotion of National Runner’s Month as well as the Company’s collaborative marketing initiative with adidas related to the adiZero shoe launch. Administrative expenses increased 38 basis points from last year’s period primarily due to higher costs related to our relocated corporate headquarters as well as technology and other infrastructure related costs to support our business strategies. Store payroll expenses decreased 28 basis points as a percentage of sales primarily due to maintaining store payroll at similar levels as last year’s period despite the increase in sales in the current period compared to last year’s period.
The 26 weeks ended August 1, 2009 include $10.1 million of merger and integration costs. These costs are related to the integration of Chick’s operations and include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance.
Pre-opening expenses decreased to $2.8 million for the current period from $4.6 million for the 26 weeks ended August 1, 2009. Pre-opening expenses in any period may fluctuate depending on the timing and number of new stores that open in preceding and subsequent quarters.
Interest Expense
Interest expense was $7.0 million for the current period as compared to $2.8 million for the 26 weeks ended August 1, 2009. Interest expense for the 26 weeks ended July 31, 2010 includes $5.4 million related to rent payments under the Company’s financing lease for its relocated corporate headquarters building. Interest expense related to the Company’s other debt obligations decreased $1.2 million, primarily due to a decrease in average borrowings under the Credit Agreement. The Company did not make any borrowings under the Credit Agreement during the 26 weeks ended July 31, 2010.
Income Taxes
The Company’s effective tax rate was 39.32% for the 26 weeks ended July 31, 2010 as compared to 37.84% for the same period last year. The effective tax rate for the 26 weeks ended August 1, 2009 reflected a $1.1 million reduction in income tax expense due to the resolution of an income tax audit for a prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	July 31,	August 1,
	2010	2009

Net cash provided by operating activities	$66,671	$143,673
Net cash used in investing activities	(55,737)	(30,122)
Net cash provided by (used in) financing activities	41,619	(137,160)
Effect of exchange rate changes on cash	5	87

Net increase (decrease) in cash and cash equivalents	$52,558	$(23,522)

Operating Activities
Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the third quarter pre-holiday inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with holiday sales and this inventory reduction, combined with proportionately higher net income, typically produces significant positive cash flow.
Cash flows from operating activities decreased $77.0 million for the 26 weeks ended July 31, 2010 compared to the same period last year. Operating cash flows related to changes in accounts payable decreased $74.0 million due to the Company’s inventory reduction efforts in the fourth quarter of fiscal 2008, which favorably affected fiscal 2009 cash flows.
Investing Activities
Cash used in investing activities for the 26 weeks ended July 31, 2010 increased by $25.6 million, to $55.7 million. The Company’s gross capital expenditures used $61.6 million during the current period compared to $52.0 million during the 26 weeks ended August 1, 2009, which related primarily to the opening of new stores, remodeling of existing locations, information systems and administrative facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $5.9 million in the 26 weeks ended July 31, 2010.
The Company opened six stores and remodeled three stores during the 26 weeks ended July 31, 2010 as compared to opening 14 stores during the 26 weeks ended August 1, 2009.
Financing Activities
Cash provided by financing activities for the 26 weeks ended July 31, 2010 totaled $41.6 million, primarily reflecting bank overdraft activity, proceeds from exercises of stock options and the excess tax benefit from stock-based compensation. The Company did not make any borrowings under the Credit Agreement during the period ending July 31, 2010. Cash used in financing activities for the 26 weeks ended August 1, 2009 totaled $137.2 million, primarily reflecting the Company’s purchase of its convertible notes of $172.5 million from the holders of the notes who exercised their right to cause the Company to purchase the notes. The Company used availability under the Credit Agreement to fund the purchase.
The Company’s liquidity and capital needs have generally been met by cash from operating activities and borrowings under the Credit Agreement, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement generally is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the liquidation value of the Company’s inventory, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate minus the applicable margin of 0.25% or (ii) the LIBOR rate plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on the level of total borrowings during the prior three months. The term of the Credit Agreement expires July 27, 2012.
There were no outstanding borrowings under the Credit Agreement as of July 31, 2010 or January 30, 2010. Total remaining borrowing capacity, after subtracting letters of credit, as of July 31, 2010 and January 30, 2010 was $418.2 million and $424.4 million, respectively.

The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of July 31, 2010, the Company was in compliance with the terms of the Credit Agreement.
Cash flows generated by operations and funds available under the Company’s Credit Agreement will be used to satisfy our capital requirements through fiscal 2010. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. The Company currently expects to open approximately 26 new Dick’s stores, relocate two Dick’s stores, open approximately two new Golf Galaxy stores and remodel approximately 11 Dick’s stores during fiscal 2010. The Company currently plans to lease all of its 2010 new stores. This level of store expansion is significantly lower than historical levels and is largely driven by the reduction in commercial real estate development. The Company currently anticipates receiving landlord allowances at 12 of its planned 2010 new and remodeled stores totaling approximately $18.9 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of store construction and the ability of landlords to satisfy their contractual obligations.
In January 2010, the Company moved into its new corporate headquarters building. The building is leased by the Company and has a purchase option exercisable by the Company at various times beginning in March 2012. The project has been financed by the developer except for any project scope changes requested by the Company. The Company does not anticipate any material changes to the project scope and therefore does not currently anticipate any material cash requirements in 2010 related to the new corporate headquarters building.
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
The Company currently believes that cash flows generated from operations and funds available under the Credit Agreement will be sufficient to satisfy our capital requirements through fiscal 2010. Other new business opportunities or store expansion rates substantially in excess of those previously planned may require additional funding.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet arrangements, contractual obligations and other commercial commitments as of July 31, 2010 primarily relate to operating lease obligations, future minimum guaranteed contractual payments, naming rights and other marketing commitments and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
During the second quarter of fiscal 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, the

Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report (July 31, 2010).
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies and procedures.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in a case that makes claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and New York law. The case was filed in May of 2005 in the U.S. District Court for the Western District of New York (Tamara Barrus v. Dick’s Sporting Goods, Inc. and Galyan’s Trading Company, Inc. (“Barrus”)). In their complaint, in addition to the unpaid wage and overtime allegations, plaintiffs seek liquidated damages, injunctive relief and attorneys’ fees and costs. In September 2006, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified a class for notice purposes under the FLSA, which the U.S. District Judge upheld. The parties and the court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007 and November 2008 and these attempts to resolve the case through mediation were unsuccessful. In December 2009, plaintiffs filed an amended complaint adding five individual defendants, claims for allegedly unpaid wages and overtime under the laws of thirty-five states, and claims under the Employee Retirement Income Security Act (“ERISA”) and Racketeer Influenced and Corrupt Organizations Act (“RICO”). In August 2010, the court dismissed plaintiffs’ state law claims (except those arising under New York law), ERISA claims and RICO claims. We currently believe that this case should not be permitted to proceed as a class action, and the Company continues to vigorously defend this case.
In addition to the above matters, various claims and lawsuits arising in the normal course of business are pending against us. These proceedings primarily relate to commercial, intellectual property, real estate and employment matters. The outcome of these proceedings cannot be predicted with certainty and some of these proceedings may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, we do not believe that the outcome of these other proceedings will have a material adverse effect on our consolidated financial position, liquidity or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010 as filed with the Securities and Exchange Commission on March 18, 2010, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report, which is incorporated herein by reference.
ITEM 4. REMOVED AND RESERVED
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 20 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 27, 2010 on its behalf by the undersigned thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK

Edward W. Stack Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN

Timothy E. Kullman Executive Vice President — Finance, Administration, Chief Financial Officer (principal financial officer)

By:	/s/ JOSEPH R. OLIVER

Joseph R. Oliver Senior Vice President — Chief Accounting Officer and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Ninth Amendment to the Second Amended and Restated Credit Agreement, dated December 21, 2009	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 27, 2010 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of August 27, 2010 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 27, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of August 27, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.
The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.