Form 10-Q
period 2010-10-30
DICKS SPORTING GOODS INC
filed 2010-11-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2010
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 17, 2010 was 91,658,187 and 24,960,870, respectively.

INDEX TO FORM 10-Q

Page Number
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 4. Removed and Reserved	19
Item 6. Exhibits	19

SIGNATURES	20

INDEX TO EXHIBITS	21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$1,078,984	$989,816	$3,352,579	$3,076,245

Cost of goods sold, including occupancy and distribution costs	771,913	722,985	2,383,142	2,249,091

GROSS PROFIT	307,071	266,831	969,437	827,154

Selling, general and administrative expenses	272,467	230,430	796,988	695,298
Merger and integration costs	—	—	—	10,113
Pre-opening expenses	6,396	4,645	9,191	9,243

INCOME FROM OPERATIONS	28,208	31,756	163,258	112,500

Interest expense	3,518	878	10,528	3,636
Other income	(1,177)	(705)	(1,220)	(1,782)

INCOME BEFORE INCOME TAXES	25,867	31,583	153,950	110,646

Provision for income taxes	9,004	12,729	59,362	42,646

NET INCOME	$16,863	$18,854	$94,588	$68,000

EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.17	$0.82	$0.60
Diluted	$0.14	$0.16	$0.78	$0.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	116,024	113,266	115,665	112,699
Diluted	121,408	118,704	120,945	117,385
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	October 30,	January 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,446	$225,611
Accounts receivable, net	66,321	35,435
Income taxes receivable	26,263	8,420
Inventories, net	1,162,152	895,776
Prepaid expenses and other current assets	59,687	57,119
Deferred income taxes	14,611	—

Total current assets	1,488,480	1,222,361

Property and equipment, net	693,003	662,304
Intangible assets, net	47,308	47,557
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	52,375	66,089
Investments	11,673	10,880
Other	58,423	35,548

Total other assets	122,471	112,517

TOTAL ASSETS	$2,551,856	$2,245,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$609,099	$431,366
Accrued expenses	252,203	246,414
Deferred revenue and other liabilities	79,174	108,230
Income taxes payable	—	8,687
Current portion of other long-term debt and leasing obligations	978	978

Total current liabilities	941,454	795,675

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Other long-term debt and leasing obligations	145,949	141,265
Deferred revenue and other liabilities	242,232	225,166

Total long-term liabilities	388,181	366,431

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	915	898
Class B common stock	250	250
Additional paid-in capital	570,774	526,715
Retained earnings	642,979	548,391
Accumulated other comprehensive income	7,303	6,973

Total stockholders’ equity	1,222,221	1,083,227

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,551,856	$2,245,333

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
NET INCOME	$16,863	$18,854	$94,588	$68,000
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities, net of tax	590	2,257	324	4,185
Foreign currency translation adjustment, net of tax	1	24	6	111

COMPREHENSIVE INCOME	$17,454	$21,135	$94,918	$72,296

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 30, 2010	89,772,740	$898	25,035,870	$250	$526,715	$548,391	$6,973	$1,083,227
Exchange of Class B common stock for common stock	75,000	—	(75,000)	—	—	—	—	—
Exercise of stock options	1,681,728	17	—	—	19,227	—	—	19,244
Net income	—	—	—	—	—	94,588	—	94,588
Stock-based compensation	—	—	—	—	17,933	—	—	17,933
Total tax benefit from exercise of stock options	—	—	—	—	6,899	—	—	6,899
Foreign currency translation adjustment, net of taxes of $4	—	—	—	—	—	—	6	6
Unrealized gain on securities available-for-sale, net of taxes of $192	—	—	—	—	—	—	324	324

BALANCE, October 30, 2010	91,529,468	$915	24,960,870	$250	$570,774	$642,979	$7,303	$1,222,221

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 30,	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,588	$68,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	80,311	75,959
Amortization of convertible note discount	—	321
Deferred income taxes	(1,313)	(12,078)
Stock-based compensation	17,933	16,168
Excess tax benefit from stock-based compensation	(7,676)	(14,333)
Tax benefit from exercise of stock options	693	1,241
Other non-cash items	1,162	1,202
Changes in assets and liabilities:
Accounts receivable	(10,454)	7,021
Inventories	(266,376)	(248,547)
Prepaid expenses and other assets	(22,404)	(15,616)
Accounts payable	145,891	231,704
Accrued expenses	(12,975)	8,461
Income taxes receivable / payable	(20,519)	(5,543)
Deferred construction allowances	4,973	8,846
Deferred revenue and other liabilities	(21,349)	(26,938)

Net cash (used in) provided by operating activities	(17,515)	95,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(117,452)	(87,814)
Proceeds from sale-leaseback transactions	10,731	23,538

Net cash used in investing activities	(106,721)	(64,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	—	62,647
Payments of convertible notes	—	(172,500)
Payments on other long-term debt and leasing obligations	(697)	(2,322)
Construction allowance receipts	—	7,022
Proceeds from sale of common stock under employee stock purchase plan	—	1,199
Proceeds from exercise of stock options	19,244	8,198
Excess tax benefit from stock-based compensation	7,676	14,333
Increase in bank overdraft	31,842	14,577

Net cash provided by (used in) financing activities	58,065	(66,846)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	111

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,165)	(35,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	225,611	74,837

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,446	$39,694

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$—	$87,642
Accrued property and equipment	$18,764	$(3,469)
Cash paid for interest	$9,287	$3,928
Cash paid for income taxes	$80,597	$60,768
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods equipment, footwear and apparel through its 516 stores, the majority of which are located throughout the eastern half of the United States. Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s,” “we,” “us,” “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial statements are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 2010 as filed with the Securities and Exchange Commission on March 18, 2010. Operating results for the 13 and 39 weeks ended October 30, 2010 are not necessarily indicative of the results that may be expected for the year ending January 29, 2011 or any other period.
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
The following table summarizes the activity in fiscal 2010 and 2009 (in thousands):

	39 Weeks Ended
	October 30,	October 31,
	2010	2009

Accrued store closing and relocation reserves, beginning of period	$35,716	$44,621
Expense charged to earnings	19,386	1,668
Cash payments	(8,192)	(11,815)
Interest accretion and other changes in assumptions	120	(4,161)

Accrued store closing and relocation reserves, end of period	47,030	30,313
Less: current portion of accrued store closing and relocation reserves	(14,913)	(7,304)

Long-term portion of accrued store closing and relocation reserves	$32,117	$23,009

The Company recorded $16.4 million of expenses related to the closure of 12 underperforming Golf Galaxy stores in the third quarter of fiscal 2010. These expenses are reflected as part of selling, general and administrative expenses on the unaudited consolidated statements of income.
The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities on the unaudited consolidated balance sheets.

4. Earnings per Share
The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus the incremental number of shares that would be outstanding assuming exercise of dilutive stock options and warrants or the vesting of restricted stock during the period. The number of incremental shares from such activity is calculated by applying the treasury stock method. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net income	$16,863	$18,854	$94,588	$68,000

Weighted average common shares outstanding (for basic calculation)	116,024	113,266	115,665	112,699
Dilutive effect of outstanding common stock options, restricted stock and warrants	5,384	5,438	5,280	4,686

Weighted average common shares outstanding (for diluted calculation)	121,408	118,704	120,945	117,385

Net earnings per common share — basic	$0.15	$0.17	$0.82	$0.60
Net earnings per common share — diluted	$0.14	$0.16	$0.78	$0.58
Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 13 weeks ended October 30, 2010 and October 31, 2009 were 3.7 million and 4.0 million, respectively. Anti-dilutive options and restricted stock excluded from the calculation of earnings per share for the 39 weeks ended October 30, 2010 and October 31, 2009 were 4.2 million and 7.2 million, respectively.
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
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2010 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:
•	The current economic and financial downturn may cause a continued decline in consumer spending;

•	Changes in macroeconomic factors and market conditions, including the housing market and fuel costs, that impact the level of consumer spending for the types of merchandise sold by the Company;

•	Changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular;

•	Our quarterly operating results and same store sales may fluctuate substantially;

•	Potential volatility in our stock price;

•	Our ability to access adequate capital and the tightening of availability and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets;

•	The intense competition in the sporting goods industry and actions by our competitors;

•	The current financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations;

•	The availability of retail store sites on terms acceptable to us, the cost of real estate and other items related to our stores, our inability to manage our growth, open new stores on a timely basis and expand successfully in new and existing markets;

•	Changes in consumer demand;

•	Unauthorized disclosure of sensitive, personal or confidential information;

•	Risks and costs relating to product liability claims and the availability of sufficient insurance coverage relating to those claims and risks relating to the regulation of the products we sell, such as hunting rifles and ammunition;

•	Our relationships with our suppliers, vendors, distributors, manufacturers and the impact of the current economic and financial downturn on their ability to maintain their inventory and production levels and provide us with sufficient quantities of products at acceptable prices, all of which could adversely affect our supply chain, and risks associated with relying on foreign sources of production;

•	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

•	Currency exchange rate fluctuations;

•	Costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor and the sale of consumer products;

•	Risks relating to e-commerce;

•	Risks relating to problems with or disruption of our current management information systems;

•	Any serious disruption at our distribution facilities;

•	The seasonality of our business;

•	Regional risks because our stores are generally concentrated in the eastern half of the United States;

•	The outcome of litigation or other legal actions against us;

•	Risks relating to operational and financial restrictions imposed by our senior secured revolving credit agreement;

•	Factors associated with our pursuit of strategic acquisitions and risks, costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

•	Our ability to meet our labor needs;

•	We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

•	Risks related to the economic impact or the effect on the U.S. retail environment relating to instability and conflict in the Middle East or elsewhere;

•	Various risks associated with our exclusive brand offerings;

•	Our current anti-takeover provisions could prevent or delay a change-in-control of the Company;

•	Impairment in the carrying value of goodwill or other acquired intangibles;

•	Changes in our business strategies; and

•	Other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 30, 2010.
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
As of October 30, 2010, we operated 437 Dick’s Sporting Goods stores in 42 states and 79 Golf Galaxy stores in 29 states, with approximately 25.6 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States. Additionally, the Company operates e-commerce operations for both Dick’s and Golf Galaxy.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings typically are greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
The primary factors that have historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, its positive same store sales, and its strong gross profit margins. In the last five years, the Company has grown from 255 stores as of October 29, 2005 to 516 stores as of October 30, 2010, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting the current economic conditions.
In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Consolidated same store sales performance – For the 39 weeks ended October 30, 2010, the Company’s consolidated same store sales increased 6.2% compared to a 3.0% decrease during the same period in fiscal 2009. The consolidated same store sales calculation for the 39 weeks ended October 30, 2010 includes Dick’s Sporting Goods stores, Golf Galaxy and the Company’s e-commerce business. The consolidated same store sales calculation for the 39 weeks ended October 31, 2009 included Dick’s Sporting Goods stores and Golf Galaxy stores only. The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion program to an ultimate goal of at least 900 Dick’s locations across the United States.

•	Operating cash flow – Net cash used in operations totaled $17.5 million in the 39 weeks ended October 30, 2010, while the Company generated $95.9 million during the same period in fiscal 2009. See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time.

•	Quality of merchandise offerings – To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Store productivity – In order to assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow. New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.

CRITICAL ACCOUNTING POLICIES
As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the quarterly period ended October 30, 2010.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
Net income for the current quarter totaled $16.9 million, or $0.14 per diluted share, as compared to net income of $18.9 million, or $0.16 per diluted share, for the 13 weeks ended October 31, 2009.
The Company closed 12 underperforming Golf Galaxy stores in the current quarter. The poor performance of these stores was primarily a function of inadequate real estate locations, sites that were too expensive or a combination of both. The Company continues to evaluate and refine the preferred location, size and format of its Golf Galaxy stores. The Company continues to believe there is long term growth potential in the golf business and believes the Golf Galaxy acquisition has provided the Company with significant leverage with its vendor partners and provides us the opportunity to capture market share in the premium golf business as this niche of the market continues to consolidate. We anticipate that the closure of the 12 underperforming stores will be accretive to the Company’s future operating results. Net income for the current quarter includes expenses relating to future lease payments and asset impairment charges resulting from the 12 Golf Galaxy store closures of approximately $9.8 million, net of tax, or $0.08 per diluted share.
Net sales for the current quarter increased 9.0% to $1,079.0 million from the 13 weeks ended October 31, 2009, due primarily to a 5.1% increase in consolidated same store sales and the opening of new stores.
As a percentage of net sales, gross profit increased 150 basis points to 28.46% for the quarter, due primarily to higher merchandise margins that were impacted by changes in sales mix at our Dick’s stores and leverage of fixed occupancy costs resulting from the increase in consolidated same store sales compared to last year’s quarter.
We ended the third quarter of fiscal 2010 with no outstanding borrowings under our Second Amended and Restated Credit Agreement (the “Credit Agreement”). There were no outstanding borrowings under the Credit Agreement as of January 30, 2010.
The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended			39 Weeks Ended
	October 30, 2010			October 31, 2009
	Dick’s Sporting			Dick’s Sporting		Chick’s Sporting
	Goods	Golf Galaxy	Total	Goods	Golf Galaxy	Goods (1)	Total
Beginning stores	419	91	510	384	89	14	487
Q1 New	5	—	5	9	1	—	10
Q2 New	1	—	1	4	—	—	4
Q3 New	12	—	12	11	—	—	11

	437	91	528	408	90	14	512

Closed	—	(12)	(12)	—	—	(2)	(2)
Converted	—	—	—	12	1	(12)	1

Ending stores	437	79	516	420	91	—	511

Relocated stores	1	—	1	1	—	—	1

Remodeled stores	11	—	11	—	—	—	—

(1)	Chick’s Sporting Goods (“Chick’s”) stores were subsequently converted to Dick’s stores in the second quarter of fiscal 2009.

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	October 30,	October 31,	from Prior Year
	2010 (1)	2009	2009-2010 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.54	73.04	(150)

Gross profit	28.46	26.96	150
Selling, general and administrative expenses (4)	25.25	23.28	197
Pre-opening expenses (6)	0.59	0.47	12

Income from operations	2.61	3.21	(60)
Interest expense (7)	0.33	0.09	24
Other income (8)	(0.11)	(0.07)	(4)

Income before income taxes	2.40	3.19	(79)
Provision for income taxes	0.83	1.29	(46)

Net income	1.56%	1.90%	(34)

Other Data:
Consolidated same store net sales increase (9)	5.1%	1.9%
Number of stores at end of period	516	511
Total square feet at end of period	25,555,505	24,863,999

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	October 30,	October 31,	from Prior Year
	2010 (1)	2009	2009-2010 (1)
Net sales (2)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (3)	71.08	73.11	(203)

Gross profit	28.92	26.89	203
Selling, general and administrative expenses (4)	23.77	22.60	117
Merger and integration costs (5)	—	0.33	(33)
Pre-opening expenses (6)	0.27	0.30	(3)

Income from operations	4.87	3.66	121
Interest expense (7)	0.31	0.12	19
Other income (8)	(0.04)	(0.06)	2

Income before income taxes	4.59	3.60	99
Provision for income taxes	1.77	1.39	38

Net income	2.82%	2.21%	61

Other Data:
Consolidated same store net sales increase (decrease) (9)	6.2%	-3.0%
Number of stores at end of period	516	511
Total square feet at end of period	25,555,505	24,863,999

(1)	Column does not add due to rounding.

(2)	Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from e-commerce sales is recognized upon shipment of merchandise and any service related revenue primarily as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively, the “cards”) are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(3)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(4)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses, stock-based compensation expense and all expenses associated with operating the Company’s corporate headquarters. Selling, general and administrative expenses for the fiscal quarter ended October 30, 2010 also include expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores.

(5)	Merger and integration costs primarily relate to the integration of Chick’s operations and include duplicative administrative costs, management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores.

(6)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening.

(7)	Interest expense results primarily from rent payments under the Company’s financing lease obligation for its relocated corporate headquarters and interest on borrowings under the Credit Agreement.

(8)	Other income results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

(9)	Same store sales begin in a store’s 14th full month of operations after its grand opening. Same store sales are for stores that opened at least 13 months prior to the beginning of the period noted. Stores that were relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base after its 14th full month of operations at that new location.
13 Weeks Ended October 30, 2010 Compared to the 13 Weeks Ended October 31, 2009
Net Income
Net income for the current quarter totaled $16.9 million, or $0.14 per diluted share, as compared to net income of $18.9 million, or $0.16 per diluted share, for the 13 weeks ended October 31, 2009. Net income for the current quarter includes expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per diluted share.
Net Sales
Net sales for the current quarter increased 9.0% to $1,079.0 million from the 13 weeks ended October 31, 2009, due primarily to a 5.1% increase in consolidated same store sales and the opening of new stores. The consolidated same store sales calculation for the 13 weeks ended October 30, 2010 includes Dick’s Sporting Goods stores, Golf Galaxy and the Company’s e-commerce business. The consolidated same store sales calculation for the 13 weeks ended October 31, 2009 included Dick’s Sporting Goods stores and Golf Galaxy stores only. The 5.1% consolidated same store sales increase consisted of a 3.8% increase in Dick’s Sporting Goods stores, a 2.4% increase in Golf Galaxy and an 82.4% increase in e-commerce. The inclusion of the e-commerce business resulted in an increase of approximately 140 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended October 30, 2010.
The increase in consolidated same store sales was broad based, with increases in hardlines, footwear, apparel and golf. The consolidated same store sales increase was driven primarily by an increase in transactions of approximately 5.2% and a decrease of approximately 1.4% in sales per transaction at Dick’s stores. Every 1% change in consolidated same store sales would have impacted earnings before income taxes for the 13 weeks ended October 30, 2010 by approximately $3 million.

Income from Operations
Income from operations decreased to $28.2 million for the current quarter from $31.8 million for the 13 weeks ended October 31, 2009. The decrease was primarily due to a $42.1 million increase in selling, general and administrative expenses and a $1.8 million increase in pre-opening expenses, partially offset by a $40.3 million increase in gross profit.
Gross profit increased 15.1% to $307.1 million for the current quarter from $266.8 million for the 13 weeks ended October 31, 2009. The 150 basis point increase is due primarily to a 128 basis point increase in merchandise margins, which were impacted by changes in sales mix at our Dick’s stores, a 19% reduction in clearance inventory levels at the end of the current quarter compared to the same period last year and leverage of fixed occupancy costs resulting from the increase in consolidated same store sales compared to last year’s quarter.
Selling, general and administrative expenses increased 18.3% to $272.5 million for the current quarter from $230.4 million for the 13 weeks ended October 31, 2009. Selling, general and administrative expenses increased as a percentage of net sales by 197 basis points. The Company recognized expenses totaling $16.4 million during the current quarter relating to future lease payments and asset impairment charges resulting from the Golf Galaxy store closures, which contributed 151 basis points to the total increase. Administrative expenses increased 51 basis points as a percentage of sales from last year’s quarter primarily due to technology and other infrastructure related costs to support our business strategies, as well as higher costs related to our relocated corporate headquarters. Store payroll expenses decreased 10 basis points as a percentage of sales, primarily due to maintaining store payroll at similar levels to last year’s quarter, despite the increase in sales in the current quarter compared to last year.
Pre-opening expenses increased to $6.4 million for the quarter from $4.6 million for the 13 weeks ended October 31, 2009. The Company opened 12 new Dick’s stores during the quarter compared to the opening of 11 new Dick’s stores during the 13 weeks ended October 31, 2009. The Company also opened eight new Dick’s stores and two new Golf Galaxy stores during the first week of its fourth fiscal quarter, further contributing to higher pre-opening expenses during the 13 weeks ended October 30, 2010. Pre-opening expenses in any period may fluctuate depending on the timing and number of new stores that open in preceding and subsequent quarters.
Interest Expense
Interest expense was $3.5 million for the current quarter as compared to $0.9 million for the 13 weeks ended October 31, 2009. Interest expense for the 13 weeks ended October 30, 2010 includes $2.7 million related to rent payments under the Company’s financing lease for its relocated corporate headquarters building. Interest expense related to the Company’s other debt obligations decreased $0.1 million, primarily due to a decrease in average borrowings under the Credit Agreement. The Company did not make any borrowings under the Credit Agreement during the 13 weeks ended October 30, 2010.
Income Taxes
The Company’s effective tax rate was 34.81% for the 13 weeks ended October 30, 2010 as compared to 40.30% for the same period last year. The effective tax rate for the 13 weeks ended October 30, 2010 reflects the Company’s efforts to simplify the organization of its tax entities.
39 Weeks Ended October 30, 2010 Compared to the 39 Weeks Ended October 31, 2009
Net Income
Net income increased to $94.6 million and earnings per diluted share increased to $0.78 for the 39 weeks ended October 30, 2010 compared to net income of $68.0 million, or $0.58 per diluted share, for the 39 weeks ended October 31, 2009. Net income for the 13 weeks ended October 30, 2010 includes expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per share. Net income for the 13 weeks ended October 31, 2009 includes approximately $6.1 million of merger and integration costs, net of tax, or $0.05 per share.
Net Sales
Net sales for the period increased 9.0% to $3,352.6 million, due primarily to a 6.2% increase in consolidated same store sales and the opening of new stores, partially offset by lower sales at Chick’s stores due to an inventory liquidation event prior to their conversion to Dick’s stores in the same period last year. The consolidated same store sales calculation for the 39 weeks ended October 30, 2010 includes Dick’s Sporting Goods stores, Golf Galaxy and the Company’s e-commerce business. The consolidated same store sales calculation for the 39 weeks ended October 31, 2009 included Dick’s Sporting Goods stores and Golf Galaxy stores only. The 6.2% consolidated same store sales increase consisted of a 5.6% increase in Dick’s Sporting Goods stores, a 5.7% increase in Golf Galaxy and a 39.6% increase in e-commerce. The inclusion of the e-commerce business resulted in an increase of approximately 60 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended October 30, 2010.
The increase in consolidated same store sales was broad based, with increases in apparel, footwear, hardlines and golf.
Income from Operations
Income from operations increased to $163.3 million for the current period from $112.5 million for the 39 weeks ended October 31, 2009. The increase was primarily due to a $142.2 million increase in gross profit, partially offset by a $101.7 million increase in selling, general and administrative expenses. The 39 weeks ended October 31, 2009 included $10.1 million of merger and integration costs incurred in consolidating Chick’s with the Company’s pre-existing business.
Gross profit increased 17.2% to $969.4 million for the period from $827.2 million for the 39 weeks ended October 31, 2009. The 203 basis point increase is due primarily to a 154 basis point increase in merchandise margins that resulted from changes in sales mix at our Dick’s stores, a reduction in clearance activity at our Golf Galaxy stores and the inventory liquidation event at the Chick’s stores prior to their conversion to Dick’s stores in May 2009. Gross profit was further impacted by the leverage of fixed occupancy and freight and distribution costs resulting primarily from the increase in consolidated same store sales compared to last year.
Selling, general and administrative expenses increased 14.6% to $797.0 million from $695.3 million for the 39 weeks ended October 31, 2009. Selling, general and administrative expenses increased as a percentage of net sales by 117 basis points. The Company recognized expenses totaling $16.4 million during the current year period relating to future lease payments and asset impairment charges resulting from the Golf Galaxy store closures, contributing 49 basis points to the total increase. Administrative expenses increased 42 basis points from last year’s period primarily due to higher costs related to our relocated corporate headquarters as well as technology and other infrastructure related costs to support our business strategies. Advertising expenses increased 42 basis points, resulting from investments in marketing initiatives geared toward pursuing market share gains, which included the promotion of National Runner’s Month as well as the Company’s collaborative marketing initiative with adidas related to the adiZero shoe launch. Store payroll expenses decreased 22 basis points as a percentage of sales primarily due to maintaining store payroll at levels similar to last year’s period despite the increase in sales in the current period compared to last year’s period.
The 39 weeks ended October 31, 2009 included $10.1 million of merger and integration costs. These costs were related to the integration of Chick’s operations and included duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores and severance.
Interest Expense
Interest expense was $10.5 million for the current period as compared to $3.6 million for the 39 weeks ended October 31, 2009. Interest expense for the 39 weeks ended October 30, 2010 includes $8.0 million related to rent payments under the Company’s financing lease for its relocated corporate headquarters building. Interest expense related to the Company’s other debt obligations decreased $1.1 million, primarily due to a decrease in average borrowings under the Credit Agreement. The Company did not make any borrowings under the Credit Agreement during the 39 weeks ended October 30, 2010.
Income Taxes
The Company’s effective tax rate was 38.56% for the 39 weeks ended October 30, 2010 as compared to 38.54% for the same period last year.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 30,	October 31,
	2010	2009
Net cash (used in) provided by operating activities	$(17,515)	$95,868
Net cash used in investing activities	(106,721)	(64,276)
Net cash provided by (used in) financing activities	58,065	(66,846)
Effect of exchange rate changes on cash	6	111

Net decrease in cash and cash equivalents	$(66,165)	$(35,143)

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
Cash flows from operating activities decreased $113.4 million for the 39 weeks ended October 30, 2010 compared to the same period last year. Operating cash flows related to changes in inventory and accounts payable decreased $103.6 million due to the Company’s inventory reduction efforts in the fourth quarter of fiscal 2008, which favorably affected fiscal 2009 cash flows. Higher income tax payments in the 39 weeks ended October 30, 2010 impacted the Company’s operating cash flows by $15.0 million compared to the same period in fiscal 2009, reflecting the Company’s increase in taxable income.
Investing Activities
Cash used in investing activities for the 39 weeks ended October 30, 2010 increased by $42.4 million, to $106.7 million. The Company’s gross capital expenditures used $117.5 million during the current period compared to $87.8 million during the 39 weeks ended October 31, 2009, which related primarily to the opening of new stores, remodeling of existing locations, information systems and administrative facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $10.7 million in the 39 weeks ended October 30, 2010.
The Company opened 18 stores, remodeled 11 stores and relocated one store during the 39 weeks ended October 30, 2010 as compared to opening 25 stores and relocating one store during the 39 weeks ended October 31, 2009. The Company also opened eight new Dick’s stores and two new Golf Galaxy stores during the first week of its fiscal fourth quarter, which further impacted the Company’s capital expenditures for the 39 weeks ended October 30, 2010.
Financing Activities
Cash provided by financing activities for the 39 weeks ended October 30, 2010 totaled $58.1 million, primarily reflecting bank overdraft activity, proceeds from exercises of stock options and the excess tax benefit from stock-based compensation. The Company did not make any borrowings under the Credit Agreement during the 39 weeks ended October 30, 2010. Cash used in financing activities for the 39 weeks ended October 31, 2009 totaled $66.8 million, primarily reflecting the Company’s purchase of its convertible notes of $172.5 million from the holders of the notes who exercised their right to cause the Company to purchase the notes. The Company used availability under the Credit Agreement to fund the purchase, which impacted the Company’s $62.6 million increase in borrowings for the 39 weeks ended October 31, 2009.
The Company’s liquidity and capital needs have generally been met by cash from operating activities and borrowings under the Credit Agreement, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement generally is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the liquidation value of the Company’s inventory, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate minus the applicable margin of 0.25% or (ii) the LIBOR rate plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on average availability during the prior three months. The term of the Credit Agreement expires July 27, 2012.
There were no outstanding borrowings under the Credit Agreement as of October 30, 2010 or January 30, 2010. Total remaining borrowing capacity, after subtracting letters of credit, as of October 30, 2010 and January 30, 2010 was $416.1 million and $424.4 million, respectively.

The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to pay cash dividends or make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in certain lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of October 30, 2010, the Company was in compliance with the terms of the Credit Agreement.
Cash flows generated by operations and funds available under the Company’s Credit Agreement will be used to satisfy our capital requirements through fiscal 2010. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling and relocation of existing stores, enhanced information technology and improved distribution infrastructure. The Company expects to open 26 new Dick’s stores, relocate two Dick’s stores, open two new Golf Galaxy stores and remodel 12 Dick’s stores during fiscal 2010. The Company plans to lease all of its 2010 new stores. This level of store expansion is significantly lower than historical levels and is largely driven by the reduction in commercial real estate development. The Company currently anticipates receiving landlord allowances at 13 of its planned 2010 new and remodeled stores totaling approximately $19.8 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of store construction and the ability of landlords to satisfy their contractual obligations.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet arrangements, contractual obligations and other commercial commitments as of October 30, 2010 primarily relate to operating lease obligations, future minimum guaranteed contractual payments, naming rights and other marketing commitments and letters of credit. The Company has excluded these items from the consolidated balance sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
During the third quarter of fiscal 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management and the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report (October 30, 2010).

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
In September 2010, following the dismissal of the state law claims in Barrus (except those arising under New York law), state wage and hour class action complaints were filed against the Company in Connecticut, Minnesota, Illinois, Ohio, Missouri, Delaware, Indiana, Kansas, Pennsylvania, Michigan, Nebraska, New Jersey, South Carolina, Maryland, Vermont, North Carolina, Maine, Tennessee, West Virginia, Colorado, Florida and Massachusetts. In these actions, plaintiffs assert claims similar to those in the Barrus case and plaintiffs are seeking remedies that include (to the extent applicable in each state) injunctive relief, unpaid wages (including fringe benefits), liquidated damages, attorneys’ fees, expenses, expert fees and an award of interest.
We currently believe that none of the cases referenced above should be permitted to proceed as a class action, and the Company is vigorously defending these cases.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2010 as filed with the Securities and Exchange Commission on March 18, 2010, which could materially affect our business, financial condition, financial results or future performance. Reference is also made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report, which is incorporated herein by reference.
ITEM 4. REMOVED AND RESERVED
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 21 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 23, 2010 on its behalf by the undersigned thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK

Edward W. Stack Chairman of the Board, Chief Executive Officer and Director

By:	/s/ TIMOTHY E. KULLMAN

Timothy E. Kullman Executive Vice President — Finance, Administration, Chief Financial Officer (principal financial officer)

By:	/s/ JOSEPH R. OLIVER

Joseph R. Oliver Senior Vice President — Chief Accounting Officer and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Tenth Amendment to the Second Amended and Restated Credit Agreement, dated September 27, 2010	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on October 1, 2010

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 23, 2010 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 23, 2010 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 23, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 23, 2010 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.
The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.