Form 10-K
period 2011-01-29
DICKS SPORTING GOODS INC
filed 2011-03-18
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,389,889,293 as of July 30, 2010 based upon the closing price of the registrant’s common stock on the New York Stock Exchange reported for July 30, 2010.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 11, 2011 was 94,093,897 and 24,960,870, respectively.
Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 2, 2011 (the “2010 Proxy Statement”).

Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, our financial condition or other “forward-looking” information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings and operations, inventory, private brand products, our actions, plans or strategies.
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2011 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:
▪	Continuation of the recent economic and financial downturn may cause a continued decline in consumer spending, and other changes in macroeconomic factors or market conditions, including the housing market and fuel costs, may adversely impact the level of consumer spending for the types of merchandise we sell;
▪	Changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular;
▪	Our quarterly operating results and same store sales may fluctuate substantially;
▪	Potential volatility in our stock price;
▪	Our ability to access adequate capital, which may be affected by a tightening of availability or higher borrowing costs resulting from uncertainty in financial markets or by restrictions imposed under our senior secured revolving credit agreement;
▪	The intense competition in the sporting goods industry;
▪	The recent financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations and affect our ability to grow our number of stores; further, a lack of available retail store sites on terms acceptable to us, an increase in the cost of real estate and other items related to our stores or our inability to manage our growth, open new stores on a timely basis or expand successfully in new and existing markets could negatively impact our business;
▪	Changes in consumer demand;
▪	Unauthorized disclosure of sensitive, personal or confidential information;
▪	Disruptions in our or our vendors’ supply chain, including as a result of political instability, foreign trade issues, the impact of the recent economic or financial downturn on distributors or other reasons;
▪	Our relationships with our vendors, including potential increases in the costs of their products and our ability to pass those cost increases on to our customers, their ability to maintain their inventory and production levels and their ability or willingness to provide us with sufficient quantities of products at acceptable prices;
▪	Factors that could negatively affect our private brand offerings, including fluctuations in the cost of products resulting from increases in raw material prices and other factors, reliance on foreign sources of production, compliance with government and industry safety standards, and intellectual property risks;
▪	Risks and costs relating to the products we sell, including: product liability claims and the availability of recourse to third parties, including under our insurance policies; product recalls; and the regulation of and other hazards associated with certain products we sell, such as hunting rifles and ammunition;
▪	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

▪	Costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor, employment and the sale of consumer products;
▪	Our ability to secure and protect our trademarks, patents and other intellectual property;
▪	Risks relating to operating as a multi-channel retailer, including the impact of rapid technological change, internet security and privacy issues, the threat of systems failure or inadequacy, increased or changing governmental regulation and increased competition;
▪	Disruption of or other problems with our current management information systems or software;
▪	Any serious disruption at our distribution facilities;
▪	The seasonality of our business;
▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;
▪	The outcome of litigation or other legal actions against us;
▪	Our pursuit of strategic acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;
▪	Our ability to meet our labor needs;
▪	Currency exchange rate fluctuations;
▪	We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;
▪	The impact on the U.S. retail environment of foreign instability and conflict;
▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪	Impairment in the carrying value of goodwill or other acquired intangibles.
The foregoing and additional risk factors are described in more detail herein under Item 1A. “Risk Factors”. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by the securities laws.
Investors should also be aware that while the Company does communicate with securities analysts, from time to time, such communications are conducted in accordance with applicable securities laws and investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.
In reviewing any agreements incorporated by reference in this Form 10-K, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.
PART I

ITEM 1.	BUSINESS
General
Dick’s Sporting Goods, Inc. (referred to as the “Company”, “Dick’s” or in the first person notations “we”, “us” and “our” unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment. We offer a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear that enhances our customers’ performance and enjoyment of their sports activities. Dick’s was founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father’s business full-time in 1977, and in 1984, became President and Chief Executive Officer of the then two store chain.

We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick’s Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at www.DicksSportingGoods.com. The information on our website does not constitute a part of this annual report. We include on our website, free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.
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
As of January 29, 2011, the Company operated 444 Dick’s Sporting Goods stores in 42 states and 81 Golf Galaxy stores in 30 states. Additionally, the Company operates e-commerce operations for both Dick’s and Golf Galaxy.
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
Broad Assortment of Brand Name Merchandise. We carry a wide variety of well-known brands, including Nike, The North Face, Columbia, adidas, TaylorMade, Callaway and Under Armour, as well as private brand products on an exclusive basis under names such as Slazenger, Maxfli, Field and Stream, adidas baseball, Fitness Gear, Walter Hagen, Nishiki, Umbro and Reebok. The breadth of our product selections in each category of sporting goods offers our customers a wide range of price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast.
Expertise and Service. We enhance our customers’ shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers’ Association of America (“PGA”) and Ladies Professional Golf Association (“LPGA”) working in our stores. As of January 29, 2011, we employed 502 PGA and LPGA professionals in our Dick’s golf departments and our Golf Galaxy stores. As of January 29, 2011, we also employed 526 bike mechanics to sell and service bicycles and 399 certified fitness trainers who provide advice on the best fitness equipment for our customers. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.
Interactive “Store-Within-A-Store”. Our Dick’s Sporting Goods stores typically contain five stand-alone specialty stores. We seek to create a distinct look and feel for each specialty department to heighten the customer’s interest in the products offered. A typical store has the following in-store specialty shops: (i) the Golf Pro Shop, which carries a full range of products featuring major golf suppliers such as TaylorMade, Callaway, Titleist, Cobra, FootJoy and Nike Golf as well as our exclusive brands, Walter Hagen, Maxfli and Slazenger. The Golf Pro Shop features a putting green, golf simulators and launch monitors as well as video monitors featuring golf tournaments and instruction on the Golf Channel or other sources; (ii) the Footwear Center, featuring hardwood floors, a track for testing athletic shoes and a bank of video monitors playing sporting events; (iii) the Fitness Center, providing an extensive selection of equipment for today’s most popular fitness activities, including a dedicated cycle shop designed to sell and service bikes, complete with a mechanics’ work area and equipment on the sales floor; (iv) the Lodge for the hunting and fishing outdoorsman, designed to have the look of an authentic bait and tackle shop; and

(v) Team Sports, a seasonal sports area displaying sports equipment and athletic apparel associated with specific seasonal sports, such as football and baseball. Our stores provide interactive opportunities by allowing customers to test golf clubs in our indoor driving range, shoot bows in our archery range, or run on our footwear track.
Our Golf Galaxy stores are designed to deliver our “Everything for the Game” strategy and create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added services. Interactive areas, such as an artificial bent grass putting green and golf simulators, add to the entertainment value of the shopping experience. Our store design and equipment displays encourage customers to test our products before making a purchase decision. Our highly visible service areas reinforce the expertise available from our staff.
Exclusive Brand Offerings. Our exclusive brands and styles offer exceptional value and quality to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable products. Our team designs and develops these brands to offer our customers differentiated assortments from our competitors. We have invested in a development and procurement staff that continually sources products targeted specifically to the needs of a Dick’s Sporting Goods and Golf Galaxy consumer. We offer products on an exclusive basis under various brands such as Maxfli, Field and Stream, Slazenger, Reebok, adidas baseball, Umbro, Walter Hagen, Fitness Gear, DBX, Tailgate Gear, Quest and Nishiki.
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
The following table sets forth the approximate percentage of sales attributable to the apparel, footwear and hardlines categories for the periods presented:

	Fiscal Year
Merchandise Category	2010	2009	2008
Apparel	28%	28%	30%
Footwear	18%	16%	16%
Hardlines (1)	54%	56%	54%

Total	100%	100%	100%

(1)	Includes items such as sporting goods equipment, fitness equipment, hunting and fishing gear and golf equipment.
Apparel
This category consists of athletic apparel, outerwear and sportswear designed for a broad range of activities and performance levels as well as apparel designed and fabricated for specific sports in men’s, women’s and children’s assortments. Technical and performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, hockey, swimming, cycling and licensed products. Basic sportswear includes T-shirts, shorts, sweat suits and warm-up suits.
Footwear
This category consists of athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleated shoes for baseball, football, soccer and lacrosse. Other important product lines within the footwear category include boots, socks and accessories.

Hardlines:
Exercise and Team Sports. This category consists of (i) fitness equipment including treadmills, elliptical trainers, stationary bicycles, home gyms, free weights and weight benches, (ii) equipment and accessories for team sports such as football, baseball, softball, basketball, hockey, soccer, bowling and lacrosse and (iii) family recreation offerings, including lawn games and table games such as ping-pong, foosball and air hockey.
Outdoor Recreation. This category consists of equipment for hunting, fishing, camping and water sports. Hunting products include rifles, shotguns, ammunition, global positioning systems, hunting apparel, optics including binoculars and scopes, knives and cutlery, archery equipment and accessories. Fishing gear includes rods, reels, tackle and accessories. Camping equipment includes tents, sleeping bags and other accessories. Equipment offerings for marine and water sports include navigational electronics, water skis, rafts, kayaks, canoes and accessories.
Golf. This category consists of golf clubs and club sets, bags, balls, teaching aids and accessories in addition to a complete range of expert golf services, including custom club fitting, club repair, grip installation and shaft installation for drivers, irons and putters.
Cycling. Our Cycle Shop, which is designed to sell and service bicycles, complete with a mechanics’ work area, features a broad selection of BMX, all-terrain, freestyle and touring bicycles, scooters and skateboards. In addition, we also offer a full range of cycling accessories including helmets, bicycle carrier racks, gloves, water bottles and repair and maintenance parts.
Our Stores
Each of our Dick’s stores typically contains five stand-alone specialty stores. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy stores are designed to deliver our “Everything for the Game” strategy and create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added services.
Store Design
We design our Dick’s stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is a single-level store of approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. We also have a prototype two-level store of approximately 75,000 square feet for those trade areas that have sufficient in-profile customers to support it. Our Golf Galaxy store model is based on a prototype store, which generally ranges from 13,000 to 18,000 of selling square feet. The following table summarizes store openings and closings for 2010 and 2009:

	Fiscal 2010			Fiscal 2009
						Chick’s
		Golf			Golf	Sporting
	Dick’s	Galaxy	Total	Dick’s	Galaxy	Goods	Total
Beginning stores	419	91	510	384	89	14	487
New:
Single-level stores	26	—	26	21	—	—	21
Two-level stores	—	—	—	3	—	—	3
Golf Galaxy stores	—	2	2	—	1	—	1

Total new stores	26	2	28	24	1	—	25
Converted stores	—	—	—	12	1	(12)	1
Closed stores	(1)	(12)	(13)	(1)	—	(2)	(3)

Ending stores	444	81	525	419	91	—	510

Remodeled stores	12	—	12	—	—	—	—
Relocated stores	2	—	2	1	—	—	1

In most of our Dick’s stores, approximately 83% of store space is used for selling and approximately 17% is used for backroom storage of merchandise, receiving and office space.
We seek to encourage cross-selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving that enable customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.
Our Dick’s stores are typically open seven days a week, generally from 9:30 a.m. to 9:30 p.m. Monday through Thursday, 9:00 a.m. to 9:30 p.m. Friday and Saturday and 10:00 a.m. to 7:00 p.m. on Sunday. Our Golf Galaxy stores are typically open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Friday, 9:00 a.m. to 8:00 p.m. on Saturday, and 10:00 a.m. to 6:00 p.m. on Sunday.
New Store Openings
Future openings will depend upon several factors, including but not limited to general economic conditions, consumer confidence in the economy, unemployment trends, interest rates and inflation, the availability of retail store sites on acceptable terms, real estate prices and the availability of adequate capital. Because our new store openings depend on many factors, they are subject to risks and uncertainties as described below within Item 1A. “Risks Factors”.
Store Associates
We strive to complement our merchandise selection and innovative store design with superior customer service. We actively recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable about the products they sell. For example, we currently employ PGA and LPGA golf professionals to work in our Dick’s golf departments and Golf Galaxy stores, bike mechanics to sell and service bicycles and certified fitness trainers to provide advice on the best fitness equipment for the individual. We believe that our associates’ enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.
We emphasize product knowledge at both the hiring and training stages. We hire most of our sales associates for a specific department or category. As part of our interview process, we test each prospective sales associate for knowledge specific to the department or category in which he or she is to work. We train new sales associates through a self-study and testing program that we have developed for each of our categories. We also measure customers’ satisfaction with their most recent purchase experience through an online satisfaction survey. Survey invitations are delivered at the point-of-sale via cash register receipts that direct customers to a data collection website. These results allow identification of improvement opportunities at various levels of the store hierarchy and reinforce the impact associates have on the customer experience.
We typically staff our Dick’s stores with a store manager, two sales managers, a sales support manager, seven sales leaders and approximately 50 full-time and part-time sales associates for a single-level store and proportionately more supervisory roles and associates for a two-level store, depending on store volume and time of year. The operations of each store are supervised by one of 45 district managers, each of whom reports to one of six regional vice-presidents of store operations who are located in the field. The regional vice presidents report to the vice president of field operations, who in turn reports directly to the senior vice president of operations.
Support Services
We believe that we further differentiate our stores from other large format sporting goods stores by offering support services for the products we sell. We offer a complete range of expert golf services, including custom club fitting, club repair, grip installation and shaft installation for drivers, irons and putters. We also have certified club technicians on hand. We offer private lessons with our PGA and LPGA professionals in our Golf Galaxy Stores.
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

Site Selection and Store Locations
We select geographic markets and store sites on the basis of demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. In addition to these demographics, golf participation rates are considered in selecting sites for our Golf Galaxy stores. We seek to locate our Dick’s stores in primary retail centers with an emphasis on co-tenants including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Best Buy, Lowe’s or Staples.
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
Marketing and Advertising
Our marketing program for Dick’s stores is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. Our advertising strategy is focused on national television and other media campaigns, weekly newspaper advertising utilizing multi-page color inserts and standard run of press advertising with an emphasis on key shopping periods such as the Christmas season, Father’s Day, back-to-school and on specific sales and promotional events including our annual Golf-a-thon sale.
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
Our advertising is designed to create an “event” in the stores and to drive customer traffic with advertisements promoting a wide variety of merchandise values appropriate for the respective holiday or event.
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

Information Systems
Our core merchandising, allocation and replenishment systems are from JDA. The data generated by these systems are consolidated into a comprehensive data warehouse application that was purpose-built to provide near real-time performance information across a broad spectrum of critical metrics for our business. All functions of the business have access to highly accurate and consistent information related to the various components of sales, inventory, and margin from department to SKU level. Our stores are on-line to the corporate data center and utilize high-speed data communications to update sales data continuously throughout the business day while also enabling our associates and customers to access the internet for additional sales opportunities on the Company’s websites via POS registers, associate ordering system (“AOS”) kiosks and special services computers. We utilize a highly optimized and customized version of the Advanced Store POS application software from NCR in both our Dick’s and Golf Galaxy stores.
The enterprise data center located within our corporate headquarters, which we refer to as the Store Support Center (“SSC”), is equipped with mainframe and mid-range computers and storage systems from IBM, integrated with voice and data networking communication equipment from Cisco. This facility has been built to support the future growth of the Company.
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
Our planning, replenishment, allocation, and merchandise control groups are responsible for merchandise allocation, inventory control and automated replenishment systems. These groups act as the central processing intermediary between our buying staff and our stores and also coordinate the inventory levels necessary for each advertising promotion with our buying staff and our advertising department, tracking the effectiveness of each advertisement to allow our buying staff and our advertising department to determine the relative success of each promotional program. In addition, these groups’ also manage the implementation of price changes, creation of vendor purchase orders and determination of inventory levels for each store.
We purchase merchandise from approximately 1,200 vendors, and we have no long-term purchase commitments. During fiscal 2010, Nike, our largest vendor, represented approximately 14% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2010 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.
We operate three regional distribution centers: a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. Vendors directly ship floor ready merchandise to these distribution centers, where it is processed as necessary. The merchandise arriving at our distribution centers is allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores.
Competition
The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories:
▪	Large Format Sporting Goods Stores and Chains;
▪	Traditional Sporting Goods Stores and Chains;
▪	Specialty Stores;
▪	Mass Merchants; and
▪	Catalog and Internet-Based Retailers.

Large Format Sporting Goods Stores
The large format stores generally range from 20,000 to 100,000 square feet and offer a broad selection of sporting goods merchandise. We believe that our strong performance with the large format store in recent years is due in part to our unique approach in blending the best attributes of a large format store with the best attributes of a specialty shop.
Traditional Sporting Goods Stores
These stores generally range from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. They typically carry a varied assortment of merchandise. Compared to our stores, they offer a more limited product assortment. We believe these stores do not cater to the sports enthusiast.
Specialty Stores
These stores generally range from 2,000 to 20,000 square feet and typically focus on a specific category, such as athletic footwear, or an activity, such as golf or skiing. Certain specialty stores that focus on a group of related activities can have significantly larger square footage footprints and be designed as destination stores. In addition, several sporting goods brands sell their products direct to consumers through their own retail stores. While specialty stores may offer a deep selection of products within their specialty, they lack the wide range of products that we offer. We believe prices at these stores typically tend to be higher than prices at the large format sporting goods stores and traditional sporting goods stores.
Mass Merchants
These stores generally range from 50,000 to over 200,000 square feet and are primarily located in shopping centers, freestanding sites or regional malls. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. We believe that this limited selection, particularly with well-known brand names, combined with the reduced service levels typical of a mass merchandiser, limit their ability to meet the needs of sporting goods customers. However, Wal-Mart is currently the largest retailer of sporting goods as measured by sales.
Catalog and Internet-Based Retailers
These retailers either focus on a specific category or activity or sell a full line of sporting goods through the use of catalogs and/or the Internet. We believe that the relationships we have developed with our suppliers and customers through our retail stores together with our growing e-commerce business provide us with a significant advantage over catalog-based and Internet-only retailers.
Employees
As of January 29, 2011, we employed approximately 10,100 full-time and 16,600 part-time associates. Due to the seasonal nature of our business, total employment will fluctuate throughout the year and typically peaks during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.
Proprietary Rights
Various versions of each of “Dick’s”, “Dick’s Sporting Goods”, “DicksSportingGoods.com”, “Golf Galaxy”, “Walter Hagen”, “Maxfli”, “Northeast Outfitters”, “Power Bolt”, “Fitness Gear”, “Ativa”, “Nishiki”, “Acuity”, “DBX”, “Field & Stream” (footwear only) and “Quest” have been registered as a service mark or trademark with the United States Patent and Trademark Office. In addition, we have numerous pending applications for trademarks. We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “adidas” (baseball only), “Field & Stream” (camping, hunting and fishing), “Slazenger” and “Umbro” for specified product categories. These licenses contemplate long—term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described within Item 1A. “Risks Factors”.
Governmental Regulations
We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment laws, data protection and privacy, intellectual property, the environment and tax.

In addition, in connection with the sale of firearms in our stores, we must comply with the federal Brady Handgun Violence Prevention Act, which require us to perform a pre-sale background check of purchasers of long guns. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a state government-managed system that relies on the NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review, and provide us with a transaction number for the proposed sale. We are required to record the transaction number on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for five years for auditing purposes for each denied sale.
Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape, requires us to expend considerable resources.
Executive Officers of the Company
The current executive officers of the Company, and their prior business experience, are as follows:
Edward W. Stack — 56, has served as our Chairman and Chief Executive Officer since 1984 when the founder and Edward Stack’s father, Richard “Dick” Stack, retired from our then two store chain. Mr. Edward Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager. He is also a member of the board of directors of KeyCorp (NYSE: KEY), a leading bank-based financial services company.
Joseph H. Schmidt — 51, became our President and Chief Operating Officer in February 2009. In 2008, Mr. Schmidt served as Executive Vice President and Chief Operating Officer responsible for all aspects of Store Operations, Real Estate & Development, Distribution and Transportation. Previously, Mr. Schmidt was our Executive Vice President — Operations, and before that Senior Vice President — Store Operations, a position he held beginning in 2005. Mr. Schmidt was Vice President — Store Operations beginning in 2001. Mr. Schmidt joined us in 1990 and has held various positions in store operations. From 1981 to 1990, he held various positions in store operations for Ames Department Stores, Inc.
Timothy E. Kullman — 55, joined Dick’s Sporting Goods as Senior Vice President and Chief Financial Officer in April 2007 and was promoted to Executive Vice President — Finance, Administration and Chief Financial Officer in February 2008. Prior to joining Dick’s, Mr. Kullman served as Chief Financial Officer of PetSmart (Nasdaq: PETM), a specialty pet retailer, since July 2002. Before joining PetSmart, Mr. Kullman was Executive Vice President and CFO for Hagemeyer North America Holdings, Inc., a wholly-owned division of a global distribution company based in the Netherlands and spent three years at Genuardi’s Family Markets. Prior to that, he was Senior Vice President, CFO, Secretary and Treasurer for Delchamps, Inc., a major grocery chain in the southeastern United States. Mr. Kullman also held senior financial positions with Farm Fresh Inc., Blue Cross Blue Shield of Michigan and Deloitte, Haskins & Sells, LLP.
David I. Mossé — 37, joined Dick’s Sporting Goods in 2010 as our Senior Vice President — General Counsel and Corporate Secretary. Previously, Mr. Mossé was Senior Counsel, Chief Compliance Officer and Investment Team Member of Trian Fund Management, LP, a New York, NY investment advisory firm, since 2005. Prior to that, he served as Vice President and Assistant General Counsel at Triarc Companies, Inc. (NYSE: WEN), the franchisor of the Wendy’s and Arby’s restaurant systems. Mr. Mossé also spent several years as an attorney with the law firms Cravath, Swaine & Moore in New York, NY, where he began his career, and the Venture Law Group in Menlo Park, California.
Peter J. Whitsett — 45, became our Executive Vice President of Global Merchandising and Division President of Golf Galaxy in December 2010. He joined Dick’s Sporting Goods in March 2010 from Radio Shack Corporation (NYSE: RSH), where he had served as Executive Vice President and General Merchandise Manager since 2007. Between 1999 and 2007, Mr. Whitsett held several senior management positions for the Kmart retail business of Sears Holdings Corporation (Nasdaq: SHLD), including Senior Vice President and Chief Merchant for Kmart.
Kathryn Sutter — 48, became our Senior Vice President — Human Resources in 2007 and was named an executive officer of the Company in 2008. Previously, Ms. Sutter was Vice President — Leadership and Organizational Development, a position she held since 2005. Prior to joining Dick’s, Ms. Sutter was employed by Office Depot, Inc. (NYSE: ODP) as Vice President of Development and Global Learning from May 2002 through October 2004.

Joseph R. Oliver — 51, became our Senior Vice President, Chief Accounting Officer and Controller in November 2009. Prior to that, Mr. Oliver served as our Vice President and Controller since February 2006 and as our Director of Accounting from May 2000 to February 2006. Prior to joining Dick’s, Mr. Oliver was employed by Dominion Resources, Inc. (NYSE: D) from 1983 to 2000 in various finance functions, most recently as Director of Accounting.
Lauren Hobart — 42, joined Dick’s Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. Prior to that, Ms. Hobart spent 14 years with PepsiCo, Inc. (NYSE: PEP), most recently serving as Chief Marketing Officer for its Carbonated Soft Drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank.

ITEM 1A.	RISK FACTORS
Risks and Uncertainties
The recent economic and financial downturn may cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price.
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
As a business that depends on consumer discretionary spending, the Company may be adversely affected if our customers reduce their purchases due to continued job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in same store sales, customer traffic or average value per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. The potential effects of the recent economic and financial crisis are difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
Additionally, many of the effects and consequences of the recent U.S. and global financial and economic crises are currently unknown or unpredictable and could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed and the ability of banks to honor draws on our credit facility, or could otherwise negatively affect the Company’s business and financial results. Although we generally generate funds from our operations and our existing credit facility to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including equity and debt capital markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital markets.
The recent global crisis may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. The recent crisis and market instability make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. The recent financial and economic crisis may also adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations.
Our business is dependent on the general economic conditions in our markets.
In general, our sales depend on discretionary spending by our customers. A deterioration of economic conditions or an economic downturn in any of our major markets or in general could result in declines in sales and impair our growth. General economic conditions and other factors that affect discretionary spending in the regions in which we operate are beyond our control and are affected by:

▪	the impact of an economic recession;
▪	unemployment trends;
▪	the housing market;
▪	consumer credit availability;
▪	consumer debt levels;
▪	consumer confidence in the economy;
▪	gasoline and fuel prices;
▪	interest rates and inflation;
▪	tax rates and tax policy;
▪	impact of natural disasters;
▪	national and international security concerns; and
▪	other matters that influence consumer confidence and spending.
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
Our net sales and results of operations have fluctuated in the past and may vary from quarter-to-quarter in the future. These fluctuations may adversely affect our business, financial condition and the market price of our common stock. A number of factors, many of which are outside our control, may cause variations in our quarterly net sales and operating results, including:
▪	general economic conditions;
▪	changes in demand for the products that we offer in our stores;
▪	lockouts or strikes involving professional sports teams;
▪	retirement of sports superstars used in marketing various products;
▪	sports scandals;
▪	costs related to the closures of existing stores;
▪	litigation;
▪	pricing and other actions taken by our competitors; and
▪	adverse weather conditions in our markets.
Our same store sales will fluctuate and may not be a meaningful indicator of future performance.
Changes in our same store sales results could affect the price of our common stock. A number of factors have historically affected, and will continue to affect, our same store sales results, including:
▪	general regional and national economic conditions;
▪	competition;
▪	our new store openings;
▪	consumer trends and preferences;
▪	changes in the other tenants in the shopping centers in which we are located;
▪	new product introductions and changes in our product mix;
▪	timing and effectiveness of promotional events;
▪	lack of new product introductions to spur growth in the sale of various kinds of sports equipment; and

▪	weather.

Our same store sales may vary from quarter to quarter and could decline relative to the comparable period in the prior fiscal year. A decline in revenues or same store sales may cause the price of our common stock to decrease or to fluctuate significantly.
The market price of our common stock is likely to be highly volatile as the stock market in general can be highly volatile.
Factors that could cause fluctuation in the stock price may include, among other things:
▪	general economic and market conditions;
▪	actual or anticipated variations in quarterly operating results;
▪	changes in financial estimates by securities analysts;
▪	our inability to meet or exceed securities analysts’ estimates or expectations;
▪	conditions or trends in our industry;
▪	changes in the market valuations of other retail companies;
▪	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
▪	capital commitments;
▪	additions or departures of key personnel; and
▪	sales of common stock.
Many of these factors are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our operating performance.
Our ability to operate and expand our business and to respond to changing business and economic conditions will be dependent upon the availability of adequate capital. The terms of our senior secured revolving credit facility impose certain restrictions that may impair our ability to access sufficient capital. Additionally, we are subject to counterparty risk on our senior secured revolving credit facility.
The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We cannot assure you that our cash flow will be sufficient to meet these needs or that we would be able to obtain equity or debt capital on acceptable terms or at all. Our current senior secured revolving credit facility contains provisions that limit our ability to incur additional indebtedness or make substantial asset sales, which might otherwise be used to finance our operations. In addition, our obligations under the senior secured revolving credit facility are secured by interests in substantially all of our personal property, excluding store and distribution center equipment and fixtures, which may further limit our access to certain capital markets or lending sources. Moreover, the actual availability under our credit facility is limited to the lesser of 70% of our eligible inventory or 85% of our inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding, and therefore opportunities for increased cash flows from reduced inventories would be partially offset by reduced availability under our senior secured revolving credit facility.
In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current senior secured revolving credit facility is not sufficient, we may have to obtain additional financing. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. Recent distress in the worldwide financial markets may result in continued diminished liquidity and credit availability. Furthermore, a downturn in the equity and debt markets and tightening of credit markets could make it difficult to obtain additional financing or raise capital, and thus we cannot be certain that additional funds will be available if needed or available on acceptable terms. Our liquidity or access to capital could also be adversely affected by other unforeseen changes in the financial markets and global economy. Although our current senior secured revolving credit facility does not expire until 2012, continued or future market distress could jeopardize the counterparty obligations of one or more of the banks participating in our facility, which could have an adverse effect on our business if we are not able to replace such credit facility or find other sources of liquidity on acceptable terms.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.
The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have substantially greater market presence, name recognition, and financial, marketing and other resources than us. We compete directly or indirectly with the following categories of companies:
▪	large format sporting goods stores and chains;
▪	traditional sporting goods stores and chains;
▪	specialty stores;
▪	mass merchants;
▪	catalog and Internet-based retailers; and
▪	sporting goods brands that sell direct to consumers.
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
Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the retail sites available to us. We cannot assure you that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.
In addition, our expansion in new and existing markets may present competitive, distribution, merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our stores. New stores in new markets, where we are less familiar with the target customer and less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we become increasingly reliant on entry into new markets in order to grow, we may face additional risks and our net income could suffer. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase.
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
The protection of our customer, employee and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures the Company has in place, its facilities and systems, and those of its third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.
We may be subject to claims and our insurance may not be sufficient to cover damages related to those claims.
We may be subject to lawsuits resulting from injuries associated with the use of sporting goods equipment that we sell. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles and ammunition, which are products that are associated with an increased risk of injury and related lawsuits. We may also be subject to lawsuits relating to the design, manufacture or distribution of our private label products. We may incur losses relating to these claims, including costs associated with defending against them. We may also incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles and ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles and ammunition. In addition, in the future there may be increased federal, state or local regulation, including taxation, on the sale of hunting rifles and ammunition in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors and manufacturers, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or, in the case of our private brand products, where almost all of the manufacturing occurs outside the United States, that we will be able to collect anything at all. In addition, we are subject to regulation by the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, any improper or illegal use by our customers of ammunition or hunting rifles sold by us could have a negative impact on our reputation and business.
If our suppliers, distributors or manufacturers do not provide us with sufficient quantities of products, or if the cost of products are adversely affected by foreign trade issues, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.
We purchase merchandise from approximately 1,200 vendors. In fiscal 2010, purchases from Nike represented approximately 14% of our merchandise purchases. Although in fiscal 2010 purchases from no other vendor represented more than 10% of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.

Our suppliers are affected by the global financial crisis and worldwide economic situation, which may adversely affect their access to capital and liquidity, inventory and production levels, customer incentives and vendor allowances, product quality, or ability to continue operations, all of which could adversely affect our supply chain. Further, the cost of our products is affected in part by the prices for raw materials. A substantial rise in the price of raw materials could dramatically increase the costs associated with the manufacturing of both the merchandise that we purchase from our vendors for sale in our stores, as well as products manufactured for our private brands, which could cause the cost of our products to increase and could potentially have a negative impact on our sales and profitability.
We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, most, if not all, of our private brand merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” or MFN status with the U.S. for a particular foreign country, delays in shipment, shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties (including the U.S. imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). In addition, the U.S. Congress periodically considers other restrictions on the importation of products obtained by our vendors and us. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors or the manufacturers of our private brand products are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the U.S., we could be hurt by any resulting negative publicity or, in some cases, face potential liability.
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
Our private brand offerings expose us to various risks.
In addition to brand name products, we offer our customers private brand products that are not available in other stores. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell, the expansion of our private brand offerings also subjects us to certain additional risks. These include, among others: risks related to our failure to comply with government and industry safety standards (e.g., those enforced by the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies); potential mandatory or voluntary product recalls; suits or other claims resulting from injuries associated with the use of our private brand products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands, including in some instances certain sales minimums that if not met could cause us to lose the licensing rights or pay damages; sourcing and manufacturing outside the U.S., including foreign laws and regulations, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in foreign countries, exchange rate fluctuations and conducting activities with third-party manufacturers; increases in the price of raw materials used in the manufacturing of our private brand products; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

The loss of our key executives, especially Edward W. Stack, our Chairman of the Board and Chief Executive Officer, could have a material adverse effect on our business due to the loss of their experience and industry relationships.
Our success depends on the continued services of our senior management, particularly Edward W. Stack, our Chairman of the Board and Chief Executive Officer. Mr. Stack, in addition to serving as Chairman and Chief Executive Officer of the Company, also holds a majority of the voting power of our capital stock, and has been operating the Company since 1984. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its businesses. If we were to lose any key senior executive, especially Mr. Stack, our business could be materially adversely affected.
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
We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include:
▪	those relating to consumer products, product liability or consumer protection, including the Consumer Product Safety Act and the Consumer Product Safety Improvement Act regarding lead and phthalates, as well as similar state laws;
▪	those relating to the manner in which we advertise, market or sell our products;
▪	labor and employment laws, including wage and hour laws;
▪	those that prohibit or limit the sale in certain areas of certain products we offer, such as firearms, ammunition or knives;
▪	tax laws or interpretations thereof;
▪	data protection and privacy laws and regulations;
▪	environmental laws and regulations, such as California’s Safe Drinking Water and Toxic Enforcement Act (known as Prop 65);
▪	customs or import laws and regulations; and
▪	securities and exchange laws and regulations.
Our inability or failure to protect our intellectual property could have a negative impact on our operating results.
Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are or may be made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, or require us to enter into royalty or licensing agreements. As a result, any such claim or our failure to protect our intellectual property could have an adverse effect on our operating results.
We face various risks as a multi-channel retailer.
There are various risks relating to operating as a multi-channel retailer that conducts business in stores, on the Internet and through catalogs, including the need to keep pace with rapid technological change, internet security risks, risks of systems failure or inadequacy and increased competition. Further, governmental regulation of the Internet and e-commerce continues to evolve in such areas as taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, the design and operation of websites and the characteristics and quality of products and services. Unfavorable changes to regulations in these areas could harm our business.
We have contracted with a third party to maintain and operate our e-commerce website and are reliant on that party and its operational, privacy and security procedures and controls and its ability to maintain and operate our website. Failure by such third party to adequately maintain and operate our e-commerce website, including any prolonged disruption that affects our customers’ ability to utilize our website resulting in the loss of sales and customers and/or increased costs, could materially affect our reputation, operations or financial results.

In addition, as the popularity and use of e-commerce sites continue to increase, our business faces increased competition from various domestic and international sources, including our suppliers. We may require significant capital in the future to sustain or grow our business, including our e-commerce operations, and there is no assurance that cash flow from operations will be sufficient to meet those needs or that additional sources of capital will be available on acceptable terms or at all.
Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
Our Dick’s and Golf Galaxy stores utilize a suite of applications from JDA for our core merchandising, allocation and replenishment systems. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities particularly if there are any unforeseen interruptions after implementation. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.
We rely on three distribution centers, and if there is a natural disaster or other serious disruption at one of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.
We currently operate a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause could damage a significant portion of our inventory or impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. In addition, as we grow, we may require additional distribution capacity, which could come in the form of expanding existing facilities or opening alternative or additional facilities. Any such expansions or openings could affect us in ways we cannot predict.
Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.
Our business is highly seasonal in nature. Our highest sales and operating income results historically occur during the fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. The fourth quarter generated approximately 31% of our net sales for fiscal 2010. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
Because our Dick’s stores are generally concentrated in the eastern half of the United States, we are subject to regional risks.
A majority of our Dick’s stores are located in the eastern half of the United States. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse event, our net sales and profitability could suffer.
Our results of operations may be harmed by unseasonably warm winter weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather. We sell a significant amount of cold weather sporting goods and apparel. Abnormally warm weather conditions could reduce our sales of these items and cause a decrease in our profitability. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf or other merchandise and cause a decrease in our profitability.
The Company is subject to various types of litigation and other claims, some of which may adversely affect the Company’s business and financial performance.
From time to time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort and other matters. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters. These suits or claims could cause us to incur significant expenses and devote substantial resources to defend against them and, in some cases, we could incur significant losses in the form of settlements, judgements or other orders, as a result of which our business or financial performance may be adversely affected. For a description of our current material legal proceedings refer to Item 3. “Legal Proceedings”.
We may pursue strategic acquisitions, which could have an adverse impact on our business, as could assimilation of companies following acquisition.
We may from time to time acquire complementary companies or businesses. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business and their financial results may adversely affect our operating results.
Our business is significantly dependent on our ability to meet our labor needs.
The success of our stores depends significantly on our ability to hire and retain quality associates, including store managers and sales associates. We plan to expand our associate base to manage our anticipated growth. Competition for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Also, many of our store-level associates are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the associates who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation and wage inflation. If we are unable to hire and retain store-level associates capable of providing a high level of customer service, our business could be materially adversely affected.
Although none of our associates are currently covered under collective bargaining agreements, we cannot guarantee that our associates will not elect to be represented by labor unions in the future. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business, financial condition and results of operations.
We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from other stockholders.
We have two classes of common stock. The common stock has one vote per share and the Class B common stock has 10 votes per share. As of January 29, 2011, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack may also acquire additional shares of common stock upon the exercise of stock options. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.
Terrorist attacks, acts of war and foreign instability may seriously harm our business.
Among the chief uncertainties facing our nation and the world, which may impact our business, is instability and conflict outside of the U.S., including political instability, terrorist attacks, acts of war or other events. No one can predict the timing or overall economic impact that would result from these events and they could have a very serious adverse impact on our business.
Terrorist attacks may cause damage or disruption to our Company, our employees, our facilities, our suppliers or our customers, which could significantly impact our operating results. The potential for future terrorist attacks or other acts of war or hostility, and the national and international responses to these events, may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Our geographic focus in the eastern United States may make us more vulnerable to such uncertainties than other comparable retailers who may not have a similar geographic focus.

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
In addition, the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.
An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth.
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value with a charge to earnings. Events and conditions that could result in an impairment include changes in the industry in which we operate including general economic conditions, competition or other factors leading to reduction in expected sales or profitability. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located at 345 Court Street, Coraopolis, Pennsylvania 15108, where we lease approximately 670,000 square feet of office space. The initial lease term, as defined in the lease agreement, covers 25 years from the rental commencement date, which was March 1, 2010.
We currently lease a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia and a 601,000 square foot distribution center in Smithton, Pennsylvania. The terms of these leases expire in 2022, 2021 and 2025, respectively.
In May 2009, following the conversion of all existing Chick’s Sporting Goods stores that we acquired in November 2007 to Dick’s stores, we ceased our Chick’s operations that were headquartered in Covina, California, where we currently lease approximately 11,500 square feet of office space. The term of this lease ends in June 2011.
We lease all of our stores. Initial lease terms are generally for ten to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site six to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls.

As of January 29, 2011, we operated 525 stores in 43 states. The following table sets forth the number of stores by state:

State	Dick’s	Golf Galaxy	Total
Alabama	9	—	9
Arizona	6	—	6
Arkansas	1	—	1
California	15	2	17
Colorado	13	2	15
Connecticut	9	1	10
Delaware	2	1	3
Florida	16	3	19
Georgia	14	—	14
Idaho	1	1	2
Illinois	22	7	29
Indiana	17	1	18
Iowa	4	1	5
Kansas	6	1	7
Kentucky	7	1	8
Louisiana	3	—	3
Maine	4	—	4
Maryland	10	3	13
Massachusetts	16	1	17
Michigan	16	1	17
Minnesota	7	4	11
Mississippi	4	—	4
Missouri	8	2	10
Nebraska	3	1	4
Nevada	1	1	2
New Hampshire	3	—	3
New Jersey	15	4	19
New York	29	5	34
North Carolina	23	5	28
Ohio	36	9	45
Oklahoma	—	2	2
Oregon	9	1	10
Pennsylvania	36	5	41
Rhode Island	2	—	2
South Carolina	9	—	9
Tennessee	14	1	15
Texas	18	6	24
Utah	1	1	2
Vermont	2	—	2
Virginia	20	4	24
Washington	1	—	1
West Virginia	5	—	5
Wisconsin	7	4	11

Total	444	81	525

ITEM 3.	LEGAL PROCEEDINGS
The Company is a defendant in Tamara Barrus, et al. v Dick’s Sporting Goods, Inc. et al. (“Barrus”), a case that makes claims concerning alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act (“FLSA”) and New York law. The case was filed in May of 2005 in the U.S. District Court for the Western District of New York. In their complaint, in addition to the unpaid wage and overtime allegations, plaintiffs seek liquidated damages, injunctive relief and attorneys’ fees and costs. In September 2006, a magistrate judge for the U.S. District Court for the Western District of New York conditionally certified a class for notice purposes under the FLSA, which the U.S. District Judge upheld. The parties and the court agreed to stay the litigation pending an attempt to resolve all claims through mediation. Mediation sessions were held in April and August 2007 and November 2008 and these attempts to resolve the case through mediation were unsuccessful. In December 2009, plaintiffs filed an amended complaint adding five individual defendants, claims for allegedly unpaid wages and overtime under the laws of thirty-five states, and claims under the Employee Retirement Income Security Act (“ERISA”) and Racketeer Influenced and Corrupt Organizations Act (“RICO”). In August 2010, the court dismissed plaintiffs’ state law claims (except those arising under New York law), ERISA claims and RICO claims.
In September 2010, following the dismissal of the state law claims in Barrus (except those arising under New York law), state wage and hour class action complaints were filed against the Company in Connecticut, Minnesota, Illinois, Ohio, Missouri, Delaware, Indiana, Kansas, Pennsylvania, Michigan, Nebraska, New Jersey, South Carolina, Maryland, Vermont, North Carolina, Maine, Tennessee, West Virginia, Colorado, Florida and Massachusetts (collectively, the “State Claims”). In these actions, plaintiffs assert claims similar to those in the Barrus case and plaintiffs are seeking remedies that include (to the extent applicable in each state) injunctive relief, unpaid wages (including fringe benefits), liquidated damages, attorneys’ fees, expenses, expert fees and an award of interest.
On January 28, 2011, the Company and attorneys for a group of plaintiffs filed a settlement agreement in the United States District Court for the Western District of New York to settle Barrus and the State Claims. The settlement, which is subject to court approval, covers wage and hour claims under the laws of 36 states. Under the settlement, the total amount to be paid will depend on the number of claims that are submitted by class members with a maximum settlement amount not to exceed $15 million plus interest and taxes. The settlement and related fees resulted in a pre-tax charge during the fiscal fourth quarter of 2010 of approximately $10.8 million ($6.5 million after tax).
In addition to the above matters, various lawsuits, regulatory proceedings and other claims arising in the normal course of business are pending or may be initiated against us. These claims primarily relate to commercial, intellectual property, advertising, real estate and employment matters. The outcome of these claims cannot be predicted with certainty and some of these claims may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, we do not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

ITEM 4.	REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The shares of Dick’s Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “DKS”. The Company also has shares of Class B common stock outstanding, which are not listed or traded on any stock exchange or other market. Shares of our Class B common stock can be converted on a one-for-one basis to shares of common stock at any time at the holder’s option and are automatically convertible upon other events. Our common stock began trading on October 16, 2002, following the Company’s initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sales prices per share of the Company’s common stock as reported by the NYSE.

Fiscal Quarter Ended	High	Low
May 1, 2010	$30.78	$22.46
July 31, 2010	$29.72	$24.39
October 30, 2010	$29.48	$24.47
January 29, 2011	$37.81	$28.99

Fiscal Quarter Ended	High	Low
May 2, 2009	$19.62	$10.77
August 1, 2009	$20.04	$16.14
October 31, 2009	$25.74	$19.45
January 30, 2010	$26.05	$20.76
The number of holders of record of shares of the Company’s common stock and Class B common stock as of March 11, 2011 was 256 and 21, respectively.
We currently intend to retain our earnings for the development of our business. We have never paid any cash dividends since our inception, and we do not anticipate paying any cash dividends in the future.
The information set forth under Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” is incorporated herein.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data for fiscal years 2010, 2009, 2008, 2007 and 2006 presented below under the captions “Statement of Income Data”, “Earnings per Common Share”, “Other Data” and “Balance Sheet Data” have been derived from our consolidated financial statements for those periods. The selected consolidated financial data for fiscal years 2010, 2009, 2008, 2007 and 2006 presented below under the caption “Store Data” have been derived from internal records of our operations.
Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2006, which includes 53 weeks.
The information set forth below should be read in conjunction with other sections of this report including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Fiscal Year
2010	2009	2008	2007	2006
(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$4,871,492	$4,412,835	$4,130,128	$3,888,422	$3,114,162
Cost of goods sold (1)	3,422,462	3,195,899	2,946,079	2,730,359	2,217,463

Gross profit	1,449,030	1,216,936	1,184,049	1,158,063	896,699
Selling, general and administrative expenses (2)	1,129,293	972,025	928,170	870,415	682,625
Impairment of goodwill and other intangible assets (3)	—	—	164,255	—	—
Impairment of store assets (3)	—	—	29,095	—	—
Merger and integration costs	—	10,113	15,877	—	—
Pre-opening expenses	10,488	9,227	16,272	18,831	16,364

Income from operations	309,249	225,571	30,380	268,817	197,710
Gain on sale of asset (4)	—	—	(2,356)	—	—
Interest expense (5)	14,016	4,543	17,430	20,805	17,852
Other (income) expense	(2,278)	(2,148)	1,485	(2,065)	(931)

Income before income taxes	297,511	223,176	13,821	250,077	180,789
Provision for income taxes	115,434	87,817	53,686	99,511	72,316

Net income (loss)	$182,077	$135,359	$(39,865)	$150,566	$108,473

Earnings per Common Share (6):
Earnings (loss) per common share — Basic	$1.57	$1.20	$(0.36)	$1.38	$1.06
Earnings (loss) per common share — Diluted	$1.50	$1.15	$(0.36)	$1.29	$0.98
Weighted average common shares outstanding:
Basic	116,236	113,184	111,662	109,383	102,512
Diluted	121,724	117,955	111,662	116,504	110,790

Store Data:
Same store sales increase (decrease) (7)	7.4%	(1.4%)	(4.8%)	2.4%	6.0%
Number of stores at end of period (8)	525	510	487	434	294
Total square footage at end of period (8)	25,889,771	24,816,442	23,592,850	21,084,292	16,724,171
Net sales per square foot (9)	$185	$177	$186	$196	$197

Other Data:
Gross profit margin	29.7%	27.6%	28.7%	29.8%	28.8%
Selling, general and administrative expenses as a percentage of net sales	23.2%	22.0%	22.5%	22.4%	21.9%
Operating margin	6.3%	5.1%	0.7%	6.9%	6.3%
Inventory turnover (10)	3.39	x	3.26	x	3.06	x	3.22	x	3.34	x
Depreciation and amortization	$110,394	$100,948	$90,732	$75,052	$54,929

Balance Sheet Data:
Inventories, net	$896,895	$895,776	$854,771	$887,364	$641,464
Working capital (11)	$715,787	$426,686	$436,741	$309,630	$306,205
Total assets	$2,597,536	$2,245,333	$1,961,846	$2,031,662	$1,521,435
Total debt including capital and financing lease obligations	$140,841	$142,243	$181,543	$173,558	$166,086
Retained earnings	$730,468	$548,391	$413,032	$452,897	$302,331
Total stockholders’ equity	$1,363,581	$1,083,227	$893,577	$894,303	$632,099

(1)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs.

(2)	Selling, general and administrative expenses for fiscal 2010 include $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores and $10.8 million relating to litigation settlement costs.

(3)	In fiscal 2008, the Company recorded non-cash impairment charges of $164.3 million attributable to the impairment of Golf Galaxy’s goodwill and other intangible assets. The Company also recorded non-cash impairment charges of $29.1 million in connection with certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores.

(4)	Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(5)	Interest expense includes $10.6 million in fiscal 2010 relating to rent payments pursuant to the Company’s financing lease obligation for its corporate headquarters, which the Company began occupying in January 2010.

(6)	Earnings per common share data reflect the impact of a two-for-one stock split that occurred in October 2007.

(7)	Same store sales begin at the commencement of a store’s 14th full month of operations after its grand opening. Same store sales reflect only stores that opened at least 13 months prior to the beginning of the period noted. Stores that were closed or relocated during the period noted have been excluded from same store sales. Each relocated store is returned to the comparable store base after its 14th full month of operations. The Company’s e-commerce business is included in the same store sales calculation beginning in fiscal 2010. Golf Galaxy stores were included in the full year same store sales calculation beginning in fiscal 2009.

(8)	Store count and square footage amounts include Golf Galaxy stores and stores acquired as part of the Company’s acquisition of Chick’s for fiscal 2010, 2009, 2008 and 2007.

(9)	Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 17% of total store space in our Dick’s stores.

(10)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(11)	Defined as current assets less current liabilities.
ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors”.
Overview
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. As of January 29, 2011 we operated 444 Dick’s stores and 81 Golf Galaxy stores with approximately 25.9 million square feet in 43 states, the majority of which are located throughout the eastern half of the United States.
Effective February 1, 2009, the Company amended its e-commerce agreement and began recording e-commerce revenue on a gross basis as the principal party in the transactions, compared to its prior recording of these revenues on a net basis pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605-45, Overall Considerations of Reporting Revenue Gross as a Principal versus Net as an Agent.
The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins. In the last five years, the Company has grown from 255 stores as of the end of fiscal 2005 to 525 stores as of the end of fiscal 2010, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting recent economic conditions.

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
▪	Consolidated same store sales performance — Fiscal 2010 consolidated same store sales increased 7.4% compared to a 1.4% decrease in fiscal 2009. The consolidated same store sales calculation for fiscal 2010 includes Dick’s Sporting Goods stores, Golf Galaxy and the Company’s e-commerce business. The calculation for fiscal 2009 included Dick’s Sporting Goods stores and Golf Galaxy stores only. The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion program to an ultimate goal of at least 900 Dick’s locations across the United States.

▪	Operating cash flow — The Company generated $390.0 million of cash flow from operations in fiscal 2010 compared to $401.3 million in fiscal 2009. The decrease in operating cash flows is due primarily to the Company’s efforts to reduce fiscal 2008 ending inventory levels and to extend payment terms with its vendors, which favorably impacted fiscal 2009 operating cash flows. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section herein. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time.

▪	Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

▪	Store productivity — To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow. New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.
Executive Summary
The Company reported net income for the year ended January 29, 2011 of $182.1 million, or $1.50 per diluted share, as compared to net income of $135.4 million, or $1.15 per diluted share, in fiscal 2009.
The Company closed 12 underperforming Golf Galaxy stores in fiscal 2010. The poor performance of these stores was primarily a function of inadequate real estate locations, sites that were too expensive or a combination of both factors. The Company continues to evaluate and refine the preferred location, size and format of its Golf Galaxy stores. The Company continues to believe there is long term growth potential in the golf business and believes the Golf Galaxy acquisition has provided the Company with significant leverage with its vendor partners and the opportunity to capture market share in the premium golf business as this niche of the market continues to consolidate. Net income for fiscal 2010 includes expenses relating to future lease obligations and asset impairment charges resulting from the 12 Golf Galaxy store closures of approximately $9.8 million, net of tax, or $0.08 per diluted share.
On January 28, 2011, the Company filed a settlement agreement to settle Barrus and the related State Claims. For further discussion see Part I, Item 3. “Legal Proceedings”. Net income for fiscal 2010 includes a charge for this settlement and related fees of approximately $6.5 million, net of tax, or $0.05 per diluted share.
Net sales increased 10.4% to $4,871.5 million in fiscal 2010 from $4,412.8 million in fiscal 2009 due primarily to a 7.4% increase in consolidated same store sales and the opening of new stores.
As a percentage of net sales, gross profit increased to 29.75% in fiscal 2010 from 27.58% in fiscal 2009 due primarily to higher merchandise margins that resulted from changes in sales mix at our Dick’s stores and leverage of fixed occupancy costs resulting from the increase in consolidated same store sales compared to fiscal 2009.
Selling, general and administrative expenses increased as a percentage of net sales by 115 basis points in fiscal 2010 compared to fiscal 2009 due primarily to the aforementioned Golf Galaxy store closures and litigation settlement charge. Fiscal 2010 also includes higher administrative expenses due to costs related to our relocated corporate headquarters and technology and other infrastructure related costs to support our business strategies.
We ended fiscal 2010 with no borrowings on our line of credit and total borrowing capacity of $418.5 million.

Results of Operations
The following table presents for the periods indicated selected items in the Consolidated Statements of Operations as a percentage of the Company’s net sales, as well as the basis point change in percentage of net sales from the prior year:

				Basis Point	Basis Point
				Increase /	Increase /
				(Decrease) in	(Decrease) in
				Percentage of	Percentage of
				Net Sales	Net Sales
	Fiscal Year			from Prior Year	from Prior Year
	2010	2009	2008 (A)	2009-2010	2008-2009 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.25	72.42	71.33	(217)	109

Gross profit	29.75	27.58	28.67	217	(109)
Selling, general and administrative expenses (3)	23.18	22.03	22.47	115	(44)
Impairment of goodwill and other intangible assets (4)	—	—	3.98	—	(398)
Impairment of store assets (5)	—	—	0.70	—	(70)
Merger and integration costs (6)	—	0.23	0.38	(23)	(15)
Pre-opening expenses (7)	0.22	0.21	0.39	1	(18)

Income from operations	6.35	5.11	0.74	124	437
Gain on sale of asset (8)	—	—	(0.06)	—	6
Interest expense (9)	0.29	0.10	0.42	19	(32)
Other (income) expense (10)	(0.05)	(0.05)	0.04	—	(9)

Income before income taxes	6.11	5.06	0.33	105	473
Provision for income taxes	2.37	1.99	1.30	38	69

Net income (loss)	3.74%	3.07%	(0.97)%	67	404

(A)	Column does not add due to rounding

(1)	Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from e-commerce sales is recognized upon shipment of merchandise and any service related revenue is recognized primarily as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the Consolidated Statements of Operations in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

(2)	Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)	Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters. Selling, general and administrative expenses for fiscal 2010 also include expenses relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores as well as a litigation settlement charge.

(4)	Impairment of goodwill and other intangible assets is attributable to the impairment of Golf Galaxy’s goodwill and other intangible assets.

(5)	Impairment of store assets in connection with certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores.

(6)	Merger and integration costs primarily include duplicative administrative costs, management and advertising expenses associated with the conversions from Chick’s stores to Dick’s stores, and severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s with the Company’s pre-existing business.

(7)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new store opening which are expensed as incurred.

(8)	Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(9)	Interest expense results primarily from rent payments under the Company’s financing lease obligation for its corporate headquarters, which it began occupying in January 2010, and interest on borrowings under the Credit Agreement.

(10)	Other (income) expense results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.
Fiscal 2010 Compared to Fiscal 2009
Net Income
The Company reported net income of $182.1 million in fiscal 2010, compared to net income of $135.4 million in fiscal 2009. Net income for fiscal 2010 includes expenses relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per share, and expenses related to a litigation settlement of approximately $6.5 million, net of tax, or $0.05 per diluted share. Net income for fiscal 2009 included approximately $6.1 million of merger and integration costs, net of tax, or $0.05 per diluted share.
Net Sales
Net sales increased 10.4% to $4,871.5 million in fiscal 2010 from $4,412.8 million in fiscal 2009, due primarily to a 7.4% increase in consolidated same store sales and the opening of new stores. The Company’s e-commerce business is included in the Company’s consolidated same store sales calculation beginning in fiscal 2010. The 7.4% consolidated same store sales increase consisted of a 6.8% increase in Dick’s Sporting Goods stores, a 5.1% increase in Golf Galaxy and a 38.1% increase in e-commerce. The inclusion of the e-commerce business resulted in an increase of approximately 76 basis points to the Company’s consolidated same store sales calculation for fiscal 2010.
The increase in consolidated same store sales was broad based, with increases in apparel and footwear. The consolidated same store sales increase was driven primarily by an increase in transactions of approximately 6.5% at Dick’s stores. Every 1% change in consolidated same store sales would have impacted fiscal 2010 earnings before income taxes by approximately $13 million.
Store Count
During 2010, we opened 26 Dick’s stores and two Golf Galaxy stores, relocated two Dick’s stores, closed one Dick’s store and closed 12 underperforming Golf Galaxy stores, resulting in an ending store count of 525 stores with approximately 25.9 million square feet in 43 states.
Income from Operations
Income from operations increased $83.6 million to $309.2 million in fiscal 2010 from $225.6 million in fiscal 2009.
Gross profit increased 19% to $1,449.0 million in fiscal 2010 from $1,216.9 million in fiscal 2009. As a percentage of net sales, gross profit increased to 29.75% in fiscal 2010 from 27.58% in fiscal 2009. The 217 basis point increase is due primarily to a 140 basis point increase in merchandise margins that resulted from changes in sales mix at our Dick’s stores, a reduction in clearance activity at our Golf Galaxy stores and the inventory liquidation event at the Chick’s stores prior to their conversion to Dick’s stores in May 2009. Gross profit was further impacted by the leverage of fixed occupancy and freight and distribution costs resulting primarily from the increase in consolidated same store sales compared to last year. Every 10 basis point change in merchandise margin would have impacted fiscal 2010 earnings before income taxes by approximately $4 million.

Selling, general and administrative expenses increased 16% to $1,129.3 million in fiscal 2010 from $972.0 million in fiscal 2009, and as a percentage of net sales, selling, general and administrative expenses increased by 115 basis points. Administrative expenses increased 77 basis points as a percentage of net sales from fiscal 2009 primarily due to higher costs related to our relocated corporate headquarters as well as technology and other infrastructure related costs to support our business strategies. The Company recognized expenses of $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores and $10.8 million related to a litigation settlement, or 34 basis points and 22 basis points as a percentage of net sales, respectively. Advertising expenses increased 17 basis points as a percentage of net sales, resulting from investments in marketing initiatives geared toward pursuing market share gains, which included the promotion of National Runner’s Month as well as the Company’s collaborative marketing initiative with adidas related to the adiZero shoe launch. Store payroll expenses decreased 31 basis points as a percentage of net sales primarily due to maintaining store payroll at levels similar to last year’s period despite the increase in sales in fiscal 2010 compared to fiscal 2009.
The Company recorded $10.1 million of merger and integration costs during fiscal 2009. These costs related to the integration of Chick’s operations and included duplicative administrative costs and management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores.
Pre-opening expenses increased $1.3 million to $10.5 million in fiscal 2010 from $9.2 million in fiscal 2009. Pre-opening expenses were for the opening of 26 new Dick’s stores and two Golf Galaxy stores, as well as the relocation of two Dick’s stores in fiscal 2010 compared to the opening of 24 new Dick’s stores and one Golf Galaxy store and the relocation of one Dick’s store in fiscal 2009. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.
Interest Expense
Interest expense increased $9.5 million to $14.0 million in fiscal 2010 from $4.5 million in fiscal 2009. Interest expense for fiscal 2010 includes $10.6 million related to rent payments under the Company’s financing lease for its corporate headquarters building, which it began occupying in January 2010. Interest expense related to the Company’s other debt obligations decreased $1.1 million, primarily due to a decrease in average borrowings under the Company’s Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Company did not make any borrowings under the Credit Agreement during fiscal 2010.
Income Taxes
The Company’s effective tax rate was 38.8% for the year ended January 29, 2011 as compared to 39.3% for the year ended January 30, 2010. The effective tax rate for fiscal 2010 reflects the Company’s efforts to simplify the organization of its tax entities.
Fiscal 2009 Compared to Fiscal 2008
Net Income (Loss)
The Company reported net income of $135.4 million in fiscal 2009, which included merger and integration costs of $6.1 million, net of tax, or $0.05 per diluted share, compared to a net loss of $39.9 million in fiscal 2008. The net loss in 2008 included impairment charges of $161.7 million, net of tax, or $1.45 per diluted share, and merger and integration costs of $12.3 million, net of tax, or $0.11 per diluted share.
Net Sales
Net sales increased 7% to $4,412.8 million in fiscal 2009 from $4,130.1 million in fiscal 2008, due primarily to new store sales and the addition of e-commerce sales, partially offset by a consolidated same store sales decrease of 1.4%. Golf Galaxy was included in the Company’s consolidated same store sales calculation in fiscal 2009.
The decrease in consolidated same store sales was mostly attributable to sales decreases in exercise, other footwear and golf equipment and accessories. These sales decreases were partially offset by increases in athletic apparel, athletic footwear, hunting, guns and outerwear and outerwear accessories.
The consolidated same store sales decrease was driven primarily by a decrease in average unit retail price of approximately 1.2% and an increase in transactions of approximately 0.4% at Dick’s stores. Every 1% change in consolidated same store sales would have impacted fiscal 2009 earnings before income taxes by approximately $12 million.

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
Gross profit increased 3% to $1,216.9 million in fiscal 2009 from $1,184.0 million in fiscal 2008. As a percentage of net sales, gross profit decreased 109 basis points in fiscal 2009. The 109 basis point decrease in gross profit was due primarily to lower merchandise margins and de-leverage of occupancy and freight and distribution costs. Merchandise margins decreased 71 basis points as a percentage of net sales compared to fiscal 2008 due to promotional activities across most merchandise categories at Dick’s and clearance activity at Golf Galaxy stores. The 15 basis point increase in occupancy expenses as a percentage of net sales resulted from the consolidated same store sales decline in fiscal 2009. Freight and distribution costs as a percentage of net sales were 29 basis points higher in fiscal 2009 due to the recording of costs related to the Company’s e-commerce operations. No such costs were recorded in fiscal 2008. Excluding e-commerce operations, freight and distribution costs as a percentage of net sales were lower in fiscal 2009 due to improved freight efficiencies.
Merchandise margin declines were impacted by lower average unit retail prices and higher markdowns to liquidate inventory and bring levels closer to fiscal 2009 sales trends. The Company’s inventory per square foot declined 0.4% to $36.10 at January 30, 2010 compared to January 31, 2009. Every 10 basis point change in merchandise margin would have impacted fiscal 2009 earnings before income taxes by approximately $4 million.
Selling, general and administrative expenses increased to $972.0 million in fiscal 2009 from $928.2 million in fiscal 2008, but as a percentage of net sales, these expenses decreased 44 basis points compared to fiscal 2008. The Company recognized expenses totaling $26.1 million during fiscal 2009 related to the Company’s e-commerce operations. No such expenses were recorded in fiscal 2008. The Company’s store payroll expenses as a percentage of net sales leveraged by 91 basis points in fiscal 2009 as the Company adjusted store staffing levels and operating hours in light of declining consolidated same store sales. Advertising expenses as a percentage of net sales leveraged by 11 basis points during fiscal 2009.
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
The Company recorded $10.1 million of merger and integration costs during fiscal 2009. These costs related to the integration of Chick’s operations and included duplicative administrative costs and management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores. The Company recorded $15.9 million of merger and integration costs during fiscal 2008. These costs related to the integration of the operations of Golf Galaxy and Chick’s with Dick’s pre-existing business and included duplicative administrative costs, severance and system conversion costs.
Pre-opening expenses decreased $7.1 million to $9.2 million in fiscal 2009 from $16.3 million in fiscal 2008. Pre-opening expenses were for the opening of 24 new Dick’s stores and one Golf Galaxy store, as well as the relocation of one Dick’s store in fiscal 2009 compared to the opening of 43 new Dick’s stores and ten Golf Galaxy stores and the relocation of one Dick’s store in fiscal 2008. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.
Gain on Sale of Asset
The Company exercised its early buy-out rights on an aircraft lease during the first quarter of fiscal 2008. The Company recognized a $2.4 million pre-tax gain on the subsequent sale of the aircraft.

Interest Expense
Interest expense decreased by $12.9 million to $4.5 million in fiscal 2009 from $17.4 million in fiscal 2008. The Company’s purchase of $172.5 million of its outstanding senior convertible notes in the first quarter of fiscal 2009 resulted in a $12.1 million decrease in interest expense. The remaining decrease in interest expense for fiscal 2009 was primarily due to lower average borrowing rates. The average interest rate on the Credit Agreement decreased by 215 basis points from fiscal 2008, while average borrowings outstanding under our Credit Agreement decreased to $63.7 million for fiscal 2009 from $74.8 million for fiscal 2008.
Income Taxes
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
The change in cash and cash equivalents is as follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net cash provided by operating activities	$389,967	$401,329	$159,811
Net cash used in investing activities	(161,135)	(108,629)	(144,194)
Net cash provided by (used in) financing activities	91,591	(142,034)	9,048
Effect of exchange rate changes on cash	18	108	(135)

Net increase in cash and cash equivalents	$320,441	$150,774	$24,530

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
Cash provided by operating activities decreased $11.4 million in fiscal 2010 to $390.0 million. Operating cash flows related to changes in inventory and accounts payable decreased $95.2 million due primarily to the Company extending standard payment terms with its vendors in fiscal 2009, which continued in fiscal 2010, and the Company’s efforts to reduce merchandise procurement closer to sales trends in the fourth quarter of fiscal 2008, which favorably affected fiscal 2009 cash flows. The Company’s ability to maintain inventory levels in a manner consistent with sales trends in fiscal 2010 favorably impacted our cash position and merchandise margins. Operating cash flows for fiscal 2010 reflect the $46.7 million increase in net income from fiscal 2009.
Investing Activities
Cash used in investing activities during fiscal 2010 increased by $52.5 million, to $161.1 million. The Company’s gross capital expenditures were $159.1 million during the fiscal 2010 compared to $140.3 million during fiscal 2009, which related primarily to the opening of new stores, remodeling of existing locations, information systems and administrative facilities. The Company generated proceeds from the sale and leaseback of property and equipment totaling $20.0 million in fiscal 2010.
The Company opened 26 Dick’s stores, remodeled 12 Dick’s stores, relocated two Dick’s stores and opened two Golf Galaxy stores during fiscal 2010 as compared to opening 24 Dick’s stores and one Golf Galaxy store, relocating one Dick’s store, converting the Golf Shop to a Golf Galaxy store and converting 12 Chick’s Sporting Goods stores to Dick’s stores during fiscal 2009.

Financing Activities
Cash provided by financing activities for 2010 totaled $91.6 million, primarily reflecting proceeds from exercises of stock options, the excess tax benefit from exercise of stock options and bank overdraft activity. The Company did not make any borrowings under the Credit Agreement during fiscal 2010. Cash used in financing activities for fiscal 2009 totaled $142.0 million, primarily reflecting the Company’s purchase of $172.5 million of its outstanding senior convertible notes. The Company used availability under the Credit Agreement to fund the purchase.
The Company’s liquidity and capital needs have generally been met by cash from operating activities, the proceeds from the convertible notes and borrowings under the Credit Agreement, including up to $75 million in the form of letters of credit. Borrowing availability under the Credit Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement currently accrues, at the Company’s option, at a rate based on either (i) the prime corporate lending rate minus the applicable margin of 0.25% or (ii) the LIBOR rate plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on the average availability during the prior three months. The Credit Agreement’s term expires July 27, 2012.
There were no outstanding borrowings under the Credit Agreement as of January 29, 2011 or January 30, 2010. Total remaining borrowing capacity, after subtracting letters of credit, as of January 29, 2011 and January 30, 2010 was $418.5 million and $424.4 million, respectively.
The Credit Agreement contains restrictions regarding the Company’s and related subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in certain lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees. Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of January 29, 2011, the Company was in compliance with the terms of the Credit Agreement.
The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2011. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. Other investment opportunities, such as potential strategic acquisitions or store expansion rates substantially in excess of those presently planned, may require additional funding. Currently, the Company plans to open approximately 34 new Dick’s stores and approximately three new Golf Galaxy stores during fiscal 2011. The Company currently plans to lease all of its 2011 new stores. This level of store expansion is significantly lower than levels prior to fiscal 2009 largely as a result of the continued decline in real estate development. The Company also plans to remodel 13 Dick’s stores in fiscal 2011. The Company currently anticipates receiving landlord allowances at eight of its planned 2011 new stores and remodels totaling approximately $19.8 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic. The Company currently expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $197 million in fiscal 2011.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet contractual obligations and commercial commitments as of January 29, 2011 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
Contractual Obligations and Other Commercial Commitments
The following table summarizes the Company’s material contractual obligations, including both on and off-balance sheet arrangements, in effect at January 29, 2011, and the timing and effect that such commitments are expected to have on the Company’s liquidity and capital requirements in future periods:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual obligations:
Financing lease obligation (see Note 7)	$130,496	$—	$130,496	$—	$—
Capital lease obligations (see Note 7)	9,524	913	1,859	1,212	5,540
Other long-term debt (see Note 7)	821	82	182	209	348
Interest payments	19,636	12,295	3,448	1,249	2,644
Operating lease obligations (see Note 8), (a)	3,319,098	381,833	767,641	718,451	1,451,173
Unrecognized tax benefits (b)	5,419	5,419	—	—	—
Naming rights, marketing, and other commitments (see Note 14)	140,548	59,301	40,350	7,309	33,588
Future minimum guaranteed contractual payments (see Note 14)	91,570	12,115	31,593	23,687	24,175

Total contractual obligations	$3,717,112	$471,958	$975,569	$752,117	$1,517,468

(a)	Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(b)	Excludes $10,999 of accrued liability for unrecognized tax benefits as we can not reasonably estimate the timing of settlement. These payments include interest and penalties.
The note references above are to the Notes to Consolidated Financial Statements included in Item 8 herein.
The following table summarizes the Company’s other commercial commitments, including both on and off-balance sheet arrangements, in effect at January 29, 2011:

		Less than
	Total	1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$1,643	$1,643
Standby letters of credit	19,884	19,884

Total other commercial commitments	$21,527	$21,527

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Critical Accounting Policies and Use of Estimates
The Company’s significant accounting policies are described in Note 2 of the Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Critical accounting policies are those that the Company believes are both most important to the portrayal of the Company’s financial condition and results of operations, and require the Company’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.
The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.
Inventory Valuation
The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the current selling price of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value, and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes, such as customer merchandise preference, unseasonable weather patterns, economic conditions or business trends could cause the Company’s inventory to be exposed to obsolescence or slow moving merchandise.
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
Business Combinations
In accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values and the excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The determination of fair value involves the use of estimates and assumptions which we believe provides a reasonable basis for determining fair value. We may engage outside appraisal firms to assist in the fair value determination of inventory, identifiable intangible assets such as trade names, and any other significant assets or liabilities.
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
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company’s net exposure to interest rate risk consists primarily of borrowings under the Credit Agreement. The Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or one-month LIBOR rates, at the Company’s election. Average borrowings were $63.7 million during fiscal 2009. There were no borrowings under the Credit Agreement during fiscal 2010.
Impact of Inflation
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.
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
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 43 through 68 of this report.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2011, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this document.
Inherent Limitations of Control Systems
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the internal control over financial reporting of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 29, 2011 of the Company and our report dated March 18, 2011 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 18, 2011

ITEM 9B.   OTHER INFORMATION
None.
PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item other than the following information concerning the Company’s Code of Business Conduct and Ethics is included under Part I, Item 1. “Business — Executive Officers of the Company” in this Form 10-K, and is incorporated by reference to the information under the captions “Election of Directors — Directors Standing for Election”, “ Election of Directors — Other Directors Not Standing for Election at this Meeting”, “Election of Directors — What committees has the Board established”, “Election of Directors — How does the Board select nominees for the Board”, “Election of Directors — Does the Company Have a Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement.
The Company adopted a Code of Business Conduct and Ethics applicable to its associates, officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. The Company has also adopted charters for its Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as Corporate Governance Guidelines. The Code of Business Conduct and Ethics, committee charters and Corporate Governance Guidelines are publicly available on the Investor Relations portion of the Company’s website at http://www.dickssportinggoods.com/investors. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a current report on Form 8-K filed with the SEC. The Company’s website does not form a part of this report.
ITEM 11.   EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information under the captions “Executive Compensation — Compensation Committee Report”, “Executive Compensation — Compensation Discussion and Analysis”, “ Summary Compensation Table”, “Grants of Plan-Based Awards”, “Understanding Our Summary Compensation and Grants of Plan-Based Awards Tables”, “Outstanding Equity Awards at Fiscal Year End”, “Option Exercises and Stock Vested”, “Nonqualified Deferred Compensation”, “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2011 Proxy Statement.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Part of the information required by this Item is incorporated by reference to the information under the caption “Stock Ownership” in the Company’s 2011 Proxy Statement. The following table summarizes information, as of January 29, 2011, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Number of Securities
	Number of Outstanding		Remaining Available
	Restricted Stock and		for Future Issuance
	Securities to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,693,877 (2)	$16.91	10,609,613 (2)
Equity compensation plans not approved by security holders	—		—

Total	13,693,877		10,609,613

(1)	Includes the 1992 Stock Plan, 2002 Stock Plan, Employee Stock Purchase Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

(2)	Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan, no restricted shares of Class B common stock or options exerciseable for Class B common stock have been granted.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Transactions with Related Persons” and “How does the Board determine which directors are considered independent?” in the Company’s 2011 Proxy Statement.
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the information under the caption “Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2011 Proxy Statement.
PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
(1) Financial Statements. The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 43 of this Form 10-K.
(2) Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 71 of this Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
(3) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 72 to 76 and is incorporated herein by reference, are filed as part of this Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick’s Sporting Goods, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 18, 2011

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net sales	$4,871,492	$4,412,835	$4,130,128
Cost of goods sold, including occupancy and distribution costs	3,422,462	3,195,899	2,946,079

GROSS PROFIT	1,449,030	1,216,936	1,184,049
Selling, general and administrative expenses	1,129,293	972,025	928,170
Impairment of goodwill and other intangible assets	—	—	164,255
Impairment of store assets	—	—	29,095
Merger and integration costs	—	10,113	15,877
Pre-opening expenses	10,488	9,227	16,272

INCOME FROM OPERATIONS	309,249	225,571	30,380
Gain on sale of asset	—	—	(2,356)
Interest expense	14,016	4,543	17,430
Other (income) expense	(2,278)	(2,148)	1,485

INCOME BEFORE INCOME TAXES	297,511	223,176	13,821
Provision for income taxes	115,434	87,817	53,686

NET INCOME (LOSS)	$182,077	$135,359	$(39,865)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.57	$1.20	$(0.36)
Diluted	$1.50	$1.15	$(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	116,236	113,184	111,662
Diluted	121,724	117,955	111,662
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	January 29,	January 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$546,052	$225,611
Accounts receivable, net	34,978	35,435
Income taxes receivable	9,050	8,420
Inventories, net	896,895	895,776
Prepaid expenses and other current assets	58,394	57,119
Deferred income taxes	18,961	—

Total current assets	1,564,330	1,222,361

PROPERTY AND EQUIPMENT, NET	684,886	662,304
INTANGIBLE ASSETS, NET	51,070	47,557
GOODWILL	200,594	200,594
OTHER ASSETS:
Deferred income taxes	27,157	66,089
Investments	10,789	10,880
Other	58,710	35,548

Total other assets	96,656	112,517

TOTAL ASSETS	$2,597,536	$2,245,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$446,511	$431,366
Accrued expenses	279,284	246,414
Deferred revenue and other liabilities	121,753	108,230
Income taxes payable	—	8,687
Current portion of other long-term debt and leasing obligations	995	978

Total current liabilities	848,543	795,675

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Other long-term debt and leasing obligations	139,846	141,265
Deferred revenue and other liabilities	245,566	225,166

Total long-term liabilities	385,412	366,431

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued and outstanding shares 93,768,978 and 89,772,740, at January 29, 2011 and January 30, 2010, respectively	938	898
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,960,870 and 25,035,870, at January 29, 2011 and January 30, 2010, respectively	250	250
Additional paid-in capital	625,184	526,715
Retained earnings	730,468	548,391
Accumulated other comprehensive income	6,741	6,973

Total stockholders’ equity	1,363,581	1,083,227

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,597,536	$2,245,333

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
NET INCOME (LOSS)	$182,077	$135,359	$(39,865)
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (loss) gain on securities available-for-sale, net of tax	(250)	5,363	(375)
Foreign currency translation adjustment, net of tax	18	108	(135)

COMPREHENSIVE INCOME (LOSS)	$181,845	$140,830	$(40,375)

See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, February 2, 2008	84,837,642	$848	26,307,480	$263	$438,283	$452,897	$2,012	$894,303
Exchange of Class B common stock for common stock	1,055,926	10	(1,055,926)	(10)	—	—	—	—
Sale of common stock under stock plan	380,438	4	—	—	5,170	—	—	5,174
Exercise of stock options	686,905	7	—	—	7,313	—	—	7,320
Restricted stock vested	150,000	2	—	—	(2)	—	—	—
Repurchase of common stock	(23,750)	—	—	—	(386)	—	—	(386)
Net loss	—	—	—	—	—	(39,865)	—	(39,865)
Stock-based compensation	—	—	—	—	25,600	—	—	25,600
Total tax benefit from exercise of stock options	—	—	—	—	1,941	—	—	1,941
Foreign currency translation adjustment, net of taxes of $83	—	—	—	—	—	—	(135)	(135)
Unrealized loss on securities available-for-sale, net of taxes of $221	—	—	—	—	—	—	(375)	(375)

BALANCE, January 31, 2009	87,087,161	$871	25,251,554	$253	$477,919	$413,032	$1,502	$893,577
Exchange of Class B common stock for common stock	215,684	3	(215,684)	(3)	—	—	—	—
Sale of common stock under stock plan	99,999	1	—	—	1,198	—	—	1,199
Exercise of stock options	2,369,896	23	—	—	9,352	—	—	9,375
Net income	—	—	—	—	—	135,359	—	135,359
Stock-based compensation	—	—	—	—	21,314	—	—	21,314
Total tax benefit from exercise of stock options	—	—	—	—	16,932	—	—	16,932
Foreign currency translation adjustment, net of taxes of $67	—	—	—	—	—	—	108	108
Unrealized gain on securities available-for-sale, net of taxes of $2,888	—	—	—	—	—	—	5,363	5,363

BALANCE, January 30, 2010	89,772,740	$898	25,035,870	$250	$526,715	$548,391	$6,973	$1,083,227
Exchange of Class B common stock for common stock	75,000	—	(75,000)	—	—	—	—	—
Exercise of stock options	3,921,238	40	—	—	52,912	—	—	52,952
Net income	—	—	—	—	—	182,077	—	182,077
Stock-based compensation	—	—	—	—	24,828	—	—	24,828
Total tax benefit from exercise of stock options	—	—	—	—	20,729	—	—	20,729
Foreign currency translation adjustment, net of taxes of $11	—	—	—	—	—	—	18	18
Unrealized loss on securities available-for-sale, net of taxes of $148	—	—	—	—	—	—	(250)	(250)

BALANCE, January 29, 2011	93,768,978	$938	24,960,870	$250	$625,184	$730,468	$6,741	$1,363,581

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$182,077	$135,359	$(39,865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,394	100,948	90,732
Impairment of goodwill and other intangible assets	—	—	164,255
Impairment of store assets	—	—	29,095
Amortization of discount on convertible notes	—	321	7,557
Deferred income taxes	18,005	9,151	(45,906)
Stock-based compensation	24,828	21,314	25,600
Excess tax benefit from exercise of stock options	(22,177)	(16,041)	(1,786)
Tax benefit from exercise of stock options	1,281	1,276	369
Other non-cash items	1,538	1,588	1,016
Gain on sale of asset	—	—	(2,356)
Changes in assets and liabilities:
Accounts receivable	9,265	6,823	3,090
Inventories	(1,119)	(41,005)	29,581
Prepaid expenses and other assets	(1,970)	(24,996)	(10,868)
Accounts payable	(2,251)	132,858	(56,709)
Accrued expenses	23,965	33,785	(7,881)
Income taxes payable / receivable	11,796	19,658	(63,254)
Deferred construction allowances	11,170	9,046	19,452
Deferred revenue and other liabilities	23,165	11,244	17,689

Net cash provided by operating activities	389,967	401,329	159,811

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(159,067)	(140,269)	(191,423)
Purchase of corporate aircraft	—	—	(25,107)
Proceeds from sale of corporate aircraft	—	—	27,463
Proceeds from sale-leaseback transactions	19,953	31,640	44,873
Deposits and purchases of other assets	(22,021)	—	—

Net cash used in investing activities	(161,135)	(108,629)	(144,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	—	—	—
Repayment of convertible notes	—	(172,500)	—
Construction allowance receipts	—	7,022	11,874
Payments on other long-term debt and leasing obligations	(934)	(2,566)	(6,793)
Proceeds from sale of common stock under employee stock purchase plan	—	1,199	5,174
Proceeds from exercise of stock options	52,952	9,375	7,320
Excess tax benefit from exercise of stock options	22,177	16,041	1,786
Repurchase of common stock	—	—	(386)
Increase (decrease) in bank overdraft	17,396	(605)	(9,927)

Net cash provided by (used in) financing activities	91,591	(142,034)	9,048

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	108	(135)

NET INCREASE IN CASH AND CASH EQUIVALENTS	320,441	150,774	24,530
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	225,611	74,837	50,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$546,052	$225,611	$74,837

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$—	$(52,054)	$28,310
Accrued property and equipment	$8,905	$(1,656)	$(18,986)
Cash paid during the year for interest	$12,384	$4,501	$8,021
Cash paid during the year for income taxes	$85,230	$63,378	$167,721
See notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Basis of Presentation
Operations — Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods equipment, apparel and footwear through its 525 stores, the majority of which are located throughout the eastern half of the United States.
Fiscal Year — The Company’s fiscal year ends on the Saturday closest to the end of January. Fiscal years 2010, 2009, and 2008 ended on January 29, 2011, January 30, 2010, and January 31, 2009, respectively. All fiscal years presented include 52 weeks of operations.
Principles of Consolidation — The consolidated financial statements include Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications — Certain amounts in the consolidated financial statements of prior year periods have been reclassified to conform to the current period’s presentation. The Company reclassified gains and losses associated with changes in its deferred compensation plan investment values and interest income from interest expense, net, to a separate line item on the Consolidated Statements of Operations. These changes were reflected for all periods presented.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments. Interest income from cash equivalents was $0.5 million, $0.1 million and $0.8 million for fiscal 2010, 2009 and 2008, respectively.
Cash Management — The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 29, 2011 and January 30, 2010 include $91.6 million and $74.2 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
Accounts Receivable — Accounts receivable consists principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $2.9 million and $4.2 million as of January 29, 2011 and January 30, 2010, respectively.
Inventories — Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $75.2 million and $76.0 million at January 29, 2011 and January 30, 2010, respectively.
Property and Equipment — Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years
For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense was $106.1 million, $99.4 million and $90.9 million for fiscal 2010, 2009 and 2008, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.
Impairment of Long-Lived Assets and Closed Store Reserves — The Company evaluates its long-lived assets to assess whether the carrying values have been impaired whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus eventual net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques.
The Company recognizes a liability for costs associated with closed or relocated premises when the Company ceases to use the location. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated each quarter.
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
Investments — Investments consist of shares of unregistered common stock of GSI Commerce, Inc. (“GSI”) and are carried at fair value within other assets, based upon the publicly quoted equity price of GSI’s stock. Unrealized holding gains and losses on the stock are included in other comprehensive income and are shown as a component of stockholders’ equity as of the end of each fiscal year (see Note 12). Gross unrealized holding gains at January 29, 2011 and January 30, 2010 were $10.5 million and $10.6 million, respectively.
Deferred Revenue and Other Liabilities — Deferred revenue and other liabilities is primarily comprised of gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, deferred liabilities related to construction allowances and liabilities for future rent payments for closed store locations. Deferred liabilities related to construction allowances, net of related amortization, were $114.3 million at January 29, 2011 and $103.8 million at January 30, 2010. Deferred revenue related to gift cards at January 29, 2011 and January 30, 2010 was $104.0 million and $95.0 million, respectively. Deferred rent, including deferred pre-opening rent, at January 29, 2011 and January 30, 2010 was $54.8 million and $49.1 million, respectively.

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
Merger and Integration Costs — The Company recorded $10.1 million of merger and integration costs during 2009. These costs relate to the integration of Chick’s operations and include duplicative administrative costs and management, advertising and severance expenses associated with the conversions from Chick’s stores to Dick’s stores. The Company recorded $15.9 million of merger and integration costs during 2008. These costs related to the integration of Golf Galaxy and Chick’s and included duplicative administrative costs, severance and system conversion costs related to the operational consolidation of Golf Galaxy and Chick’s with Dick’s pre-existing business. In addition, during 2008, the Company recorded $2.5 million in the provision for income taxes reflecting the tax impact of non-deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy during July 2008.
Earnings Per Share — Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.
Stock-Based Compensation — The Company has the ability to grant restricted shares of common stock and stock options to purchase common stock under the Dick’s Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the “Plans”). The Company also has an employee stock purchase plan (“ESPP”) that provides for eligible employees to purchase shares of the Company’s common stock (see Note 9).
Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes, using enacted tax rates in effect in the years in which the differences are expected to reverse.
Revenue Recognition — Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from e-commerce sales is recognized upon shipment of merchandise and any service related revenue is recognized primarily as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the Consolidated Statements of Operations in selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.
Cost of Goods Sold — Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Occupancy costs include rent, common area maintenance charges, real estate and other asset based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.
Selling, General and Administrative Expenses — Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.
Advertising Costs — Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $185.2 million, $160.1 million and $154.3 million for fiscal 2010, 2009 and 2008, respectively.
Vendor Allowances — Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	Fiscal Year
Merchandise Category	2010	2009	2008
Hardlines	$2,619	$2,453	$2,217
Apparel	1,382	1,251	1,254
Footwear	870	709	659

Total net sales	$4,871	$4,413	$4,130

Construction Allowances — All of the Company’s store locations are leased. The Company may receive reimbursement from a landlord for some of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances, construction allowances, or landlord reimbursements (“construction allowances”).
The Company’s accounting for construction allowances differs if the Company is deemed to be the owner of the asset during the construction period. Some of the Company’s leases have a cap on the construction allowance, which places the Company at risk for cost overruns and causes the Company to be deemed the owner during the construction period. In cases where the Company is deemed to be the owner during the construction period, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the term of the lease. The Company reports the amount of cash received for the construction allowance as “Construction allowance receipts” within the financing activities section of its Consolidated Statements of Cash Flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as “Proceeds from sale leaseback transactions” within the investing activities section of its Consolidated Statements of Cash Flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.
In instances where the Company is not deemed to be the owner during the construction period, reimbursement from a landlord for tenant improvements is classified as an incentive and included in “deferred revenue and other liabilities” on the Consolidated Balance Sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in “Deferred construction allowances”.
3. Goodwill and Other Intangible Assets
At January 29, 2011 and January 30, 2010, the Company reported goodwill of $200.6 million. There was no change in the carrying value of goodwill during fiscal 2010 or fiscal 2009.
Based on macroeconomic factors impacting the specialty golf business and historical and forecasted specialty golf operating performance during fiscal 2008, the Company determined that indicators of potential impairment were present during the fiscal quarter ended January 31, 2009. As a result, the Company assessed the carrying value of goodwill and intangible assets with indefinite lives for impairment acquired in its purchase of Golf Galaxy. Upon completion of the impairment test, the Company determined that the goodwill of its Golf Galaxy reporting unit was fully impaired and recorded a non-cash impairment charge of $111.3 million. The fair value of the Dick’s Sporting Goods reporting unit exceeded the carrying value of the assigned net assets, therefore no further testing was required

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and an impairment charge was not required. No impairment charges were recorded for goodwill during the years ended January 29, 2011 and January 30, 2010.
As a result of the impairment analysis performed during the fiscal quarter ended January 31, 2009 in connection with the Company’s intangible assets, the Company determined that the carrying value of the trade name and customer list related to its Golf Galaxy reporting unit exceeded its estimated fair value. Accordingly, the Company recorded a non-cash charge of $53.0 million ($32.6 million after-tax) to reduce the value of these intangible assets to their estimated fair value in the year ended January 31, 2009. No impairment charges were recorded during the years ended January 29, 2011 and January 30, 2010.
The Company had indefinite-lived and finite-lived intangible assets of $44.2 million and $6.9 million, respectively, as of January 29, 2011 and $39.7 million and $7.9 million, respectively, as of January 30, 2010.
The components of intangible assets were as follows (in thousands):

	2010		2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trademarks	$24,270	$—	$23,770	$—
Trade name (indefinite-lived)	15,900	—	15,900	—
Trade name (finite-lived)	—	—	800	(800)
Customer list	1,200	(480)	1,200	(240)
Favorable leases and other finite-lived intangible assets	8,802	(2,662)	8,802	(1,875)
Other indefinite-lived intangible assets	4,040	—	—	—

Total intangible assets	$54,212	$(3,142)	$50,472	$(2,915)

Amortization expense for the Company’s finite-lived intangible assets is included within selling, general and administrative expenses in the Consolidated Statements of Operations, and was $1.0 million, $1.0 million and $1.7 million for fiscal 2010, 2009 and 2008, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of January 29, 2011 is expected to be as follows (in thousands):

Estimated
Amortization
Fiscal Years	Expense
2011	$1,146
2012	1,202
2013	1,086
2014	654
2015	597
Thereafter	2,175

$6,860

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Store and Corporate Office Closings
The following table summarizes the activity of the Company’s store closing reserves (in thousands):

	2010	2009
Accrued store closing and relocation reserves, beginning of period	$35,716	$44,621
Expense charged to earnings	20,545	2,916
Cash payments	(12,073)	(13,339)
Interest accretion and other changes in assumptions	2,730	1,518

Accrued store closing and relocation reserves, end of period	46,918	35,716
Less: current portion of accrued store closing and relocation reserves	(11,129)	(8,484)

Long-term portion of accrued store closing and relocation reserves	$35,789	$27,232

The Company recorded $16.4 million of expenses related to the closure of 12 underperforming Golf Galaxy stores in fiscal 2010. These expenses are reflected as part of selling, general and administrative expenses in the Consolidated Statements of Operations.
The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the Consolidated Balance Sheets.
5. Property and Equipment
Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2010	2009
Buildings and land	$173,499	$173,966
Leasehold improvements	589,427	516,419
Furniture, fixtures and equipment	571,869	542,766

	1,334,795	1,233,151
Less: accumulated depreciation and amortization	(649,909)	(570,847)

Net property and equipment	$684,886	$662,304

The amounts above include construction in progress of $44.5 million and $71.5 million for fiscal 2010 and 2009, respectively.
Based upon the Company’s review of the historical and projected performance of certain underperforming Dick’s Sporting Goods, Golf Galaxy and Chick’s Sporting Goods stores during fiscal 2008, the Company determined that the carrying value of these stores exceeded their estimated fair values, resulting in a non-cash impairment charge of $29.1 million in fiscal 2008.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Accrued Expenses
Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2010	2009
Accrued payroll, withholdings and benefits	$107,655	$98,072
Accrued property and equipment	21,565	12,660
Other accrued expenses	150,064	135,682

Total accrued expenses	$279,284	$246,414

7. Debt
The Company’s outstanding debt at January 29, 2011 and January 30, 2010 was as follows (in thousands):

	2010	2009
Revolving line of credit	$—	$—
Capital leases	9,524	10,381
Financing leases	130,496	130,963
Other debt	821	899

Total debt	140,841	142,243
Less: current portion	(995)	(978)

Total long-term debt	$139,846	$141,265

Revolving Credit Agreement — On July 27, 2007, the Company entered into a Fourth Amendment to its Second Amended and Restated Credit Agreement (the “Credit Agreement”) that, among other things, extended the maturity of the Credit Agreement from July 27, 2008 to July 27, 2012, increased the potential Aggregate Revolving Credit Commitment, as defined in the Credit Agreement, from $350 million to a potential commitment of $450 million, including up to $75 million in the form of letters of credit, and reduced certain applicable interest rates and fees charged under the Credit Agreement.
On November 19, 2008, the Company entered into an Eighth Amendment to its Credit Agreement, the effect of which was to increase the Aggregate Revolving Loan Commitment by $90 million to a total of $440 million.
On September 27, 2010, the Company entered into the Tenth Amendment to its Credit Agreement. Among other things, the Tenth Amendment revised existing covenants or otherwise amended the Credit Agreement to: (i) permit the Company to incur unlimited capital lease obligations and indebtedness to finance the acquisition or improvement of any fixed or capital assets; (ii) increase the Company’s ability to incur up to $200 million of unsecured indebtedness; and (iii) permit the Company to make certain cash or common stock dividends to its stockholders.
As of January 29, 2011 and January 30, 2010, the Company’s total remaining borrowing capacity, after subtracting letters of credit, under the Credit Agreement was $418.5 million and $424.4 million, respectively. Borrowing availability under the Credit Agreement generally is limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding. Interest on outstanding indebtedness under the Credit Agreement is based upon a formula at either (a) the prime corporate lending rate minus the applicable margin of 0.25% or (b) the London Interbank Offering Rate (“LIBOR”), plus the applicable margin of 0.75% to 1.50%. The applicable margins are based on the level of total borrowings during the prior three months. The obligations of the Company under the Credit Agreement are secured by substantially all of the personal property of the Company, excluding store and distribution center equipment and fixtures, which have a net carrying value of $111.5 million as of January 29, 2011.
At January 29, 2011 and January 30, 2010, the prime rate was 3.25% and LIBOR was 0.26% and 0.23%, respectively. There were no outstanding borrowings under the Credit Agreement at January 29, 2011 and January 30, 2010.
The Credit Agreement contains restrictive covenants including the maintenance of a certain fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. As of January 29, 2011, the Company was in compliance with all terms of the Credit Agreement.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Credit Agreement provides for letters of credit not to exceed the lesser of (a) $75 million, (b) $440 million less the outstanding loan balance and (c) the borrowing base minus the outstanding loan balance. As of January 29, 2011 and January 30, 2010, the Company had outstanding letters of credit totaling $21.5 million and $15.6 million, respectively.
The Company had no borrowings under the Credit Agreement during fiscal 2010. The following table provides information about borrowings under the Credit Agreement during fiscal 2009 (dollars in thousands):

2009
Balance, fiscal period end	$—
Average interest rate	1.36%
Maximum outstanding during the year	$186,467
Average outstanding during the year	$63,734
Other Debt — Other debt, exclusive of capital lease and financing lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2010	2009
Note payable, due in monthly installments of approximately $6, including interest at 4%, through 2019	$513	$565
Note payable, due in monthly installments of approximately $5, including interest at 11%, through 2018	308	334

Total other debt	821	899
Less: current portion	(82)	(77)

Total Other Long-Term Debt	$739	$822

Certain of the agreements pertaining to other long-term debt contain financial and other restrictive covenants, none of which are more restrictive than those of the Credit Agreement as discussed herein.
Scheduled principal payments on other long-term debt as of January 29, 2011 are as follows (in thousands):

Fiscal Year
2011	$82
2012	88
2013	94
2014	101
2015	108
Thereafter	348

$821

Capital Lease Obligations —The Company leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 that expires in April 2021. In addition, the Company has a capital lease for a store location with a fixed interest rate of 10.6% that matures in 2024. The gross and net carrying values of assets under capital leases are approximately $10.3 million and $4.8 million, respectively, as of January 29, 2011 and $10.5 million and $5.9 million, respectively, as of January 30, 2010.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Scheduled lease payments under capital lease obligations as of January 29, 2011 are as follows (in thousands):

Fiscal Year
2011	$1,804
2012	1,804
2013	1,602
2014	1,437
2015	1,024
Thereafter	8,184

15,855
Less: amounts representing interest	(6,331)

Present value of net scheduled lease payments	9,524
Less: amounts due in one year	(913)

$8,611

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
The Company has a purchase option for the building, exercisable by the Company at various times beginning in March 2012. Due to this purchase option, the Company is deemed to have continuing involvement and the transaction qualifies as a financing lease under sale-leaseback accounting and therefore represents a debt obligation to the Company. The debt obligation recognized by the Company at the completion of the construction period represents the Company’s obligation to the lessor upon exercise of the purchase option. Monthly rent payments for the premises are recognized as interest expense in the Consolidated Statements of Operations, reflecting an implicit interest rate of approximately 8.5%.
The building is included in property and equipment, net and is depreciated using a 40 year life.
Scheduled lease payments assume the exercise of the Company’s purchase option in March 2012. Scheduled lease payments under financing lease obligations as of January 29, 2011 are as follows (in thousands):

Fiscal Year
2011	$11,405
2012	132,396
2013	—
2014	—
2015	—
Thereafter	—

143,801
Less: amounts representing interest	(13,305)

Present value of net scheduled lease payments	130,496
Less: amounts due in one year	—

$130,496

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Operating Leases
The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under noncancelable operating leases that expire at various dates through 2038. Certain of the store lease agreements contain renewal options for additional periods of five to ten years and contain certain rent escalation clauses. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $347.4 million, $340.0 million and $319.2 million for fiscal 2010, 2009 and 2008, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $20.0 million, $31.6 million and $44.9 million for fiscal 2010, 2009 and 2008, respectively.
Scheduled lease payments due under noncancelable operating leases as of January 29, 2011 are as follows (in thousands):

Fiscal Year
2011	$381,833
2012	386,122
2013	381,519
2014	367,583
2015	350,868
Thereafter	1,451,173

$3,319,098

The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $0.9 million, $1.0 million and $1.1 million for fiscal 2010, 2009 and 2008, respectively.
9. Stock-Based Compensation and Employee Stock Plans
The Company has the ability to grant restricted shares of common stock and options to purchase common stock under the Dick’s Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the “Plans”). The Company also has an employee stock purchase plan (“ESPP”) that provides for eligible employees to purchase shares of the Company’s common stock. As of January 29, 2011, shares of common stock available for future issuance pursuant to the Plans and ESPP were 9,659,215 shares and 950,398 shares, respectively.
The following represents total stock-based compensation and ESPP expense recognized in the Consolidated Statements of Operations for the fiscal years presented (in thousands):

	2010	2009	2008
Stock option expense	$13,272	$16,829	$20,345
Restricted stock expense	11,556	4,039	3,465
ESPP expense	—	446	1,790

Total stock-based compensation expense	$24,828	$21,314	$25,600

Total related tax benefit	$9,591	$8,239	$6,514
Stock Option Plans —The Company grants options to purchase common stock under the Plans, which generally vest over four years in 25% increments from the date of grant and expire seven to ten years from date of grant.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of stock-based awards to employees is estimated on the date of grant using the Black Scholes valuation with the following weighted average assumptions:

				Employee Stock
	Employee Stock Option Plans			Purchase Plan
Black Scholes Valuation Assumptions	2010	2009	2008	2008 (4)
Expected life (years) (1)	5.59	5.69	5.51	0.5
Expected volatility (2)	45.22%-48.03%	35.89%-47.54%	35.89%-41.80%	53.93%-88.03%
Weighted average volatility	46.56%	45.93%	36.34%	67.26%
Risk-free interest rate (3)	1.23%-2.87%	1.54%-2.73%	2.01%-3.51%	0.28%-2.13%
Expected dividend yield	—	—	—	—

Weighted average grant date fair value	$12.20	$6.21	$10.26	$3.75

(1)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

(2)	Expected volatility is based on the historical volatility of the Company’s common stock over a timeframe consistent with the expected life of the stock options.

(3)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.

(4)	The Company suspended the ESPP in March 2009.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
The stock option activity from February 2, 2008 through January 29, 2011 is presented in the following table:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	Subject to	Price per	Life	Intrinsic Value
	Options	Share	(Years)	(in thousands)
Outstanding, February 2, 2008	19,276,445	$14.66	6.35	$352,494
Granted	795,455	26.96
Exercised	(686,905)	10.56
Forfeited / Expired	(761,560)	23.23

Outstanding, January 31, 2009	18,623,435	$14.99	5.43	$37,135
Granted	2,250,876	14.01
Exercised	(2,369,896)	4.03
Forfeited / Expired	(1,160,640)	24.41

Outstanding, January 30, 2010	17,343,775	$15.73	4.76	$138,858
Granted	893,750	26.72
Exercised	(3,921,238)	13.45
Forfeited / Expired	(622,410)	19.91

Outstanding, January 29, 2011	13,693,877	$16.91	4.13	$258,697

Exercisable, January 29, 2011	10,175,856	$15.59	3.65	$205,705

The aggregate intrinsic value in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2010, 2009 and 2008 was $72.9 million, $44.6 million and $8.5 million, respectively. The total fair value of options vested during 2010, 2009 and 2008 was $13.7 million, $17.5 million and $23.9 million, respectively. The nonvested stock option activity for the year ended January 29, 2011 is presented in the following table:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Weighted
		Average Fair
	Shares	Value
Nonvested, January 30, 2010	4,459,397	$8.52
Granted	893,750	12.20
Vested	(1,419,145)	9.64
Forfeited	(415,981)	8.59

Nonvested, January 29, 2011	3,518,021	$9.00

As of January 29, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $15.3 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 1.98 years.
The Company issues new shares of common stock upon exercise of stock options.
Additional information regarding options outstanding as of January 29, 2011, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
Range of		Contractual	Average		Exercise
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Price
$1.08 - $9.19	1,249,355	1.59	$5.44	1,249,355	$5.44
$10.37 - $11.44	3,703,930	2.73	11.44	3,700,930	11.44
$12.44 - $17.98	3,758,481	4.27	14.49	2,022,929	15.05
$18.02 - $28.09	2,890,053	5.39	23.28	1,806,629	21.42
$28.23 - $37.78	2,092,058	6.15	28.99	1,396,013	28.87

$1.08 - $37.78	13,693,877	4.13	$16.91	10,175,856	$15.59

Restricted Stock — Beginning in fiscal 2007, the Company issued shares of restricted stock to eligible employees, subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee’s continuing employment as of that date.
The restricted stock activity from February 2, 2008 through January 29, 2011 is presented in the following table:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Nonvested, February 2, 2008	300,000	$26.01
Granted	413,843	27.39
Vested	(150,000)	26.01
Forfeited	(190,381)	26.40

Nonvested, January 31, 2009	373,462	$27.33
Granted	481,673	14.23
Vested	—	—
Forfeited	(70,217)	22.65

Nonvested, January 30, 2010	784,918	$19.71
Granted	1,383,273	26.48
Vested	—	—
Forfeited	(177,123)	23.12

Nonvested, January 29, 2011	1,991,068	$24.11

As of January 29, 2011, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock, net of estimated forfeitures, was approximately $21.5 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 1.67 years.
Effective July 18, 2008, two executives of the Company’s Golf Galaxy subsidiary stepped down from their positions. Stock options granted to these executives exercisable for up to 630,000 shares of the Company’s common stock at an exercise price of $27.30 per share and all previously granted stock options that were exercisable for Golf Galaxy common stock (converted to options exercisable for the Company’s common stock as a result of the acquisition of Golf Galaxy by the Company) became fully vested upon their departure. 150,000 shares of restricted common stock granted to these executives on February 13, 2007 that were to vest based only on the passage of time also became fully vested. The executives forfeited any rights to an additional 150,000 shares of restricted common stock granted to them on February 13, 2007 that were to vest based on the attainment of certain performance metrics. The accelerated vesting of these stock options and restricted stock, net of the reversal of previously recognized compensation expense, for these individuals resulted in a pre-tax charge of $0.5 million in fiscal 2008, which is recorded in merger and integration costs on the Consolidated Statements of Operations.
On March 16, 2010, the Company granted 672,336 shares of restricted stock as a special one-time award in support of the Company’s long-term strategic initiatives. These grants vest, in whole or in part, at the end of a three year period upon the successful achievement of pre-established performance criteria.
Employee Stock Purchase Plan — The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company’s common stock. There are two offering periods in a fiscal year, one ending on June 30 and the other on December 31, or as otherwise determined by the Company’s compensation committee. The employee’s purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 for all purchases ending within the same calendar year. The total number of shares issuable under the plan is 4,620,000. The Company issued 99,999 shares under the plan during fiscal 2009. The Company suspended the ESPP in March 2009, such that its employees were not permitted to purchase shares under the plan subsequent to the period ended June 30, 2009. The fiscal 2009 shares were issued at an average price of $11.99.
Common Stock, Class B Common Stock and Preferred Stock — During fiscal 2004, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share, from 100,000,000 to 200,000,000 and Class B common stock, par value $0.01 per share, from 20,000,000 to 40,000,000. In addition, the Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party and relatives of the related party hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradable. Each share of Class B common stock can be converted into one share of common stock at the holder’s option at any time.
10. Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	2010	2009	2008
Current:
Federal	$79,931	$65,424	$86,091
State	17,498	13,242	13,501

	97,429	78,666	99,592

Deferred:
Federal	18,910	8,202	(42,105)
State	(905)	949	(3,801)

	18,005	9,151	(45,906)

Total provision	$115,434	$87,817	$53,686

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.8%	4.7%	3.7%
Non-deductible compensation	—	—	20.2%
Goodwill impairment	—	—	328.2%
Other permanent items	—	(0.4)%	1.3%

Effective income tax rate	38.8%	39.3%	388.4%

The 2010 effective income tax rate reflects the Company’s efforts to simplify the organization of its tax entities. The 2008 effective income tax rate includes $2.5 million of non-deductible executive separation costs resulting from the departure of certain executive officers of Golf Galaxy and the impairment of non-deductible goodwill related to the 2007 acquisition of Golf Galaxy.
Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2010	2009
Store closing expense	$18,496	$13,642
Stock-based compensation	32,009	29,515
Employee benefits	23,841	15,400
Other accrued expenses not currently deductible for tax purposes	8,973	5,701
Deferred rent	20,837	23,663
Insurance	2,338	1,844
Gift cards	5,365	9,343
Deferred revenue currently taxable	4,132	4,256
Non income based tax reserves	1,204	3,707
Uncertain income tax positions	4,151	3,105
Net operating loss carryforwards	205	586

Total deferred tax assets	121,551	110,762

Property and equipment	(44,879)	(2,066)
Inventory	(16,623)	(29,784)
Unrealized gains on securities available for sale	(3,996)	(3,989)
Intangibles	(9,935)	(8,976)

Total deferred tax liabilities	(75,433)	(44,815)

Net deferred tax asset	$46,118	$65,947

The deferred tax asset from tax loss carryforwards of $0.2 million represents approximately $3.7 million of state net operating loss carryforwards, which expire between 2024 and 2029. In 2010, of the $46.1 million net deferred tax asset, $19.0 million is recorded in other current assets and $27.1 million is recorded in other long-term assets in the Consolidated Balance Sheets. In 2009, of the $65.9 million net deferred tax asset, $66.1 million was recorded in other long-term assets and $0.2 million was recorded in other short-term liabilities in the Consolidated Balance Sheets.
As of January 29, 2011, the total liability for uncertain tax positions, including related interest and penalties, was approximately $16.0 million. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties:

	Fiscal Year Ended
	2010	2009	2008
Beginning of year	$12,778	$7,829	$9,715
Increases as a result of tax positions taken in a prior period	695	3,667	1,303
Decreases as a result of tax positions taken in a prior period	—	—	(2,627)
Increases as a result of tax positions taken in the current period	2,304	2,185	1,188
Decreases as a result of settlements during the current period	(667)	—	(1,545)
Reductions as a result of a lapse of statute of limitations during the current period	(1,550)	(903)	(205)

End of year	$13,560	$12,778	$7,829

Included in the balance at January 29, 2011 are $6.9 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of January 29, 2011, the liability for uncertain tax positions included $2.4 million for the accrual of interest and penalties. During the years ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company recorded $1.2 million, $0.4 million and $0.7 million, respectively, for the accrual of interest and penalties in its Consolidated Statements of Operations. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $5.4 million of the Company’s gross unrecognized tax benefits and interest at January 29, 2011 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Operations during fiscal 2011.
The Internal Revenue Service is currently examining tax years 2007 and 2008 and the audit is expected to close in fiscal 2011. The Company and its subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state income tax returns are currently in the process of examination or administrative appeal. Management does not anticipate any potential settlement to result in a material change to the Company’s financial position.
11. Earnings per Common Share
The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2010	2009	2008
Earnings per common share — Basic:
Net income (loss)	$182,077	$135,359	$(39,865)
Weighted average common shares outstanding	116,236	113,184	111,662
Earnings (loss) per common share	$1.57	$1.20	$(0.36)

Earnings per common share — Diluted:
Net income (loss)	$182,077	$135,359	$(39,865)
Weighted average common shares outstanding — Basic	116,236	113,184	111,662
Dilutive effect of stock-based awards	5,488	4,771	—

Weighted average common shares outstanding — Diluted	121,724	117,955	111,662
Earnings (loss) per common share	$1.50	$1.15	$(0.36)
For fiscal years 2010 and 2009, 3.2 million and 6.4 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for fiscal 2008, 19.0 million shares were excluded from the calculation of diluted loss per share, as these shares were anti-dilutive.
12. Investments
In April 2001, the Company entered into a 10-year Internet commerce agreement with GSI. Under the terms of this agreement, GSI was responsible for all financial and operational aspects of the Company’s Internet site, which operates under the domain name “DicksSportingGoods.com,” which name has been licensed to GSI by the Company. The Company and GSI entered into a royalty arrangement that permitted the Company, at its election, to purchase an equity ownership in GSI at a price that was less than the GSI market value per share in lieu of royalties until Internet sales reached a predefined amount. The equity ownership consists of unregistered common stock of GSI (see Note 2). The Company recognizes the difference between the fair value of the GSI stock that it purchased and its cost as deferred revenue. Deferred revenue at January 29, 2011 and January 30, 2010 was $0.9 million and $1.0 million, respectively. In total, the number of shares the Company holds represents less than 5% of GSI’s outstanding common stock. In August 2008, the Company amended its agreement with GSI. Under the terms of the amended agreement, in addition to extending the term of the agreement to February 1, 2024 and certain other amendments, the Company assumed operational responsibility for its Internet commerce business effective February 1, 2009, including merchandise procurement, assortment and pricing, while GSI became primarily responsible for hosting and maintaining the website, order fulfillment and customer service. GSI is paid a transaction fee by the Company based on the value and type of orders placed through the website. The deferred revenue is being amortized through the term of the amended agreement.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Retirement Savings Plans
The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees that have worked 1,000 hours or more in a year and attained 21 years of age. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant’s contribution, up to 10% of the participant’s compensation. The Company’s discretionary matching contribution percentage is typically 50%. Total expense recorded under the plan was $5.5 million, $3.6 million and $4.1 million for fiscal 2010, 2009 and 2008, respectively.
We have non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $18.6 million and $12.1 million at January 29, 2011 and January 30, 2010, respectively, and is included with long-term liabilities on the Consolidated Balance Sheets. Total expense recorded under these plans was $3.8 million, $0.6 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively.
14. Commitments and Contingencies
The Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required payments at January 29, 2011 is as follows (in thousands):

Fiscal Year
2011	$12,115
2012	14,935
2013	16,658
2014	18,430
2015	5,257
Thereafter	24,175

$91,570

Also, the Company is required to pay additional royalties when the royalties that are based on the qualified purchases or retail sales (depending on the agreement) exceed the guaranteed minimum. The aggregate payments made under these agreements requiring minimum guaranteed contractual amounts were $11.4 million, $12.6 million and $9.7 million during fiscal 2010, 2009 and 2008, respectively.
The Company also has certain naming rights, marketing, and other commitments extending through 2026 of $140.5 million. Payments under these commitments were $49.7 million during fiscal 2010. Payments under these commitments are scheduled to be made as follows: fiscal 2011, $59.3 million; fiscal 2012, $36.9 million; fiscal 2013, $3.4 million; fiscal 2014, $3.6 million; fiscal 2015, $3.7 million; and thereafter, $33.6 million.
In December 2009, the Company entered into an asset assignment agreement with a related party. The Company made deposits totaling $8 million in fiscal 2009 under the assigned purchase agreement. All deposits are attributed to the total purchase price of $59.5 million, which is payable in increments through 2013. If the agreement is terminated prior to the delivery date, up to $3.5 million of the deposits are non-refundable.
On January 28, 2011, the Company and attorneys for a group of plaintiffs filed a settlement agreement in the United States District Court for the Western District of New York to settle Tamara Barrus, et al. v. Dick’s Sporting Goods, Inc. et al. and 22 related wage and hour class action lawsuits. The settlement, which is subject to court approval, covers wage and hour claims under the laws of 36 states. Under the settlement, the total amount to be paid will depend on the number of claims that are submitted by class members with a maximum settlement amount not to exceed $15 million plus interest and taxes. The settlement and related fees resulted in a pre-tax charge during the fiscal fourth quarter of 2010 of approximately $10.8 million ($6.5 million after tax), which is reflected as part of selling, general and administrative expenses on the Consolidated Statements of Operations.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In addition to the above matter, the Company is involved in legal proceedings incidental to the normal conduct of its business. Although the outcome of any pending legal proceedings cannot be predicted with certainty, management believes that adequate insurance coverage is maintained and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.
15. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820, Fair Value Measurement and Disclosures, outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis as of January 29, 2011 and January 30, 2010 are set forth in the table below:

Description	Level 1	Level 2	Level 3
As of January 29, 2011
Assets:
Unregistered common stock of GSI Commerce (see Note 12)	$10,789	$—	$—
Deferred compensation plan assets held in trust (see Note 13)	18,641	—	—

Total assets	$29,430	$—	$—

As of January 30, 2010
Assets:
Unregistered common stock of GSI Commerce (see Note 12)	$10,880	$—	$—
Deferred compensation plan assets held in trust (see Note 13)	12,119	—	—

Total assets	$22,999	$—	$—

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets, therefore, the respective assets are determined to be Level 1 instruments. There were no transfers between Level 1, 2 or 3 during fiscal 2010.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both January 29, 2011 and January 30, 2010.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for fiscal 2010 and 2009 is as follows (in thousands, except earnings per share data):

	Fiscal 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,047,531	$1,226,063	$1,078,984	$1,518,914
Gross profit	302,220	360,145	307,071	479,594
Income from operations	46,992	88,058	28,208	145,991
Net income	26,209	51,516	16,863	87,489
Earnings per common share:
Basic (1)	$0.23	$0.44	$0.15	$0.74
Diluted	$0.22	$0.43	$0.14	$0.71
Weighted average common shares outstanding:
Basic	115,155	115,815	116,024	117,952
Diluted	120,387	121,039	121,408	124,063

	Fiscal 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$959,662	$1,126,767	$989,816	$1,336,590
Gross profit	250,423	309,901	266,831	389,781
Income from operations (1)	16,917	63,827	31,756	113,069
Net income (1)	10,221	38,925	18,854	67,360
Earnings per common share:
Basic	$0.09	$0.35	$0.17	$0.59
Diluted (1)	$0.09	$0.33	$0.16	$0.56
Weighted average common shares outstanding:
Basic	112,359	112,473	113,266	114,640
Diluted	116,220	117,230	118,704	119,666

(1)	Quarterly results for fiscal 2010 and 2009 do not add to full year results due to rounding.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DICK’S SPORTING GOODS, INC.
(Registrant)
By: /s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President — Finance, Administration and Chief Financial Officer
Date: March 18, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK	Chairman, Chief Executive Officer and	March 18, 2011
Edward W. Stack	Director

/s/ TIMOTHY E. KULLMAN	Executive Vice President — Finance,	March 18, 2011
Timothy E. Kullman	Administration and Chief Financial Officer (principal financial officer)

/s/ JOSEPH R. OLIVER	Senior Vice President — Chief	March 18, 2011
Joseph R. Oliver	Accounting Officer and Controller (principal accounting officer)

/s/ WILLIAM J. COLOMBO	Vice Chairman and Director	March 18, 2011
William J. Colombo

/s/ EMANUEL CHIRICO	Director	March 18, 2011
Emanuel Chirico

/s/ JACQUALYN A. FOUSE	Director	March 18, 2011
Jacqualyn A. Fouse

/s/ DAVID I. FUENTE	Director	March 18, 2011
David I. Fuente

/s/ WALTER ROSSI	Director	March 18, 2011
Walter Rossi

/s/ LAWRENCE J. SCHORR	Director	March 18, 2011
Lawrence J. Schorr

/s/ LARRY D. STONE	Director	March 18, 2011
Larry D. Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dick’s Sporting Goods, Inc.
Pittsburgh, Pennsylvania
We have audited the consolidated financial statements of Dick’s Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and for each of the three fiscal years in the period ended January 29, 2011, and the Company’s internal control over financial reporting as of January 29, 2011, and have issued our reports thereon dated March 18, 2011; such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 18, 2011

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charged to		Other -		Balance at
	Beginning	Costs and		Acquisition		End
	of Period	Expenses		Related	Deductions	of Period
Fiscal 2008
Inventory reserve	$19,215	$10,814		$3,012	$(7,674)	$25,367
Allowance for doubtful accounts	2,885	5,507		—	(5,133)	3,259
Reserve for sales returns	2,254	65	(1)	—	—	2,319

Fiscal 2009
Inventory reserve	$25,367	$13,923		$—	$(18,881)	$20,409
Allowance for doubtful accounts	3,259	6,519		—	(5,575)	4,203
Reserve for sales returns	2,319	408	(1)	—	—	2,727

Fiscal 2010
Inventory reserve	$20,409	$4,583		$—	$(5,885)	$19,107
Allowance for doubtful accounts	4,203	4,383		—	(5,664)	2,922
Reserve for sales returns	2,727	943	(1)	—	—	3,670

(1)	Represents increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns

Index to Exhibits

Exhibit
Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.2	Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.3	Form of Agreement entered into between Dick’s Sporting Goods, Inc. and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.4	Form of Option Award entered into between Dick’s Sporting Goods, Inc. and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.5	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Statement on Form S-1, File No. 333-96587, filed on July 17, 2002

10.6	Option Agreement between Dick’s Sporting Goods, Inc. and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, File No. 001-31463, filed on April 8, 2004

10.7	Second Amended and Restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 30, 2004

10.8	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

10.9	Description of Compensation Payable to Non-Management Directors	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 8, 2005

Exhibit
Number	Description	Method of Filing

10.10	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Dick’s Sporting Goods, Inc.	Incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2006

10.11	Aircraft Sublease Agreement, dated February 13, 2006, for the business use of an aircraft, between Dick’s Sporting Goods, Inc. and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on February 14, 2006

10.12	Dick’s Sporting Goods Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 6, 2006

10.13	First Amendment to the Second Amended and Restated Credit Agreement dated as of November 9, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on November 14, 2006

10.14	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 13, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on February 13, 2007

10.15	Third Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of February 28, 2007	Incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2007

10.16	Golf Galaxy, Inc. Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.17	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Statement on Form S-8, File No. 333-140713, filed on February 14, 2007

10.18	Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement, File No. 001-31463, filed on May 3, 2007

10.19	Offer Letter between Dick’s Sporting Goods, Inc. and Timothy E. Kullman, dated February 5, 2007, as amended by letter dated February 9, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 20, 2007

10.20	Amendment to Dick’s Sporting Goods, Inc. Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q, File No. 001-31463, filed on June 6, 2007

10.21	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated July 27, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 2, 2007

10.22	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of November 20, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 7, 2007

10.23	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.24	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

Exhibit
Number	Description	Method of Filing

10.25	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of January 24, 2008	Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.26	Written Description of Performance Incentive Awards	Incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.27	Form of Restricted Stock Award	Incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008

10.28	Registrant’s Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Schedule 14A, File No. 001-31463, filed on May 7, 2008

10.29	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.30	Amendment to Registrant’s 1992 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.31	Amendment to Golf Galaxy, Inc.’s Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.32	Second Amendment to Registrant’s Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.33	Third Amendment to Registrant’s Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.34	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 26, 2008

10.35	Eighth Amendment and Joinder to the Second Amended and Restated Credit Agreement, dated as of November 19, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on November 19, 2008

10.36	Second Amendment to the Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009

10.37	Fourth Amendment to the Dick’s Sporting Goods Supplemental Smart Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009

10.38	First Amendment to the Amended and Restated Employee Stock Purchase Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009

10.39	Separation Agreement executed on April 27, 2009 by Gwendolyn K. Manto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 22, 2009

Exhibit
Number	Description	Method of Filing

10.40	Form of Long-Term Performance Based Restricted Stock Award	Incorporate by reference to Exhibit 10.43 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 18, 2010

10.41	Ninth Amendment to the Second Amended and Restated Credit Agreement, dated December 21, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 27, 2010

10.42	Tenth Amendment, dated as of September 27, 2010, to the Second Amended and Restated Credit Agreement, dated as of July 28, 2004	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on October 1, 2010

10.43	Amendment to Aircraft Sublease Agreement, effective as of January 30, 2011 by and between Corporate Air, LLC, and Dick’s Sporting Goods, Inc.	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 18, 2011 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of March 18, 2011 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 18, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of March 18, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 29, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.
The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.