Form 10-Q
period 2011-04-30
DICKS SPORTING GOODS INC
filed 2011-05-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2011
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
The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 17, 2011 was 95,160,348 and 24,960,870, respectively.

INDEX TO FORM 10-Q

Page Number

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	17

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18

SIGNATURES	18

INDEX TO EXHIBITS	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	$1,113,849	$1,047,531
Cost of goods sold, including occupancy and distribution costs	783,406	745,311

GROSS PROFIT	330,443	302,220
Selling, general and administrative expenses	263,735	253,149
Pre-opening expenses	2,266	2,079

INCOME FROM OPERATIONS	64,442	46,992
Interest expense	3,484	3,508
Other income	(1,108)	(688)

INCOME BEFORE INCOME TAXES	62,066	44,172
Provision for income taxes	24,568	17,963

NET INCOME	$37,498	$26,209

EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.23
Diluted	$0.30	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	119,361	115,155
Diluted	125,367	120,387
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in thousands)

	April 30,	January 29,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$532,525	$546,052
Accounts receivable, net	43,474	34,978
Income taxes receivable	5,695	9,050
Inventories, net	1,054,871	896,895
Prepaid expenses and other current assets	67,099	58,394
Deferred income taxes	17,731	18,961

Total current assets	1,721,395	1,564,330

Property and equipment, net	712,812	684,886
Intangible assets, net	51,446	51,070
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	22,057	27,157
Investments	13,992	10,789
Other	51,914	58,710

Total other assets	87,963	96,656

TOTAL ASSETS	$2,774,210	$2,597,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$602,280	$446,511
Accrued expenses	243,814	279,284
Deferred revenue and other liabilities	99,660	121,753
Current portion of other long-term debt and leasing obligations	995	995

Total current liabilities	946,749	848,543

LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Other long-term debt and leasing obligations	139,605	139,846
Deferred revenue and other liabilities	255,686	245,566

Total long-term liabilities	395,291	385,412

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	951	938
Class B common stock	250	250
Additional paid-in capital	654,226	625,184
Retained earnings	767,966	730,468
Accumulated other comprehensive income	8,777	6,741

Total stockholders’ equity	1,432,170	1,363,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,774,210	$2,597,536

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
NET INCOME	$37,498	$26,209
OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities available-for-sale, net of tax	2,014	1,204
Foreign currency translation adjustment, net of tax	22	21

COMPREHENSIVE INCOME	$39,534	$27,434

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total
BALANCE, January 29, 2011	93,768,978	$938	24,960,870	$250	$625,184	$730,468	$6,741	$1,363,581
Exercise of stock options	1,159,474	11	—	—	14,066	—	—	14,077
Restricted stock vested	282,262	3	—	—	(3)	—	—	—
Repurchase of common stock	(83,745)	(1)	—	—	(3,320)	—	—	(3,321)
Net income	—	—	—	—	—	37,498	—	37,498
Stock-based compensation	—	—	—	—	6,504	—	—	6,504
Total tax benefit from exercise of stock options	—	—	—	—	11,795	—	—	11,795
Foreign currency translation adjustment, net of taxes of $13	—	—	—	—	—	—	22	22
Unrealized gain on securities available-for-sale, net of taxes of $1,202	—	—	—	—	—	—	2,014	2,014

BALANCE, April 30, 2011	95,126,969	$951	24,960,870	$250	$654,226	$767,966	$8,777	$1,432,170

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,498	$26,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,436	25,866
Deferred income taxes	5,141	(17,380)
Stock-based compensation	6,504	5,999
Excess tax benefit from exercise of stock options	(11,644)	(5,774)
Tax benefit from exercise of stock options	191	418
Other non-cash items	378	387
Changes in assets and liabilities:
Accounts receivable	(5,014)	1,973
Inventories	(157,976)	(113,973)
Prepaid expenses and other assets	(9,501)	(8,398)
Accounts payable	142,418	95,773
Accrued expenses	(47,896)	(33,460)
Income taxes payable / receivable	14,959	22,238
Deferred construction allowances	6,455	762
Deferred revenue and other liabilities	(23,404)	(14,293)

Net cash used in operating activities	(14,455)	(13,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,584)	(24,300)
Proceeds from sale-leaseback transactions	10	—
Deposits and purchases of other assets	(2,030)	—

Net cash used in investing activities	(34,604)	(24,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit (payments) borrowings, net	—	—
Payments on other long-term debt and leasing obligations	(241)	(231)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	14,077	8,016
Excess tax benefit from exercise of stock options	11,644	5,774
Repurchase of common stock	(3,321)	—
Increase in bank overdraft	13,351	5,720

Net cash provided by financing activities	35,510	19,279

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	22	21

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,527)	(18,653)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	546,052	225,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$532,525	$206,958

Supplemental disclosure of cash flow information:
Accrued property and equipment	$12,426	$325
Cash paid for interest	$3,107	$3,046
Cash paid for income taxes	$4,139	$12,027
See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Company
Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods equipment, apparel and footwear through its 528 stores, the majority of which are located throughout the eastern half of the United States. Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s”, “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us, in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the Securities and Exchange Commission on March 18, 2011. Operating results for the 13 weeks ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 28, 2012 or any other period.
3. Store and Corporate Office Closings
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
The following table summarizes the activity in fiscal 2011 and 2010 (in thousands):

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
Accrued store closing and relocation reserves, beginning of period	$46,918	$35,716
Expense charged to earnings	—	2,808
Cash payments	(3,521)	(2,257)
Interest accretion and other changes in assumptions	207	430

Accrued store closing and relocation reserves, end of period	43,604	36,697
Less: current portion of accrued store closing and relocation reserves	(10,315)	(10,542)

Long-term portion of accrued store closing and relocation reserves	$33,289	$26,155

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the unaudited consolidated balance sheets.
4. Earnings per Common Share
Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
Net income	$37,498	$26,209
Weighted average common shares outstanding (for basic calculation)	119,361	115,155
Dilutive effect of stock-based awards	6,006	5,232

Weighted average common shares outstanding (for diluted calculation)	125,367	120,387

Earnings per common share — basic	$0.31	$0.23
Earnings per common share — diluted	$0.30	$0.22
For the 13 weeks ended April 30, 2011 and May 1, 2010, 0.4 million and 4.3 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
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
▪	Changes in consumer demand;
▪	Unauthorized disclosure of sensitive, personal or confidential information;
▪	Disruptions in our or our vendors’ supply chain, including as a result of political instability, foreign trade issues, the impact of the recent economic or financial downturn on distributors or other reasons;
▪	Our relationships with our vendors, including potential increases in the costs of their products and our ability to pass those cost increases on to our customers, their ability to maintain their inventory and production levels and their ability or willingness to provide us with sufficient quantities of products at acceptable prices;
▪	Factors that could negatively affect our private brand offerings, including fluctuations in the cost of products resulting from increases in raw material prices and other factors, reliance on foreign sources of production, compliance with government and industry safety standards, and intellectual property risks;
▪	Risks and costs relating to the products we sell, including: product liability claims and the availability of recourse to third parties, including under our insurance policies; product recalls; and the regulation of and other hazards associated with certain products we sell, such as hunting rifles and ammunition;
▪	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;
▪	Costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor, employment and the sale of consumer products;
▪	Our ability to secure and protect our trademarks, patents and other intellectual property;
▪	Risks relating to operating as a multi-channel retailer, including the impact of rapid technological change, internet security and privacy issues, the threat of systems failure or inadequacy, increased or changing governmental regulation and increased competition;
▪	Disruption of or other problems with our current management information systems or software;
▪	Any serious disruption at our distribution facilities;
▪	The seasonality of our business;
▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;
▪	The outcome of litigation or other legal actions against us;
▪	Our pursuit of strategic acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;
▪	Our ability to meet our labor needs;
▪	Currency exchange rate fluctuations;
▪	We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;
▪	The impact on the U.S. retail environment of foreign instability and conflict;
▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;
▪	Impairment in the carrying value of goodwill or other acquired intangibles; and
▪	Other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 29, 2011.
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

OVERVIEW
Dick’s is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer (“Golf Galaxy”). Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s”, “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.
As of April 30, 2011, we operated 447 Dick’s stores in 42 states and 81 Golf Galaxy stores in 30 states, with approximately 26.0 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States. Additionally, the Company maintains e-commerce operations for both Dick’s and Golf Galaxy.
Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.
The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins. In the last five years, the Company has grown from 263 stores as of April 29, 2006 to 528 stores as of April 30, 2011, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores, although its rate of growth has decreased from the rate of growth experienced in earlier years, reflecting recent economic conditions.
In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Consolidated same store sales performance — For the 13 weeks ended April 30, 2011, the Company’s consolidated same store sales increased 2.1% compared to a 8.2% increase during the same period in fiscal 2010. The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 900 Dick’s locations across the United States.

•	Operating cash flow — Net cash used in operations totaled $14.5 million in the 13 weeks ended April 30, 2011 while the Company used $13.7 million during the same period in fiscal 2010. We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels. See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions or investments that may arise from time to time.

•	Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•	Store productivity — To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow. New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements. There have been no changes in the Company’s critical accounting policies during the period ended April 30, 2011.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
The Company reported net income of $37.5 million for the current quarter, or $0.30 per diluted share, compared to net income of $26.2 million, or $0.22 per diluted share, for the 13 weeks ended May 1, 2010.
Net sales for the current quarter increased 6.3% to $1.1 billion, due primarily to a 2.1% increase in consolidated same store sales and the opening of new stores.
As a percentage of net sales, gross profit increased 82 basis points to 29.67% for the quarter, due primarily to higher merchandise margins that resulted from changes in sales mix at our Dick’s stores and lower clearance levels compared to last year’s first quarter.
We ended the first quarter with no outstanding borrowings under our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”).
The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended			13 Weeks Ended
	April 30, 2011			May 1, 2010
	Dick’s Sporting			Dick’s Sporting
	Goods	Golf Galaxy	Total	Goods	Golf Galaxy	Total
Beginning stores	444	81	525	419	91	510
Q1 New	3	—	3	5	—	5
Closed	—	—	—	—	—	—

Ending stores	447	81	528	424	91	515

Relocated stores	—	—	—	—	—	—

Remodeled stores	—	—	—	—	—	—

The following table presents for the periods indicated selected items in the unaudited consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period. In addition, other selected data is provided to facilitate a further understanding of our business. This table should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	April 30,	May 1,	from Prior Year
	2011(A)	2010(A)	2010-2011(A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.33	71.15	(82)

Gross profit	29.67	28.85	82
Selling, general and administrative expenses (3)	23.68	24.17	(49)
Pre-opening expenses (4)	0.20	0.20	—

Income from operations	5.79	4.49	130
Interest expense (5)	0.31	0.33	(2)
Other income (6)	(0.10)	(0.07)	(3)

Income before income taxes	5.57	4.22	135
Provision for income taxes	2.21	1.71	50

Net income	3.37%	2.50%	87

Other Data:
Consolidated same store sales increase (7)	2.1%	8.2%
Number of stores at end of period	528	515
Total square feet at end of period	26,054,334	25,091,264

(A)	Column does not add due to rounding.
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
(4) Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening which are expensed as incurred.
(5) Interest expense results primarily include rent payments under the Company’s financing lease obligation for its corporate headquarters and interest on borrowings under the Credit Agreement.
(6) Other income results primarily from gains associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.
(7) Stores are included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location.

13 Weeks Ended April 30, 2011 Compared to the 13 Weeks Ended May 1, 2010
Net Income
The Company reported net income of $37.5 million for the current quarter, or $0.30 per diluted share, compared to net income of $26.2 million, or $0.22 per diluted share, for the 13 weeks ended May 1, 2010.
Net Sales
Net sales for the current quarter increased 6.3% to $1.1 billion, due primarily to a 2.1% increase in consolidated same store sales and the opening of new stores. The 2.1% consolidated same store sales increase consisted of a 1.4% increase in Dick’s Sporting Goods stores, a 3.3% increase in Golf Galaxy and a 25.2% increase in the Company’s e-commerce business. The inclusion of the e-commerce business resulted in an increase of approximately 53 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended April 30, 2011, compared to 16 basis points for the 13 weeks ended May 1, 2010.
The increase in consolidated same store sales was primarily driven by increases in apparel and footwear, which were partially offset by decreases in outdoor categories. Higher precipitation levels and related flooding, as well as cooler temperatures, contributed to unfavorable conditions for outdoor activities including team sports, fishing, camping and boating. The consolidated same store sales increase was attributable to an increase in transactions of approximately 0.8% and an increase of approximately 0.6% in sales per transaction at Dick’s stores. Every 1% change in same store sales would have impacted earnings before income taxes for the current quarter by approximately $3 million.
Income from Operations
Income from operations increased to $64.4 million for the current quarter from $47.0 million for the 13 weeks ended May 1, 2010. The increase was primarily due to a $28.2 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $10.6 million.
Gross profit increased approximately 9% to $330.4 million for the current quarter from $302.2 million for the 13 weeks ended May 1, 2010. The 82 basis point increase is due primarily to an 88 basis point increase in merchandise margins that resulted from changes in sales mix at our Dick’s stores and lower clearance levels due to our continued inventory management efforts. Every 10 basis point change in merchandise margin would have impacted the current quarter earnings before income taxes by approximately $1.0 million.
Selling, general and administrative expenses increased approximately 4% to $263.7 million for the current quarter from $253.1 million for the 13 weeks ended May 1, 2010. Selling, general and administrative expenses decreased as a percentage of net sales by 49 basis points due primarily to a 93 basis point decrease in advertising expenses resulting from a reduction in national media and direct mail advertising. Administrative expenses increased 34 basis points from last year’s quarter primarily due to higher corporate costs incurred to support our business strategies. Bankcard charges increased 11 basis points as a percentage of net sales resulting from higher debit interchange rates compared to last year’s quarter.
Pre-opening expenses increased to $2.3 million for the quarter from $2.1 million for the 13 weeks ended May 1, 2010. Pre-opening expenses were for the opening of three new Dick’s stores during the quarter as compared to five new Dick’s stores during last year’s quarter. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.
Interest Expense
Interest expense was $3.5 million for both the current quarter and for the 13 weeks ended May 1, 2010. Interest expense for the 13 weeks ended April 30, 2011 includes $2.7 million related to rent payments under the Company’s financing lease for its corporate headquarters building.
Income Taxes
The Company’s effective tax rate was 39.6% for the 13 weeks ended April 30, 2011 as compared to 40.7% for the same period last year. The effective tax rate for the 13 weeks ended April 30, 2011 reflects the Company’s efforts to simplify the organization of its tax entities.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.
The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
Net cash used in operating activities	$(14,455)	$(13,653)
Net cash used in investing activities	(34,604)	(24,300)
Net cash provided by financing activities	35,510	19,279
Effect of exchange rate changes on cash	22	21

Net decrease in cash and cash equivalents	$(13,527)	$(18,653)

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
Cash flows used in operating activities increased $0.8 million for the 13 weeks ended April 30, 2011 compared to last year’s quarter.
Investing Activities
Cash used in investing activities for the 13 weeks ended April 30, 2011 increased by $10.3 million to $34.6 million. The Company’s gross capital expenditures were $32.6 million during the current quarter compared to $24.3 million during the 13 weeks ended May 1, 2010, which related primarily to the opening of new stores, ongoing remodeling of existing locations, information systems and administrative facilities.
The Company opened three stores during the 13 weeks ended April 30, 2011 as compared to opening five stores during the 13 weeks ended May 1, 2010.
Financing Activities
Cash provided by financing activities for the 13 weeks ended April 30, 2011 totaled $35.5 million, compared to $19.3 million of cash provided in the same period of fiscal 2010. The increase in cash provided primarily reflects increased proceeds and excess tax benefits from exercises of stock options.
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
There were no outstanding borrowings under the Credit Agreement as of April 30, 2011 or January 29, 2011. As of April 30, 2011 and January 29, 2011, total remaining borrowing capacity, after subtracting letters of credit, was $417.9 million and $418.5 million, respectively.
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

Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances. The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures. As of April 30, 2011, the Company was in compliance with the terms of the Credit Agreement.
The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2011. Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. Other investment opportunities, such as potential strategic acquisitions or investments or store expansion rates substantially in excess of those presently planned, may require additional funding. Currently, the Company plans to open approximately 34 new Dick’s stores and three Golf Galaxy stores during fiscal 2011. The Company currently plans to lease all of its fiscal 2011 new stores. This level of store expansion is significantly lower than levels prior to fiscal 2009 largely as a result of a lack of new real estate development. Currently, the Company also plans to remodel 14 Dick’s stores and relocate one Golf Galaxy store in fiscal 2011. The Company currently anticipates receiving landlord allowances at 12 of its planned fiscal 2011 new stores and remodels totaling approximately $29.2 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments
The Company’s off-balance sheet contractual obligations and commercial commitments as of April 30, 2011 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 29, 2011.
ITEM 4. CONTROLS AND PROCEDURES
During the first quarter of fiscal 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (April 30, 2011).
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
On January 28, 2011, the Company and attorneys for a group of plaintiffs filed a settlement agreement in the United States District Court for the Western District of New York to settle Barrus and the State Claims. The settlement, which is subject to court approval, covers wage and hour claims under the laws of 36 states. Under the settlement, the total amount to be paid will depend on the number of claims that are submitted by class members with a maximum settlement amount not to exceed $15 million plus interest and taxes. On February 3, 2011, the court granted preliminary approval to the parties’ settlement agreement and set a fairness hearing for June 1, 2011. The settlement and related fees resulted in a pre-tax charge during the fiscal fourth quarter of 2010 of approximately $10.8 million ($6.5 million after tax).
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the Securities and Exchange Commission on March 18, 2011, which could materially affect our business, financial condition, financial results or future performance. Reference is also made to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” of this report, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the first quarter of 2011:

				Number of
			Total Number of	Maximum
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased (a)	Share	Programs (b)	Programs (b)

January 30, 2011 to February 26, 2011	1,246	$36.09	—	—
February 27, 2011 to April 2, 2011	82,499	39.71	—	—
April 3, 2011 to April 30, 2011	—	—	—	—

Total	83,745	$39.66	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	During the first quarter of 2011, we did not have a publicly announced plan or program for the repurchase of our common stock.
ITEM 6. EXHIBITS
(a) Exhibits. The Exhibits listed in the Index to Exhibits, which appears on page 19 and is incorporated herein by reference, are filed as part of this Form 10-Q.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 23, 2011 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.
By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President – Finance, Administration, Chief Financial Officer (principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President – Chief Accounting Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 23, 2011 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of May 23, 2011 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 23, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of May 23, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets — Unaudited, (ii) the Consolidated Statements of Income — Unaudited, (iii) the Consolidated Statements of Comprehensive Income — Unaudited, (iv) the Consolidated Statement of Changes in Stockholder’s Equity — Unaudited, (v) the Consolidated Statements of Cash Flows — Unaudited, and (vi) related notes to these unaudited consolidated financial statements tagged as blocks of text.
The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.