Form 10-Q
period 2011-07-30
DICKS SPORTING GOODS INC
filed 2011-08-24
CIK 1089063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No  ☒

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 17, 2011 was 95,414,038 and 24,960,870, respectively.

INDEX TO FORM 10-Q

Page Number
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6. Exhibits	20

SIGNATURES	20

INDEX TO EXHIBITS	21

EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Net sales	$1,306,695	$1,226,063	$2,420,544	$2,273,595
Cost of goods sold, including occupancy and distribution costs	905,620	865,918	1,689,026	1,611,229
GROSS PROFIT	401,075	360,145	731,518	662,366
Selling, general and administrative expenses	285,729	271,372	549,465	524,521
Pre-opening expenses	3,655	715	5,921	2,795
INCOME FROM OPERATIONS	111,691	88,058	176,132	135,050
Gain on sale of investment	(13,900)	—	(13,900)	—
Interest expense	3,480	3,502	6,964	7,010
Other expense (income)	517	646	(591)	(43)
INCOME BEFORE INCOME TAXES	121,594	83,910	183,659	128,083
Provision for income taxes	47,746	32,394	72,313	50,358
NET INCOME	$73,848	$51,516	$111,346	$77,725

EARNINGS PER COMMON SHARE:
Basic	$0.61	$0.44	$0.93	$0.67
Diluted	$0.59	$0.43	$0.89	$0.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	120,207	115,815	119,784	115,485
Diluted	125,836	121,039	125,602	120,713

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	July 30,	January 29,
	2011	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$626,415	$546,052
Accounts receivable, net	55,587	34,978
Income taxes receivable	1,652	9,050
Inventories, net	1,026,861	896,895
Prepaid expenses and other current assets	63,159	58,394
Deferred income taxes	13,651	18,961
Total current assets	1,787,325	1,564,330

Property and equipment, net	737,484	684,886
Intangible assets, net	51,098	51,070
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	28,004	27,157
Investments	1,015	10,789
Other	57,863	58,710
Total other assets	86,882	96,656
TOTAL ASSETS	$2,863,383	$2,597,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$553,108	$446,511
Accrued expenses	284,457	279,284
Deferred revenue and other liabilities	92,595	121,753
Income taxes payable	23,915	—
Current portion of other long-term debt and leasing obligations	995	995
Total current liabilities	955,070	848,543
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	139,359	139,846
Deferred revenue and other liabilities	258,804	245,566
Total long-term liabilities	398,163	385,412
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	954	938
Class B common stock	250	250
Additional paid-in capital	666,981	625,184
Retained earnings	841,814	730,468
Accumulated other comprehensive income	151	6,741
Total stockholders’ equity	1,510,150	1,363,581
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,863,383	$2,597,536

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

NET INCOME	$73,848	$51,516	$111,346	$77,725
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain (loss) on securities available-for-sale, net of tax	105	(1,470)	2,119	(266)
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of tax	(8,738)	—	(8,738)	—
Foreign currency translation adjustment, net of tax	7	(16)	29	5
COMPREHENSIVE INCOME	$65,222	$50,030	$104,756	$77,464

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total

BALANCE, January 29, 2011	93,768,978	$938	24,960,870	$250	$625,184	$730,468	$6,741	$1,363,581
Exercise of stock options	1,404,268	14	—	—	18,980	—	—	18,994
Restricted stock vested	293,262	3	—	—	(3)	—	—	—
Repurchase of common stock	(87,224)	(1)	—	—	(3,454)	—	—	(3,455)
Net income	—	—	—	—	—	111,346	—	111,346
Stock-based compensation	—	—	—	—	13,326	—	—	13,326
Total tax benefit from exercise of stock options	—	—	—	—	12,948	—	—	12,948
Foreign currency translation adjustment, net of taxes of $18	—	—	—	—	—	—	29	29
Unrealized gain on securities available-for-sale, net of taxes of $1,264	—	—	—	—	—	—	2,119	2,119
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $5,162	—	—	—	—	—	—	(8,738)	(8,738)
BALANCE, July 30, 2011	95,379,284	$954	24,960,870	$250	$666,981	$841,814	$151	$1,510,150

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	26 Weeks Ended
	July 30,	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,346	$77,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,316	52,153
Deferred income taxes	8,393	(13,907)
Stock-based compensation	13,326	12,511
Excess tax benefit from exercise of stock options	(12,795)	(6,220)
Tax benefit from exercise of stock options	231	446
Other non-cash items	761	774
Gain on sale of investment	(13,900)	—
Changes in assets and liabilities:
Accounts receivable	(13,180)	(3,696)
Inventories	(129,966)	(90,023)
Prepaid expenses and other assets	(5,415)	(6,453)
Accounts payable	103,656	74,009
Accrued expenses	(16,363)	(15,212)
Income taxes payable / receivable	44,030	5,608
Deferred construction allowances	12,687	4,815
Deferred revenue and other liabilities	(32,149)	(25,859)
Net cash provided by operating activities	125,978	66,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(85,600)	(61,611)
Proceeds from sale of investment	14,140	—
Proceeds from sale-leaseback transactions	3,073	5,874
Deposits and purchases of other assets	(8,045)	—
Net cash used in investing activities	(76,432)	(55,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(487)	(458)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	18,994	9,225
Excess tax benefit from exercise of stock options	12,795	6,220
Repurchase of common stock	(3,455)	—
Increase in bank overdraft	2,941	26,632
Net cash provided by financing activities	30,788	41,619
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	5
NET INCREASE IN CASH AND CASH EQUIVALENTS	80,363	52,558
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	546,052	225,611
CASH AND CASH EQUIVALENTS, END OF PERIOD	$626,415	$278,169

Supplemental disclosure of cash flow information:
Accrued property and equipment	$21,536	$21,612
Cash paid for interest	$6,205	$6,155
Cash paid for income taxes	$19,173	$58,053

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Company

Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods equipment, apparel and footwear through its 536 stores, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains e-commerce operations for both Dick’s and Golf Galaxy.  Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s”, “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the Securities and Exchange Commission on March 18, 2011.  Operating results for the 13 and 26 weeks ended July 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 28, 2012 or any other period.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this guidance will not have a significant impact on the presentation of the Company’s consolidated financial statements.

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and IFRSs.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the activity in 2011 and 2010 (in thousands):

	26 Weeks Ended
	July 30,	July 31,
	2011	2010

Accrued store closing and relocation reserves, beginning of period	$46,918	$35,716
Expense charged to earnings	—	2,808
Cash payments	(7,356)	(5,894)
Interest accretion and other changes in assumptions	1,145	(277)
Accrued store closing and relocation reserves, end of period	40,707	32,353
Less: current portion of accrued store closing and relocation reserves	(9,265)	(8,820)
Long-term portion of accrued store closing and relocation reserves	$31,442	$23,533

The current portion of accrued store closing and relocation reserves is recorded in accrued expenses and the long-term portion is recorded in long-term deferred revenue and other liabilities in the unaudited consolidated balance sheets.

4.  Earnings per Common Share

Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method.  Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net income	$73,848	$51,516	$111,346	$77,725
Weighted average common shares outstanding (for basic calculation)	120,207	115,815	119,784	115,485
Dilutive effect of stock-based awards	5,629	5,224	5,818	5,228
Weighted average common shares outstanding (for diluted calculation)	125,836	121,039	125,602	120,713

Earnings per common share - basic	$0.61	$0.44	$0.93	$0.67
Earnings per common share - diluted	$0.59	$0.43	$0.89	$0.64

For the 13 weeks ended July 30, 2011 and July 31, 2010, 0.6 million and 4.6 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.  For the 26 weeks ended July 30, 2011 and July 31, 2010, 0.5 million and 4.4 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

5.  Investments

During the 13 and 26 weeks ended July 30, 2011, the Company realized a pre-tax gain of $13.9 million resulting from the sale of available-for-sale securities held in GSI Commerce, Inc. (“GSI”), in connection with GSI’s acquisition by eBay Inc.  There were no sales of the Company’s investment in GSI during the 13 and 26 weeks ended July 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.  Investors should not place undue reliance on forward-looking statements as a prediction of actual results.  You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings.  Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, our financial condition or other “forward-looking” information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings and operations, inventory, private brand products or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2011 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:

•                        Continuation of the ongoing economic and financial downturn may cause a continued decline in consumer spending, and other changes in macroeconomic factors or market conditions, including the housing market and fuel costs, may adversely impact the level of consumer spending for the types of merchandise we sell;

•                        Changes in general economic and business conditions and in the specialty retail or sporting goods industry in particular;

•                        Our quarterly operating results and same store sales may fluctuate substantially;

•                        Potential volatility in our stock price;

•                        Our ability to access adequate capital, which may be affected by a tightening of availability or higher borrowing costs resulting from uncertainty in financial markets or by restrictions imposed under our senior secured revolving credit agreement;

•                        The intense competition in the sporting goods industry;

•                        The ongoing financial and economic crisis may adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive store locations and affect our ability to grow our number of stores; further, a lack of available retail store sites on terms acceptable to us, an increase in the cost of real estate and other items related to our stores or our inability to manage our growth, open new stores on a timely basis or expand successfully in new and existing markets could negatively impact our business;

•                        Changes in consumer demand;

•                        Unauthorized disclosure of sensitive, personal or confidential information;

•                        Disruptions in our or our vendors’ supply chain, including as a result of political instability, foreign trade issues, the impact of the ongoing economic or financial downturn on distributors or other reasons;

•                        Our relationships with our vendors, including potential increases in the costs of their products and our ability to pass those cost increases on to our customers, their ability to maintain their inventory and production levels and their ability or willingness to provide us with sufficient quantities of products at acceptable prices;

•                        Factors that could negatively affect our private brand offerings, including fluctuations in the cost of products resulting from increases in raw material prices and other factors, reliance on foreign sources of production, compliance with government and industry safety standards, and intellectual property risks;

•                        Risks and costs relating to the products we sell, including: product liability claims and the availability of recourse to third parties, including under our insurance policies; product recalls; and the regulation of and other hazards associated with certain products we sell, such as hunting rifles and ammunition;

•                        The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

•                        Costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor, employment, privacy and the sale of consumer products;

•                        Our ability to secure and protect our trademarks, patents and other intellectual property;

•                        Risks relating to operating as a multi-channel retailer, including the impact of rapid technological change, internet security and privacy issues, the threat of systems failure or inadequacy, increased or changing governmental regulation and increased competition;

•                        Disruption of or other problems with our current management information systems or software;

•                        Any serious disruption at our distribution facilities;

•                        The seasonality of our business;

•                        Regional risks because our stores are generally concentrated in the eastern half of the United States;

•                        The outcome of litigation or other legal actions against us;

•                        Our pursuit of strategic acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

•                        Our ability to meet our labor needs;

•                        Currency exchange rate fluctuations;

•                        We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

•                        The impact on the U.S. retail environment of foreign instability and conflict;

•                        Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

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

As of July 30, 2011, we operated 455 Dick’s stores in 42 states and 81 Golf Galaxy stores in 30 states, with approximately 26.4 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains e-commerce operations for both Dick’s and Golf Galaxy.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 268 stores as of July 29, 2006 to 536 stores as of July 30, 2011, reflecting both organic growth and acquisitions.  The Company continues to expand its presence through the opening of new stores, although the rate of growth has decreased from the rate of growth experienced in earlier years, reflecting ongoing economic conditions.

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•                        Consolidated same store sales performance — For the 26 weeks ended July 30, 2011, the Company’s consolidated same store sales increased 2.3% compared to a 6.8% increase during the same period in fiscal 2010.  The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 900 Dick’s locations across the United States.

•                        Operating cash flow — Net cash provided by operating activities totaled $126.0 million in the 26 weeks ended July 30, 2011, while the Company generated $66.7 million during the same period in fiscal 2010.  We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations.  Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions or investments that may arise from time to time.

•                        Quality of merchandise offerings — To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates at a department and style level.  This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•                        Store productivity — To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.  New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company’s critical accounting policies during the period ended July 30, 2011.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

The Company reported net income of $73.8 million for the current quarter, or $0.59 per diluted share, compared to net income of $51.5 million, or $0.43 per diluted share, for the 13 weeks ended July 31, 2010.  Net income for the current quarter includes a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share.

Net sales for the current quarter increased 6.6% to $1.3 billion, due primarily to a 2.5% increase in consolidated same store sales and the opening of new stores.

As a percentage of net sales, gross profit increased 132 basis points to 30.69% for the quarter, due primarily to higher merchandise margins that resulted from changes in sales mix at our Dick’s stores and lower clearance levels compared to last year’s second quarter.

We ended the second quarter with no outstanding borrowings under our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”).

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	26 Weeks Ended			26 Weeks Ended
	July 30, 2011			July 31, 2010
	Dick’s Sporting Goods	Golf Galaxy	Total	Dick’s Sporting Goods	Golf Galaxy	Total
Beginning stores	444	81	525	419	91	510
Q1 New stores	3	—	3	5	—	5
Q2 New stores	8	—	8	1	—	1
Closed stores	—	—	—	—	—	—
Ending stores	455	81	536	425	91	516

Remodeled stores	1	—	1	3	—	3
Relocated stores	—	1	1	—	—	—

The following tables present for the periods indicated selected items in the unaudited consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period.  In addition, other selected data are provided to facilitate a further understanding of our business.  These tables should be read in conjunction with the following management’s discussion and analysis and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	July 30,	July 31,	from Prior Year
	2011 (A)	2010	2010-2011 (A)

Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.31	70.63	(132)
Gross profit	30.69	29.37	132
Selling, general and administrative expenses (3)	21.87	22.13	(26)
Pre-opening expenses (4)	0.28	0.06	22
Income from operations	8.55	7.18	137
Gain on sale of investment (5)	(1.06)	—	(106)
Interest expense (6)	0.27	0.29	(2)
Other expense (7)	0.04	0.05	(1)
Income before income taxes	9.31	6.84	247
Provision for income taxes	3.65	2.64	101
Net income	5.65%	4.20%	145

Other Data:
Consolidated same store sales increase (8)	2.5%	5.7%
Number of stores at end of period	536	516
Total square feet at end of period	26,462,285	25,168,238

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	26 Weeks Ended		Net Sales
	July 30,	July 31,	from Prior Year
	2011 (A)	2010	2010-2011 (A)

Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.78	70.87	(109)
Gross profit	30.22	29.13	109
Selling, general and administrative expenses (3)	22.70	23.07	(37)
Pre-opening expenses (4)	0.24	0.12	12
Income from operations	7.28	5.94	134
Gain on sale of investment (5)	(0.57)	—	(57)
Interest expense (6)	0.29	0.31	(2)
Other income (7)	(0.02)	(0.00)	(2)
Income before income taxes	7.59	5.63	196
Provision for income taxes	2.99	2.21	78
Net income	4.60%	3.42%	118

Other Data:
Consolidated same store sales increase (8)	2.3%	6.8%
Number of stores at end of period	536	516
Total square feet at end of period	26,462,285	25,168,238

(A)	Column does not add due to rounding.

(1)

Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from e-commerce sales is recognized upon shipment of merchandise and any service related revenue is recognized primarily as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively, the “cards”) is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses upon determination that redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

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

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening, which are expensed as incurred.

(5)	Gain on sale of available-for-sale securities.

(6)	Interest expense primarily includes rent payments under the Company’s financing lease obligation for its corporate headquarters and interest on borrowings under the Credit Agreement.

(7)

Results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

(8)

A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location.

13 Weeks Ended July 30, 2011 Compared to the 13 Weeks Ended July 31, 2010

Net Income

The Company reported net income of $73.8 million for the current quarter, or $0.59 per diluted share, compared to net income of $51.5 million, or $0.43 per diluted share, for the 13 weeks ended July 31, 2010.  Net income for the current quarter includes a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share.

Net Sales

Net sales for the current quarter increased 6.6% to $1.3 billion, due primarily to a 2.5% increase in consolidated same store sales and the opening of new stores.  The 2.5% consolidated same store sales increase consisted of a 1.7% increase in Dick’s Sporting Goods stores, a 4.0% increase in Golf Galaxy stores and a 31.9% increase in the Company’s e-commerce business.  The inclusion of the e-commerce business resulted in an increase of approximately 58 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended July 30, 2011, compared to 38 basis points for the 13 weeks ended July 31, 2010.

The increase in consolidated same store sales was primarily driven by increases in apparel, footwear and golf, which were partially offset by decreases in outdoor categories.  Higher precipitation levels as well as cooler temperatures in March and April 2011 contributed to unfavorable conditions for outdoor activities that continued to affect sales at the beginning of the second quarter.  The consolidated same store sales increase was attributable to an increase of approximately 2.5% in sales per transaction, partially offset by a decrease in transactions of approximately 0.8% at Dick’s stores.  Every 1% change in same store sales would have impacted earnings before income taxes for the current quarter by approximately $4 million.

Income from Operations

Income from operations increased to $111.7 million for the current quarter from $88.1 million for the 13 weeks ended July 31, 2010.  The increase was primarily due to a $41.0 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $14.3 million.

Gross profit increased approximately 11% to $401.1 million for the current quarter from $360.1 million for the 13 weeks ended July 31, 2010.  The 132 basis point increase is due primarily to a 121 basis point increase in merchandise margins that resulted from changes in sales mix at our Dick’s stores and lower clearance levels due to our continued inventory management efforts. Every 10 basis point change in merchandise margin would have impacted the current quarter earnings before income taxes by approximately $1 million.

Selling, general and administrative expenses increased approximately 5% to $285.7 million for the current quarter from $271.4 million for the 13 weeks ended July 31, 2010, but decreased as a percentage of net sales by 26 basis points.  Store payroll expenses decreased as a percentage of net sales by 43 basis points due to leverage on the increase in net sales in this year’s quarter.  Additionally, advertising expenses decreased as a percentage of net sales by 28 basis points from last year’s quarter, as last year included advertising expenses related to the Company’s collaborative marketing initiative with adidas for the adiZero shoe launch, as well as investments geared toward pursuing other market share gains that included the promotion of our customer loyalty program.  These basis point decreases were partially offset by a 44 basis point increase in administrative expenses due to higher corporate costs to support our business strategies and a 5 basis point increase in bankcard charges resulting from higher debit interchange rates compared to last year’s quarter.

Pre-opening expenses increased to $3.7 million for the quarter from $0.7 million for the 13 weeks ended July 31, 2010.  Pre-opening expenses were for the opening of eight new Dick’s stores during the quarter as compared to one new Dick’s store during last year’s quarter.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in the current quarter resulting from the sale of the Company’s investment in GSI Commerce, Inc., the Company’s e-commerce service provider.

Interest Expense

Interest expense was $3.5 million for both the current quarter and for the 13 weeks ended July 31, 2010. Interest expense for the 13 weeks ended July 30, 2011 and July 31, 2010 includes $2.7 million related to rent payments under the Company’s financing lease for its corporate headquarters building.

Income Taxes

The Company’s effective tax rate was 39.27% for the 13 weeks ended July 30, 2011 as compared to 38.61% for the same period last year.

26 Weeks Ended July 30, 2011 Compared to the 26 Weeks Ended July 31, 2010

Net Income

The Company reported net income of $111.3 million for the 26 weeks ended July 30, 2011, or $0.89 per diluted share, compared to net income of $77.7 million, or $0.64 per diluted share, for the 26 weeks ended July 31, 2010. Net income for the 26 weeks ended July 30, 2011 includes a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share.

Net Sales

Net sales for the period increased 6.5% to $2.4 billion, due primarily to a 2.3% increase in consolidated same store sales and the opening of new stores.  The 2.3% consolidated same store sales increase consisted of a 1.6% increase in Dick’s Sporting Goods stores, a 3.7% increase in Golf Galaxy stores and a 28.6% increase in the Company’s e-commerce business.  The inclusion of the e-commerce business resulted in an increase of approximately 56 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended July 30, 2011, compared to 29 basis points for the 26 weeks ended July 31, 2010.

The increase in consolidated same store sales was primarily driven by increases in apparel, footwear and golf, which were partially offset by decreases in outdoor categories.

Income from Operations

Income from operations increased to $176.1 million for the current period from $135.1 million for the 26 weeks ended July 31, 2010.  The increase was primarily due to a $69.1 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $25 million.

Gross profit increased approximately 10% to $731.5 million for the period, from $662.4 million for the 26 weeks ended July 31, 2010.  The 109 basis point increase is due primarily to a 105 basis point increase in merchandise margins that resulted from changes in sales mix at our Dick’s stores and lower clearance levels due to our continued inventory management efforts.

Selling, general and administrative expenses increased approximately 5% to $549.5 million for the period from $524.5 million for the 26 weeks ended July 31, 2010, but decreased as a percentage of net sales by 37 basis points.  Advertising expenses decreased 58 basis points as a percentage of net sales due primarily to a reduction in national media and direct mail advertising, as well as last year’s inclusion of advertising expenses related to the Company’s collaborative marketing initiative with adidas for the adiZero shoe launch, as well as investments geared toward pursuing other market share gains that included the promotion of our customer loyalty program.  Additionally, store payroll expenses decreased as a percentage of net sales by 22 basis points due to leverage on the increase in net sales this year. These basis point decreases were partially offset by a 39 basis point increase in administrative expenses due to higher corporate costs to support our business strategies and a 7 basis point increase in bankcard charges resulting from higher debit interchange rates compared to the 26 weeks ended July 31, 2010.

Pre-opening expenses increased to $5.9 million for the period from $2.8 million for the 26 weeks ended July 31, 2010.  Pre-opening expenses were for the opening of 11 new Dick’s stores during the period as compared to six new Dick’s stores during last year’s period.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in the current year resulting from the sale of the Company’s investment in GSI Commerce, Inc., the Company’s e-commerce service provider.

Interest Expense

Interest expense was $7.0 million for both the current quarter and for the 26 weeks ended July 31, 2010. Interest expense for the 26 weeks ended July 30, 2011 and July 31, 2010 includes rent payments under the Company’s financing lease for its corporate headquarters building of $5.3 million and $5.4 million, respectively.

Income Taxes

The Company’s effective tax rate was 39.37% for the 26 weeks ended July 30, 2011 as compared to 39.32% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	July 30,	July 31,
	2011	2010

Net cash provided by operating activities	$125,978	$66,671
Net cash used in investing activities	(76,432)	(55,737)
Net cash provided by financing activities	30,788	41,619
Effect of exchange rate changes on cash and cash equivalents	29	5
Net increase in cash and cash equivalents	$80,363	$52,558

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

Cash provided by operating activities increased $59.3 million for the 26 weeks ended July 30, 2011 compared to the same period last year.  Higher net income for the 26 weeks ended July 30, 2011 impacted operating cash flows by $33.6 million.  Changes in income taxes payable for the 26 weeks ended July 30, 2011 improved operating cash flows by $38.4 million compared to the same period in fiscal 2010.  Legislation that provides for a bonus depreciation deduction for qualified capital expenditures and stock option exercises contributed to a $38.9 million decrease in income tax payments.

Investing Activities

Cash used in investing activities for the 26 weeks ended July 30, 2011 increased by $20.7 million to $76.4 million. The Company’s gross capital expenditures were $85.6 million during the current period, compared to $61.6 million during the 26 weeks ended July 31, 2010, which related primarily to the opening of new stores, ongoing remodeling of existing locations, information systems and administrative facilities.

The Company opened 11 stores during the 26 weeks ended July 30, 2011, as compared to opening six stores during the 26 weeks ended July 31, 2010.

Financing Activities

Cash provided by financing activities for the 26 weeks ended July 30, 2011 totaled $30.8 million, compared to $41.6 million of cash provided in the same period of fiscal 2010.  The decrease in cash provided primarily reflects bank overdraft activity, which was partially offset by higher proceeds and excess tax benefits from exercises of stock options.

The Company’s liquidity and capital needs have generally been met by cash from operating activities and borrowings under the Credit Agreement, including up to $75 million in the form of letters of credit.  Borrowing availability under the Credit

Agreement is generally limited to the lesser of 70% of the Company’s eligible inventory or 85% of the Company’s inventory’s liquidation value, in each case net of specified reserves and less any letters of credit outstanding.  Interest on outstanding indebtedness under the Credit Agreement accrues, at the Company’s option, at a rate based on either the (i) prime corporate lending rate minus the applicable margin of 0.25% or (ii) LIBOR rate plus the applicable margin of 0.75% to 1.50%.  The applicable margins are based on the average availability during the prior three months.  The Credit Agreement’s term expires July 27, 2012.

There were no outstanding borrowings under the Credit Agreement as of July 30, 2011 or January 29, 2011.  As of July 30, 2011 and January 29, 2011, total remaining borrowing capacity, after subtracting letters of credit, was $419.6 million and $418.5 million, respectively.

The Credit Agreement contains restrictions regarding the Company’s and its subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in certain lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees.  Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances.  The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures.  As of July 30, 2011, the Company was in compliance with the terms of the Credit Agreement.

The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2011.  Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. Other investment opportunities, such as potential strategic acquisitions or investments or store expansion rates substantially in excess of those presently planned, may require additional funding.  Currently, the Company plans to open approximately 36 new Dick’s stores during fiscal 2011, all of which the Company currently plans to lease.  This level of store expansion is significantly lower than levels prior to fiscal 2009 largely as a result of a lack of new real estate development.  Currently, the Company also plans to remodel 14 Dick’s stores and completed the relocation of one Golf Galaxy store in fiscal 2011. The Company currently anticipates receiving landlord allowances at 11 of its planned fiscal 2011 new stores and remodels totaling approximately $26.5 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.

The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic.  The Company currently expects capital expenditures, net of deferred construction allowances and proceeds from sale-leaseback transactions, to be approximately $197 million in fiscal 2011.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

The Company’s off-balance sheet contractual obligations and commercial commitments as of July 30, 2011 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit.  The Company has excluded these items from the unaudited consolidated balance sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 29, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (July 30, 2011).

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

On January 28, 2011, the Company and attorneys for a group of plaintiffs filed a settlement agreement in the United States District Court for the Western District of New York to settle Barrus and the State Claims. The settlement, which is subject to court approval, covers wage and hour claims under the laws of 36 states. Under the settlement, the total amount to be paid will depend on the number of claims that are submitted by class members with a maximum settlement amount not to exceed $15 million plus interest and taxes.  On February 3, 2011, the court granted preliminary approval to the parties’ settlement agreement.  On June 1, 2011, the court held a fairness hearing.  On July 29, 2011, the court granted final approval to the settlement and entered a final judgment in the action. The deadline for filing of a notice of appeal is August 29, 2011.  The deadline for filing a motion for an extension of time to file a notice of appeal is September 28, 2011.  The settlement and related fees resulted in a pre-tax charge during the fiscal fourth quarter of 2010 of approximately $10.8 million ($6.5 million after tax).

In addition to the above matters, various lawsuits, regulatory proceedings and other claims arising in the normal course of business are pending or may be initiated against us. These claims primarily relate to commercial, intellectual property, advertising, real estate and employment matters.  The outcome of these claims cannot be predicted with certainty and some of these claims may be disposed of unfavorably to us.  Based on currently available information, including legal defenses available to us, we do not believe that the outcome of currently pending claims will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the Securities and Exchange Commission on March 18, 2011, which could materially affect our business, financial condition, financial results or future performance.  Reference is also made to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this report, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2011:

				Number of
			Total Number of	Maximum
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased (a)	Share	Programs (b)	Programs (b)
May 1, 2011 to May 28, 2011	612	$40.93	—	—
May 29, 2011 to July 2, 2011	980	40.11	—	—
July 3, 2011 to July 30, 2011	1,887	37.18	—	—
Total	3,479	$38.67	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	During the second quarter of 2011, we did not have a publicly announced plan or program for the repurchase of our common stock.

ITEM 6.  EXHIBITS

(a) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on page 21 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 24, 2011 on its behalf by the undersigned, thereunto duly authorized.

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

10.7

Second Amended and restated Credit Agreement dated as of July 28, 2004 among Dick’s Sporting Goods, Inc., the Lenders Party thereto and General Electric Capital Corporation, and all annexes, exhibits and schedules attached thereto

Filed herewith

31.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 24, 2011 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of August 24, 2011 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 24, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.2

Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of August 24, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets - Unaudited, (ii) the Consolidated Statements of Income - Unaudited, (iii) the Consolidated Statements of Comprehensive Income - Unaudited, (iv) the Consolidated Statement of Changes in Stockholder’s Equity - Unaudited, (v) the Consolidated Statements of Cash Flows - Unaudited, and (vi) related notes to these unaudited consolidated financial statements tagged in detail.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.