Form 10-Q
period 2011-10-29
DICKS SPORTING GOODS INC
filed 2011-11-23
CIK 1089063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 17, 2011 was 95,759,427 and 24,960,870, respectively.

INDEX TO FORM 10-Q

Page Number

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	21

SIGNATURES	21

INDEX TO EXHIBITS	22

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Net sales	$1,179,702	$1,078,984	$3,600,246	$3,352,579
Cost of goods sold, including occupancy and distribution costs	829,111	771,913	2,518,137	2,383,142
GROSS PROFIT	350,591	307,071	1,082,109	969,437
Selling, general and administrative expenses	272,233	272,467	821,698	796,988
Pre-opening expenses	6,796	6,396	12,717	9,191
INCOME FROM OPERATIONS	71,562	28,208	247,694	163,258
Gain on sale of investment	—	—	(13,900)	—
Interest expense	3,540	3,518	10,504	10,528
Other expense (income)	1,568	(1,177)	977	(1,220)
INCOME BEFORE INCOME TAXES	66,454	25,867	250,113	153,950
Provision for income taxes	24,970	9,004	97,283	59,362
NET INCOME	$41,484	$16,863	$152,830	$94,588

EARNINGS PER COMMON SHARE:
Basic	$0.34	$0.15	$1.27	$0.82
Diluted	$0.33	$0.14	$1.22	$0.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	120,432	116,024	120,000	115,665
Diluted	125,552	121,408	125,585	120,945

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	October 29,	January 29,
	2011	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$483,372	$546,052
Accounts receivable, net	63,568	34,978
Income taxes receivable	35,180	9,050
Inventories, net	1,243,152	896,895
Prepaid expenses and other current assets	63,542	58,394
Deferred income taxes	14,028	18,961
Total current assets	1,902,842	1,564,330

Property and equipment, net	745,129	684,886
Intangible assets, net	50,755	51,070
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	8,225	27,157
Investments	1,000	10,789
Other	66,087	58,710
Total other assets	75,312	96,656
TOTAL ASSETS	$2,974,632	$2,597,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$663,091	$446,511
Accrued expenses	266,162	279,284
Deferred revenue and other liabilities	86,286	121,753
Current portion of other long-term debt and leasing obligations	995	995
Total current liabilities	1,016,534	848,543
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	139,108	139,846
Deferred revenue and other liabilities	256,644	245,566
Total long-term liabilities	395,752	385,412
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	957	938
Class B common stock	250	250
Additional paid-in capital	677,716	625,184
Retained earnings	883,298	730,468
Accumulated other comprehensive income	125	6,741
Total stockholders’ equity	1,562,346	1,363,581
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,974,632	$2,597,536

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

NET INCOME	$41,484	$16,863	$152,830	$94,588
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain on securities available-for-sale, net of tax	—	590	2,119	324
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of tax	—	—	(8,738)	—
Foreign currency translation adjustment, net of tax	(26)	1	3	6
COMPREHENSIVE INCOME	$41,458	$17,454	$146,214	$94,918

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Total

BALANCE, January 29, 2011	93,768,978	$938	24,960,870	$250	$625,184	$730,468	$6,741	$1,363,581
Exercise of stock options	1,688,377	17	—	—	21,411	—	—	21,428
Restricted stock vested	299,582	3	—	—	(3)	—	—	—
Repurchase of common stock	(89,975)	(1)	—	—	(3,558)	—	—	(3,559)
Net income	—	—	—	—	—	152,830	—	152,830
Stock-based compensation	—	—	—	—	19,075	—	—	19,075
Total tax benefit from exercise of stock options	—	—	—	—	15,607	—	—	15,607
Foreign currency translation adjustment, net of taxes of $2	—	—	—	—	—	—	3	3
Unrealized gain on securities available-for-sale, net of taxes of $1,264	—	—	—	—	—	—	2,119	2,119
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $5,162	—	—	—	—	—	—	(8,738)	(8,738)
BALANCE, October 29, 2011	95,666,962	$957	24,960,870	$250	$677,716	$883,298	$125	$1,562,346

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	39 Weeks Ended
	October 29,	October 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,830	$94,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83,616	80,311
Deferred income taxes	27,795	(1,313)
Stock-based compensation	19,075	17,933
Excess tax benefit from exercise of stock options	(15,320)	(7,676)
Tax benefit from exercise of stock options	421	693
Other non-cash items	1,154	1,162
Gain on sale of investment	(13,900)	—
Changes in assets and liabilities:
Accounts receivable	(17,908)	(10,454)
Inventories	(346,257)	(266,376)
Prepaid expenses and other assets	(5,858)	(22,404)
Accounts payable	204,999	145,891
Accrued expenses	(22,821)	(12,975)
Income taxes payable / receivable	(10,944)	(20,519)
Deferred construction allowances	21,203	4,973
Deferred revenue and other liabilities	(41,921)	(21,349)
Net cash provided by (used in) operating activities	36,164	(17,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(148,038)	(117,452)
Proceeds from sale of investment	14,140	—
Proceeds from sale-leaseback transactions	9,071	10,731
Deposits and purchases of other assets	(18,052)	—
Net cash used in investing activities	(142,879)	(106,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(738)	(697)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	21,428	19,244
Excess tax benefit from exercise of stock options	15,320	7,676
Repurchase of common stock	(3,559)	—
Increase in bank overdraft	11,581	31,842
Net cash provided by financing activities	44,032	58,065

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	6

NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,680)	(66,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	546,052	225,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$483,372	$159,446

Supplemental disclosure of cash flow information:
Accrued property and equipment	$9,699	$18,764
Cash paid for interest	$9,351	$9,287
Cash paid for income taxes	$79,204	$80,597

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods equipment, apparel and footwear through its 474 Dick’s stores and 81 Golf Galaxy stores as of October 29, 2011, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains e-commerce operations for both Dick’s and Golf Galaxy.  Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s”, “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the Securities and Exchange Commission on March 18, 2011.  Operating results for the 13 and 39 weeks ended October 29, 2011 are not necessarily indicative of the results that may be expected for the year ending January 28, 2012 or any other period.

Newly Issued Accounting Pronouncements

Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.”  This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.”  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in ASC 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this guidance will not have a significant impact on the presentation of the Company’s consolidated financial statements.

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

2.  Store and Corporate Office Closings

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

The following table summarizes the activity in 2011 and 2010 (in thousands):

	39 Weeks Ended
	October 29,	October 30,
	2011	2010

Accrued store closing and relocation reserves, beginning of period	$46,918	$35,716
Expense charged to earnings	—	19,386
Cash payments	(10,511)	(8,192)
Interest accretion and other changes in assumptions	1,279	120
Accrued store closing and relocation reserves, end of period	37,686	47,030
Less: current portion of accrued store closing and relocation reserves	(11,322)	(14,913)
Long-term portion of accrued store closing and relocation reserves	$26,364	$32,117

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

3.  Earnings per Common Share

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Net income	$41,484	$16,863	$152,830	$94,588
Weighted average common shares outstanding (for basic calculation)	120,432	116,024	120,000	115,665
Dilutive effect of stock-based awards	5,120	5,384	5,585	5,280
Weighted average common shares outstanding (for diluted calculation)	125,552	121,408	125,585	120,945

Earnings per common share - basic	$0.34	$0.15	$1.27	$0.82
Earnings per common share - diluted	$0.33	$0.14	$1.22	$0.78

For the 13 weeks ended October 29, 2011 and October 30, 2010, 0.6 million and 3.7 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.  For the 39 weeks ended October 29, 2011 and October 30, 2010, 0.5 million and 4.2 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

4.  Investments

During the 39 weeks ended October 29, 2011, the Company realized a pre-tax gain of $13.9 million resulting from the sale of available-for-sale securities held in GSI Commerce, Inc. (“GSI”), in connection with GSI’s acquisition by eBay, Inc.  There were no sales of the Company’s investment in GSI during the previous fiscal year.

5. Subsequent Event

On November 14, 2011, the Company’s board of directors declared an annual cash dividend in the amount of $0.50 per common share payable on December 28, 2011 to stockholders of record as of the close of business on December 7, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.  Investors should not place undue reliance on forward-looking statements as a prediction of actual results.  You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings.  Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, issuance of dividends, results of operations, capital expenditures, our financial condition or other “forward-looking” information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings and operations, inventory, private brand products or our actions, plans or strategies.

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

•                        Financial or other factors that alter our current intention to issue quarterly cash dividends; and

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

As of October 29, 2011, we operated 474 Dick’s stores in 42 states and 81 Golf Galaxy stores in 30 states, with approximately 27.3 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains e-commerce operations for both Dick’s and Golf Galaxy.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 294 stores as of October 28, 2006 to 555 stores as of October 29, 2011, reflecting both organic growth and acquisitions.  The Company continues to expand its presence through the opening of new stores, although the rate of growth has decreased from the rate of growth experienced in earlier years, reflecting ongoing economic conditions.

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•                        Consolidated same store sales performance — For the 39 weeks ended October 29, 2011, the Company’s consolidated same store sales increased 2.9% compared to a 6.2% increase during the same period in fiscal 2010.  The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share and continuing its store expansion program to an ultimate goal of at least 900 Dick’s locations across the United States.

•                        Operating cash flow — Net cash provided by operating activities totaled $36.2 million in the 39 weeks ended October 29, 2011, while the Company used $17.5 million in operating activities during the same period in fiscal 2010.  We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations.  Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, distribution centers, quarterly cash dividends, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions or investments that may arise from time to time.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company’s critical accounting policies during the period ended October 29, 2011.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

The Company reported net income of $41.5 million for the current quarter, or $0.33 per diluted share, compared to net income of $16.9 million, or $0.14 per diluted share, for the 13 weeks ended October 30, 2010.  Net income for the 13 weeks ended October 29, 2011 includes an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during the fourth quarter of fiscal 2010.  Net income for the 13 weeks ended October 30, 2010 included expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per diluted share.

Net sales for the current quarter increased 9.3% to $1.2 billion, due primarily to a 4.1% increase in consolidated same store sales and the opening of new stores.

As a percentage of net sales, gross profit increased 126 basis points to 29.72% for the quarter, due primarily to higher merchandise margins and leverage of fixed occupancy costs.

We ended the third quarter with no outstanding borrowings under our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”).

On November 14, 2011, our Board of Directors (the “Board”) approved and declared our first ever cash dividend. The $0.50 per share dividend will be paid on December 28, 2011 to all stockholders of record as of the close of business on December 7, 2011.  The Company currently intends to begin payments of regular quarterly dividends beginning in fiscal 2012; however, the actual declaration of such future dividends and the establishment of the per share amount, record dates and payment dates for such future dividends are subject to the final determination of the Company’s Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended			39 Weeks Ended
	October 29, 2011			October 30, 2010
	Dick’s Sporting Goods	Golf Galaxy	Total	Dick’s Sporting Goods	Golf Galaxy	Total
Beginning stores	444	81	525	419	91	510
Q1 New stores	3	—	3	5	—	5
Q2 New stores	8	—	8	1	—	1
Q3 New stores	19	—	19	12	—	12
Closed stores	—	—	—	—	(12)	(12)
Ending stores	474	81	555	437	79	516

Remodeled stores	14	—	14	11	—	11
Relocated stores	—	1	1	1	—	1

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	October 29,	October 30,	from Prior Year
	2011 (A)	2010 (A)	2010-2011 (A)

Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.28	71.54	(126)
Gross profit	29.72	28.46	126
Selling, general and administrative expenses (3)	23.08	25.25	(217)
Pre-opening expenses (4)	0.58	0.59	(1)
Income from operations	6.07	2.61	346
Interest expense (6)	0.30	0.33	(3)
Other expense (income) (7)	0.13	(0.11)	24
Income before income taxes	5.63	2.40	323
Provision for income taxes	2.12	0.83	129
Net income	3.52%	1.56%	196

Other Data:
Consolidated same store sales increase (8)	4.1%	5.1%
Number of stores at end of period	555	516
Total square feet at end of period	27,315,490	25,555,505

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	October 29,	October 30,	from Prior Year
	2011 (A)	2010 (A)	2010-2011

Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.94	71.08	(114)
Gross profit	30.06	28.92	114
Selling, general and administrative expenses (3)	22.82	23.77	(95)
Pre-opening expenses (4)	0.35	0.27	8
Income from operations	6.88	4.87	201
Gain on sale of investment (5)	(0.39)	—	(39)
Interest expense (6)	0.29	0.31	(2)
Other expense (income) (7)	0.03	(0.04)	7
Income before income taxes	6.95	4.59	236
Provision for income taxes	2.70	1.77	93
Net income	4.24%	2.82%	142

Other Data:
Consolidated same store sales increase (8)	2.9%	6.2%
Number of stores at end of period	555	516
Total square feet at end of period	27,315,490	25,555,505

(A)  Column does not add due to rounding.

(1)       Revenue from retail sales is recognized at the point of sale, net of sales tax.  Revenue from e-commerce sales is recognized upon shipment of merchandise and any service-related revenue is recognized primarily as the services are performed.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.  Revenue from gift cards and returned merchandise credits (collectively, the “cards”) is deferred and recognized upon the redemption of the cards.  These cards have no expiration date.  Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses upon determination that redemption becomes remote.  The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption becomes remote.

(2)       Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs.  Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)       Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s corporate headquarters.  Selling, general and administrative expenses also includes the partial reversal of litigation settlement costs for the fiscal quarter ended October 29, 2011 and expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores for the fiscal quarter ended October 30, 2010.

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

13 Weeks Ended October 29, 2011 Compared to the 13 Weeks Ended October 30, 2010

Net Income

The Company reported net income of $41.5 million for the current quarter, or $0.33 per diluted share, compared to net income of $16.9 million, or $0.14 per diluted share, for the 13 weeks ended October 30, 2010.  Net income for the 13 weeks ended October 29, 2011 includes an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during the fourth quarter of fiscal 2010.  Net income for the 13 weeks ended October 30, 2010 included expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per diluted share.

Net Sales

Net sales for the current quarter increased 9.3% to $1.2 billion, due primarily to a 4.1% increase in consolidated same store sales and the opening of new stores.  The 4.1% consolidated same store sales increase consisted of a 3.8% increase in Dick’s Sporting Goods stores, a 2.4% increase in Golf Galaxy stores and a 16.8% increase in the Company’s e-commerce business.  The inclusion of the e-commerce business resulted in an increase of approximately 37 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended October 29, 2011, compared to 140 basis points for the 13 weeks ended October 30, 2010.

The increase in consolidated same store sales was primarily driven by increases in apparel, footwear and team sports, which were partially offset by decreases in outdoor categories.  The consolidated same store sales increase was attributable to an increase of approximately 4.8% in sales per transaction, partially offset by a decrease in transactions of approximately 1.0% at Dick’s stores.  Every 1% change in same store sales would have impacted earnings before income taxes for the current quarter by approximately $3 million.

Income from Operations

Income from operations increased to $71.6 million for the current quarter from $28.2 million for the 13 weeks ended October 30, 2010, primarily attributable to a $43.5 million increase in gross profit.

Gross profit increased approximately 14% to $350.6 million for the current quarter from $307.1 million for the 13 weeks ended October 30, 2010.  The 126 basis point increase as a percentage of net sales is due primarily to a 79 basis point decrease in fixed occupancy costs resulting from leverage on the increase in consolidated same store sales compared to last year’s quarter and a 47 basis point increase in merchandise margins that resulted from our continued inventory management efforts, evidenced by less clearance activity compared with last year and changes in sales mix at our Dick’s stores. Every 10 basis point change in merchandise margin would have impacted the current quarter earnings before income taxes by approximately $1 million.

Selling, general and administrative expenses decreased slightly to $272.2 million for the current quarter from $272.5 million for the 13 weeks ended October 30, 2010, but decreased as a percentage of net sales by 217 basis points.  Last year’s quarter included expenses totaling $16.4 million relating to future lease payments and asset impairment charges resulting from the Golf Galaxy store closures, which contributed 152 basis points to the total decrease.  Store payroll expenses decreased as a percentage of net sales by 55 basis points due to leverage on the increase in net sales in this year’s quarter.  During the third quarter of 2011, the Company transferred funds in final satisfaction of its obligations under a court approved settlement of a wage and hour class action lawsuit.  See Part II, Item 1. “Legal Proceedings” of this report for additional information.  The settlement funding was $2.1 million lower than the previous estimate of $10.8 million, recognized in the fourth quarter of fiscal 2010, and as a result contributed 18 basis points to the total decrease in selling, general and administrative expenses during the current quarter.  These basis point decreases were partially offset by a 23 basis point increase in advertising expenses as a percentage of net sales, due primarily to a decrease in vendor supported marketing initiatives in this year’s quarter.

Pre-opening expenses increased to $6.8 million for the quarter from $6.4 million for the 13 weeks ended October 30, 2010.  Pre-opening expenses were for the opening of 19 new Dick’s stores during the quarter as compared to 12 new Dick’s stores during last year’s quarter.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Interest Expense

Interest expense was $3.5 million for both the current quarter and for the 13 weeks ended October 30, 2010. Interest expense for the 13 weeks ended October 29, 2011 and October 30, 2010 includes $2.7 million related to rent payments under the Company’s financing lease for its corporate headquarters building.

Income Taxes

The Company’s effective tax rate was 37.57% for the 13 weeks ended October 29, 2011 as compared to 34.81% for the same period last year.  The effective tax rate for the 13 weeks ended October 30, 2010 reflected certain discrete items including benefits associated with simplifying the organization of the Company’s tax entities.

39 Weeks Ended October 29, 2011 Compared to the 39 Weeks Ended October 30, 2010

Net Income

The Company reported net income of $152.8 million for the 39 weeks ended October 29, 2011, or $1.22 per diluted share, compared to net income of $94.6 million, or $0.78 per diluted share, for the 39 weeks ended October 30, 2010. Net income for the 39 weeks ended October 29, 2011 includes a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share and an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during the fourth quarter of fiscal 2010.  Net income for the 39 weeks ended October 30, 2010 included expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per diluted share.

Net Sales

Net sales for the period increased 7.6% to $3.6 billion, due primarily to a 2.9% increase in consolidated same store sales and the opening of new stores.  The 2.9% consolidated same store sales increase consisted of a 2.3% increase in Dick’s Sporting Goods stores, a 3.4% increase in Golf Galaxy stores and a 24.0% increase in the Company’s e-commerce business.  The inclusion of the e-commerce business resulted in an increase of approximately 50 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended October 29, 2011, compared to 60 basis points for the 39 weeks ended October 30, 2010.

The increase in consolidated same store sales was primarily driven by increases in apparel, footwear and golf, which were partially offset by decreases in outdoor categories.

Income from Operations

Income from operations increased to $247.7 million for the current period from $163.3 million for the 39 weeks ended October 30, 2010.  The increase was primarily due to a $112.7 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $24.7 million.

Gross profit increased approximately 12% to $1.1 billion for the period, from $969.4 million for the 39 weeks ended October 30, 2010.  The 114 basis point increase is due primarily to an 87 basis point increase in merchandise margins that resulted from our continued inventory management efforts, evidenced by less clearance activity compared with last year and changes in sales mix at our Dick’s stores.  Gross profit was further impacted by a 35 basis point decrease in fixed occupancy costs resulting primarily from leverage on the increase in consolidated same store sales compared to last year.

Selling, general and administrative expenses increased approximately 3% to $821.7 million for the period from $797.0 million for the 39 weeks ended October 30, 2010, but decreased as a percentage of net sales by 95 basis points.  Last year included expenses totaling $16.4 million relating to future lease payments and asset impairment charges resulting from the Golf Galaxy store closures, which contributed 49 basis points to the total decrease.  Store payroll expenses decreased as a percentage of net sales by 32 basis points due to leverage on the increase in net sales this year.  Additionally, advertising expenses decreased 32 basis points as a percentage of net sales due primarily to a reduction in national media and direct mail advertising, as well as leverage on the increase in net sales this year.  During the third quarter of 2011, the Company transferred funds in final satisfaction of its obligations under a court approved settlement of a wage and hour class action lawsuit.  See Part II, Item 1. “Legal Proceedings” of this report for additional information.  The settlement funding was $2.1 million lower than the previous estimate of $10.8 million, recognized in the fourth quarter of fiscal 2010, and as a result contributed 6 basis points to the total decrease in selling, general and administrative expenses during the current quarter.  These basis point decreases were partially offset by a 22 basis point increase in administrative expenses due to higher corporate costs to support our business strategies compared to the 39 weeks ended October 30, 2010.

Pre-opening expenses increased to $12.7 million for the period from $9.2 million for the 39 weeks ended October 30, 2010.  Pre-opening expenses were for the opening of 30 new Dick’s stores during the period as compared to 18 new Dick’s stores during last year’s period.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in the current year resulting from the sale of the Company’s investment in GSI Commerce, Inc., the Company’s e-commerce service provider.

Interest Expense

Interest expense was $10.5 million for both the current year and for the 39 weeks ended October 30, 2010. Interest expense for the 39 weeks ended October 29, 2011 and October 30, 2010 includes $8.0 million related to rent payments under the Company’s financing lease for its corporate headquarters building.

Income Taxes

The Company’s effective tax rate was 38.90% for the 39 weeks ended October 29, 2011 as compared to 38.56% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Our primary capital requirements are for working capital, capital improvements, and to support expansion plans, as well as for various investments in store remodeling, store fixtures and ongoing infrastructure improvements.

The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 29,	October 30,
	2011	2010

Net cash provided by (used in) operating activities	$36,164	$(17,515)
Net cash used in investing activities	(142,879)	(106,721)
Net cash provided by financing activities	44,032	58,065
Effect of exchange rate changes on cash and cash equivalents	3	6
Net decrease in cash and cash equivalents	$(62,680)	$(66,165)

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

Cash provided by operating activities increased $53.7 million for the 39 weeks ended October 29, 2011 compared to the same period last year.  Higher net income for the 39 weeks ended October 29, 2011 impacted operating cash flows by $58.2 million.  Changes in income taxes payable and deferred income taxes improved operating cash flows by $38.7 million due primarily to temporary differences caused by legislation that provides for a bonus depreciation deduction for qualified capital expenditures and stock option exercises.  Changes in inventory and accounts payable lowered operating cash flows by $20.8 million, reflecting higher seasonal inventory purchases.

Investing Activities

Cash used in investing activities for the 39 weeks ended October 29, 2011 increased by $36.2 million to $142.9 million. The Company’s gross capital expenditures were $148.0 million during the current period, compared to $117.5 million during the 39 weeks ended October 30, 2010, which related primarily to the opening of new stores, ongoing remodeling of existing locations and information systems.

The Company opened 30 stores during the 39 weeks ended October 29, 2011, as compared to opening 18 stores during the 39 weeks ended October 30, 2010.

Financing Activities

Cash provided by financing activities for the 39 weeks ended October 29, 2011 totaled $44.0 million, compared to $58.1 million of cash provided in the same period of fiscal 2010.  The decrease in cash provided primarily reflects bank overdraft activity, which was partially offset by higher proceeds and excess tax benefits from exercises of stock options.

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

There were no outstanding borrowings under the Credit Agreement as of October 29, 2011 or January 29, 2011.  As of October 29, 2011 and January 29, 2011, total remaining borrowing capacity, after subtracting letters of credit, was $419.9 million and $418.5 million, respectively.

The Credit Agreement contains restrictions regarding the Company’s and its subsidiaries’ ability, among other things, to merge, consolidate or acquire non-subsidiary entities, to incur certain specified types of indebtedness or liens in excess of certain specified amounts, to make distributions on the Company’s stock, to make certain investments or loans to other parties, or to engage in certain lending, borrowing or other commercial transactions with subsidiaries, affiliates or employees.  Under the Credit Agreement, the Company may be obligated to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances.  The obligations of the Company under the Credit Agreement are secured by interests in substantially all of the Company’s personal property excluding store and distribution center equipment and fixtures.  As of October 29, 2011, the Company was in compliance with the terms of the Credit Agreement.

The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements over the next twelve months.  Normal capital requirements are expected to consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhanced information technology and improved distribution infrastructure. Other investment opportunities, such as potential strategic acquisitions or investments or store expansion rates substantially in excess of those presently planned, may require additional funding.  As of November 11, 2011, the Company completed its plan to open 36 new Dick’s stores during fiscal 2011, all of which the Company leased.  This level of store expansion is significantly lower than levels prior to fiscal 2009 largely as a result of a lack of new real estate development.  The Company also completed its plan to remodel 14 Dick’s stores and relocate one Golf Galaxy store in fiscal 2011. The Company currently anticipates receiving landlord allowances at 11 of its fiscal 2011 new stores totaling approximately $26.5 million. The amount and timing of receipt of these allowances depend, among other things, upon the timing of new store construction and the ability of landlords to satisfy their contractual obligations.  The Company currently expects to begin construction of a new 600,000 square foot distribution center located in Arizona in December 2011.  This distribution center is currently scheduled to open in 2013 and is currently expected to support approximately 160 stores, increasing the Company’s total distribution capacity to approximately 750 stores.

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

On November 14, 2011, our Board of Directors approved and declared our first ever cash dividend. The $0.50 per share dividend will be paid on December 28, 2011 to all stockholders of record as of the close of business on December 7, 2011.  The Company currently intends to begin payments of regular quarterly dividends beginning in fiscal 2012; however, the actual declaration of such future dividends and the establishment of the per share amount, record dates and payment dates for such future dividends are subject to the final determination of the Company’s Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Beginning in March 2012, the Company’s purchase option for its corporate headquarters building becomes exercisable.  Should the Company elect to exercise this option, the Company currently expects that the purchase would be funded by cash provided by operating and financing activities.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

The Company’s off-balance sheet contractual obligations and commercial commitments as of October 29, 2011 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit.  The Company has excluded these items from the unaudited consolidated balance sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 29, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

During the third quarter of fiscal 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report (October 29, 2011).

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in prior filings on Form 10-Q, on January 28, 2011, the Company and attorneys for a group of plaintiffs filed a settlement agreement in the United States District Court for the Western District of New York to settle Tamara Barrus, et al. v Dick’s Sporting Goods, Inc. et al. (“Barrus”) and related state law claims.  Barrus, which was initially filed in May 2005, and the related state law claims alleged failures to pay wages and overtime wages as required by the Fair Labor Standards Act and various state laws.  On July 29, 2011, the court granted final approval to the settlement and entered a final judgment in the action.  On September 28, 2011, the settlement became effective under the terms of the settlement agreement, and on October 5, 2011, the Company transferred funds to the claims administrator in final satisfaction of the Company’s and other defendants’ financial obligations under the settlement agreement.

In addition to the above matter, various lawsuits, regulatory proceedings and other claims arising in the normal course of business are pending or may be initiated against us. These claims primarily relate to commercial, intellectual property, advertising, real estate and employment matters.  The outcome of these claims cannot be predicted with certainty and some of these claims may be disposed of unfavorably to us.  Based on currently available information, including legal defenses available to us, we do not believe that the outcome of currently pending claims will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

We Cannot Provide Any Guaranty of Future Dividend Payments.

Although our board of directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination by us to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our board of directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. The terms of our current credit agreement contains provisions permitting the payment of cash dividends subject to certain limitations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the Securities and Exchange Commission on March 18, 2011, which could materially affect our business, financial condition, financial results or future performance.  Reference is also made to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this report, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2011:

				Number of
			Total Number of	Maximum
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased (a)	Share	Programs (b)	Programs (b)
July 31, 2011 to August 27, 2011	826	$37.00	—	—
August 28, 2011 to October 1, 2011	582	34.50	—	—
October 2, 2011 to October 29, 2011	1,343	39.66	—	—
Total	2,751	$37.77	—	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	During the third quarter of 2011, we did not have a publicly announced plan or program for the repurchase of our common stock.

ITEM 6.  EXHIBITS

(a) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on page 22 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 23, 2011 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President – Finance, Administration, Chief Financial Officer (principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President — Chief Accounting Officer (principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Form of Restricted Stock Award Agreement granted under the Dick’s Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on November 15, 2011

31.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 23, 2011 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of November 23, 2011 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 23, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.2

Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of November 23, 2011 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets - Unaudited, (ii) the Consolidated Statements of Income - Unaudited, (iii) the Consolidated Statements of Comprehensive Income - Unaudited, (iv) the Consolidated Statement of Changes in Stockholder’s Equity - Unaudited, (v) the Consolidated Statements of Cash Flows - Unaudited, and (vi) related notes to these unaudited consolidated financial statements tagged in detail.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.