Form 10-K
period 2012-01-28
DICKS SPORTING GOODS INC
filed 2012-03-16
CIK 1089063

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

Commission File No.001-31463

DICK'S SPORTING GOODS, INC.
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act (check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,529,033,508 as of July 29, 2011 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 29, 2011.

The number of shares of common stock and Class B common stock of the registrant outstanding as of March 5, 2012 was 96,604,517 and 24,960,870, respectively.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 6, 2012 (the "2012 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other "forward-looking" information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, e-commerce and operations, inventory, private brand products, or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:

•
Our business is dependent on the general economic conditions in our markets and the ongoing economic and financial downturn may cause a decline in consumer spending that may adversely affect the Company's business, operations, liquidity, financial results and stock price;

•
Our quarterly operating results and same store sales may fluctuate substantially;

•
Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

•
The intense competition in the sporting goods industry;

•
Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our stores, or our inability to open new stores on a timely basis or otherwise expand successfully in new or existing markets;

•
Changes in consumer demand or shopping patterns;

•
Unauthorized disclosure of sensitive, personal or confidential customer information;

•
Risks and costs relating to the products we sell, including: product liability claims and the availability of recourse to third parties, including under our insurance policies; product recalls; and the regulation of and other hazards associated with certain products we sell, such as hunting rifles and ammunition;

•
Disruptions in our or our vendors' supply chain, including as a result of political instability, foreign trade issues, the impact of the ongoing economic and financial downturn on distributors or other reasons;

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
Current exchange rate fluctuations;

•
Costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor, employment and the sale of consumer products;

•
Our ability to secure and protect our trademarks, patents and other intellectual property;

•
Risks relating to operating as an omni-channel retailer, including the impact of rapid technological change, internet security and privacy issues, the threat of systems failure or inadequacy, increased or changing governmental regulation and increased competition;

•
Disruption of or other problems with the services provided by our third-party service provider for our e-commerce website or our information systems;

•
Any serious disruption at our distribution facilities;

•
The seasonality of our business;

•
Regional risks because our stores are generally concentrated in the eastern half of the United States;

•
Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

•
Our ability to meet our labor needs;

•
We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

•
Potential volatility in our stock price;

•
Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

•
Impairment in the carrying value of goodwill or other acquired intangibles;

•
Our current intention to issue quarterly cash dividends; and

•
Our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail herein under Item 1A. "Risk Factors". In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by the securities laws.

 PART I

ITEM 1. BUSINESS

General

Dick's Sporting Goods, Inc. (referred to as the "Company", "Dick's" or in the first person notations "we", "us" and "our" unless specified otherwise) is an authentic full-line sporting goods retailer offering a broad assortment of high quality, competitively-priced brand name sporting goods equipment, apparel and footwear in a specialty store environment. The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer ("Golf Galaxy"), and maintains e-commerce operations for both Dick's and Golf Galaxy. Dick's was founded in 1948 when Richard "Dick" Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977, and in 1984, became President and Chief Executive Officer of the then two store chain. Our goal is to provide products, services and an in-store experience that enhance our customers' performance and enjoyment of their sports and outdoor activities.

We were incorporated in 1948 in New York under the name Dick's Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick's Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at www.DicksSportingGoods.com. The information on our website does not constitute a part of this annual report. We include on our website, free of charge, copies of our prior annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.

As of January 28, 2012, the Company operated 480 Dick's Sporting Goods stores in 43 states and 81 Golf Galaxy stores in 30 states. Additionally, the Company operates e-commerce operations for both Dick's and Golf Galaxy.

Business Strategy

The key elements of our business strategy are:

Authentic Sporting Goods Retailer.  Our history and core foundation is as a retailer of high quality authentic athletic equipment, apparel and footwear, intended to enhance our customers' performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. We believe our customers seek genuine, deep product offerings, and ultimately this merchandising approach positions us with advantages in the market, which we believe will continue to benefit from new product offerings with enhanced technological features.

Broad Assortment of Brand Name Merchandise at Multiple Price Points.  We carry a wide variety of well-known brands, including Nike, The North Face, Columbia, adidas, TaylorMade-adidas Golf, Callaway Golf and Under Armour, as well as private brand products on an exclusive basis under names such as Slazenger, Maxfli, Field & Stream, adidas baseball, Köppen, Fitness Gear, Walter Hagen, Nishiki, Nickent, Umbro and Reebok. The breadth of our product selections in each category of sporting goods offers our customers a wide range of good, better and best price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast. We seek to offer value to our customers and develop and maintain a reputation as a provider of value at each price point.

Expertise and Service.  We enhance our customers' shopping experience by providing knowledgeable and trained customer service professionals and value added services. For example, we were the first full-line sporting goods retailer to have active members of the Professional Golfers' Association of America ("PGA") and Ladies Professional Golf Association ("LPGA") working in our stores. As of January 28,

2012, we employed 539 PGA and LPGA professionals in our Dick's golf departments and our Golf Galaxy stores. As of January 28, 2012, we also employed 573 bike mechanics to sell and service bicycles and 386 certified fitness trainers who provide advice on the best fitness equipment for our customers. All of our stores also provide support services such as golf club grip replacement, bicycle repair and maintenance and home delivery and assembly of fitness equipment.

Interactive "Store-Within-A-Store".  Our Dick's Sporting Goods stores typically contain five separately identifiable specialty departments. We seek to create a distinct look and feel for each "store-within-a-store" department to heighten the customer's interest in the products offered. A typical Dick's store has the following in-store specialty shops: (i) the Golf Pro Shop, which carries a full range of products featuring major golf suppliers such as TaylorMade-adidas Golf, Callaway Golf, Titleist, Adams Golf, FootJoy and Nike Golf as well as our exclusive brands, Walter Hagen, Maxfli, Nickent and Slazenger. The Golf Pro Shop features a putting green, golf simulators and launch monitors as well as video monitors featuring golf tournaments and instruction on the Golf Channel or other sources; (ii) the Footwear Center, featuring hardwood floors, a track for testing athletic shoes and a bank of video monitors playing sporting events; (iii) the Fitness Center, providing an extensive selection of equipment for today's most popular fitness activities, including a dedicated cycle shop designed to sell and service bicycles, complete with a mechanics' work area and equipment on the sales floor; (iv) the Lodge for the hunting and fishing outdoorsman, designed to have the look of an authentic bait and tackle shop; and (v) Team Sports, a seasonal sports area displaying sports equipment and athletic apparel associated with specific seasonal sports, such as football, baseball, soccer and lacrosse. Our stores provide interactive opportunities by allowing customers to test golf clubs in our indoor driving range, shoot bows in our archery range, or run on our footwear track.

Our Golf Galaxy stores are designed to create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added services. Interactive areas, such as an artificial bent grass putting green and golf simulators, add to the entertainment value of the shopping experience. Our store design and equipment displays encourage customers to test our products before making a purchase decision. Our highly visible service areas reinforce the expertise available from our staff.

Exclusive Brand Offerings.  We offer a wide variety of products on an exclusive basis under various brands such as Maxfli, Field & Stream, Slazenger, Reebok, adidas baseball, Köppen, Umbro, Walter Hagen, Nickent, Fitness Gear, DBX, Tailgate Gear, Quest and Nishiki. Our exclusive brands and styles offer exceptional value and quality to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable branded products. Our team designs and develops these brands to offer our customers differentiated assortments from our competitors. We have invested in a development and procurement staff that continually sources products targeted specifically to the needs of a Dick's Sporting Goods and Golf Galaxy consumer.

Merchandising

We offer a full range of sporting goods and active apparel at each price point in order to appeal to the beginner, intermediate and enthusiast sports consumer. The merchandise we carry includes one or more of the leading manufacturers in each category. Our objective is not only to carry leading brands, but a full range of products within each brand, including premium items for the sports enthusiast. As beginners and intermediates move to higher levels in their sports, we expect to be prepared to meet their needs.

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

The following table sets forth the approximate percentage of our sales attributable to the apparel, footwear and hardlines categories for the periods presented:

	Fiscal Year
Merchandise Category	2011	2010	2009
Apparel	29%	28%	28%
Footwear	19%	18%	16%
Hardlines (1)	52%	54%	56%

Total	100%	100%	100%

(1)
Includes items such as sporting goods equipment, fitness equipment, hunting and fishing gear and golf equipment.

Apparel

This category consists of athletic apparel, outerwear and sportswear designed for a broad range of activities and performance levels as well as apparel designed and fabricated for specific sports in men's, women's and children's assortments. Technical and performance specific apparel includes offerings for sports such as golf, tennis, running, fitness, soccer, baseball, football, and lacrosse, hockey, swimming and cycling. Basic sportswear includes T-shirts, shorts, sweat suits and warm-up suits.

Footwear

This category consists of athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleated shoes for baseball, football, soccer and lacrosse. Other important product lines within the footwear category include boots, socks and accessories.

Hardlines:

    Team Sports.  This category consists of equipment and accessories for team sports such as football, baseball, softball, basketball, hockey, soccer, lacrosse and tennis.

    Outdoor Recreation.  This category consists of equipment for hunting, fishing, camping and water sports. Hunting products include rifles, shotguns, ammunition, global positioning systems, hunting apparel, optics including binoculars and scopes, knives and cutlery, archery equipment and accessories. Fishing gear includes rods, reels, tackle and accessories. Camping equipment includes tents, sleeping bags, backpacks and other accessories. Equipment offerings for marine and water sports include navigational electronics, water skis, rafts, kayaks, canoes and accessories.

    Golf.  This category consists of golf clubs and club sets, bags, balls, teaching aids and accessories in addition to a complete range of expert golf services, including custom club fitting, club repair, and grip and shaft installation for drivers, irons and putters.

    Fitness and Cycling.  This category consists of fitness equipment, including treadmills, elliptical trainers, stationary bicycles, home gyms, free weights and weight benches, and a dedicated cycle shop, which offers a broad selection of BMX, all-terrain, freestyle and touring bicycles, scooters and skateboards as well as bicycle repair and maintenance services. In addition, we offer a full range of cycling accessories including helmets, bicycle carrier racks, gloves, water bottles and repair and maintenance parts.

Our Stores

Each of our Dick's stores typically contains five separately identifiable specialty departments. We believe our "store-within-a-store" concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy stores are designed to create an exciting and interactive shopping environment for the golf enthusiast that highlights our extensive product assortments and value-added services.

Store Design

We design our Dick's stores to create an exciting shopping environment with distinct departments that can stand on their own as authentic sporting goods specialty shops. Our primary prototype store is a single-level store of approximately 50,000 square feet. Signs and banners are located throughout the store allowing customers to quickly locate the various departments. A wide aisle through the middle of the store displays seasonal or special-buy merchandise. Video monitors throughout the store provide a sense of entertainment with videos of championship games, instructional sessions or live sports events. We also have a prototype two-level store of approximately 75,000 square feet for those trade areas that have sufficient in-profile customers to support it. Our current Golf Galaxy store model is based on a prototype store that generally ranges from 13,000 to 18,000 square feet. The following table summarizes store openings and closings for 2011 and 2010:

	Fiscal 2011			Fiscal 2010
	Dick's	Golf Galaxy	Total	Dick's	Golf Galaxy	Total
Beginning stores	444	81	525	419	91	510
New stores:
Single-level stores	35	-	35	26	-	26
Two-level stores	1	-	1	-	-	-
Golf Galaxy stores	-	-	-	-	2	2

Total new stores	36	-	36	26	2	28
Closed stores	-	-	-	(1)	(12)	(13)

Ending stores	480	81	561	444	81	525

Remodeled stores	14	-	14	12	-	12
Relocated stores	-	1	1	2	-	2

In most of our Dick's stores, approximately 83% of store space is used for selling and approximately 17% is used for backroom storage of merchandise, receiving and office space.

We seek to encourage cross-selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving that enable customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.

Our Dick's stores are typically open seven days a week, generally from 9:00 a.m. to 9:30 p.m. Monday through Saturday and 10:00 a.m. to 7:00 p.m. on Sunday. Our Golf Galaxy stores are typically open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Friday, 9:00 a.m. to 8:00 p.m. on Saturday, and 10:00 a.m. to 6:00 p.m. on Sunday.

New Store Openings

Future openings will depend upon several factors, including but not limited to general economic conditions, consumer confidence in the economy, unemployment trends, interest rates and inflation, the availability of retail store sites on acceptable terms, real estate prices and the availability of adequate capital. Because our new store openings depend on many factors, they are subject to risks and uncertainties as described below within Item 1A. "Risks Factors".

Store Associates

We strive to complement our merchandise selection and innovative store design with superior customer service. We seek to recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable and passionate about the products they sell. For example, we currently employ PGA and LPGA golf professionals to work in our Dick's golf departments and Golf Galaxy stores, bicycle mechanics to sell and service bicycles and certified fitness trainers to provide advice on the best fitness equipment for our customer. We believe that our associates' enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.

We emphasize product knowledge at both the hiring and training stages. We hire most of our sales associates for a specific department or category. As part of our interview process, we test each prospective sales associate for knowledge specific to the department or category in which he or she is to work. We train new sales associates through a self-study and testing program that we have developed for each of our categories. We also measure customers' satisfaction with their most recent purchase experience through an online satisfaction survey. Survey invitations are delivered at the point-of-sale via cash register receipts that direct customers to a data collection website. These results allow identification of improvement opportunities at various levels of the store hierarchy and reinforce the impact associates have on the customer experience.

We typically staff our Dick's stores with a store manager, two sales managers, a sales support manager, five sales leaders and approximately 50 full-time and part-time sales associates for a single-level store and proportionately more supervisory roles and associates for a two-level store, depending on store volume and time of year. The operations of each store are supervised by one of 50 district managers, each of whom reports to one of seven regional vice-presidents of store operations who are located in the field. The regional vice presidents report to the vice president of store operations, who in turn reports directly to the senior vice president of operations.

Support Services

We believe that we further differentiate our stores from other large format sporting goods stores by offering support services for the products we sell. At our Dick's and Golf Galaxy stores, we offer a complete range of expert golf services, including custom club fitting, club repair, and grip and shaft installation for drivers, irons and putters, and we also have certified club technicians on hand. We offer private lessons with our PGA and LPGA professionals in our Golf Galaxy Stores.

Our prototype Dick's stores feature bicycle maintenance and repair stations on the sales floor, allowing our bicycle mechanics to service bicycles in addition to assisting customers. We believe that these maintenance and repair stations are one of our most effective selling tools by enhancing the credibility of our specialty store concept and giving assurance to our customers that we can repair and tune the bicycles they purchase.

At our Dick's stores, we also string tennis racquets and lacrosse sticks, sharpen ice skates, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows, sell hunting and fishing licenses and fill CO2 tanks for paintball.

Site Selection and Store Locations

We select geographic markets and store sites based on a variety of factors, including demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. In addition to these demographics, golf participation rates are considered in selecting sites for our Golf Galaxy stores. We seek to locate our Dick's stores in primary retail centers with an emphasis on co-tenants including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Best Buy, Lowe's or Staples.

We seek to balance our expansion of Dick's stores between new and existing markets. In our existing markets, we add stores as necessary to cover appropriate trade areas. Clustering stores allows us to take advantage of economies of scale in advertising, promotion, distribution and supervisory costs. We seek to locate stores within separate trade areas within each metropolitan area and expand in geographically contiguous areas, in order to establish long-term market penetration and build on our experience in the same or nearby regions. We believe that local knowledge is an important part of success. In considering new regions, we locate our stores in areas we believe are underserved. In addition to larger metropolitan areas, we also target smaller population centers in which we locate single stores, generally in regional shopping centers with a wide regional draw.

Marketing and Advertising

Our marketing program for Dick's stores is designed to promote our selection of brand name products at competitive prices. The program is centered on newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. Our advertising strategy is focused on national television and other media campaigns, weekly newspaper advertising utilizing multi-page color inserts and standard run of press advertising with an emphasis on key shopping periods such as the Christmas season, Father's Day, back-to-school and on specific sales and promotional events including our annual Golf-a-thon sale.

We cluster stores in major markets to enable us to employ our advertising strategy on a cost-effective basis through the use of newspaper and local and national television and radio advertising. We advertise in major metropolitan newspapers as well as in regional newspapers circulated in areas surrounding our store locations. Our newspaper advertising typically consists of weekly promotional advertisements with full-color inserts. Our television advertising is generally concentrated during a promotional event or key shopping period. At other times, we advertise on television and radio nationally to highlight seasonal sports initiatives or promote our brand. Radio advertising is used primarily to publicize specific promotions in conjunction with newspaper advertising or to announce a public relations promotion or grand opening. Vendor participation in contractual cooperative advertising arrangements as well as targeted sponsorships or product advertisements provides leverage to our advertising expenses.

Our advertising is designed to create an "event" in the stores and to drive customer traffic with advertisements promoting a wide variety of merchandise values appropriate for the respective holiday or event.

We also sponsor professional sports teams and tournaments, as well as amateur competitive events and community youth sports programs in an effort to align ourselves with both the serious sports enthusiast and the community in general.

Our Dick's Sporting Goods "ScoreCard® Rewards" program and our Golf Galaxy "Advantage Club" program are customer loyalty programs that we offer to our customers free of charge. Members earn points for shopping and are awarded a $10 reward certificate for every 300 points they earn for each of these programs. Program members also receive exclusive offers and access to special in-store events as well as direct marketing programs that are based upon their sports preferences and past purchase history in order to enhance our marketing efficiency.

Information Systems

Our core merchandising, allocation and replenishment systems are from JDA. The data generated by these systems are consolidated into a comprehensive data warehouse application that was purpose-built to provide near real-time performance information across a broad spectrum of critical metrics for our business. All functions of the business have access to highly accurate and consistent information related to the various components of sales, inventory and margin from department to SKU level. Our stores are on-line to the corporate data center and utilize high-speed data communications to update sales data continuously throughout the business day while also enabling our sales associates to access the internet for additional sales opportunities on the Company's websites via POS registers, associate ordering system ("AOS") kiosks and special services computers. We utilize a highly optimized and customized version of the Advanced Store POS application software from NCR in both our Dick's and Golf Galaxy stores.

The enterprise data center located within our corporate headquarters, which we refer to as the Store Support Center ("SSC"), is equipped with mainframe and mid-range computers and storage systems from IBM, integrated with voice and data networking communication equipment from Cisco. This facility has been built to support the future growth of the Company. The Company utilizes a third-party service provider for disaster recovery services and is in the process of establishing a separate data center to serve as the Company's disaster recovery redundancy location.

Our end-to-end supply chain management suite of software applications is from Manhattan Associates and operates our three distribution centers from the central computing complex in our SSC. The Company's Financial and Human Resource Management systems are PeopleSoft applications provided by Oracle. All third party applications are integrated and enhanced using state-of-the-art software tools and techniques developed internally.

Purchasing and Distribution

In addition to merchandise procurement, our buying staff is also responsible for determining initial pricing and product marketing plans and working with our allocation and replenishment groups to establish stock levels and product mix. Our buying staff also has frequent communications with our store operations and regionally-based market research personnel to monitor shifts in consumer tastes and regional market trends.

Our planning, replenishment, allocation and merchandise control groups are responsible for merchandise allocation, inventory control and automated replenishment systems. These groups act as the central processing intermediary between our buying staff and our stores and also coordinate the inventory levels necessary for each advertising promotion with our buying staff and our advertising department, tracking the effectiveness of each advertisement to allow our buying staff and our advertising department to determine the relative success of each promotional program. In addition, these groups also manage the implementation of price changes, creation of vendor purchase orders and determination of inventory levels for each store.

We purchase merchandise from approximately 1,200 vendors. During fiscal 2011, Nike, our largest vendor, represented approximately 15% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2011 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.

We operate three regional distribution centers: a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. Additionally, the Company is currently constructing a 624,000 square foot distribution center in Goodyear, Arizona, which is currently expected to be operational in January 2013. Vendors directly ship floor ready merchandise to our distribution centers, where it is processed as necessary. The merchandise arriving at our distribution centers is allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores.

Competition

The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories:

•
Large Format Sporting Goods Stores and Chains;

•
Traditional Sporting Goods Stores and Chains;

•
Specialty and Vendor Stores;

•
Mass Merchants; and

•
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

Traditional Sporting Goods Stores

These stores generally range from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. Although they typically carry a varied assortment of merchandise, these stores offer a more limited product assortment than our stores. We believe these stores do not cater to the sports enthusiast.

Specialty and Vendor Stores

These stores generally range from 2,000 to 20,000 square feet and typically focus on a specific category, such as athletic footwear, or an activity, such as golf or skiing. Certain specialty stores that focus on a group of related activities can have significantly larger square footage footprints and be designed as destination stores. In addition, several sporting goods brands, many of which we sell in our stores, also sell their products direct to consumers through their own retail stores. While specialty stores may offer a deep selection of products within their specialty, they lack the wide range of products or brand selection that we offer. We believe prices at these stores typically tend to be higher than prices at the large format sporting goods stores and traditional sporting goods stores.

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

Catalog and Internet-Based Retailers

These retailers either focus on a specific category or activity or sell a full line of sporting goods through the use of catalogs and/or the Internet. The types of retailers mentioned above may also sell their products through the Internet. We believe that the relationships we have developed with our suppliers and customers through our retail stores together with our growing e-commerce business provide us with a significant advantage over catalog-based and Internet-only retailers.

Employees

As of January 28, 2012, we employed approximately 10,400 full-time and 18,000 part-time associates. Due to the seasonal nature of our business, total employment will fluctuate throughout the year and typically peaks during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

Various versions of each of "Dick's", "Dick's Sporting Goods", "Golf Galaxy", "Walter Hagen", "Maxfli", "Power Bolt", "Fitness Gear", "Nishiki", "Acuity", "DBX", "Field & Stream" (footwear only), "Köppen" and "Quest" are registered as a service mark or trademark with the United States Patent and Trademark Office and "DicksSportingGoods.com", "Dicks.com" and "GolfGalaxy.com" are registered as our domain names. In addition, we have numerous pending applications for trademarks. Our trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball only), "Field & Stream" (camping, hunting and fishing), "Slazenger", "Louisville Slugger" (hosiery only), and "Reebok", "Thrive" and "Umbro" for specified product categories. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risks Factors".

Governmental Regulations

We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax.

In addition, in connection with the sale of firearms in our stores, we must comply with the federal Brady Handgun Violence Prevention Act, which requires us to perform a pre-sale background check of purchasers of long guns. We perform this background check using either the FBI-managed National Instant Criminal Background Check System ("NICS"), or a state government-managed system that relies on the NICS and any additional information collected by the state. These background check systems either confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review, and provide us with a transaction number for the proposed sale. We are required to record the transaction number on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for five years for auditing purposes for each denied sale.

Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape, requires us to expend considerable resources.

Executive Officers of the Company

The current executive officers of the Company, and their prior business experience, are as follows:

Edward W. Stack - 57, has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Edward Stack's father, Richard "Dick" Stack, retired from our then two store chain. Mr. Edward Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

Joseph H. Schmidt - 52, became our President and Chief Operating Officer in February 2009. In 2008, Mr. Schmidt served as Executive Vice President and Chief Operating Officer responsible for all aspects of Store Operations, Real Estate & Development, Distribution and Transportation. Previously, Mr. Schmidt was our Executive Vice President - Operations, and before that Senior Vice President - Store Operations, a position he held beginning in 2005. Mr. Schmidt was Vice President - Store Operations beginning in 2001. Mr. Schmidt joined us in 1990 and has held various positions in store operations. From 1981 to 1990, he held various positions in store operations for Ames Department Stores, Inc.

Timothy E. Kullman - 56, joined Dick's Sporting Goods as Senior Vice President and Chief Financial Officer in April 2007 and was promoted to Executive Vice President - Finance, Administration and Chief Financial Officer in February 2008. Prior to joining Dick's, Mr. Kullman served as Chief Financial Officer of PetSmart (Nasdaq: PETM), a specialty pet retailer, since July 2002. Before joining PetSmart, Mr. Kullman was Executive Vice President and CFO for Hagemeyer North America Holdings, Inc., a wholly-owned division of a global distribution company based in the Netherlands and spent three years at Genuardi's Family Markets. Prior to that, he was Senior Vice President, CFO, Secretary and Treasurer for Delchamps, Inc., a major grocery chain in the southeastern United States. Mr. Kullman also held senior financial positions with Farm Fresh Inc., Blue Cross Blue Shield of Michigan and Deloitte, Haskins & Sells, LLP.

John Duken - 51, became our Executive Vice President, Global Merchandising in February 2012. For the previous four years, Mr. Duken served as Senior Vice President, Planning and Allocation. Prior to that role, he spent seven years in our store organization as a Regional Vice President and ultimately as Vice President - Operations over all regions. Mr. Duken joined Dick's in 1999 as Vice President - Operations of dsports.com. Before joining Dick's, Mr. Duken was Vice President of Operations for Good Guys, a specialty retailer of consumer electronics from 1994 to 1995. Prior to that, he was the General Operations Manager for Circuit City from 1984 to 1994. Mr. Duken holds a B.S. in Finance from the University of Southern California, Marshall School of Business.

David I. Mossé - 38, joined Dick's Sporting Goods in 2010 as our Senior Vice President - General Counsel and Corporate Secretary. Prior to joining the Company, Mr. Mossé served as Senior Counsel, Chief Compliance Officer and Investment Team Member of Trian Fund Management, LP, a private investment firm based in New York, NY, since 2005. Prior to that, he served as Vice President and Assistant General Counsel of Triarc Companies, Inc. (NYSE: WEN), a publicly traded holding company that, at the time, owned, among other businesses, the Arby's restaurant system. Mr. Mossé also spent several years as an attorney with the law firms Cravath, Swaine & Moore in New York, NY, where he began his career, and the Venture Law Group in Menlo Park, California. Mr. Mossé earned his BA from Duke University and his Juris Doctor from New York University School of Law.

Kathryn Sutter - 49, became our Senior Vice President - Human Resources in 2007 and was named an executive officer of the Company in 2008. Previously, Ms. Sutter was Vice President - Leadership and Organizational Development, a position she held since 2005. Prior to joining Dick's, Ms. Sutter was employed by Office Depot, Inc. (NYSE: ODP) as Vice President of Development and Global Learning from May 2002 through October 2004.

Joseph R. Oliver - 52, has served as our Senior Vice President and Chief Accounting Officer since April 2011 and prior to that he also served as Controller since November 2009. Previously, Mr. Oliver served as our Vice President and Controller since February 2006 and as our Director of Accounting from May 2000 to February 2006. Prior to joining Dick's, Mr. Oliver was employed by Dominion Resources, Inc. (NYSE: D) from 1983 to 2000 in various finance functions, most recently as Director of Accounting.

Lauren Hobart - 43, joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. Prior to that, Ms. Hobart spent 14 years with PepsiCo, Inc. (NYSE: PEP), most recently serving as Chief Marketing Officer for its Carbonated Soft Drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank.

 ITEM 1A. RISK FACTORS

Risks and Uncertainties

Our business is dependent on the general economic conditions in our markets and the ongoing economic and financial downturn may cause a decline in consumer spending that may adversely affect the Company's business, operations, liquidity, financial results and stock price.

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

As a business that depends on consumer discretionary spending, the Company may be adversely affected if our customers reduce their purchases due to continued job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, lower consumer confidence, uncertainty or changes in tax policies and tax rates and uncertainty due to national or international security concerns. Decreases in same store sales, customer traffic or average value per transaction negatively affect the Company's financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. The potential effects of the ongoing economic and financial crisis are difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

The ongoing global crisis may also adversely affect our suppliers' access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. The ongoing crisis and market instability make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.

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

•
general economic conditions;

•
changes in demand for the products that we offer;

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

Our same store sales may vary from quarter-to-quarter and could decline relative to the comparable period in the prior fiscal year. A decline in revenues or same store sales may cause the price of our common stock to decrease or to fluctuate significantly. A number of factors, many of which are outside of our control, have historically affected, and will continue to affect, our same store sales results, including:

•
general regional and national economic conditions;

•
competition;

•
our new store openings;

•
consumer trends and preferences;

•
changes in the shopping centers, malls and retail nodes in which we are located and their tenants;

•
new product introductions and changes in our product mix;

•
timing and effectiveness of promotional events;

•
lack of new product introductions to spur growth in the sale of various kinds of sports equipment; and

•
weather conditions in our markets.

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

If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current senior secured revolving credit facility is not sufficient, we may have to obtain additional financing. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. Ongoing distress in the worldwide financial markets may result in continued diminished liquidity and credit availability. Furthermore, a downturn in the equity or debt markets or the tightening of credit markets could make it difficult to obtain additional financing or raise capital, and thus we cannot be certain that additional funds will be available if needed or available on acceptable terms. Our liquidity or access to capital could also be adversely affected by other unforeseen changes in the financial markets and global economy.

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

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have substantially greater market presence, name recognition, and financial, marketing and other resources than us. We compete directly or indirectly with the following categories of companies:

•
large format sporting goods stores and chains;

•
traditional sporting goods stores and chains;

•
specialty stores;

•
mass merchants;

•
catalog and Internet-based retailers; and

•
sporting goods brands that sell direct to consumers.

Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Increased competition in markets in which we have stores or the adoption or proliferation by competitors of innovative store formats, aggressive pricing strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to new store openings could severely limit our growth opportunities.

Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the number or quality of retail sites available to us. We cannot assure you that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

In addition, our expansion in new and existing markets may present competitive, distribution, merchandising and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our stores. We also cannot guarantee that we will be able to obtain and distribute adequate product supplies to our stores or maintain adequate warehousing and distribution capability at acceptable costs. New stores also may have lower than anticipated sales volumes relative to previously opened stores during their comparable years of operation, and sales volumes at new stores may not be sufficient to achieve store-level profitability or profitability comparable to that of existing stores.

New stores in new markets, where we are less familiar with the target customer and less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. For example, expansion into new markets could bring us into direct competition with retailers with whom we have no past experience as direct competitors. We also may not be able to advertise cost-effectively in new or smaller markets in which we have less store density, which could slow sales growth at such stores.

To the extent that we are not able to meet these various challenges, our sales could decrease, our operating costs could increase and our profitability could be impacted.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences and shopping patterns regarding sporting goods. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability. Conversely, shortages of items that prove popular could impact our net sales. In addition, a major shift in consumer demand away from sporting goods could also have a material adverse effect on our business, results of operations and financial condition.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company's business and standing with our customers.

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

We may be subject to various types of litigation and other claims and our insurance may not be sufficient to cover damages related to those claims.

From time to time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort and other matters. In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles, semi-automatic hunting rifles and ammunition, which are products that are associated with an increased risk of injury and related lawsuits. We may also be subject to lawsuits relating to the design, manufacture or distribution of our private brand products. We may incur losses relating to these claims, including costs associated with defending against them. We may also incur losses due to lawsuits relating to our performance of background checks on hunting rifle purchasers as mandated by state and federal law or the improper use of hunting rifles and ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles and ammunition. In addition, in the future there may be increased federal, state or local regulation, including taxation, on the sale of hunting rifles and ammunition in our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors and manufacturers, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or, in the case of our private brand products, where almost all of the manufacturing occurs outside the United States, that we will be able to collect anything at all. In addition, we are subject to regulation by the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition. In addition, any improper or illegal use by our customers of ammunition or hunting rifles sold by us could have a negative impact on our reputation and business. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

If our suppliers, distributors or manufacturers do not provide us with sufficient quantities of products, or if the cost of products are adversely affected by foreign trade issues, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.

We purchase merchandise from approximately 1,200 vendors. In fiscal 2011, purchases from Nike represented approximately 15% of our merchandise purchases. Although in fiscal 2011 purchases from no other vendor represented 10% or more of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, most of our private brand merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties, quotas, loss of "most favored nation" or MFN status with the U.S. for a particular foreign country, delays in shipment, shipping port constraints, labor strikes, work stoppages or other disruptions, including as a result of severe weather or natural disasters, freight cost increases and economic uncertainties (including the U.S. imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). In addition, the U.S. Congress periodically considers other restrictions on the importation of products obtained by our vendors and us. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors or the manufacturers of our private brand products are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we purchase products directly or indirectly utilize labor and other practices that vary from those commonly accepted in the U.S., we could be hurt by any resulting negative publicity or, in some cases, face potential liability.

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

In addition to brand name products, we offer our customers private brand products that are not available in other stores. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell, the expansion of our private brand offerings also subjects us to certain additional risks. These include, among others: risks related to our failure to comply with government and industry safety standards (e.g., those enforced by the Consumer Product Safety Commission, including the Consumer Product Safety Improvement Act, and similar state regulatory agencies); potential mandatory or voluntary product recalls; suits or other claims resulting from injuries associated with the use of our private brand products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands, including in some instances certain sales minimums that if not met could cause us to lose the licensing rights or pay damages; sourcing and manufacturing outside the U.S., including foreign laws and regulations, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in foreign countries, exchange rate fluctuations and conducting activities with third-party manufacturers; increases in the price of raw materials used in the manufacturing of our private brand products; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors' products, which may, in turn, adversely affect our relationship with our vendors. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer, could have a material adverse effect on our business due to the loss of their experience and industry relationships.

Our success depends on the continued services of our senior management, particularly Edward W. Stack, our Chairman and Chief Executive Officer. Mr. Stack also holds a majority of the voting power of our capital stock, and has been operating the Company since 1984. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its businesses. If we were to lose any key senior executive, especially Mr. Stack, our business could be materially adversely affected.

Our costs may change as a result of currency exchange rate fluctuations.

Many of the goods we purchase are manufactured abroad, and the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

We are subject to costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to the sale of consumer products.

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks and that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include:

•
those relating to consumer products, product liability or consumer protection;

•
those relating to the manner in which we advertise, market or sell our products;

•
labor and employment laws, including wage and hour laws;

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

Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are or may be made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of the intellectual property. As a result, any such claim or our failure to protect our intellectual property could have an adverse effect on our operating results.

We face various risks as an omni-channel retailer.

There are various risks relating to operating as an omni-channel retailer that conducts business in stores, on the Internet and through catalogs, including the need to keep pace with rapid technological change, internet security risks, risks of systems failure or inadequacy and increased competition. Further, governmental regulation of the Internet and e-commerce continues to evolve in such areas as taxation, privacy, data protection, copyrights, mobile communications and the provision of online payment services. Unfavorable changes to regulations in these areas could harm our business.

In addition, as the popularity and use of e-commerce sites continue to increase; our business faces increased competition from various domestic and international sources, including our suppliers. We may require significant capital in the future to sustain or grow our business, including our e-commerce operations, and there is no assurance that cash flow from operations will be sufficient to meet those needs or that additional sources of capital will be available on acceptable terms or at all.

We rely on a single third-party provider to maintain and operate our e-commerce website, and disruptions with the provider or in the services it provides to us could materially affect our reputation, operations or financial results.

We have contracted with a single third party to maintain and operate our e-commerce website. We rely on that party and its operational, privacy and security procedures and controls and its ability to maintain and operate our website for our e-commerce business. Failure by such third party to adequately maintain and operate our e-commerce website, including any prolonged disruption that affects our customers' ability to utilize our website resulting in the loss of sales and customers and/or increased costs, could materially affect our reputation, operations or financial results. Furthermore, our ability to expand our e-commerce business, to use other e-commerce service providers or to utilize our own e-commerce capabilities may be limited by certain covenants relating to exclusivity contained in our current contractual arrangement with the third party provider.

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

Our Dick's and Golf Galaxy stores utilize a suite of applications from JDA for our core merchandising, allocation and replenishment systems. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities particularly if there are any unforeseen interruptions after implementation. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

We rely on three distribution centers, and if there is a natural disaster or other serious disruption at one of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.

We currently operate a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, and a 601,000 square foot distribution center in Smithton, Pennsylvania. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause could damage a significant portion of our inventory or impair our ability to adequately stock our stores and process returns of products to vendors and could negatively affect our sales and profitability. In addition, as we grow, we may require additional distribution capacity, which could come in the form of expanding existing facilities or opening alternative or additional facilities. For example, we have entered into a development contract to construct a 624,000 square foot distribution center in Goodyear, Arizona, which is currently expected to be operational in January 2013. Any delay in the opening of this distribution center, or any future expansions or other openings, could affect us in ways we cannot predict.

Our business is seasonal and our annual results are highly dependent on the success of our fourth quarter sales.

Our business is highly seasonal in nature. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods. The fourth quarter generated approximately 31% of our net sales for fiscal 2011. Poor performance during our fourth quarter, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Because our Dick's stores are generally concentrated in the eastern half of the United States, we are subject to regional risks.

A majority of our Dick's stores are located in the eastern half of the United States. Because of this, we are subject to regional risks, such as the regional economy, weather conditions, increasing costs of electricity, oil and natural gas, natural disasters, as well as government regulations specific to the states in which we operate. If the region were to suffer an economic downturn or other adverse event, our net sales and profitability could suffer.

Our results of operations may be harmed by unseasonably warm winter weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather. We sell a significant amount of cold weather sporting goods and apparel. Abnormally warm weather conditions could reduce our sales of these items and cause a decrease in our profitability. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

We may pursue strategic acquisitions or investments and the failure of an acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

We may from time to time acquire or invest in complementary companies or businesses. The success of acquisitions or investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. There can be no assurance that our acquisitions or investments will produce the results that we expect at the time we enter into or we complete the transaction. Furthermore, acquisitions may result in difficulties in integrating the acquired companies, and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business and their financial results may adversely affect our operating results.

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

We have two classes of common stock: our common stock has one vote per share and our Class B common stock has 10 votes per share. As of January 28, 2012, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. Mr. Stack may also acquire a substantial amount of additional shares of common stock upon the exercise of stock options, which could dilute our other stockholders and have a negative impact on our earnings per share. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include: authorizing the issuance of Class B common stock; classifying the board of directors such that only one-third of directors are elected each year; authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting the use of cumulative voting for the election of directors; limiting the ability of stockholders to call special meetings; if our Class B common stock is no longer outstanding, prohibiting stockholder action by partial written consent and requiring all stockholder actions to be taken at a meeting of our stockholders or by unanimous written consent; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

The market price of our common stock may fluctuate and in some cases may be highly volatile. These fluctuations will not always be linked to our operating performance. A number of factors, many of which are outside of our control, could cause fluctuation in the market price of our common stock, including:

•
general economic and market conditions;

•
actual or anticipated variations in quarterly operating results;

•
changes in financial estimates by securities analysts;

•
our inability to meet or exceed securities analysts' estimates or expectations;

•
conditions or trends in our industry;

•
changes in the market valuations of other retail companies;

•
announcements by us or our competitors of significant acquisitions, strategic partnerships, investments, divestitures, joint ventures or other strategic initiatives;

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

We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.

Although our board of directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although we have authorized a one-year $200 million share repurchase program, we may discontinue this program at any time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 345 Court Street, Coraopolis, Pennsylvania 15108, where we lease approximately 670,000 square feet of office space. The initial lease term, as defined in the lease agreement, covers 25 years from the rental commencement date, which was March 1, 2010. Beginning in March 2012, we have an option to purchase our corporate headquarters building from our landlord.

We currently lease a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia and a 601,000 square foot distribution center in Smithton, Pennsylvania. The terms of these leases expire in 2022, 2021 and 2025, respectively. During fiscal 2011, the Company purchased land and entered into a development contract to construct a new 624,000 square foot distribution center in Goodyear, Arizona. The Company currently expects the new distribution center to be operational in January 2013. The Company will own this distribution center.

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

As of January 28, 2012, we operated 561 stores in 43 states. The following table sets forth the number of stores by state:

State	Dick's	Golf Galaxy	Total
Alabama	10	-	10
Arizona	6	-	6
Arkansas	3	-	3
California	19	2	21
Colorado	13	2	15
Connecticut	10	1	11
Delaware	2	1	3
Florida	17	3	20
Georgia	16	-	16
Idaho	2	1	3
Illinois	23	7	30
Indiana	17	1	18
Iowa	4	1	5
Kansas	7	1	8
Kentucky	7	1	8
Louisiana	3	-	3
Maine	4	-	4
Maryland	11	3	14
Massachusetts	16	1	17
Michigan	18	1	19
Minnesota	8	4	12
Mississippi	5	-	5
Missouri	9	2	11
Nebraska	3	1	4
Nevada	1	1	2
New Hampshire	4	-	4
New Jersey	15	4	19
New York	32	5	37
North Carolina	25	5	30
Ohio	37	9	46
Oklahoma	3	2	5
Oregon	9	1	10
Pennsylvania	36	5	41
Rhode Island	2	-	2
South Carolina	9	-	9
Tennessee	14	1	15
Texas	18	6	24
Utah	2	1	3
Vermont	2	-	2
Virginia	23	4	27
Washington	2	-	2
West Virginia	6	-	6
Wisconsin	7	4	11

Total	480	81	561

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed in the Company's filings, on January 28, 2011, the Company and attorneys for a group of plaintiffs filed a settlement agreement in the United States District Court for the Western District of New York to settle Tamara Barrus, et al. v Dick's Sporting Goods, Inc. et al. ("Barrus") and related state law claims. Barrus, which was initially filed in May 2005, and the related state law claims alleged failures to pay regular and overtime wages as required by the Fair Labor Standards Act and various state laws. On July 29, 2011, the court granted final approval to the settlement and entered a final judgment in the action. On September 28, 2011, the settlement became effective under the terms of the settlement agreement, and on October 5, 2011, the Company transferred funds to the claims administrator in final satisfaction of the Company's and other defendants' financial obligations under the settlement agreement. The Company does not have any remaining material obligations pursuant to the settlement agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND DIVIDEND POLICY

The shares of Dick's Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "DKS". The Company also has shares of Class B common stock outstanding, which are not listed or traded on any stock exchange or other market. Shares of our Class B common stock can be converted on a one-for-one basis to shares of our common stock at any time at the holder's option and are automatically converted upon other events. Our common stock began trading on October 16, 2002, following the Company's initial public offering. Set forth below, for the applicable periods indicated, are the high and low closing sales prices per share of the Company's common stock as reported by the NYSE.

Fiscal Quarter Ended	High	Low
April 30, 2011	$42.04	$35.94
July 30, 2011	$42.58	$35.67
October 29, 2011	$39.79	$29.86
January 28, 2012	$42.21	$34.64

Fiscal Quarter Ended	High	Low
May 1, 2010	$30.78	$22.46
July 31, 2010	$29.72	$24.39
October 30, 2010	$29.48	$24.47
January 29, 2011	$37.81	$28.99

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 5, 2012 was 283 and 22, respectively.

On November 14, 2011, our Board of Directors (the "Board") approved and declared our first ever cash dividend. The $0.50 per share annual dividend was paid on December 28, 2011 to all stockholders of record as of the close of business on December 7, 2011. The Company currently intends to make quarterly cash dividend payments in the future and on February 13, 2012, the Board declared the first quarterly cash dividend for fiscal 2012 of $0.125 per share payable on March 30, 2012 to all stockholders of record on March 2, 2012. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

On January 11, 2012, the Board authorized a share repurchase program of up to $200 million of the Company's common stock over 12 months. The Company will finance the repurchases from cash on hand. Pursuant to the share repurchase program, the Company repurchased 30,600 shares of common stock for $1.2 million during the three months ended January 28, 2012. As of January 28, 2012, $198.8 million remained available under this program. The Company may terminate the repurchase program at any time.

The following table sets forth information with respect to common stock repurchases made during the three months ended January 28, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 30, 2011 to November 26, 2011	429	(a)	$37.30	-	-
November 27, 2011 to December 31, 2011	-		-	-	-
January 1, 2012 to January 28, 2012	30,600		$40.00	30,600	$198,776,016

Total	31,029		$39.96	30,600

(a)
Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

The information set forth under Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated herein.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2011, 2010, 2009, 2008 and 2007 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our consolidated financial statements for those periods. The selected consolidated financial data for fiscal years 2011, 2010, 2009, 2008 and 2007 presented below under the caption "Store Data" have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations.

The information set forth below should be read in conjunction with other sections of this report including Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

	Fiscal Year
	2011	2010	2009		2008	2007
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$5,211,802	$4,871,492	$4,412,835		$4,130,128	$3,888,422
Cost of goods sold(1)	3,616,921	3,422,462	3,195,899		2,946,079	2,730,359

Gross profit	1,594,881	1,449,030	1,216,936		1,184,049	1,158,063
Selling, general and administrative expenses(2)	1,148,268	1,129,293	972,025		928,170	870,415
Impairment of goodwill and other intangible assets(3)	-	-	-		164,255	-
Impairment of store assets(3)	-	-	-		29,095	-
Merger and integration costs	-	-	10,113		15,877	-
Pre-opening expenses	14,593	10,488	9,227		16,272	18,831

Income from operations	432,020	309,249	225,571		30,380	268,817
Gain on sale of investment(4)	(13,900)	-	-		-	-
Gain on sale of asset(5)	-	-	-		(2,356)	-
Interest expense(6)	13,868	14,016	4,543		17,430	20,805
Other expense (income)	26	(2,278)	(2,148)		1,485	(2,065)

Income before income taxes	432,026	297,511	223,176		13,821	250,077
Provision for income taxes	168,120	115,434	87,817		53,686	99,511

Net income (loss)	$263,906	$182,077	$135,359		$(39,865)	$150,566

Per Common Share Data:
Earnings (loss) per common share - Basic	$2.19	$1.57	$1.20		$(0.36)	$1.38
Earnings (loss) per common share - Diluted	$2.10	$1.50	$1.15		$(0.36)	$1.29
Dividends declared per common share	$0.50	$-	$-		$-	$-
Weighted average common shares outstanding:
Basic	120,232	116,236	113,184		111,662	109,383
Diluted	125,768	121,724	117,955		111,662	116,504
Store Data:
Same store sales increase (decrease)(7)	2.0%	7.2%	(1.4%	)	(4.8% )	2.4%
Number of stores at end of period	561	525	510		487	434
Total square footage at end of period	27,596,140	25,889,771	24,816,442		23,592,850	21,084,292
Net sales per square foot(8)	$187	$185	$177		$186	$196
Other Data:
Gross profit margin	30.6%	29.7%	27.6%		28.7%	29.8%
Selling, general and administrative expenses as a percentage of net sales	22.0%	23.2%	22.0%		22.5%	22.4%
Operating margin	8.3%	6.3%	5.1%		0.7%	6.9%
Inventory turnover(9)	3.37x	3.39x	3.26x		3.06x	3.22x
Depreciation and amortization	$116,581	$110,394	$100,948		$90,732	$75,052
Balance Sheet Data:
Inventories, net	$1,014,997	$896,895	$895,776		$854,771	$887,364
Working capital(10)	$928,247	$715,787	$426,686		$436,741	$309,630
Total assets	$2,996,452	$2,597,536	$2,245,333		$1,961,846	$2,031,662
Total debt including capital and financing lease obligations	$159,022	$140,841	$142,243		$181,543	$173,558
Retained earnings	$932,871	$730,468	$548,391		$413,032	$452,897
Total stockholders' equity	$1,632,745	$1,363,581	$1,083,227		$893,577	$894,303

(1)
Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs.

(2)
Selling, general and administrative expenses for fiscal 2010 include $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores and $10.8 million relating to litigation settlement costs. Selling, general and administrative expenses for fiscal 2011 includes a $2.1 million expense reduction relating to the partial reversal of previously accrued litigation settlement costs.

(3)
In fiscal 2008, the Company recorded non-cash impairment charges of $164.3 million attributable to the impairment of Golf Galaxy's goodwill and other intangible assets. The Company also recorded non-cash impairment charges of $29.1 million in connection with certain underperforming Dick's Sporting Goods, Golf Galaxy and Chick's Sporting Goods stores.

(4)
Gain on sale of investment resulted from the sale of the Company's remaining investment in GSI Commerce, Inc., the Company's e-commerce service provider.

(5)
Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(6)
Interest expense in fiscal 2011 and 2010 includes $10.6 million relating to rent payments under the Company's financing lease obligation for its corporate headquarters, which the Company began occupying in January 2010.

(7)
A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location. The Company's e-commerce business is included in the same store sales calculation beginning in fiscal 2010. Golf Galaxy stores were included in the full year same store sales calculation beginning in fiscal 2009.

(8)
Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 17% of total store space in our Dick's stores.

(9)
Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(10)
Defined as current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6, "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors".

Overview

Dick's is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer ("Golf Galaxy"). As of January 28, 2012, we operated 480 Dick's stores in 43 states and 81 Golf Galaxy stores in 30 states, with approximately 27.6 million square feet in 43 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States. The Company maintains e-commerce operations for both Dick's and Golf Galaxy.

The primary factors that historically influenced the Company's profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins. In the last five years, the Company has grown from 294 stores at the end of fiscal 2006 to 561 stores at the end of fiscal 2011, reflecting both organic growth and acquisitions. The Company continues to expand its presence through the opening of new stores to its ultimate goal of at least 900 Dick's locations across the United States.

In order to monitor the Company's success, the Company's senior management monitors certain key performance indicators, including:

•
Consolidated same store sales performance – Fiscal 2011 consolidated same store sales increased 2.0% compared to a 7.2% increase in fiscal 2010. The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion program.

•
Operating cash flow – The Company generated $410.4 million of cash flow from operations in fiscal 2011 compared to $390.0 million in fiscal 2010. See further discussion of the Company's cash flows in the Liquidity and Capital Resources section herein. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions that may arise from time to time and shareholder return initiatives, including cash dividends and share repurchases.

•
Quality of merchandise offerings – To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory levels to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•
Store productivity – To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow. New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.

Executive Summary

•
Net income for the year ended January 28, 2012 increased 45% to $263.9 million, or $2.10 per diluted share, as compared to net income of $182.1 million, or $1.50 per diluted share, in fiscal 2010.

  •
  Fiscal 2011 net income included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share and an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during fiscal 2010.

  •
  Fiscal 2010 net income included expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per diluted share and a litigation settlement charge of approximately $6.5 million, net of tax, or $0.05 per diluted share.

•
Net sales increased 7% to $5,211.8 million in fiscal 2011 from $4,871.5 million in fiscal 2010 due primarily to a 2.0% increase in consolidated same store sales and the growth of our store network.

•
Gross profit increased to 30.60% in fiscal 2011 as a percentage of net sales from 29.75% in fiscal 2010 due primarily to higher merchandise margins and leverage of fixed occupancy costs.

•
In fiscal 2011, the Company:

  •
  Declared an annual cash dividend of $0.50 per share, the first ever such dividend.

  •
  Executed a new credit agreement that increases the Company's borrowing capacity to $500 million and allows for a $250 million increase in the total capacity, subject to the satisfaction of certain conditions.

  •
  Authorized a one-year share repurchase program of up to $200 million of the Company's common stock. Pursuant to this program, the Company repurchased 30,600 shares of common stock for $1.2 million in fiscal 2011.

  •
  Began construction on a fourth distribution center, which we expect will increase the Company's total distribution capacity to approximately 750 stores.

Results of Operations

The following table presents for the periods indicated selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

				Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2010-2011	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2009-2010
	Fiscal Year
	2011	2010	2009
Net sales(1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs(2)	69.40	70.25	72.42	(85)	(217)

Gross profit	30.60	29.75	27.58	85	217
Selling, general and administrative expenses(3)	22.03	23.18	22.03	(115)	115
Merger and integration costs(4)	-	-	0.23	-	(23)
Pre-opening expenses(5)	0.28	0.22	0.21	6	1

Income from operations	8.29	6.35	5.11	194	124
Gain on sale of investment(6)	(0.27)	-	-	(27)	-
Interest expense(7)	0.27	0.29	0.10	(2)	19
Other expense (income)(8)	-	(0.05)	(0.05)	5	-

Income before income taxes	8.29	6.11	5.06	218	105
Provision for income taxes	3.23	2.37	1.99	86	38

Net income	5.06%	3.74%	3.07%	132	67

(1)
Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from e-commerce sales is recognized upon shipment of merchandise and any service-related revenue is recognized as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Income within selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption becomes remote.

(2)
Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for fiscal 2010 include expenses relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores as well as a litigation settlement charge. Fiscal 2011 includes an expense reduction relating to the partial reversal of previously accrued litigation settlement costs.

(4)
Merger and integration costs primarily include duplicative administrative costs and management, advertising and severance expenses associated with the conversions from Chick's Sporting Goods ("Chick's") stores to Dick's stores.

(5)
Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening which are expensed as incurred.

(6)
Gain on sale of available-for-sale securities.

(7)
Interest expense primarily includes rent payments under the Company's financing lease obligation for its corporate headquarters, which it began occupying in January 2010.

(8)
Results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

Fiscal 2011 Compared to Fiscal 2010

Net Income

The Company reported net income for the year ended January 28, 2012 of $263.9 million, or $2.10 per diluted share, as compared to net income of $182.1 million, or $1.50 per diluted share, in fiscal 2010. Fiscal 2011 net income included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share and an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during fiscal 2010. Fiscal 2010 net income included expenses relating to future lease payments and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per diluted share and a litigation settlement charge of approximately $6.5 million, net of tax, or $0.05 per diluted share.

Net Sales

Net sales increased 7% to $5,211.8 million in fiscal 2011 from $4,871.5 million in fiscal 2010 due primarily to a 2.0% increase in consolidated same store sales and the growth of our store network. The 2.0% consolidated same store sales increase consisted of a 0.8% increase in Dick's Sporting Goods stores, a 4.3% increase in Golf Galaxy and a 36.4% increase in e-commerce. The inclusion of the e-commerce business resulted in an increase of approximately 100 basis points to the Company's consolidated same store sales calculation for fiscal 2011.

The increase in consolidated same store sales was broad based, with increases in apparel, footwear, team sports and golf. The same store sales increase at Dick's stores was driven by an increase in sales per transaction of approximately 2.4%, offset by a decrease in transactions of approximately 1.6% at Dick's stores. Every 1% change in consolidated same store sales would have impacted fiscal 2011 earnings before income taxes by approximately $15 million.

Store Count

During 2011, we opened 36 Dick's stores and relocated one Golf Galaxy store, resulting in an ending store count of 561 stores with approximately 27.6 million square feet in 43 states.

Income from Operations

Income from operations increased $122.8 million to $432.0 million in fiscal 2011 from $309.2 million in fiscal 2010.

Gross profit increased 10% to $1,594.9 million in fiscal 2011 from $1,449.0 million in fiscal 2010. As a percentage of net sales, gross profit increased to 30.60% in fiscal 2011 from 29.75% in fiscal 2010. The 85 basis point increase is due primarily to a 68 basis point increase in merchandise margin that resulted from our continued inventory management efforts, evidenced by less clearance activity compared with last year and changes in sales mix at our Dick's stores. Gross profit was further impacted by a 36 basis point decrease in fixed occupancy costs resulting primarily from leverage on the increase in consolidated same store sales compared to last year. Every 10 basis point change in merchandise margin would have impacted fiscal 2011 earnings before income taxes by approximately $5 million.

Selling, general and administrative expenses increased 2% to $1,148.3 million in fiscal 2011 from $1,129.3 million in fiscal 2010, but decreased as a percentage of net sales by 115 basis points. Fiscal 2010 included expenses totaling $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores, which contributed 34 basis points as a percentage of net sales to the total decrease. During the third quarter of 2011, the Company transferred funds in final satisfaction of its obligations under a court approved settlement of a wage and hour class action lawsuit. See Part I, Item 3. "Legal Proceedings" of this report for additional information. The settlement funding was $2.1 million lower than the previous estimate of $10.8 million, recognized in fiscal 2010. In total, this legal settlement contributed 26 basis points to the decrease in selling, general and administrative expenses from the prior year. As a percentage of net sales, advertising and store payroll expenses decreased 20 basis points and 17 basis points from fiscal 2010, respectively, due to leverage on the increase in net sales this year.

Pre-opening expenses increased $4.1 million to $14.6 million in fiscal 2011 from $10.5 million in fiscal 2010. Pre-opening expenses were for the opening of 36 new Dick's stores as well as the relocation of one Golf Galaxy store in fiscal 2011 compared to the opening of 26 new Dick's stores and two new Golf Galaxy stores and the relocation of two Dick's stores in fiscal 2010. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in the current year resulting from the sale of the Company's remaining investment in GSI Commerce, Inc., the Company's e-commerce service provider.

Interest Expense

Interest expense totaled $13.9 million for fiscal 2011 compared to $14.0 million for fiscal 2010. Interest expense for fiscal 2011 and fiscal 2010 includes $10.6 million related to rent payments under the Company's financing lease for its corporate headquarters building. The Company did not make any borrowings under its revolving credit facility in fiscal 2011 or 2010.

Income Taxes

The Company's effective tax rate was 38.9% for fiscal 2011 as compared to 38.8% for fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Net Income

The Company reported net income of $182.1 million, or $1.50 per diluted share, in fiscal 2010 compared to net income of $135.4 million, or $1.15 per diluted share, in fiscal 2009. Net income for fiscal 2010 included expenses relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores of approximately $9.8 million, net of tax, or $0.08 per diluted share, and expenses related to a litigation settlement of approximately $6.5 million, net of tax, or $0.05 per diluted share. Net income for fiscal 2009 included approximately $6.1 million of merger and integration costs, net of tax, or $0.05 per diluted share.

Net Sales

Net sales increased 10% to $4,871.5 million in fiscal 2010 from $4,412.8 million in fiscal 2009, due primarily to a 7.2% increase in consolidated same store sales and the opening of new stores. The Company's e-commerce business was included in the Company's consolidated same store sales calculation beginning in fiscal 2010. The 7.2% consolidated same store sales increase consisted of a 6.5% increase in Dick's Sporting Goods stores, a 5.1% increase in Golf Galaxy and a 38.1% increase in e-commerce. The inclusion of the e-commerce business resulted in an increase of approximately 73 basis points to the Company's consolidated same store sales calculation for fiscal 2010.

The increase in consolidated same store sales was broad based, with increases in apparel and footwear. The consolidated same store sales increase was driven primarily by an increase in transactions of approximately 6.5% at Dick's stores. Every 1% change in consolidated same store sales would have impacted fiscal 2010 earnings before income taxes by approximately $13 million.

Store Count

During 2010, we opened 26 Dick's stores and two Golf Galaxy stores, relocated two Dick's stores, closed one Dick's store and closed 12 underperforming Golf Galaxy stores, resulting in an ending store count of 525 stores with approximately 25.9 million square feet in 43 states.

Income from Operations

Income from operations increased $83.6 million to $309.2 million in fiscal 2010 from $225.6 million in fiscal 2009.

Gross profit increased 19% to $1,449.0 million in fiscal 2010 from $1,216.9 million in fiscal 2009. As a percentage of net sales, gross profit increased to 29.75% in fiscal 2010 from 27.58% in fiscal 2009. The 217 basis point increase was due primarily to a 140 basis point increase in merchandise margins that resulted from changes in sales mix at our Dick's stores, a reduction in clearance activity at our Golf Galaxy stores and the inventory liquidation event at the Chick's stores prior to their conversion to Dick's stores in May 2009. Gross profit was further impacted by the leverage of fixed occupancy and freight and distribution costs resulting primarily from the increase in consolidated same store sales compared to fiscal 2009. Every 10 basis point change in merchandise margin would have impacted fiscal 2010 earnings before income taxes by approximately $4 million.

Selling, general and administrative expenses increased 16% to $1,129.3 million in fiscal 2010 from $972.0 million in fiscal 2009, and as a percentage of net sales, selling, general and administrative expenses increased by 115 basis points. Administrative expenses increased 77 basis points as a percentage of net sales from fiscal 2009 primarily due to higher costs related to our relocated corporate headquarters as well as technology and other infrastructure related costs to support our business strategies. In fiscal 2010, the Company recognized expenses of $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores and $10.8 million related to a litigation settlement, or 34 basis points and 22 basis points as a percentage of net sales, respectively. Advertising expenses increased 17 basis points as a percentage of net sales, resulting from investments in marketing initiatives geared toward pursuing market share gains, which included the promotion of National Runner's Month as well as the Company's collaborative marketing initiative with adidas related to the adiZero shoe launch. Store payroll expenses decreased 31 basis points as a percentage of net sales primarily due to maintaining store payroll at levels similar to fiscal 2009 despite the increase in sales in fiscal 2010.

The Company recorded $10.1 million of merger and integration costs during fiscal 2009. These costs related to the integration of Chick's operations and included duplicative administrative costs and management, advertising and severance expenses associated with the conversions from Chick's stores to Dick's stores.

Pre-opening expenses increased $1.3 million to $10.5 million in fiscal 2010 from $9.2 million in fiscal 2009. Pre-opening expenses were for the opening of 26 new Dick's stores and two new Golf Galaxy stores, as well as the relocation of two Dick's stores in fiscal 2010 compared to the opening of 24 new Dick's stores and one new Golf Galaxy store and the relocation of one Dick's store in fiscal 2009. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.

Interest Expense

Interest expense increased $9.5 million to $14.0 million in fiscal 2010 from $4.5 million in fiscal 2009. Interest expense for fiscal 2010 included $10.6 million related to rent payments under the Company's financing lease obligation for its corporate headquarters building, which it began occupying in January 2010. Interest expense related to the Company's other debt obligations decreased $1.1 million, primarily due to a decrease in average borrowings under the Company's revolving credit facility. The Company did not make any borrowings under its revolving credit facility during fiscal 2010.

Income Taxes

The Company's effective tax rate was 38.8% for fiscal 2010 as compared to 39.3% for fiscal 2009. The effective tax rate for fiscal 2010 reflects the Company's efforts to simplify the organization of its tax entities.

Liquidity and Capital Resources

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities and borrowings under a revolving credit facility. Net cash provided by operating activities for fiscal 2011 was $410.4 million compared to $390.0 million for fiscal 2010. During fiscal 2011 and fiscal 2010, apart from letters of credit, the Company did not borrow amounts under its current or prior credit facility. Net cash from operating, investing and financing activities are discussed further below.

On December 5, 2011, the Company entered into a five-year credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") which replaced the Company's then existing credit facility that was terminated. The Credit Agreement provides for a $500 million revolving credit facility, including up to $100 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million in borrowing availability to the extent that existing or new lenders agree to provide such additional revolving commitments.

The Credit Agreement, which matures on December 5, 2016, is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The interest rates per annum applicable to loans under the Credit Agreement will be, at the Company's option, equal to a base rate or an adjusted LIBO rate plus an applicable margin percentage. The applicable margin percentage for base rate loans is 0.20% to 0.50% and for adjusted LIBO rate loans is 1.20% to 1.50%, depending on the borrowing availability of the Company.

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement requires that the Company maintain a minimum adjusted availability of 7.5% of its borrowing base.

There were no borrowings under the Credit Agreement as of January 28, 2012. As of January 28, 2012, the Company had outstanding letters of credit and total borrowing capacity under the Credit Agreement of $21.2 million and $478.8 million, respectively.

Normal capital requirements consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhancing information technology and improving distribution infrastructure. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic. The Company currently expects capital expenditures, net of deferred construction allowances and proceeds from sale leaseback transactions, to be approximately $190 million in fiscal 2012.

The Company currently plans to open approximately 40 new Dick's stores during fiscal 2012, all of which the Company plans to lease. In fiscal 2011, the Company purchased land and entered into a development contract for the construction of a new 624,000 square foot distribution center located in Goodyear, Arizona. Construction of this facility will continue during fiscal 2012. This distribution center is currently expected to be operational in January 2013 and is expected to increase the Company's total distribution capacity to approximately 750 stores. Beginning in March 2012, the Company has an option to purchase its corporate headquarters building from its landlord. Should the Company elect to exercise this option, the Company currently expects that the purchase would be funded by cash provided by operating and financing activities.

The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2012. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

On November 14, 2011, our Board approved and declared our first ever cash dividend. The $0.50 per share annual dividend was paid on December 28, 2011 to all stockholders of record as of the close of business on December 7, 2011. The Company currently intends to make quarterly cash dividend payments in the future, and on February 13, 2012, the Board declared a quarterly cash dividend of $0.125 per share to be paid on March 30, 2012 to stockholders of record on March 2, 2012. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

On January 11, 2012, the Board authorized a one-year share repurchase program of up to $200 million of the Company's common stock. The Company will finance the repurchases from cash on hand. During fiscal 2011, the Company repurchased 30,600 shares of common stock for $1.2 million. The Company may terminate the repurchase program at any time.

Changes in cash and cash equivalents are as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net cash provided by operating activities	$410,421	$389,967	$401,329
Net cash used in investing activities	(199,616)	(161,135)	(108,629)
Net cash (used in) provided by financing activities	(22,451)	91,591	(142,034)
Effect of exchange rate changes on cash	(4)	18	108

Net increase in cash and cash equivalents	$188,350	$320,441	$150,774

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

Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes, stock-based compensation expense, tax benefits on stock options as well as non-cash gains and losses on the disposal of the Company's assets. Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable, income taxes payable/receivable as well as other working capital changes.

Cash provided by operating activities increased $20.5 million in fiscal 2011 to $410.4 million. The increase in cash provided by operating activities is due primarily to an $81.8 million increase in net income, partially offset by decreases in operating assets and liabilities of $60.5 million and a $0.8 million decrease in non-cash items. The decrease in operating assets and liabilities year-over-year is primarily due to the following:

    •
    Inventories increased $117.0 million, partially offset by an increase in accounts payable of $76.2 million. Inventory per square foot increased 6.2% resulting from higher levels of outerwear and cold weather merchandise due to an unseasonably warm winter season as well as the earlier receipt of spring merchandise and investments in e-commerce inventory levels.

    •
    Changes in accrued expenses decreased $45.4 million compared to last year. The Company recognized a $10.8 million litigation settlement charge in fiscal 2010 that contributed to the increase in accrued expenses in fiscal 2010 and the decrease in fiscal 2011 upon the actual funding of the settlement. See Part I, Item 3. "Legal Proceedings" of this report for additional information. Additionally, fiscal 2010 reflected higher employee-related liabilities, which were subsequently paid in fiscal 2011.

    •
    Changes in income taxes payable/receivable for fiscal 2011 improved operating cash flows by $43.1 million compared to the same period in fiscal 2010. Income tax payments in 2011 were favorably impacted by the timing of estimated deductions for qualified capital expenditures; however the Company anticipates making a $30.7 million extension payment related to 2011 during the first quarter of fiscal 2012.

Investing Activities

Cash used in investing activities during fiscal 2011 increased by $38.5 million, to $199.6 million. The Company's gross capital expenditures were $201.8 million during fiscal 2011 compared to $159.1 million during fiscal 2010, which related primarily to the opening of new stores, ongoing remodeling of existing facilities and investment in information systems. The Company opened 36 Dick's stores, remodeled 14 Dick's stores and relocated one Golf Galaxy store during fiscal 2011 as compared to opening 26 Dick's stores, remodeling 12 Dick's stores, relocating two Dick's stores and opening two Golf Galaxy stores in fiscal 2010.

In fiscal 2011, the Company generated proceeds of $14.1 million from the sale of its remaining investment in GSI Commerce, Inc., the Company's e-commerce service provider.

Financing Activities

Cash used in financing activities for 2011 totaled $22.5 million, primarily reflecting payment of a cash dividend, partially offset by proceeds and excess tax benefits from exercises of stock options.

Off-Balance Sheet Arrangements

The Company's off-balance sheet contractual obligations and commercial commitments as of January 28, 2012 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company's material contractual obligations, including both on and off-balance sheet arrangements, in effect at January 28, 2012, and the timing and effect that such commitments are expected to have on the Company's liquidity and capital requirements in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:(a)
Capital lease obligations (see Note 6)	27,653	7,343	14,338	908	5,064
Other long-term debt (see Note 6)	738	83	195	223	237
Interest payments	7,682	2,715	1,730	1,142	2,095
Operating lease obligations (see Note 7)(b)	3,252,122	405,379	813,219	745,462	1,288,062
Unrecognized tax benefits(c)	7,775	7,775	-	-	-
Naming rights, marketing, and other commitments (see Note 14)	103,588	42,572	21,743	11,542	27,731
Future minimum guaranteed contractual payments (see Note 14)	83,926	19,406	35,088	10,880	18,552

Total contractual obligations	$3,483,484	$485,273	$886,313	$770,157	$1,341,741

(a)  Excludes $130.6 million financing lease obligation as we can not reasonably estimate the timing of payment. The Company's purchase option for its corporate headquarters building is exercisable by the Company at various times beginning in March 2012. See Note 6.

(b)  Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(c)  Excludes $13,830 of accrued liability for unrecognized tax benefits as we can not reasonably estimate the timing of settlement. These payments include interest and penalties.

The note references above are to the notes to consolidated financial statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at January 28, 2012:

	Total	Less than 1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$1,800	$1,800
Standby letters of credit	19,397	19,397

Total other commercial commitments	$21,197	$21,197

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Critical Accounting Policies and Use of Estimates

The Company's significant accounting policies are described in Note 1 of the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Critical accounting policies are those that the Company believes are both most important to the portrayal of the Company's financial condition and results of operations, and require the Company's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Inventory Valuation

The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the current selling price of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes, such as customer merchandise preference, unseasonable weather patterns, economic conditions or business trends could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. The Company performs physical inventories at the stores and distribution centers throughout the year. The reserve for shrink represents an estimate for shrink for each of the Company's locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

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

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities.

Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, or more frequently as mentioned above. The fair value of the Company's intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

Self-Insurance

The Company is self-insured for certain losses related to health, workers' compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with fair value recognition provisions, under which the Company uses the Black-Scholes option-pricing model, which requires the input of assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the expected dividend yield. In addition, we estimate the number of awards that will ultimately not complete their vesting requirements ("forfeitures") and recognize expense for those stock awards expected to vest. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the Consolidated Statements of Income.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with generally accepted accounting principles, whereby the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized on the Consolidated Balance Sheets and Statements of Income.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements in this 10-K for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition or liquidity in future periods.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains a revolving credit facility to support potential liquidity and capital needs. Our interest rate under the Credit Agreement is benchmarked to a base rate or an adjusted LIBO rate plus an applicable margin percentage, at the Company's election. There were no borrowings under the Credit Agreement or the Company's prior revolving credit facility in fiscal 2011 or 2010.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. We had cash equivalent investments at January 28, 2012 and January 29, 2011, totaling $74.6 million and $380.6 million, respectively. Since these investments are short term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments. During fiscal 2011 and 2010, a hypothetical 10% increase or decrease in interest rates would not have materially affected our consolidated financial statements.

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

Seasonality and Quarterly Results

The Company's business is subject to seasonal fluctuations. Significant portions of the Company's net sales and profits are realized during the fourth quarter of the Company's fiscal year, which is due in part to the holiday selling season and in part to sales of cold weather sporting goods and apparel. Any decrease in fiscal fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 48 through 74 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the

effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2012, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 28, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Control Systems

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies and procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2012 of the Company and our report dated March 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 16, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item other than the following information concerning the Company's Code of Business Conduct and Ethics is incorporated herein by reference to Part I, Item 1. "Business – Executive Officers of the Company" in this Form 10-K and to the information under the captions "Election of Directors – Directors Standing for Election", "Election of Directors – Other Directors Not Standing for Election at this Meeting", "Election of Directors – What committees has the Board established", "Election of Directors – How does the Board select its nominees for Director", "Election of Directors – Does the Company have a Code of Ethics" and "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2012 Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics applicable to its associates, officers and directors, which is a "code of ethics" as defined by applicable rules of the SEC. The Company has also adopted charters for its Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as Corporate Governance Guidelines. The Code of Business Conduct and Ethics, committee charters and Corporate Governance Guidelines are publicly available on the Investor Relations portion of the Company's website at http://www.dickssportinggoods.com/investors. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a current report on Form 8-K filed with the SEC. The Company's website does not form a part of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Election of Directors – How are directors compensated?" in the Company's 2012 Proxy Statement. The information under the caption "Executive Compensation – Compensation Committee Report" shall not be deemed "soliciting material," or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the information by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's 2012 Proxy Statement. The following table summarizes information, as of January 28, 2012, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information
Plan Category	Number of Outstanding Restricted Stock and Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	11,773,887(2)	$18.65	9,821,008(2)
Equity compensation plans not approved by security holders	-		-

Total	11,773,887		9,821,008

(1)  Includes the 2002 Stock Plan, Employee Stock Purchase Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

(2)  Represents shares of common stock. Under the 2002 Stock Plan and the Employee Stock Purchase Plan, no restricted shares of Class B common stock or options exercisable for Class B common stock have been granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors – How does the Board determine which directors are considered independent?" in the Company's 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption "Ratification of Independent Registered Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Form 10-K:

(1)   Financial Statements. The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 48 of this Form 10-K.

(2)   Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 77 of this Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)   Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 78 to 82 and is incorporated herein by reference, are filed as part of this Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick's Sporting Goods, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 16, 2012

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$5,211,802	$4,871,492	$4,412,835
Cost of goods sold, including occupancy and distribution costs	3,616,921	3,422,462	3,195,899

GROSS PROFIT	1,594,881	1,449,030	1,216,936
Selling, general and administrative expenses	1,148,268	1,129,293	972,025
Merger and integration costs	-	-	10,113
Pre-opening expenses	14,593	10,488	9,227

INCOME FROM OPERATIONS	432,020	309,249	225,571
Gain on sale of investment	(13,900)	-	-
Interest expense	13,868	14,016	4,543
Other expense (income)	26	(2,278)	(2,148)

INCOME BEFORE INCOME TAXES	432,026	297,511	223,176
Provision for income taxes	168,120	115,434	87,817

NET INCOME	$263,906	$182,077	$135,359

EARNINGS PER COMMON SHARE:
Basic	$2.19	$1.57	$1.20
Diluted	$2.10	$1.50	$1.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	120,232	116,236	113,184
Diluted	125,768	121,724	117,955
Cash dividend paid per share	$0.50	$-	$-

See notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$734,402	$546,052
Accounts receivable, net	38,338	34,978
Income taxes receivable	4,113	9,050
Inventories, net	1,014,997	896,895
Prepaid expenses and other current assets	64,213	58,394
Deferred income taxes	12,330	18,961

Total current assets	1,868,393	1,564,330

PROPERTY AND EQUIPMENT, NET	775,896	684,886
CONSTRUCTION IN PROGRESS - LEASED FACILITIES	2,138	-
INTANGIBLE ASSETS, NET	50,490	51,070
GOODWILL	200,594	200,594
OTHER ASSETS:
Deferred income taxes	12,566	27,157
Other	86,375	69,499

Total other assets	98,941	96,656

TOTAL ASSETS	$2,996,452	$2,597,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$510,398	$446,511
Accrued expenses	264,073	279,284
Deferred revenue and other liabilities	128,765	121,753
Income taxes payable	29,484	-
Current portion of other long-term debt and leasing obligations	7,426	995

Total current liabilities	940,146	848,543

LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	151,596	139,846
Non-cash obligations for construction in progress - leased facilities	2,138	-
Deferred revenue and other liabilities	269,827	245,566

Total long-term liabilities	423,561	385,412

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	-	-
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 96,403,602 and 93,768,978, at January 28, 2012 and January 29, 2011, respectively; outstanding shares 96,373,002 and 93,768,978, at January 28, 2012 and January 29, 2011, respectively	964	938
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,960,870 at January 28, 2012 and January 29, 2011, respectively	250	250
Additional paid-in capital	699,766	625,184
Retained earnings	932,871	730,468
Accumulated other comprehensive income	118	6,741
Treasury stock, at cost, 30,600 and none at January 28, 2012 and January 29, 2011, respectively	(1,224)	-

Total stockholders' equity	1,632,745	1,363,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,996,452	$2,597,536

See notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
NET INCOME	$263,906	$182,077	$135,359
OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized gain (loss) on securities available-for-sale, net of tax	2,119	(250)	5,363
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of tax	(8,738)	-	-
Foreign currency translation adjustment, net of tax	(4)	18	108

COMPREHENSIVE INCOME	$257,283	$181,845	$140,830

See notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock						Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Retained Earnings		Treasury Stock
	Shares	Dollars	Shares	Dollars					Total
BALANCE, January 31, 2009	87,087,161	$871	25,251,554	$253	$477,919	$413,032	$1,502	$-	$893,577
Exchange of Class B common stock for common stock	215,684	3	(215,684)	(3)	-	-	-	-	-
Sale of common stock under stock plan	99,999	1	-	-	1,198	-	-	-	1,199
Exercise of stock options	2,369,896	23	-	-	9,352	-	-	-	9,375
Net income	-	-	-	-	-	135,359	-	-	135,359
Stock-based compensation	-	-	-	-	21,314	-	-	-	21,314
Total tax benefit from exercise of stock options	-	-	-	-	16,932	-	-	-	16,932
Foreign currency translation adjustment, net of taxes of $67	-	-	-	-	-	-	108	-	108
Unrealized gain on securities available-for-sale, net of taxes of $2,888	-	-	-	-	-	-	5,363	-	5,363

BALANCE, January 30, 2010	89,772,740	$898	25,035,870	$250	$526,715	$548,391	$6,973	$-	$1,083,227
Exchange of Class B common stock for common stock	75,000	-	(75,000)	-	-	-	-	-	-
Exercise of stock options	3,921,238	40	-	-	52,912	-	-	-	52,952
Net income	-	-	-	-	-	182,077	-	-	182,077
Stock-based compensation	-	-	-	-	24,828	-	-	-	24,828
Total tax benefit from exercise of stock options	-	-	-	-	20,729	-	-	-	20,729
Foreign currency translation adjustment, net of taxes of $11	-	-	-	-	-	-	18	-	18
Unrealized loss on securities available-for-sale, net of taxes of $148	-	-	-	-	-	-	(250)	-	(250)

BALANCE, January 29, 2011	93,768,978	$938	24,960,870	$250	$625,184	$730,468	$6,741	$-	$1,363,581
Exercise of stock options	2,420,960	24	-	-	33,074	-	-	-	33,098
Restricted stock vested	304,068	3	-	-	(3)	-	-	-	-
Minimum tax withholding requirements	(90,404)	(1)	-	-	(3,574)	-	-	-	(3,575)
Net income	-	-	-	-	-	263,906	-	-	263,906
Stock-based compensation	-	-	-	-	23,919	-	-	-	23,919
Total tax benefit from exercise of stock options	-	-	-	-	21,166	-	-	-	21,166
Foreign currency translation adjustment, net of taxes of $2	-	-	-	-	-	-	(4)	-	(4)
Unrealized gain on securities available-for-sale, net of taxes of $1,266	-	-	-	-	-	-	2,119	-	2,119
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $5,162	-	-	-	-	-	-	(8,738)	-	(8,738)
Purchase of shares for treasury	(30,600)	-	-	-	-	-	-	(1,224)	(1,224)
Cash dividend declared	-	-	-	-	-	(61,503)	-	-	(61,503)

BALANCE, January 28, 2012	96,373,002	$964	24,960,870	$250	$699,766	$932,871	$118	$(1,224)	$1,632,745

See notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,906	$182,077	$135,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,581	110,394	100,948
Amortization of discount on convertible notes	-	-	321
Deferred income taxes	25,152	18,005	9,151
Stock-based compensation	23,919	24,828	21,314
Excess tax benefit from exercise of stock options	(20,768)	(22,177)	(16,041)
Tax benefit from exercise of stock options	664	1,281	1,276
Other non-cash items	1,382	1,538	1,588
Gain on sale of investment	(13,900)	-	-
Changes in assets and liabilities:
Accounts receivable	(3,350)	9,265	6,823
Inventories	(118,102)	(1,119)	(41,005)
Prepaid expenses and other assets	(9,174)	(1,970)	(24,996)
Accounts payable	73,950	(2,251)	132,858
Accrued expenses	(21,410)	23,965	33,785
Income taxes payable / receivable	54,923	11,796	19,658
Deferred construction allowances	26,678	11,170	9,046
Deferred revenue and other liabilities	9,970	23,165	11,244

Net cash provided by operating activities	410,421	389,967	401,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(201,807)	(159,067)	(140,269)
Proceeds from sale of investment	14,140	-	-
Proceeds from sale-leaseback transactions	21,126	19,953	31,640
Deposits and purchases of other assets	(33,075)	(22,021)	-

Net cash used in investing activities	(199,616)	(161,135)	(108,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	-	-	(172,500)
Payments on other long-term debt and leasing obligations	(995)	(934)	(2,566)
Construction allowance receipts	-	-	7,022
Proceeds from sale of common stock under employee stock purchase plan	-	-	1,199
Proceeds from exercise of stock options	33,098	52,952	9,375
Excess tax benefit from exercise of stock options	20,768	22,177	16,041
Minimum tax withholding requirements	(3,575)	-	-
Cash paid for treasury stock	(1,224)	-	-
Cash dividend paid to stockholders	(60,460)	-	-
(Decrease) increase in bank overdraft	(10,063)	17,396	(605)

Net cash (used in) provided by financing activities	(22,451)	91,591	(142,034)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	18	108

NET INCREASE IN CASH AND CASH EQUIVALENTS	188,350	320,441	150,774
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	546,052	225,611	74,837

CASH AND CASH EQUIVALENTS, END OF PERIOD	$734,402	$546,052	$225,611

Supplemental disclosure of cash flow information:
Construction in progress — leased facilities	$2,138	$-	$(52,054)
Accrued property and equipment	$6,199	$8,905	$(1,656)
Cash paid during the year for interest	$12,488	$12,384	$4,501
Cash paid during the year for income taxes	$84,749	$85,230	$63,378

See notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations – Dick's Sporting Goods, Inc. (together with its subsidiaries, the "Company") is a specialty retailer selling sporting goods equipment, apparel and footwear through its 480 Dick's stores and 81 Golf Galaxy stores as of January 28, 2012, the majority of which are located throughout the eastern half of the United States. Additionally, the Company maintains e-commerce operations for both Dick's and Golf Galaxy.

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2011, 2010 and 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively. All fiscal years presented include 52 weeks of operations.

Principles of Consolidation – The consolidated financial statements include Dick's Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments. Interest income from cash equivalents was $0.3 million, $0.5 million and $0.1 million for fiscal 2011, 2010 and 2009, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 28, 2012 and January 29, 2011 include $81.6 million and $91.6 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consists principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $2.4 million and $2.9 million as of January 28, 2012 and January 29, 2011, respectively.

Inventories – Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $69.2 million and $75.2 million at January 28, 2012 and January 29, 2011, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Vehicles	5 years

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense was $111.7 million, $106.1 million and $99.4 million for fiscal 2011, 2010 and 2009, respectively.

Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets and Closed Store Reserves – The Company evaluates its long-lived assets to assess whether the carrying values have been impaired whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus eventual net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques.

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

Goodwill and Intangible Assets – Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company assesses the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred.

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities.

Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as mentioned above. The fair value of the Company's intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

Investments – Investments primarily consisted of shares of unregistered common stock of GSI Commerce, Inc. ("GSI") and were carried at fair value within other assets, based upon the publicly quoted equity price of GSI's stock. Unrealized holding gains and losses on the stock were included in other comprehensive income and reflected as a component of stockholders' equity. The Company liquidated its GSI investment during fiscal 2011 (see Note 12). Gross unrealized holding gains at January 29, 2011 were $10.5 million.

Deferred Revenue and Other Liabilities – Deferred revenue and other liabilities is primarily comprised of deferred liabilities related to construction allowances, gift cards, deferred rent, which represents the difference between rent paid and the amounts expensed for operating leases, and liabilities for future rent payments for closed store locations. Deferred liabilities related to construction allowances, net of related amortization, at January 28, 2012 and January 29, 2011 were $127.7 million and $114.3 million, respectively. Deferred revenue related to gift cards at January 28, 2012 and January 29, 2011 was $112.6 million and $104.0 million, respectively. Deferred rent, including deferred pre-opening rent, at January 28, 2012 and January 29, 2011 was $59.5 million and $54.8 million, respectively.

Self-Insurance – The Company is self-insured for certain losses related to health, workers' compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

Pre-opening Expenses – Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred.

Merger and Integration Costs – The Company recorded $10.1 million of merger and integration costs during fiscal 2009. These costs relate to the integration of Chick's Sporting Goods, Inc. ("Chick's") operations and include duplicative administrative costs and management, advertising and severance expenses associated with the conversions from Chick's stores to Dick's stores.

Earnings Per Share – Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

Stock-Based Compensation – The Company has the ability to grant restricted shares of common stock and stock options to purchase common stock under the Dick's Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan and the Golf Galaxy, Inc. 2004 Incentive Plan (the "Plans"). The Company also has an employee stock purchase plan ("ESPP") that provides for eligible employees to purchase shares of the Company's common stock (see Note 9).

Income Taxes – The Company utilizes the asset and liability method of accounting for income taxes and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax matters are recognized in income tax expense.

Revenue Recognition – Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from e-commerce sales is recognized upon shipment of merchandise and any service-related revenue is recognized as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Income within selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption becomes remote.

Cost of Goods Sold – Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters.

Advertising Costs – Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $187.4 million, $185.2 million and $160.1 million for fiscal 2011, 2010 and 2009, respectively.

Vendor Allowances – Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis at the end of the fiscal year, the Company confirms earned allowances with vendors to determine that the amounts are recorded in accordance with the terms of the contract.

Segment Information – The Company is a specialty retailer that offers a broad range of products in its specialty retail stores primarily in the eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution, the Company's operating segments are aggregated within one reportable segment. The following table sets forth the approximate amount of net sales attributable to hardlines, apparel and footwear for the periods presented (dollars in millions):

	Fiscal Year
	2011	2010	2009
Hardlines	$2,726	$2,619	$2,453
Apparel	1,504	1,382	1,251
Footwear	982	870	709

Total net sales	$5,212	$4,871	$4,413

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction Allowances – All of the Company's store locations are leased. The Company may receive reimbursement from a landlord for some of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances, construction allowances or landlord reimbursements ("construction allowances").

The Company's accounting for construction allowances differs if the Company is deemed to be the owner of the asset during the construction period. Some of the Company's leases have a cap on the construction allowance, which places the Company at risk for cost overruns and causes the Company to be deemed the owner during the construction period. In cases where the Company is deemed to be the owner during the construction period, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is included within deferred revenue and other liabilities on the Consolidated Balance Sheets and deferred and amortized as rent expense on a straight-line basis over the term of the lease. The Company reports the amount of cash received for the construction allowance as construction allowance receipts within the financing activities section of its Consolidated Statements of Cash Flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as proceeds from sale leaseback transactions within the investing activities section of its Consolidated Statements of Cash Flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.

In instances where the Company is not deemed to be the owner during the construction period, reimbursement from a landlord for tenant improvements is classified as an incentive and included within deferred revenue and other liabilities on the Consolidated Balance Sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in deferred construction allowances.

Recently Issued Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment." This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification ("ASC") 350, "Intangibles — Goodwill and Other." ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." This update amended the presentation options in ASC 220, "Comprehensive Income," to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB subsequently issued ASU 2011-12, "Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income," which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05. The Company will adopt ASU 2011-05 and ASU 2011-12 during the first quarter of 2012. The adoption of this guidance

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will not have a significant impact on the presentation of the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company will adopt ASU 2011-04 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

2. Goodwill and Other Intangible Assets

At January 28, 2012 and January 29, 2011, the Company reported goodwill of $200.6 million, net of accumulated impairment losses of $111.3 million. There was no change in the carrying value of goodwill during fiscal 2011 or fiscal 2010. No impairment charges were recorded for goodwill in fiscal 2011, 2010 and 2009.

The Company had indefinite-lived and finite-lived intangible assets of $44.3 million and $6.2 million, respectively, as of January 28, 2012 and $44.2 million and $6.9 million, respectively, as of January 29, 2011. No impairment charges were recorded for the Company's intangible assets in fiscal 2011, 2010 and 2009.

The components of intangible assets were as follows (in thousands):

	2011		2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks	$24,270	$-	$24,270	$-
Trade name (indefinite-lived)	15,900	-	15,900	-
Customer list	1,200	(720)	1,200	(480)
Favorable leases and other finite-lived intangible assets	9,602	(3,846)	8,802	(2,662)
Other indefinite-lived intangible assets	4,084	-	4,040	-

Total intangible assets	$55,056	$(4,566)	$54,212	$(3,142)

Amortization expense for the Company's finite-lived intangible assets is included within selling, general and administrative expenses on the Consolidated Statements of Income, and was $1.4 million, $1.0 million and $1.0 million for fiscal 2011, 2010 and 2009, respectively. The annual estimated

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization expense of the finite-lived intangible assets recorded as of January 28, 2012 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$1,439
2013	1,196
2014	764
2015	661
2016	507
Thereafter	1,669

Total	$6,236

3. Store and Corporate Office Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2011	2010
Accrued store closing and relocation reserves, beginning of period	$46,918	$35,716
Expense charged to earnings	-	20,545
Cash payments	(13,320)	(12,073)
Interest accretion and other changes in assumptions	2,523	2,730

Accrued store closing and relocation reserves, end of period	36,121	46,918
Less: current portion of accrued store closing and relocation reserves	(7,803)	(11,129)

Long-term portion of accrued store closing and relocation reserves	$28,318	$35,789

The Company recorded $16.4 million of expenses related to the closure of 12 underperforming Golf Galaxy stores in fiscal 2010. These expenses are included within selling, general and administrative expenses on the Consolidated Statements of Income.

The current portion of accrued store closing and relocation reserves is included within accrued expenses and the long-term portion is included within long-term deferred revenue and other liabilities on the Consolidated Balance Sheets.

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2011	2010
Buildings and land	$177,740	$173,499
Leasehold improvements	679,001	589,427
Furniture, fixtures and equipment	663,682	571,869

Total property and equipment	1,520,423	1,334,795
Less: accumulated depreciation and amortization	(744,527)	(649,909)

Net property and equipment	$775,896	$684,886

The amounts above include construction in progress of $91.2 million and $44.5 million for fiscal 2011 and 2010, respectively.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2011	2010
Accrued payroll, withholdings and benefits	$104,227	$107,655
Accrued real estate taxes, utilities and other occupancy	66,464	74,914
Accrued property and equipment	27,764	21,565
Other accrued expenses	65,618	75,150

Total accrued expenses	$264,073	$279,284

6. Debt

The Company's outstanding debt at January 28, 2012 and January 29, 2011 was as follows (in thousands):

	2011	2010
Revolving line of credit	$-	$-
Capital leases	27,653	9,524
Financing leases	130,631	130,496
Other debt	738	821

Total debt	159,022	140,841
Less: current portion	(7,426)	(995)

Total long-term debt	$151,596	$139,846

Revolving Credit Agreement – On December 5, 2011, the Company entered into a five-year credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") which replaced the Company's then existing credit facility that was terminated. The Credit Agreement provides for a $500 million revolving credit facility, including up to $100 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million in borrowing availability to the extent that existing or new lenders agree to provide such additional revolving commitments.

The Credit Agreement matures on December 5, 2016 and is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The interest rates per annum applicable to loans under the Credit Agreement will be, at the Company's option, equal to a base rate or an adjusted LIBO rate plus an applicable margin percentage. The applicable margin percentage for base rate loans is 0.20% to 0.50% and for adjusted LIBO rate loans is 1.20% to 1.50%, depending on the borrowing availability of the Company.

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement requires that the Company maintain a minimum adjusted availability of 7.5% of its borrowing base.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no borrowings under the Credit Agreement or the Company's prior revolving credit facility as of January 28, 2012 and January 29, 2011, respectively. As of January 28, 2012, the Company had outstanding letters of credit and total borrowing capacity under the Credit Agreement of $21.2 million and $478.8 million, respectively. The Company had $21.5 million of outstanding letters of credit as of January 29, 2011.

Other Debt – Other debt, exclusive of capital lease and financing lease obligations, consists of the following as of the end of the fiscal periods (dollars in thousands):

	2011	2010
Note payable, due in monthly installments of approximately $6, including interest at 4%, through 2019	$460	$513
Note payable, due in monthly installments of approximately $5, including interest at 11%, through 2018	278	308

Total other debt	738	821
Less: current portion	(83)	(82)

Total other long-term debt	$655	$739

Scheduled principal payments on other long-term debt as of January 28, 2012 are as follows (in thousands):

Fiscal Year
2012	$83
2013	94
2014	101
2015	108
2016	115
Thereafter	237

Total	$738

Capital Lease Obligations – The gross and net carrying values of assets under capital leases are $29.3 million and $22.8 million, respectively, as of January 28, 2012 and $10.3 million and $4.8 million, respectively, as of January 29, 2011. The Consolidated Statement of Cash Flows for fiscal 2011includes the non-cash impact of $19.0 million for equipment received by the Company in fiscal 2011 pursuant to a capital lease, which expires in 2014. The Company also leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 that expires in April 2021.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled lease payments under capital lease obligations as of January 28, 2012 are as follows (in thousands):

Fiscal Year
2012	$8,264
2013	8,063
2014	7,898
2015	1,025
2016	1,025
Thereafter	7,159

Subtotal	33,434
Less: amounts representing interest	(5,781)

Present value of net scheduled lease payments	27,653
Less: amounts due in one year	(7,343)

Total Long-Term Capital Leases	$20,310

Financing Lease Obligation – During fiscal 2008, the Company entered into a lease agreement for a new corporate headquarters building that it began occupying in January 2010. The Company advanced a portion of the funds needed to prepare the site and construct the building, which resulted in the Company being considered the owner of the building during the construction period. The remaining project costs have been financed by the developer except for any project scope changes requested by the Company.

The Company has a purchase option for the building, exercisable by the Company at various times beginning in March 2012. Due to this purchase option, the Company is deemed to have continuing involvement and the transaction qualifies as a financing lease under sale-leaseback accounting and therefore represents a debt obligation to the Company. The debt obligation recognized by the Company at the completion of the construction period represents the Company's obligation to the lessor upon exercise of the purchase option. Monthly rent payments for the premises are recognized as interest expense in the Consolidated Statements of Income, reflecting an implicit interest rate of approximately 8.5%.

The building is included in property and equipment, net and is depreciated using a 40 year life.

7. Operating Leases

The Company leases substantially all of its stores, office facilities, distribution centers and equipment, under non-cancelable operating leases that expire at various dates through 2038. Initial lease terms are generally for ten to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $360.3 million, $347.4 million and $340.0 million for fiscal 2011, 2010 and 2009, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $21.1 million, $20.0 million and $31.6 million for fiscal 2011, 2010 and 2009, respectively.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled lease payments due under non-cancelable operating leases as of January 28, 2012 are as follows (in thousands):

Fiscal Year
2012	$405,379
2013	413,538
2014	399,681
2015	383,975
2016	361,487
Thereafter	1,288,062

Total	$3,252,122

The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $0.9 million, $0.9 million and $1.0 million for fiscal 2011, 2010 and 2009, respectively.

8. Stockholders' Equity

Common Stock, Class B Common Stock and Preferred Stock – The Company's Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, par value $0.01 per share, and the issuance of 40,000,000 shares of Class B common stock, par value $0.01 per share. In addition, the Company's Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.

Holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party and relatives of the related party hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradable. Each share of Class B common stock can be converted into one share of common stock at the holder's option at any time.

Dividends per Common Share – On November 14, 2011, our Board of Directors (the "Board") approved and declared our first ever cash dividend. The $0.50 per share dividend was paid on December 28, 2011 to all stockholders of record as of the close of business on December 7, 2011.

Treasury Stock – On January 11, 2012, the Company's Board authorized a one-year share repurchase program of up to $200 million of the Company's common stock. The Company will finance the repurchases from cash on hand. During fiscal 2011, the Company repurchased 30,600 shares of common stock for $1.2 million. As of January 28, 2012, $198.8 million remained available under this program.

9. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock and options to purchase common stock under the Dick's Sporting Goods, Inc. Amended and Restated 2002 Stock and Incentive Plan (the "2002 Plan") and the Golf Galaxy, Inc. 2004 Incentive Plan (together with the 2002 Plan, the "Plans"). The Company also has an employee stock purchase plan ("ESPP") that provides for eligible employees to purchase shares of the Company's common stock. As of January 28, 2012, shares of common stock available for future issuance pursuant to the Plans and ESPP were 8,870,610 shares and 950,398 shares, respectively.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents total stock-based compensation and ESPP expense recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2011	2010	2009
Stock option expense	$9,734	$13,272	$16,829
Restricted stock expense	14,185	11,556	4,039
ESPP expense	-	-	446

Total stock-based compensation expense	$23,919	$24,828	$21,314

Total related tax benefit	$8,947	$9,591	$8,239

Stock Option Plans – The Company grants options to purchase common stock under the 2002 Plan, which generally vest over four years in 25% increments from the date of grant and expire seven to ten years from date of grant.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes ("Black Scholes") option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience. These options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations.

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following weighted average assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2011	2010	2009
Expected life (years)(1)	5.76	5.59	5.69
Expected volatility(2)	44.27% - 48.93%	45.22% - 48.03%	35.89% - 47.54%
Weighted average volatility	46.16%	46.56%	45.93%
Risk-free interest rate(3)	0.89% - 2.70%	1.23% - 2.87%	1.54% - 2.73%
Expected dividend yield(4)	-	-	-
Weighted average grant date fair value	$18.06	$12.20	$6.21
  (1)
  The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

  (2)
  Expected volatility is based on the historical volatility of the Company's common stock over a timeframe consistent with the expected life of the stock options.

  (3)
  The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.

  (4)
  The Company declared its first dividend in December 2011. Options granted subsequent to the declaration of the dividend reflect an expected dividend yield of 1.25%.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock option activity from January 31, 2009 through January 28, 2012 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2009	18,623,435	$14.99	5.43	$37,135
Granted	2,250,876	14.01
Exercised	(2,369,896)	4.03
Forfeited / Expired	(1,160,640)	24.41

Outstanding, January 30, 2010	17,343,775	$15.73	4.76	$138,858
Granted	893,750	26.72
Exercised	(3,921,238)	13.45
Forfeited / Expired	(622,410)	19.91

Outstanding, January 29, 2011	13,693,877	$16.91	4.13	$258,697
Granted	639,047	39.78
Exercised	(2,420,960)	13.67
Forfeited / Expired	(253,875)	27.75

Outstanding, January 28, 2012	11,658,089	$18.60	3.45	$262,995

Exercisable, January 28, 2012	8,911,310	$17.35	3.04	$212,219

The aggregate intrinsic value in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2011, 2010 and 2009 was $61.3 million, $72.9 million and $44.6 million, respectively. The total fair value of options vested during 2011, 2010 and 2009 was $12.2 million, $13.7 million and $17.5 million, respectively. The nonvested stock option activity for the year ended January 28, 2012 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, January 29, 2011	3,518,021	$9.00
Granted	639,047	18.06
Vested	(1,169,984)	10.42
Forfeited	(240,305)	12.50

Nonvested, January 28, 2012	2,746,779	$10.20

As of January 28, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $14.7 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 1.76 years.

The Company issues new shares of common stock upon exercise of stock options.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of January 28, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.24 - $11.44	3,875,223	1.69	11.24	3,873,723	11.24
$12.44 - $17.98	3,138,785	3.39	14.42	1,692,322	14.93
$18.02 - $28.09	2,360,188	4.46	23.51	1,691,508	22.43
$28.23 - $40.42	2,283,893	5.47	31.76	1,653,757	28.93

$5.24 - $40.42	11,658,089	3.45	$18.60	8,911,310	$17.35

Restricted Stock – The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

The restricted stock activity from January 31, 2009 through January 28, 2012 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2009	373,462	$27.33
Granted	481,673	14.23
Vested	-	-
Forfeited	(70,217)	22.65

Nonvested, January 30, 2010	784,918	$19.71
Granted	1,383,273	26.48
Vested	-	-
Forfeited	(177,123)	23.12

Nonvested, January 29, 2011	1,991,068	$24.11
Granted	658,393	39.54
Vested	(304,068)	27.12
Forfeited	(254,960)	27.12

Nonvested, January 28, 2012	2,090,433	$28.16

As of January 28, 2012, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock, net of estimated forfeitures, was approximately $22.9 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 1.25 years.

In March 2010, the Company issued a special grant of performance-based restricted stock in support of the Company's long-term strategic initiatives. As of January 28, 2012, nonvested restricted stock outstanding included 719,295 shares of these performance-based awards which vest, in whole or in part, at the end of a three year period upon the successful achievement of pre-established performance criteria.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan – The Company has an employee stock purchase plan, which provides that eligible employees may purchase shares of the Company's common stock at a purchase price of 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. The total number of shares issuable under the plan is 4,620,000. The Company suspended the ESPP in March 2009, such that its employees were not permitted to purchase shares under the plan subsequent to the period ended June 30, 2009.

10. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$119,893	$79,931	$65,424
State	23,075	17,498	13,242

	142,968	97,429	78,666

Deferred:
Federal	23,130	18,910	8,202
State	2,022	(905)	949

	25,152	18,005	9,151

Total provision	$168,120	$115,434	$87,817

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.1%	3.8%	4.7%
Other permanent items	(0.2)%	-	(0.4)%

Effective income tax rate	38.9%	38.8%	39.3%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2011	2010
Store closing expense	$14,250	$18,496
Stock-based compensation	33,303	32,009
Employee benefits	22,185	23,841
Other accrued expenses not currently deductible for tax purposes	3,864	8,973
Deferred rent	23,232	20,837
Insurance	2,521	2,338
Gift cards	8,626	5,365
Deferred revenue currently taxable	4,212	4,132
Non income-based tax reserves	2,834	1,204
Uncertain income tax positions	3,640	4,151
Other	43	205

Total deferred tax assets	118,710	121,551

Property and equipment	(69,186)	(44,879)
Inventory	(14,149)	(16,623)
Unrealized gains on securities available-for-sale	(70)	(3,996)
Intangibles	(10,409)	(9,935)

Total deferred tax liabilities	(93,814)	(75,433)

Net deferred tax asset	$24,896	$46,118

In 2011, of the $24.9 million net deferred tax asset, $12.3 million is included within current assets and $12.6 million is included within other long-term assets on the Consolidated Balance Sheets. In 2010, of the $46.1 million net deferred tax asset, $19.0 million is included within current assets and $27.1 million is included within other long-term assets on the Consolidated Balance Sheets.

As of January 28, 2012, the total liability for uncertain tax positions, including related interest and penalties, was approximately $21.6 million. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties:

	2011	2010	2009
Beginning of fiscal year	$13,560	$12,778	$7,829
Increases as a result of tax positions taken in a prior period	5,567	695	3,667
Decreases as a result of tax positions taken in a prior period	(52)	-	-
Increases as a result of tax positions taken in the current period	1,966	2,304	2,185
Decreases as a result of settlements during the current period	(1,757)	(667)	-
Reductions as a result of a lapse of statute of limitations during the current period	(592)	(1,550)	(903)

End of fiscal year	$18,692	$13,560	$12,778

Included in the balance at January 28, 2012 are $8.3 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 28, 2012, the liability for uncertain tax positions included $2.9 million for the accrual of interest and penalties. During the years ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company recorded $1.3 million, $1.2 million and $0.4 million, respectively, for the accrual of interest and penalties in its Consolidated Statements of Income. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $7.8 million of the Company's gross unrecognized tax benefits and interest at January 28, 2012 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2012.

The Company is no longer subject to U.S. Federal examination for years prior to 2008. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2005.

11. Earnings per Common Share

The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2011	2010	2009
Earnings per common share - Basic:
Net income	$263,906	$182,077	$135,359
Weighted average common shares outstanding	120,232	116,236	113,184
Earnings per common share	$2.19	$1.57	$1.20
Earnings per common share - Diluted:
Net income	$263,906	$182,077	$135,359
Weighted average common shares outstanding - basic	120,232	116,236	113,184
Dilutive effect of stock-based awards	5,536	5,488	4,771

Weighted average common shares outstanding - diluted	125,768	121,724	117,955
Earnings per common share	$2.10	$1.50	$1.15

For fiscal years 2011, 2010 and 2009, 0.6 million, 3.2 million and 6.4 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

12. Investments

In April 2001, the Company entered into a 10-year Internet commerce agreement with GSI. In August 2008, the Company amended its agreement with GSI, which extended the term of the agreement to February 1, 2024. Under the terms of the amended agreement, the Company assumed operational responsibility for its Internet commerce business effective February 1, 2009, including merchandise procurement, assortment and pricing, while GSI became primarily responsible for website hosting and maintenance, order fulfillment and customer service. GSI is paid a transaction fee by the Company based on the value and type of orders placed through the website.

During fiscal 2011, the Company realized a pre-tax gain of $13.9 million resulting from the sale of its remaining available-for-sale securities held in GSI, in connection with GSI's acquisition by eBay, Inc. There were no sales of the Company's investment in GSI during fiscal 2010 and 2009.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees that have worked 1,000 hours or more in a year and attained 21 years of age. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures was $4.9 million, $5.5 million and $3.6 million for fiscal 2011, 2010 and 2009, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $27.1 million and $18.6 million at January 28, 2012 and January 29, 2011, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures was $0.2 million, $3.8 million and $0.6 million for fiscal 2011, 2010 and 2009, respectively.

14. Commitments and Contingencies

The Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required payments at January 28, 2012 is as follows (in thousands):

Fiscal Year
2012	$19,406
2013	16,658
2014	18,430
2015	5,257
2016	5,623
Thereafter	18,552

Total	$83,926

Also, the Company is required to pay additional royalties when the royalties that are based on the qualified purchases or retail sales (depending on the agreement) exceed the guaranteed minimum. The aggregate payments made under these agreements requiring minimum guaranteed contractual amounts were $9.0 million, $11.4 million and $12.6 million during fiscal 2011, 2010 and 2009, respectively.

The Company also has certain naming rights, marketing, and other commitments extending through 2026 of $103.6 million. Payments under these commitments were $61.0 million during fiscal 2011. Payments under these commitments are scheduled to be made as follows: fiscal 2012, $42.6 million; fiscal 2013, $13.3 million; fiscal 2014, $8.4 million; fiscal 2015, $7.9 million; fiscal 2016, $3.7 million; and thereafter, $27.7 million.

In December 2009, the Company entered into an asset assignment agreement with a related party. The Company made deposits totaling $8 million in fiscal 2009 and $5 million in fiscal 2011 under the

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assigned purchase agreement. All deposits are attributed to the total purchase price of $59.5 million, which is payable in increments through 2013. If the agreement is terminated prior to the delivery date, up to $3.5 million of the deposits are non-refundable.

The Company is involved in legal proceedings incidental to the normal conduct of its business. Although the outcome of any pending legal proceedings cannot be predicted with certainty, management believes that adequate insurance coverage is maintained and that the ultimate resolution of these matters will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011 are set forth in the table below:

Description	Level 1	Level 2	Level 3
As of January 28, 2012
Assets:
Deferred compensation plan assets held in trust (see Note 13)	$27,102	$-	$-

Total assets	$27,102	$-	$-

As of January 29, 2011
Assets:
Unregistered common stock of GSI Commerce (see Note 12)	$10,789	$-	$-
Deferred compensation plan assets held in trust (see Note 13)	18,641	-	-

Total assets	$29,430	$-	$-

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. There were no transfers between Level 1, 2 or 3 during fiscal 2011.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both January 28, 2012 and January 29, 2011.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2011 and 2010 is as follows (in thousands, except earnings per share data):

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,113,849	$1,306,695	$1,179,702	$1,611,556
Gross profit(1)	330,443	401,075	350,591	512,771
Income from operations	64,442	111,691	71,562	184,325
Net income	37,498	73,848	41,484	111,076
Earnings per common share:
Basic(1)	$0.31	$0.61	$0.34	$0.92
Diluted	$0.30	$0.59	$0.33	$0.88
Weighted average common shares outstanding:
Basic	119,361	120,207	120,432	120,928
Diluted	125,367	125,836	125,552	126,316

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,047,531	$1,226,063	$1,078,984	$1,518,914
Gross profit	302,220	360,145	307,071	479,594
Income from operations	46,992	88,058	28,208	145,991
Net income	26,209	51,516	16,863	87,489
Earnings per common share:
Basic(1)	$0.23	$0.44	$0.15	$0.74
Diluted	$0.22	$0.43	$0.14	$0.71
Weighted average common shares outstanding:
Basic	115,155	115,815	116,024	117,952
Diluted	120,387	121,039	121,408	124,063

(1)  Quarterly results for fiscal 2011 and 2010 do not add to full year results due to rounding.

17. Subsequent Event

On February 13, 2012, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.125 per common share payable on March 30, 2012 to stockholders of record as of the close of business on March 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)
By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President – Finance, Administration and Chief Financial Officer
Date: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 16, 2012
/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Executive Vice President – Finance, Administration and Chief Financial Officer (principal financial officer)	March 16, 2012
/s/ JOSEPH R. OLIVER Joseph R. Oliver	Senior Vice President – Chief Accounting Officer (principal accounting officer)	March 16, 2012
/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 16, 2012
/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 16, 2012
/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 16, 2012
/s/ WALTER ROSSI Walter Rossi	Director	March 16, 2012
/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 16, 2012
/s/ LARRY D. STONE Larry D. Stone	Director	March 16, 2012
/s/ ALLEN R. WEISS Allen R. Weiss	Director	March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 28, 2012 and January 29, 2011, and for each of the three years in the period ended January 28, 2012, and the Company's internal control over financial reporting as of January 28, 2012, and have issued our reports thereon dated March 16, 2012; such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 16, 2012

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
Fiscal 2009
Inventory reserve	$25,367	$13,923		$(18,881)	$20,409
Allowance for doubtful accounts	3,259	6,519		(5,575)	4,203
Reserve for sales returns	2,319	408	(1)	-	2,727
Fiscal 2010
Inventory reserve	$20,409	$4,583		$(5,885)	$19,107
Allowance for doubtful accounts	4,203	4,383		(5,664)	2,922
Reserve for sales returns	2,727	943	(1)	-	3,670
Fiscal 2011
Inventory reserve	$19,107	$4,199		$(7,685)	$15,621
Allowance for doubtful accounts	2,922	4,299		(4,777)	2,444
Reserve for sales returns	3,670	201	(1)	-	3,871

(1)  Represents increase (decrease) in the required reserve based upon the Company's evaluation of anticipated merchandise returns.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Form of Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.4 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.2	Registrant's 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.3	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.4	Form of Option Award entered into between Registrant and various executive officers, directors and employees	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
10.5	Option Agreement between Registrant and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.6	Option Agreement between Registrant and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004

10.7	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004, between Lippman & Lippman, L.P., Martin and Donnabeth Lippman and Registrant	Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
10.8
	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Registrant	Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K, File No. 001-31463, filed on March 23, 2006
10.9	Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on July 6, 2006
10.10	Golf Galaxy, Inc. Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-8, File No. 333-140713, filed on February 14, 2007
10.11	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Statement on Form S-8, File No. 333-140713, filed on February 14, 2007
10.12	Offer Letter between Dick's Sporting Goods, Inc. and Timothy E. Kullman, dated February 5, 2007, as amended by letter dated February 9, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 20, 2007
10.13	First Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q, File No. 001-31463, filed on June 6, 2007
10.14	Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.15	First Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.16	Written Description of Performance Incentive Awards	Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008

10.17	Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Appendix A to the Registrant's Schedule 14A, File No. 001-31463, filed on May 7, 2008
10.18	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.19	Amendment to Registrant's 1992 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.20	Amendment to Golf Galaxy, Inc.'s Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.21	Second Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.22	Third Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.23	Second Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.24	Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement, File No. 001-31463, filed on May 3, 2007
10.25	First Amendment to the Amended and Restated Employee Stock Purchase Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.26	Form of Long-Term Performance Based Restricted Stock Award	Incorporate by reference to Exhibit 10.43 to the Registrant's Form 10-K, File No. 001-31463, filed on March 18, 2010
10.27	Form of Restricted Stock Award Agreement granted under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on November 15, 2011
10.28	Aircraft Charter Agreement, dated December 19, 2011 between Registrant and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on December 22, 2011

10.29	Credit Agreement, dated as of December 5, 2011, among Registrant, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, the lenders party thereto, PNC Bank, National Association, as syndication agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and Wells Fargo Capital Finance, LLC and PNC Capital Markets, LLC, as joint lead arrangers and joint book managers.	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on December 6, 2011
10.30	Offer Letter between the Company and Lauren R. Hobart, Senior Vice President and Chief Marketing Officer	Filed herewith
10.31
	Lease Agreement originally dated June 25, 2007, for distribution center located in East Point, Georgia, between Duke Realty Limited Partnership and Registrant, as amended, supplemented or modified as of March 16, 2012	Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 16, 2012 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2
	Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of March 16, 2012 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 16, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of March 16, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended January 28, 2012 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.