Form 10-Q
period 2012-04-28
DICKS SPORTING GOODS INC
filed 2012-05-24
CIK 1089063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

OR

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

Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 18, 2012, was 93,169,688 and 24,960,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Amounts in thousands, except per share data)

	13 Weeks Ended
	April 28,	April 30,
	2012	2011

Net sales	$1,281,704	$1,113,849
Cost of goods sold, including occupancy and distribution costs	887,097	783,406
GROSS PROFIT	394,607	330,443
Selling, general and administrative expenses	296,131	263,735
Pre-opening expenses	2,741	2,266
INCOME FROM OPERATIONS	95,735	64,442
Interest expense	3,449	3,484
Other income	(1,865)	(1,108)
INCOME BEFORE INCOME TAXES	94,151	62,066
Provision for income taxes	36,994	24,568
NET INCOME	$57,157	$37,498

EARNINGS PER COMMON SHARE:
Basic	$0.47	$0.31
Diluted	$0.45	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	121,514	119,361
Diluted	127,003	125,367

Cash dividend declared per share	$0.125	$-

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended
	April 28,	April 30,
	2012	2011

NET INCOME	$57,157	$37,498
OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities available-for-sale, net of tax	3,614	2,014
Foreign currency translation adjustment, net of tax	7	22
COMPREHENSIVE INCOME	$60,778	$39,534

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	April 28,	January 28,
	2012	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$520,967	$734,402
Accounts receivable, net	42,025	38,338
Income taxes receivable	4,053	4,113
Inventories, net	1,201,753	1,014,997
Prepaid expenses and other current assets	69,302	64,213
Deferred income taxes	18,400	12,330
Total current assets	1,856,500	1,868,393

Property and equipment, net	779,191	775,896
Construction in progress - leased facilities	4,477	2,138
Intangible assets, net	70,300	50,490
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	9,264	12,566
Other	134,820	86,375
Total other assets	144,084	98,941
TOTAL ASSETS	$3,055,146	$2,996,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$654,596	$510,398
Accrued expenses	230,230	264,073
Deferred revenue and other liabilities	107,254	128,765
Income taxes payable	28,091	29,484
Current portion of other long-term debt and leasing obligations	138,590	7,426
Total current liabilities	1,158,761	940,146
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	14,446	151,596
Non-cash obligations for construction in progress - leased facilities	4,477	2,138
Deferred revenue and other liabilities	281,294	269,827
Total long-term liabilities	300,217	423,561
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	950	964
Class B common stock	250	250
Additional paid-in capital	721,702	699,766
Retained earnings	974,587	932,871
Accumulated other comprehensive income	3,739	118
Treasury stock	(105,060)	(1,224)
Total stockholders’ equity	1,596,168	1,632,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,055,146	$2,996,452

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  - UNAUDITED

(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total

BALANCE, January 28, 2012	96,373,002	$964	24,960,870	$250	$699,766	$932,871	$118	$(1,224)	$1,632,745
Exercise of stock options	555,762	5	-	-	10,955	-	-	-	10,960
Restricted stock vested	358,753	3	-	-	(3)	-	-	-	-
Minimum tax withholding requirements	(109,766)	(1)	-	-	(5,184)	-	-	-	(5,185)
Net income	-	-	-	-	-	57,157	-	-	57,157
Stock-based compensation	-	-	-	-	7,092	-	-	-	7,092
Total tax benefit from exercise of stock options	-	-	-	-	9,076	-	-	-	9,076
Foreign currency translation adjustment, net of taxes of $4	-	-	-	-	-	-	7	-	7
Unrealized gain on securities available-for-sale, net of taxes of $2,354	-	-	-	-	-	-	3,614	-	3,614
Purchase of shares for treasury	(2,102,600)	(21)	-	-	-	-	-	(103,836)	(103,857)
Cash dividend declared	-	-	-	-	-	(15,441)	-	-	(15,441)
BALANCE, April 28, 2012	95,075,151	$950	24,960,870	$250	$721,702	$974,587	$3,739	$(105,060)	$1,596,168

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended
	April 28,	April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,157	$37,498
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,656	27,436
Deferred income taxes	(5,123)	5,141
Stock-based compensation	7,092	6,504
Excess tax benefit from exercise of stock options	(8,945)	(11,644)
Tax benefit from exercise of stock options	139	191
Other non-cash items	(231)	378
Changes in assets and liabilities:
Accounts receivable	(4,452)	(5,014)
Inventories	(186,756)	(157,976)
Prepaid expenses and other assets	(4,299)	(9,501)
Accounts payable	129,726	142,418
Accrued expenses	(28,548)	(47,896)
Income taxes payable / receivable	7,604	14,959
Deferred construction allowances	8,192	6,455
Deferred revenue and other liabilities	(16,982)	(23,404)
Net cash used in operating activities	(17,770)	(14,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,251)	(32,584)
Purchase of JJB convertible notes and equity securities	(31,986)	-
Proceeds from sale-leaseback transactions	-	10
Deposits and purchases of other assets	(25,210)	(2,030)
Net cash used in investing activities	(98,447)	(34,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(7,142)	(241)
Construction allowance receipts	-	-
Proceeds from exercise of stock options	10,960	14,077
Excess tax benefit from exercise of stock options	8,945	11,644
Minimum tax withholding requirements	(5,185)	(3,321)
Cash paid for treasury stock	(103,857)	-
Cash dividend paid to stockholders	(15,418)	-
Increase in bank overdraft	14,472	13,351
Net cash (used in) provided by financing activities	(97,225)	35,510
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7	22
NET DECREASE IN CASH AND CASH EQUIVALENTS	(213,435)	(13,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,402	546,052
CASH AND CASH EQUIVALENTS, END OF PERIOD	$520,967	$532,525

Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$2,339	$-
Accrued property and equipment	$17,595	$12,426
Cash paid for interest	$3,296	$3,107
Cash paid for income taxes	$35,543	$4,139

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer selling sporting goods equipment, apparel and footwear through its 486 Dick’s stores and 81 Golf Galaxy stores as of April 28, 2012, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains e-commerce operations for both Dick’s and Golf Galaxy.  Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s”, “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2012 as filed with the Securities and Exchange Commission on March 16, 2012.  Operating results for the 13 weeks ended April 28, 2012 are not necessarily indicative of the results that may be expected for the year ending February 2, 2013 or any other period.

Recently Adopted Accounting Pronouncements

Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.”  This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.”  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 during the first quarter of 2012.  The adoption of this guidance did not impact the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in ASC 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements.  In December 2011, the FASB subsequently issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05.  The Company adopted ASU 2011-05 and ASU 2011-12 during the first quarter of 2012.  In accordance with this guidance, the Company presented two separate but consecutive statements which include the components of net income and other comprehensive income.

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The Company adopted ASU 2011-04 during the first quarter of 2012.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the activity in 2012 and 2011 (in thousands):

	13 Weeks Ended
	April 28,	April 30,
	2012	2011
Accrued store closing and relocation reserves, beginning of period	$36,121	$46,918
Expense charged to earnings	-	-
Cash payments	(1,572)	(3,521)
Interest accretion and other changes in assumptions	1,900	207
Accrued store closing and relocation reserves, end of period	36,449	43,604
Less: current portion of accrued store closing and relocation reserves	(7,959)	(10,315)
Long-term portion of accrued store closing and relocation reserves	$28,490	$33,289

The current portion of accrued store closing and relocation reserves is included within accrued expenses and the long-term portion is included within long-term deferred revenue and other liabilities on the unaudited Consolidated Balance Sheets.

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	April 28,	April 30,
	2012	2011
Net income	$57,157	$37,498
Weighted average common shares outstanding (for basic calculation)	121,514	119,361
Dilutive effect of stock-based awards	5,489	6,006
Weighted average common shares outstanding (for diluted calculation)	127,003	125,367
Earnings per common share - basic	$0.47	$0.31
Earnings per common share - diluted	$0.45	$0.30

For the 13 weeks ended April 28, 2012 and April 30, 2011, 0.9 million and 0.4 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

4.  Investment in JJB Sports

On April 27, 2012, the Company invested an aggregate of £20 million in JJB Sports, plc (“JJB”), consisting of junior secured convertible notes (“Convertible Notes”) in the principal amount of £18.75 million and 12.5 million ordinary shares of JJB for £1.25 million, for a total investment of $32.0 million.  The Convertible Notes are convertible for ordinary shares of JJB and will, if not converted earlier, mature on April 27, 2015.

The Convertible Notes bear a variable interest rate of LIBOR plus a 5% margin, compounded monthly.  The interest rate is equal to the interest rate of JJB’s senior credit facility.  Interest will accrue and be paid at maturity or will be converted into ordinary shares of JJB upon conversion of the Convertible Notes.  Unless previously purchased and cancelled, redeemed or converted, the Convertible Notes, and all accrued interest thereon, will be redeemed by JJB on the maturity date.

The Company has the right to convert the Convertible Notes, and all accrued interest, in whole or in portions of no less than £5 million, at any time after April 27, 2013, into ordinary shares of JJB.  The Company also has the right to require JJB to convert the Convertible Notes, and all accrued interest, in whole or portions of no less than £5 million, before April 27, 2013, or JJB may redeem the Convertible Notes before the maturity date, in certain limited circumstances (including, for example, if JJB suffers certain insolvency-related events, disposes of all or substantially all of its assets or business, if there occurs an event of default under the Convertible Loan Note Instrument, or a general takeover offer for JJB’s ordinary shares is made). JJB may require the Company to convert the Convertible Notes after January 26, 2014, and all accrued interest thereon, in whole or in portions of no less than £5 million in the event JJB exceeds earnings before interest, taxes, depreciation and amortization of £25 million on a trailing 12-month basis.

The principal and accrued interest of the Convertible Notes will convert into a percentage of JJB’s then outstanding share capital based on a conversion price of £0.067 per ordinary share for the aggregate principal amount to be converted and a conversion price of £0.10 per ordinary share for the accrued interest on the Convertible Notes to be converted.

The Convertible Notes are secured by a second ranking security over all of the assets of JJB and certain subsidiaries. The rights of the Company in respect of the security are regulated pursuant to an intercreditor agreement entered into with JJB’s senior lenders.

The Company has the right, but not the obligation, to subscribe, in one or more subscriptions for at least £5 million in principal, for up to £20 million in additional Convertible Notes (the “Second Convertible Notes”).  The Second Convertible Notes would be subject to the same terms as the Convertible Notes and are generally convertible at the same terms as the Convertible Notes.  The Company’s right to subscribe to the Second Convertible Notes expires on January 31, 2014.

The Company classified its investments in JJB as available-for-sale investments, which have been recorded at fair value.  The investments are recorded as long-term other assets on the unaudited Consolidated Balance Sheet.  The Company’s fair value of its investment in the Convertible Notes was determined using a binomial lattice model with level 2 inputs, including JJB’s stock price, the expected stock price volatility, the interest rate on the convertible notes, the risk-free interest rate based upon appropriate government yield curves and option-adjusted spreads for comparable securities.  As of April 28, 2012, the carrying value of the Convertible Notes was approximately $35.8 million, with an unrealized gain of $3.3 million recorded in accumulated other comprehensive income.  Subsequent changes in the fair value of these investments will be recognized as unrealized gains or losses within other comprehensive income.

5.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820, “Fair Value Measurement and Disclosures”, outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of April 28, 2012 and January 28, 2012 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of April 28, 2012
Assets:
Deferred compensation plan assets held in trust	$33,153	$-	$-
Available-for-sale investment in JJB Sports equity securities	2,545	-	-
Available-for-sale investment in JJB Sports convertible notes (see Note 4)	-	35,794	-
Total assets	$35,698	$35,794	$-
As of January 28, 2012
Assets:
Deferred compensation plan assets held in trust	$27,102	$-	$-
Total assets	$27,102	$-	$-

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments.  There were no transfers between Level 1, 2 or 3 during the 13 weeks ended April 28, 2012.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both April 28, 2012 and January 28, 2012.

6. Intangible Assets

On March 30, 2012, the Company purchased the intellectual property rights to the Top-Flite brand from Callaway Golf Company (NYSE: ELY) for $20.0 million, adding to its portfolio of exclusive offerings. The intellectual property rights acquired include all Top-Flite trademarks and service marks world-wide.  These assets are indefinite-lived intangible assets, which are not being amortized.

7. Subsequent Events

On May 7, 2012, the Company purchased its corporate headquarters building for approximately $133.4 million, including closing costs, pursuant to its pre-existing lease agreement.  Due to the Company’s purchase option under the lease agreement, the transaction was recorded as a financing lease in accordance with GAAP and the debt obligation recognized by the Company represented our obligation to the lessor upon exercise of the purchase option.  Accordingly, the Company’s payment to purchase its corporate headquarters building will be reflected as an extinguishment of its pre-existing financing lease obligation in the second quarter of fiscal 2012.  The Company financed the purchase of the building from cash on hand.

On May 14, 2012, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on June 29, 2012 to stockholders of record as of the close of business on June 1, 2012.

The Company completed its previously announced share repurchase program on May 14, 2012, repurchasing approximately 2.0 million shares of its common stock for $94.9 million subsequent to April 28, 2012.  In total, the Company repurchased 4.1 million shares of its common stock for $200 million.  The Company financed the repurchase program from cash on hand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control.  Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.  Investors should not place undue reliance on forward-looking statements as a prediction of actual results.  You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”,  “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings.  Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other “forward-looking” information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, e-commerce and operations, inventory, private brand products, or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:

¡

Our business is dependent on the general economic conditions in our markets and the ongoing economic and financial downturn may cause a decline in consumer spending that may adversely affect the Company’s business, operations, liquidity, financial results and stock price;

¡	Our quarterly operating results and same store sales may fluctuate substantially;

¡	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

¡	The intense competition in the sporting goods industry;

¡

Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our stores, or our inability to open new stores on a timely basis or otherwise expand successfully in new or existing markets;

¡	Changes in consumer demand or shopping patterns;

¡	Unauthorized disclosure of sensitive, personal or confidential customer information;

¡

Risks and costs relating to the products we sell, including: product liability claims and the availability of recourse to third parties, including under our insurance policies; product recalls; and the regulation of and other hazards associated with certain products we sell, such as hunting rifles and ammunition;

¡

Disruptions in our or our vendors’ supply chain, including as a result of political instability, foreign trade issues, the impact of the ongoing economic and financial downturn on distributors or other reasons;

¡

Our relationships with our vendors, including potential increases in the costs of their products and our ability to pass those cost increases on to our customers, their ability to maintain their inventory and production levels and their ability or willingness to provide us with sufficient quantities of products at acceptable prices;

¡

Factors that could negatively affect our private brand offerings, including fluctuations in the cost of products resulting from increases in raw material prices and other factors, reliance on foreign sources of production, compliance with government and industry safety standards, and intellectual property risks;

¡	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

¡	Currency exchange rate fluctuations;

¡	Costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor, employment and the sale of consumer products;

¡	Our ability to secure and protect our trademarks, patents and other intellectual property;

¡

Risks relating to operating as an omni-channel retailer, including the impact of rapid technological change, internet security and privacy issues, the threat of systems failure or inadequacy, increased or changing governmental regulation and increased competition;

¡	Disruption of or other problems with the services provided by our third-party service provider for our e-commerce website or our information systems;

¡	Any serious disruption at our distribution facilities;

¡	The seasonality of our business;

¡	Regional risks because our stores are generally concentrated in the eastern half of the United States;

¡	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

¡	Our ability to meet our labor needs;

¡	We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

¡	Potential volatility in our stock price;

¡                        Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

¡                        Impairment in the carrying value of goodwill or other acquired intangibles;

¡                        Our current intention to declare and pay quarterly cash dividends; and

¡                        Other factors discussed in other reports or filings filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 28, 2012.

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

As of April 28, 2012, we operated 486 Dick’s stores in 44 states and 81 Golf Galaxy stores in 30 states, with approximately 27.8 million square feet in 44 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains e-commerce operations for both Dick’s and Golf Galaxy.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 384 stores as of May 5, 2007 to 567 stores as of April 28, 2012, reflecting both organic growth and acquisitions.  The Company continues to expand its presence through the opening of new stores to its ultimate goal of at least 900 Dick’s locations across the United States.

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•                  Consolidated same store sales performance – For the 13 weeks ended April 28, 2012, the Company’s consolidated same store sales increased 8.4% compared to a 2.1% increase during the same period in fiscal 2011.  The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion program.

•                  Operating cash flow – Net cash used in operations totaled $17.8 million in the 13 weeks ended April 28, 2012, while the Company used $14.5 million during the same period in fiscal 2011.  We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations.  Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company’s critical accounting policies during the period ended April 28, 2012.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

¡                        Net income for the current quarter increased 53% to $57.2 million, or $0.45 per diluted share, as compared to net income of $37.5 million, or $0.30 per diluted share, for the 13 weeks ended April 30, 2011.

¡                        Net sales increased 15% to $1.3 billion in the current quarter due primarily to an 8.4% increase in consolidated same store sales and the growth of our store network.

¡                        Gross profit increased 112 basis points to 30.79% as a percentage of net sales for the 13 weeks ended April 28, 2012 due primarily to leverage of fixed occupancy costs on the increase in sales.

¡                        In the current quarter, the Company:

¡                  Declared and paid a quarterly cash dividend of $0.125 per share.

¡                  Repurchased 2.1 million shares of its common stock pursuant to its previously announced one-year share repurchase program for $103.9 million, reflecting an average cost of $49.39 per share.

¡                  Made a £20 million strategic investment in JJB Sports plc (“JJB”), a leading sports retailer in the United Kingdom.  Under the terms of the agreement, the Company purchased £18.75 million in junior secured convertible notes and 12.5 million ordinary shares of JJB for £1.25 million, for a total investment of $32.0 million.

¡                  Augmented its private brand portfolio through the acquisition of the Top-Flite brand.  The Company acquired all Top-Flite trademarks and service marks world-wide.

¡                        We ended the first quarter with no outstanding borrowings under our current credit agreement (the “Credit Agreement”).

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended			13 Weeks Ended
	April 28, 2012			April 30, 2011

	Dick’s Sporting Goods	Golf Galaxy	Total	Dick’s Sporting Goods	Golf Galaxy	Total
Beginning stores	480	81	561	444	81	525
Q1 New stores	6	-	6	3	-	3
Ending stores	486	81	567	447	81	528

Remodeled stores	-	-	-	-	-	-
Relocated stores	1	-	1	-	-	-

The following table presents for the periods indicated selected items in the unaudited consolidated statements of income as a percentage of the Company’s net sales, as well as the basis point change in the percentage of net sales from the prior year’s period.  In addition, other selected data is provided to facilitate a further understanding of our business.  This table should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited consolidated financial statements and related notes thereto.

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	April 28,	April 30,	from Prior Year
	2012 (A)	2011 (A)	2011-2012 (A)

Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.21	70.33	(112)
Gross profit	30.79	29.67	112
Selling, general and administrative expenses (3)	23.10	23.68	(58)
Pre-opening expenses (4)	0.21	0.20	1
Income from operations	7.47	5.79	168
Interest expense (5)	0.27	0.31	(4)
Other income (6)	(0.15)	(0.10)	(5)
Income before income taxes	7.35	5.57	178
Provision for income taxes	2.89	2.21	68
Net income	4.46%	3.37%	109

Other Data:
Consolidated same store sales increase (7)	8.4%	2.1%
Number of stores at end of period	567	528
Total square feet at end of period	27,856,605	26,054,334

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

(5)             Interest expense primarily includes rent payments under the Company’s financing lease obligation for its corporate headquarters building.

(6)             Results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

(7)    Stores are included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations.  Stores that were closed or relocated during the applicable period have been excluded from same store sales.  Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location.  The Company’s e-commerce business is included in the same store sales calculation.

13 Weeks Ended April 28, 2012 Compared to the 13 Weeks Ended April 30, 2011

Net Income

The Company reported net income of $57.2 million for the current quarter, or $0.45 per diluted share, compared to net income of $37.5 million, or $0.30 per diluted share, for the 13 weeks ended April 30, 2011.

Net Sales

Net sales for the current quarter increased 15% to $1.3 billion, due primarily to an 8.4% increase in consolidated same store sales and the growth of our store network.  The 8.4% consolidated same store sales increase consisted of a 7.3% increase at Dick’s Sporting Goods stores, a 12.6% increase at Golf Galaxy and a 33.4% increase in the Company’s e-commerce business.  The inclusion of the e-commerce business resulted in an increase of approximately 66 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended April 28, 2012, compared to 53 basis points for the 13 weeks ended April 30, 2011.

The increase in consolidated same store sales was broad-based, with larger increases in golf, team sports, athletic apparel and athletic footwear, partially offset by a decrease in the fitness category.  The same store sales increase was attributable to an increase in transactions of approximately 3.3% and an increase of approximately 4.0% in sales per transaction at Dick’s stores.  Every 1% change in same store sales would have impacted earnings before income taxes for the current quarter by approximately $4 million.

Income from Operations

Income from operations increased to $95.7 million for the current quarter from $64.4 million for the 13 weeks ended April 30, 2011.  The increase was primarily due to a $64.2 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $32.4 million.

Gross profit increased approximately 19% to $394.6 million for the current quarter from $330.4 million for the 13 weeks ended April 30, 2011.  The 112 basis point increase is due primarily to a 125 basis point decrease in fixed occupancy costs resulting primarily from the leverage on the increase in sales compared to last year’s first quarter.  Merchandise margin slightly decreased by 8 basis points due to the clearance of select cold weather related product and to a lesser degree, the clearance of fitness equipment.  Every 10 basis point change in merchandise margin would have impacted the current quarter earnings before income taxes by approximately $1.3 million.

Selling, general and administrative expenses increased approximately 12% to $296.1 million for the current quarter from $263.7 million for the 13 weeks ended April 30, 2011.  Selling, general and administrative expenses decreased as a percentage of net sales by 58 basis points due primarily to a 53 basis point decrease in store payroll expenses resulting from managing the increase in store payroll levels to a lower percentage than the sales increase for the period and a 9 basis point decrease in advertising expenses resulting from leverage on the increase in sales.

Pre-opening expenses increased to $2.7 million for the quarter from $2.3 million for the 13 weeks ended April 30, 2011.  Pre-opening expenses were for the opening of six new Dick’s stores during the quarter as compared to three new Dick’s stores during last year’s first quarter.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Interest Expense

Interest expense was $3.4 million for the current quarter and $3.5 million for the 13 weeks ended April 30, 2011. Interest expense for the 13 weeks ended April 28, 2012 includes $2.7 million related to rent payments under the Company’s financing lease for its corporate headquarters building.

Income Taxes

The Company’s effective tax rate was 39.3% for the 13 weeks ended April 28, 2012 as compared to 39.6% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company’s liquidity and capital needs have generally been met by cash from operating activities.  Net cash used in operating activities for the 13 weeks ended April 28, 2012 was $17.8 million compared to $14.5 million for the 13 weeks ended April 30, 2011.  The Company also maintains a revolving credit facility in the event that additional liquidity is necessary to finance seasonal inventory procurement or other strategic business initiatives.  Apart from letters of credit, the Company did not borrow amounts under its current or prior credit facility in the periods presented.  Net cash from operating, investing and financing activities are discussed further below.

The Company’s Credit Agreement provides for a $500 million revolving credit facility, including up to $100 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million in borrowing availability to the extent that existing or new lenders agree to provide such additional revolving commitments.

The Credit Agreement, which matures on December 5, 2016, is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts and other personal property of the Company and is guaranteed by the Company’s domestic subsidiaries.

The interest rates per annum applicable to loans under the Credit Agreement will be, at the Company’s option, equal to a base rate or an adjusted LIBOR rate plus an applicable margin percentage.  The applicable margin percentage for base rate loans is 0.20% to 0.50% and for adjusted LIBOR rate loans is 1.20% to 1.50%, depending on the borrowing availability of the Company.

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company’s assets.  In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base.

There were no outstanding borrowings under the Credit Agreement as of April 28, 2012 or January 28, 2012.  As of April 28, 2012 and January 28, 2012, total remaining borrowing capacity, after subtracting letters of credit, was $479.6 million and $478.8 million, respectively.

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

Store and distribution infrastructure - The Company currently plans to open approximately 40 new Dick’s stores and reposition two Golf Galaxy stores during fiscal 2012, all of which the Company plans to lease.  Additionally, the Company will continue construction of its 624,000 square foot distribution center in Goodyear, Arizona during fiscal 2012.  The distribution center is currently expected to be operational in January 2013 and is expected to increase the Company’s total distribution capacity to approximately 750 stores.

Share repurchases - On January 11, 2012, the Board authorized a one-year share repurchase program of up to $200 million of the Company’s common stock.  During the 13 weeks ended April 28, 2012, the Company repurchased 2.1 million shares of its common stock for $103.9 million.  The Company financed the repurchase program from cash on hand.

Strategic investments - On April 27, 2012, the Company closed on its previously announced £20 million strategic investment in JJB. Under the terms of the agreement, the Company purchased £18.75 million in junior secured convertible notes and 12.5 million ordinary shares of JJB for £1.25 million, for a total investment of $32.0 million.  Additionally, on April 4, 2012, the Company announced that it completed the purchase of the intellectual property rights to the Top-Flite brand from Callaway Golf Company (NYSE: ELY) for $20.0 million, adding to its portfolio of exclusive offerings. The intellectual property rights acquired include all Top-Flite trademarks and service marks world-wide.

Events subsequent to quarter-end

Corporate headquarters - On May 7, 2012, the Company purchased its corporate headquarters building for $133.4 million, which includes closing costs.  The Company financed this purchase with cash on hand.

Share repurchases - The Company completed its previously announced share repurchase program on May 14, 2012, repurchasing approximately 2.0 million shares of its common stock for $94.9 million subsequent to April 28, 2012.  In total, the Company repurchased 4.1 million shares of its common stock for $200 million.  The Company financed the repurchase program from cash on hand.

Dividends - The Company’s Board currently intends to continue quarterly cash dividend payments in the future, and on May 14, 2012, the Board declared a quarterly cash dividend of $0.125 per share to be paid on June 29, 2012 to stockholders of record on June 1, 2012.  The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2012.  Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	April 28,	April 30,
	2012	2011

Net cash used in operating activities	$(17,770)	$(14,455)
Net cash used in investing activities	(98,447)	(34,604)
Net cash (used in) provided by financing activities	(97,225)	35,510
Effect of exchange rate changes on cash and cash equivalents	7	22
Net decrease in cash and cash equivalents	$(213,435)	$(13,527)

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

Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes, stock-based compensation expense, tax benefits on stock options as well as non-cash gains and losses on the disposal of the Company’s assets.  Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable, income taxes payable/receivable as well as other working capital changes.

Cash used in operating activities increased $3.3 million in the current quarter.  The increase in cash used in operating activities is due primarily to decreases in operating assets and liabilities of $15.6 million and a $7.4 million decrease in non-cash items, partially offset by the $19.7 million increase in net income.  The decrease in operating assets and liabilities year-over-year is primarily due to the following:

¡                  Inventories increased $28.8 million, while accounts payable decreased by $12.7 million ($41.5 million decrease).  Inventory per square foot increased 6.6%, which reflects the impact of higher levels of outerwear and cold weather merchandise due to the unseasonably warm winter season as well as investments in e-commerce inventory levels.

¡                  Changes in accrued expenses increased $19.3 million compared to last year.  The change is primarily due to higher employee-related liabilities and additional retirement plan Company matching contributions from the end of fiscal 2010 that were subsequently paid in the last years’ quarter compared to those balances accrued at the end of fiscal 2011 and subsequently paid in the current quarter.

Investing Activities

Cash used in investing activities for the 13 weeks ended April 28, 2012 increased by $63.8 million to $98.4 million.  The Company’s gross capital expenditures were $41.3 million during the current quarter compared to $32.6 million during the 13 weeks ended April 30, 2011, which related primarily to the opening of new stores, continued construction of the Company’s new distribution center in Goodyear, Arizona and investment in existing store locations and information systems.  The Company opened six stores during the 13 weeks ended April 28, 2012 as compared to opening three stores during the 13 weeks ended April 30, 2011.  The current quarter also reflects the Company’s $32.0 million investment in JJB and the Company’s $20.0 million purchase of the Top-Flite brand.

Financing Activities

Cash used in financing activities for the 13 weeks ended April 28, 2012 totaled $97.2 million, compared to $35.5 million of cash provided in the same period of fiscal 2011.  The decrease in cash provided primarily reflects the impact of the Company’s stockholder return initiatives, including its share repurchase program and cash dividend payment.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

The Company’s off-balance sheet contractual obligations and commercial commitments as of April 28, 2012 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit.  The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

During the first quarter of fiscal 2012, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (April 28, 2012).

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2012 as filed with the Securities and Exchange Commission on March 16, 2012, which could materially affect our business, financial condition, financial results or future performance.  Reference is also made to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this report, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program

January 29, 2012 to February 25, 2012	850	(a)	$43.19	-	$198,776,016
February 26, 2012 to March 31, 2012	108,916	(a)	$47.27	-	$198,776,016
April 1, 2012 to April 28, 2012	2,102,600		$49.39	2,102,600	$94,918,668
Total	2,212,366		$49.28	2,102,600

(a)                   Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

The Company completed its previously announced share repurchase program on May 14, 2012, repurchasing approximately 2.0 million shares of its common stock for $94.9 million subsequent to April 28, 2012.  In total, the Company repurchased 4.1 million shares of its common stock for $200 million.  The Company financed the repurchase program from cash on hand.

ITEM 6.  EXHIBITS

(a) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on page 21 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 24, 2012 on its behalf by the undersigned, thereunto duly authorized.

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

31.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 24, 2012 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of May 24, 2012 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 24, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of May 24, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income - Unaudited, (ii) the Consolidated Statements of Comprehensive Income – Unaudited, (iii) the Consolidated Balance Sheets – Unaudited, (iv) the Consolidated Statements of Changes in Stockholders’ Equity – Unaudited, (v) the Consolidated Statements of Cash Flows – Unaudited, and (vi) related notes to these unaudited consolidated financial statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.