Form 10-Q
period 2012-07-28
DICKS SPORTING GOODS INC
filed 2012-08-23
CIK 1089063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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
Yes  No

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 19, 2012, was 96,448,892 and 24,960,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

Net sales	$1,437,041	$1,306,695	$2,718,745	$2,420,544
Cost of goods sold, including occupancy and distribution costs	989,261	905,620	1,876,358	1,689,026
GROSS PROFIT	447,780	401,075	842,387	731,518
Selling, general and administrative expenses	310,864	285,729	606,995	549,465
Pre-opening expenses	2,276	3,655	5,017	5,921
INCOME FROM OPERATIONS	134,640	111,691	230,375	176,132
Impairment of available-for-sale investments	32,370	-	32,370	-
Gain on sale of investment	-	(13,900)	-	(13,900)
Interest expense	1,000	3,480	4,449	6,964
Other expense (income)	54	517	(1,811)	(591)
INCOME BEFORE INCOME TAXES	101,216	121,594	195,367	183,659
Provision for income taxes	47,553	47,746	84,547	72,313
NET INCOME	$53,663	$73,848	$110,820	$111,346

EARNINGS PER COMMON SHARE:
Basic	$0.45	$0.61	$0.92	$0.93
Diluted	$0.43	$0.59	$0.88	$0.89

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	119,928	120,207	120,721	119,784
Diluted	124,533	125,836	125,768	125,602

Cash dividend declared per share	$0.125	$-	$0.250	$-

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

NET INCOME	$53,663	$73,848	$110,820	$111,346
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on securities available-for-sale, net of tax	(31,250)	105	(27,636)	2,119
Reclassification adjustment for impairment of securities available-for-sale, net of tax	27,636	-	27,636	-
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of tax	-	(8,738)	-	(8,738)
Foreign currency translation adjustment, net of tax	(19)	7	(12)	29
COMPREHENSIVE INCOME	$50,030	$65,222	$110,808	$104,756

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	July 28,	January 28,
	2012	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$350,404	$734,402
Accounts receivable, net	53,704	38,338
Income taxes receivable	7,845	4,113
Inventories, net	1,134,594	1,014,997
Prepaid expenses and other current assets	67,071	64,213
Deferred income taxes	27,689	12,330
Total current assets	1,641,307	1,868,393

Property and equipment, net	817,427	775,896
Construction in progress - leased facilities	10,207	2,138
Intangible assets, net	75,061	50,490
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	8,196	12,566
Other	110,148	86,375
Total other assets	118,344	98,941
TOTAL ASSETS	$2,862,940	$2,996,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$561,161	$510,398
Accrued expenses	275,158	264,073
Deferred revenue and other liabilities	101,437	128,765
Income taxes payable	-	29,484
Current portion of other long-term debt and leasing obligations	8,579	7,426
Total current liabilities	946,335	940,146
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	14,407	151,596
Non-cash obligations for construction in progress - leased facilities	10,207	2,138
Deferred revenue and other liabilities	279,927	269,827
Total long-term liabilities	304,541	423,561
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	959	964
Class B common stock	250	250
Additional paid-in capital	797,620	699,766
Retained earnings	1,013,087	932,871
Accumulated other comprehensive income	106	118
Treasury stock	(199,958)	(1,224)
Total stockholders’ equity	1,612,064	1,632,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,862,940	$2,996,452

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  - UNAUDITED

(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total

BALANCE, January 28, 2012	96,373,002	$964	24,960,870	$250	$699,766	$932,871	$118	$(1,224)	$1,632,745
Exercise of stock options	3,261,110	33	-	-	44,906	-	-	-	44,939
Restricted stock vested	361,853	3	-	-	(3)	-	-	-	-
Minimum tax withholding requirements	(110,806)	(1)	-	-	(5,236)	-	-	-	(5,237)
Net income	-	-	-	-	-	110,820	-	-	110,820
Stock-based compensation	-	-	-	-	15,207	-	-	-	15,207
Total tax benefit from exercise of stock options	-	-	-	-	42,980	-	-	-	42,980
Foreign currency translation adjustment, net of taxes of $7	-	-	-	-	-	-	(12)	-	(12)
Unrealized loss on securities available-for-sale, net of taxes of $4,734	-	-	-	-	-	-	(27,636)	-	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of taxes of $4,734	-	-	-	-	-	-	27,636	-	27,636
Purchase of shares for treasury	(4,023,900)	(40)	-	-	-	-	-	(198,734)	(198,774)
Cash dividend declared	-	-	-	-	-	(30,604)	-	-	(30,604)
BALANCE, July 28, 2012	95,861,259	$959	24,960,870	$250	$797,620	$1,013,087	$106	$(199,958)	$1,612,064

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	26 Weeks Ended
	July 28,	July 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,820	$111,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,100	55,316
Impairment of available-for-sale investments	32,370	-
Deferred income taxes	(10,989)	8,393
Stock-based compensation	15,207	13,326
Excess tax benefit from exercise of stock options	(39,863)	(12,795)
Tax benefit from exercise of stock options	3,141	231
Other non-cash items	(84)	761
Gain on sale of investment	-	(13,900)
Changes in assets and liabilities:
Accounts receivable	(13,228)	(13,180)
Inventories	(119,597)	(129,966)
Prepaid expenses and other assets	(688)	(5,415)
Accounts payable	41,925	103,656
Accrued expenses	1,369	(16,363)
Income taxes payable / receivable	6,623	44,030
Deferred construction allowances	12,191	12,687
Deferred revenue and other liabilities	(30,317)	(32,149)

Net cash provided by operating activities	66,980	125,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95,158)	(85,600)
Purchase of JJB Sports convertible notes and equity securities	(31,986)	-
Proceeds from sale of investment	-	14,140
Proceeds from sale-leaseback transactions	-	3,073
Deposits and purchases of other assets	(44,408)	(8,045)

Net cash used in investing activities	(171,552)	(76,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(138,611)	(487)
Construction allowance receipts	-	-
Proceeds from exercise of stock options	44,939	18,994
Excess tax benefit from exercise of stock options	39,863	12,795
Minimum tax withholding requirements	(5,237)	(3,455)
Cash paid for treasury stock	(198,774)	-
Cash dividend paid to stockholders	(30,417)	-
Increase in bank overdraft	8,823	2,941

Net cash (used in) provided by financing activities	(279,414)	30,788

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12)	29

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(383,998)	80,363

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,402	546,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,404	$626,415

Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$10,207	$-
Accrued property and equipment	$35,213	$21,536
Cash paid for interest	$851	$6,205
Cash paid for income taxes	$92,375	$19,173

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is an authentic full-line sporting goods retailer selling sporting goods equipment, apparel and footwear through its 490 Dick’s stores and 81 Golf Galaxy stores as of July 28, 2012, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains eCommerce operations for both Dick’s and Golf Galaxy.  Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s”, “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2012 as filed with the Securities and Exchange Commission on March 16, 2012.  Operating results for the 13 and 26 weeks ended July 28, 2012 are not necessarily indicative of the results that may be expected for the year ending February 2, 2013 or any other period.

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

Recently Issued Accounting Pronouncement

Indefinite-Lived Intangible Asset Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired.  An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.”  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the activity in 2012 and 2011 (in thousands):

	26 Weeks Ended
	July 28,	July 30,
	2012	2011

Accrued store closing and relocation reserves, beginning of period	$36,121	$46,918
Expense charged to earnings	-	-
Cash payments	(3,068)	(7,356)
Interest accretion and other changes in assumptions	1,988	1,145
Accrued store closing and relocation reserves, end of period	35,041	40,707
Less: current portion of accrued store closing and relocation reserves	(7,897)	(9,265)
Long-term portion of accrued store closing and relocation reserves	$27,144	$31,442

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net income	$53,663	$73,848	$110,820	$111,346
Weighted average common shares outstanding (for basic calculation)	119,928	120,207	120,721	119,784
Dilutive effect of stock-based awards	4,605	5,629	5,047	5,818
Weighted average common shares outstanding (for diluted calculation)	124,533	125,836	125,768	125,602

Earnings per common share - basic	$0.45	$0.61	$0.92	$0.93
Earnings per common share - diluted	$0.43	$0.59	$0.88	$0.89

For the 13 weeks ended July 28, 2012 and July 30, 2011, 1.1 million and 0.6 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.  For the 26 weeks ended July 28, 2012 and July 30, 2011, 1.0 million and 0.5 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

4.  Investment in JJB Sports

On April 27, 2012, the Company invested an aggregate of £20 million in JJB Sports, plc (“JJB Sports”), consisting of junior secured convertible notes (“Convertible Notes”) in the principal amount of £18.75 million and 12.5 million ordinary shares of JJB Sports for £1.25 million, for a total cash outlay of $32.0 million.  The Convertible Notes are convertible for ordinary shares of JJB Sports and will, if not converted earlier, mature on April 27, 2015.  The Company classified its investments in JJB Sports as available-for-sale investments, which have been recorded at fair value.  The investments were recorded within long-term other assets on the unaudited Consolidated Balance Sheet.

The Convertible Notes bear a variable interest rate of LIBOR plus a 5% margin, compounded monthly.  The interest rate is equal to the interest rate of JJB Sports’ senior credit facility.  Interest will accrue and be paid at maturity or will be converted into ordinary shares of JJB Sports upon conversion of the Convertible Notes.  Unless previously purchased and cancelled, redeemed or converted, the Convertible Notes, and all accrued interest thereon, will be redeemed by JJB Sports on the maturity date.

The Company has the right to convert the Convertible Notes, and all accrued interest, in whole or in portions of no less than £5 million, at any time after April 27, 2013, into ordinary shares of JJB Sports.  The Company also has the right to require JJB Sports to convert the Convertible Notes, and all accrued interest, in whole or portions of no less than £5 million, before April 27, 2013, or JJB Sports may redeem the Convertible Notes before the maturity date, in certain limited circumstances (including, for example, if JJB Sports suffers certain insolvency-related events, disposes of all or substantially all of its assets or business, if there occurs an event of default under the Convertible Loan Note Instrument, or a general takeover offer for JJB Sports’ ordinary shares is made). JJB Sports may require the Company to convert the Convertible Notes after January 26, 2014, and all accrued interest thereon, in whole or in portions of no less than £5 million in the event JJB Sports exceeds earnings before interest, taxes, depreciation and amortization of £25 million on a trailing 12-month basis.

The principal and accrued interest of the Convertible Notes will convert into a percentage of JJB Sports’ then outstanding share capital based on a conversion price of £0.067 per ordinary share for the aggregate principal amount to be converted and a conversion price of £0.10 per ordinary share for the accrued interest on the Convertible Notes to be converted.

The Convertible Notes are secured by a second ranking security over all of the assets of JJB Sports and certain subsidiaries. The rights of the Company in respect of the security are regulated pursuant to an intercreditor agreement entered into with JJB Sports’ senior lenders.

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

Based upon macroeconomic factors and weather conditions impacting the United Kingdom as well as the financial performance of JJB Sports, subsequent to the date we funded our investment, the Company assessed its investment in JJB Sports for impairment during the fiscal quarter ended July 28, 2012.  Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of credit losses represents the difference between the present value of cash flows expected to be collected on such securities and the amortized cost.  Based on the Company’s assessment, which contemplated probability weighted future expected cash flows and the credit quality of the underlying collateral, the Company recorded an other-than-temporary impairment charge of $30.4 million on the Convertible Notes during the 13 weeks ended July 28, 2012 within the unaudited Consolidated Statement of Income.  Additionally, with consideration given to the aforementioned assessment, the Company recorded an other-than-temporary impairment charge of $2.0 million on its available-for-sale equity securities in JJB Sports stock during the 13 weeks ended July 28, 2012 within the unaudited Consolidated Statement of Income, fully impairing the carrying value of its investment as of July 28, 2012.

The Company’s initial fair value of its investment in the Convertible Notes was determined using a binomial lattice model with Level 2 inputs, including JJB Sports’ stock price, the expected stock price volatility, the interest rate on the Convertible Notes, the risk-free interest rate based upon appropriate government yield curves and option-adjusted spreads for comparable securities.  Due to the use of discounted expected future cash flows to derive the fair value of the Convertible Notes, the Company has reclassified its investment as a Level 3 investment (see Note 5) during the current fiscal quarter.

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

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:       Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of July 28, 2012 and January 28, 2012 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of July 28, 2012
Assets:
Deferred compensation plan assets held in trust	$33,339	$-	$-
Total assets	$33,339	$-	$-
As of January 28, 2012
Assets:
Deferred compensation plan assets held in trust	$27,102	$-	$-
Total assets	$27,102	$-	$-

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both July 28, 2012 and January 28, 2012.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments.  There were no transfers between Level 1 and 2 during the 26 weeks ended July 28, 2012.  The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	13 Weeks Ended	26 Weeks Ended
	July 28,	July 28,
	2012	2012
Beginning balance	$-	$-

Transfers in (see Note 4)	32,370	32,370

Total realized losses included in net income	(32,370)	(32,370)

Ending balance	$-	$-

Realized losses are included within impairment of available-for-sale investments on the unaudited Consolidated Statements of Income.

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

7. Store Support Center Purchase

On May 7, 2012, the Company purchased the Store Support Center, its corporate headquarters building for $133.4 million, including closing costs, pursuant to a purchase option included in its pre-existing lease agreement.  Due to the Company’s purchase option under the lease agreement, the transaction was recorded as a financing lease in accordance with GAAP and the debt obligation recognized by the Company represented our obligation to the lessor upon exercise of the purchase option.  Accordingly, the Company’s payment to purchase its corporate headquarters building is reflected as an extinguishment of its pre-existing financing lease obligation in the current period.  The Company funded the purchase of the building from cash on hand.

8. Income Taxes

The Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset recorded relating to a $32.4 million net capital loss carry-forward resulting from the impairment of its investment in JJB Sports, as the Company does not believe that it is “more likely than not” that the Company will generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

9. Subsequent Events

On August 1, 2012, the Company agreed to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for approximately $25 million.  These assets will be recorded as indefinite-lived intangible assets, which will not be amortized.

On August 13, 2012, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on September 28, 2012 to stockholders of record as of the close of business on August 31, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control.  Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.  Investors should not place undue reliance on forward-looking statements as a prediction of actual results.  You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”,  “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings.  Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other “forward-looking” information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, eCommerce and operations, inventory, private brand products, or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:

▪      Our business is dependent on the general economic conditions in our markets and the ongoing economic and financial downturn may cause a decline in consumer spending that may adversely affect the Company’s business, operations, liquidity, financial results and stock price;

▪      Our quarterly operating results and same store sales may fluctuate substantially;

▪      Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪      The intense competition in the sporting goods industry;

▪      Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our stores, or our inability to open new stores on a timely basis or otherwise expand successfully in new or existing markets;

▪      Changes in consumer demand or shopping patterns;

▪      Unauthorized disclosure of sensitive, personal or confidential customer information;

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

▪      Currency exchange rate fluctuations;

▪      Costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to labor, employment and the sale of consumer products;

▪      Our ability to secure and protect our trademarks, patents and other intellectual property;

▪      Risks relating to operating as an omni-channel retailer, including the impact of rapid technological change, internet security and privacy issues, the threat of systems failure or inadequacy, increased or changing governmental regulation and increased competition;

▪      Disruption of or other problems with the services provided by our third-party service provider for our eCommerce website or our information systems;

▪      Any serious disruption at our distribution facilities;

▪      The seasonality of our business;

▪      Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪      Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

▪      Our ability to meet our labor needs;

▪      We are controlled by our Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪      Potential volatility in our stock price;

▪      Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

▪      Impairment in the carrying value of goodwill or other acquired intangibles;

▪      Our current intention to declare and pay quarterly cash dividends; and

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

As of July 28, 2012, we operated 490 Dick’s stores in 44 states and 81 Golf Galaxy stores in 30 states, with approximately 28.1 million square feet in 44 states on a consolidated basis, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains eCommerce operations for both Dick’s and Golf Galaxy.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 392 stores as of August 4, 2007 to 571 stores as of July 28, 2012, reflecting both organic growth and acquisitions.  The Company continues to expand its presence through the opening of new stores and believes it has the potential to reach approximately 900 Dick’s locations across the United States.

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•                  Consolidated same store sales performance – For the 26 weeks ended July 28, 2012, the Company’s consolidated same store sales increased 5.9% compared to a 2.3% increase during the same period in fiscal 2011.  The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion program.

•                  Operating cash flow – Net cash provided by operations totaled $67.0 million in the 26 weeks ended July 28, 2012, while the Company generated $126.0 million during the same period in fiscal 2011.  We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein.  The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations.  Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases.

•                  Quality of merchandise offerings – To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level.  This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving product mix, merchandise flow and establishing appropriate price points to minimize markdowns.

•                  Store productivity – To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.  New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company’s critical accounting policies during the period ended July 28, 2012.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪      Net income for the current quarter decreased 27% to $53.7 million, or $0.43 per diluted share, as compared to net income of $73.8 million, or $0.59 per diluted share, for the 13 weeks ended July 30, 2011.

▪     Net income for the 13 weeks ended July 28, 2012 includes a charge of $27.6 million, net of tax, or $0.22 per diluted share related to the Company’s impairment of its investment in JJB Sports plc (“JJB Sports”).

▪     Net income for the 13 weeks ended July 30, 2011 included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share.

▪      Net sales increased 10% to $1.4 billion in the current quarter due primarily to growth of our store network and a 3.8% increase in consolidated same store sales.

▪      Gross profit increased 47 basis points to 31.16% as a percentage of net sales for the 13 weeks ended July 28, 2012 due primarily to leverage of fixed occupancy costs on the increase in sales and merchandise margin expansion, partially offset by an increase in freight and distribution expenses resulting from a higher year-over-year mix of eCommerce sales.

▪      In the current quarter, the Company:

▪                   Declared and paid a quarterly cash dividend of $0.125 per share.

▪                   Purchased its corporate headquarters building for $133.4 million, which includes closing costs.  The Company funded the purchase with cash on hand.

▪                   Completed its previously announced share repurchase program on May 14, 2012, repurchasing approximately 1.9 million shares of its common stock for $94.9 million during the current quarter.  In total, the Company repurchased 4.1 million shares of its common stock for approximately $200 million.  The Company funded the repurchase program from cash on hand.

▪                   Fully impaired its investment in JJB Sports, resulting in a pre-tax impairment charge of $32.4 million.

▪      We ended the second quarter with no outstanding borrowings under our current credit agreement (the “Credit Agreement”).

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	26 Weeks Ended			26 Weeks Ended
	July 28, 2012			July 30, 2011

	Dick’s Sporting Goods	Golf Galaxy	Total	Dick’s Sporting Goods	Golf Galaxy	Total
Beginning stores	480	81	561	444	81	525

Q1 New stores	6	-	6	3	-	3

Q2 New stores	4	-	4	8	-	8

Closed stores	-	-	-	-	-	-
Ending stores	490	81	571	455	81	536

Remodeled stores	-	-	-	1	-	1
Relocated stores	1	-	1	-	1	1

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	July 28,	July 30,	from Prior Year
	2012 (A)	2011 (A)	2011-2012 (A)

Net sales (1)	100.00%	100.00%	N/A

Cost of goods sold, including occupancy and distribution costs (2)	68.84	69.31	(47)

Gross profit	31.16	30.69	47

Selling, general and administrative expenses (3)	21.63	21.87	(24)

Pre-opening expenses (4)	0.16	0.28	(12)

Income from operations	9.37	8.55	82

Impairment of available-for-sale investments (5)	2.25	-	225

Gain on sale of investment (5)	-	(1.06)	106

Interest expense (6)	0.07	0.27	(20)

Other expenses (7)	0.00	0.04	(4)

Income before income taxes	7.04	9.31	(227)

Provision for income taxes	3.31	3.65	(34)

Net income	3.73%	5.65%	(192)

Other Data:

Consolidated same store sales increase (8)	3.8%	2.5%

Number of stores at end of period	571	536

Total square feet at end of period	28,053,986	26,462,285

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	26 Weeks Ended		Net Sales
	July 28,	July 30,	from Prior Year
	2012	2011 (A)	2011-2012 (A)

Net sales (1)	100.00%	100.00%	N/A

Cost of goods sold, including occupancy and distribution costs (2)	69.02	69.78	(76)

Gross profit	30.98	30.22	76

Selling, general and administrative expenses (3)	22.33	22.70	(37)

Pre-opening expenses (4)	0.18	0.24	(6)

Income from operations	8.47	7.28	119

Impairment of available-for-sale investments (5)	1.19	-	119

Gain on sale of investment (5)	-	(0.57)	57

Interest expense (6)	0.16	0.29	(13)

Other income (7)	(0.07)	(0.02)	(5)

Income before income taxes	7.19	7.59	(40)

Provision for income taxes	3.11	2.99	12

Net income	4.08%	4.60%	(52)

Other Data:

Consolidated same store sales increase (8)	5.9%	2.3%

Number of stores at end of period	571	536

Total square feet at end of period	28,053,986	26,462,285

(A)  Column does not add due to rounding.

(1)  Revenue from retail sales is recognized at the point of sale, net of sales tax.  Revenue from eCommerce sales is recognized upon shipment of merchandise and any service related revenue is recognized primarily as the services are performed.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.  Revenue from gift cards and returned merchandise credits (collectively the “cards”) are deferred and recognized upon the redemption of the cards.  These cards have no expiration date.  Income from unredeemed cards is recognized in the unaudited consolidated statements of income in selling, general and administrative expenses at the point at which redemption becomes remote.  The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

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

(5)  Impairment of available-for-sale investments reflects the Company’s impairment of its investment in JJB Sports.  Gain on sale of available-for-sale securities resulted from the sale of the Company’s investment in GSI Commerce, Inc.

(6)  Interest expense primarily includes rent payments under the Company’s financing lease obligation for its corporate headquarters building, which the Company purchased on May 7, 2012.

(7)  Results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

(8)  Stores are included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations.  Stores that were closed or relocated during the applicable period have been excluded from same store sales.

Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location.  The Company’s eCommerce business is included in the same store sales calculation.

13 Weeks Ended July 28, 2012 Compared to the 13 Weeks Ended July 30, 2011

Net Income

The Company reported net income of $53.7 million for the current quarter, or $0.43 per diluted share, compared to net income of $73.8 million, or $0.59 per diluted share, for the 13 weeks ended July 30, 2011.  Net income for the 13 weeks ended July 28, 2012 includes a charge of $27.6 million, net of tax, or $0.22 per diluted share related to the Company’s impairment of its investment in JJB Sports.  Net income for the 13 weeks ended July 30, 2011, includes a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share.

Net Sales

Net sales for the current quarter increased 10% to $1.4 billion, due primarily to the growth of our store network and the 3.8% increase in consolidated same store sales.  The 3.8% consolidated same store sales increase consisted of a 2.9% increase at Dick’s Sporting Goods stores, a 4.4% increase at Golf Galaxy and a 34.6% increase in the Company’s eCommerce business.  The inclusion of the eCommerce business resulted in an increase of approximately 75 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended July 28, 2012, compared to 58 basis points for the 13 weeks ended July 30, 2011.

The increase in consolidated same store sales was broad-based, with larger increases in athletic apparel, athletic footwear and hunting categories.  The same store sales increase in the Dick’s Sporting Goods stores was attributable to an increase of approximately 4.0% in sales per transaction, partially offset by a 1.1% decrease in transactions.  Every 1% change in same store sales would have impacted earnings before income taxes for the current quarter by approximately $4 million.

Income from Operations

Income from operations increased to $134.6 million for the current quarter from $111.7 million for the 13 weeks ended July 30, 2011.  The increase was primarily due to a $46.7 million increase in gross profit, partially offset by a $25.1 million increase in selling, general and administrative expenses.

Gross profit increased approximately 12% to $447.8 million for the current quarter from $401.1 million for the 13 weeks ended July 30, 2011.  The 47 basis point increase is due primarily to a 37 basis point decrease in fixed occupancy costs resulting primarily from the leverage on the increase in sales compared to last year’s second quarter and merchandise margin expansion of 29 basis points, partially offset by a 19 basis point increase in freight and distribution expenses resulting from a higher year-over-year mix of eCommerce sales.  Every 10 basis point change in merchandise margin would have impacted the earnings before income taxes for the current quarter by approximately $1.4 million.

Selling, general and administrative expenses increased approximately 9% to $310.9 million for the current quarter from $285.7 million for the 13 weeks ended July 30, 2011, but decreased as a percentage of net sales by 24 basis points.  Advertising expenses decreased as a percentage of net sales by 45 basis points resulting from leverage on the increase in sales coupled with a shift in the timing of a Company sponsored professional golf event, which will occur during the Company’s third fiscal quarter this year.  This was partially offset by an increase in administrative expenses as a percentage of net sales, resulting from payroll increases relative to sales and a contribution to the Dick’s Sporting Goods Foundation.

Pre-opening expenses decreased to $2.3 million for the quarter from $3.7 million for the 13 weeks ended July 30, 2011.  Pre-opening expenses were for the opening of four new Dick’s stores during the quarter as compared to eight new Dick’s stores during last year’s second quarter.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in the second quarter ended July 30, 2011 resulting from the sale of the Company’s investment in GSI Commerce, Inc., the Company’s eCommerce service provider.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments was $32.4 million in the second quarter ended July 28, 2012 resulting from the full impairment of the Company’s investment in JJB Sports, as further described in Note 4 to the unaudited consolidated financial statements.

Interest Expense

Interest expense was $1.0 million for the current quarter and $3.5 million for the 13 weeks ended July 30, 2011. Interest expense includes rent payments under the Company’s financing lease for its corporate headquarters building for the 13 weeks ended July 28, 2012 and July 30, 2011 of $0.2 million and $2.7 million, respectively.  The decrease in interest expense reflects the Company’s purchase of its corporate headquarters building on May 7, 2012, as further described in Note 7 to the unaudited consolidated financial statements.

Income Taxes

The Company’s effective tax rate was 46.98% for the 13 weeks ended July 28, 2012 as compared to 39.27% for the same period last year.  The Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset recorded relating to a $32.4 million net capital loss carry-forward resulting from the impairment of its investment in JJB Sports, as the Company does not believe that it is “more likely than not” that the Company will generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

26 Weeks Ended July 28, 2012 Compared to the 26 Weeks Ended July 30, 2011

Net Income

The Company reported net income of $110.8 million for the 26 weeks ended July 28, 2012, or $0.88 per diluted share, compared to net income of $111.3 million, or $0.89 per diluted share, for the 26 weeks ended July 30, 2011.  Net income for the 26 weeks ended July 28, 2012 includes a charge of $27.6 million, net of tax, or $0.22 per diluted share related to the Company’s impairment of its investment in JJB Sports.  Net income for the 26 weeks ended July 30, 2011, included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share.

Net Sales

Net sales for the period increased 12% to $2.7 billion, due primarily to the growth of our store network and a 5.9% increase in consolidated same store sales.  The 5.9% consolidated same store sales increase consisted of a 4.9% increase at Dick’s Sporting Goods stores, a 7.8% increase at Golf Galaxy and a 34.1% increase in the Company’s eCommerce business.  The inclusion of the eCommerce business resulted in an increase of approximately 71 basis points to the Company’s consolidated same store sales calculation for the 26 weeks ended July 28, 2012, compared to 56 basis points for the 26 weeks ended July 30, 2011.

The increase in consolidated same store sales was broad-based, with larger increases in golf, team sports, athletic apparel, athletic footwear and hunting, partially offset by a decrease in the fitness category.  The same store sales increase in the Dick’s Sporting Goods stores was attributable to an increase in transactions of approximately 1.0% and an increase of approximately 3.9% in sales per transaction.  Every 1% change in same store sales would have impacted earnings before income taxes for the period by approximately $8 million.

Income from Operations

Income from operations increased to $230.4 million for the current period from $176.1 million for the 26 weeks ended July 30, 2011.  The increase was primarily due to a $110.9 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $57.5 million.

Gross profit increased approximately 15% to $842.4 million for the current period from $731.5 million for the 26 weeks ended July 30, 2011.  The 76 basis point increase is due primarily to a 77 basis point decrease in fixed occupancy costs resulting primarily from the leverage on the increase in sales compared to last year’s period.  Every 10 basis point change in merchandise margin would have impacted the earnings before income taxes for the current quarter by approximately $2.7 million.

Selling, general and administrative expenses increased approximately 10% to $607.0 million for the period from $549.5 million for the 26 weeks ended July 30, 2011, but decreased as a percentage of net sales by 37 basis points.  Advertising expenses decreased as a percentage of net sales by 28 basis points resulting from leverage on the increase in sales coupled with a shift in the timing of a Company sponsored professional golf event, which will occur during the Company’s third fiscal quarter this year.

Store payroll expenses decreased as a percentage of net sales by 20 basis points from managing the increase in store payroll levels to a lower percentage than the sales increase for the current period.  These increases were partially offset by an increase in administrative expenses as a percentage of net sales, resulting from payroll increases relative to sales and charitable contributions made this fiscal year.

Pre-opening expenses decreased to $5.0 million for the period from $5.9 million for the 26 weeks ended July 30, 2011.  Pre-opening expenses were for the opening of ten new Dick’s stores during the period as compared to 11 new Dick’s stores during last year’s period.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in the second quarter ended July 30, 2011 resulting from the sale of the Company’s investment in GSI Commerce, Inc., the Company’s eCommerce service provider.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments was $32.4 million in the second quarter ended July 28, 2012 resulting from the full impairment of the Company’s investment in JJB Sports, as further described in Note 4 to the unaudited consolidated financial statements.

Interest Expense

Interest expense was $4.4 million for the current period and $7.0 million for the 26 weeks ended July 30, 2011. Interest expense includes rent payments under the Company’s financing lease for its corporate headquarters building for the 26 weeks ended July 28, 2012 and July 30, 2011 of $2.9 million and $5.3 million, respectively.  The decrease in interest expense reflects the Company’s purchase of its corporate headquarters building on May 7, 2012, as further described in Note 7 to the unaudited consolidated financial statements.

Income Taxes

The Company’s effective tax rate was 43.28% for the 26 weeks ended July 28, 2012 as compared to 39.37% for the same period last year.  The Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset recorded relating to a $32.4 million net capital loss carry-forward resulting from the impairment of its investment in JJB Sports, as the Company does not believe that it is “more likely than not” that the Company will generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company’s liquidity and capital needs have generally been met by cash from operating activities.  Net cash provided by operating activities for the 26 weeks ended July 28, 2012 was $67.0 million compared to $126.0 million for the 26 weeks ended July 30, 2011.  The Company also maintains a revolving credit facility in the event that additional liquidity is necessary to finance seasonal inventory procurement or other strategic business initiatives.  Apart from letters of credit, the Company did not borrow amounts under its current or prior credit facility in the periods presented.  Net cash from operating, investing and financing activities are discussed further below.

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

There were no outstanding borrowings under the Credit Agreement as of July 28, 2012 or January 28, 2012.  As of July 28, 2012 and January 28, 2012, total remaining borrowing capacity, after subtracting letters of credit, was $487.9 million and $478.8 million, respectively.

Normal capital requirements consist primarily of capital expenditures related to the addition of new stores, remodeling of existing stores, enhancing information technology and improving distribution infrastructure.  The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic.  The Company currently expects capital expenditures, net of deferred construction allowances and proceeds from sale-leaseback transactions, to be approximately $190 million in fiscal 2012.

Store and distribution infrastructure - The Company currently plans to open approximately 38 new Dick’s stores, relocate five Dick’s stores and reposition one Golf Galaxy store during fiscal 2012, all of which the Company plans to lease.  Additionally, the Company plans to continue construction of its 624,000 square foot distribution center in Goodyear, Arizona during fiscal 2012.  The distribution center is currently expected to be operational in January 2013 and is expected to increase the Company’s total distribution capacity to approximately 750 stores.

Share repurchases - On January 11, 2012, the Board authorized a one-year share repurchase program of up to $200 million of the Company’s common stock, which was completed on May 14, 2012.  During the 26 weeks ended July 28, 2012, the Company repurchased 4.0 million shares of its common stock for $198.8 million.

Strategic investments - On April 4, 2012, the Company announced that it completed the purchase of the intellectual property rights to the Top-Flite brand from Callaway Golf Company (NYSE: ELY) for $20.0 million, adding to the Company’s portfolio of exclusive offerings. The intellectual property rights acquired include all Top-Flite trademarks and service marks world-wide. Additionally, on April 27, 2012, the Company made a £20 million investment in JJB Sports. Under the terms of the JJB Sports agreement, the Company purchased £18.75 million in junior secured convertible notes and 12.5 million ordinary shares of JJB Sports for £1.25 million, for a total cash outlay of $32.0 million.

Corporate headquarters - On May 7, 2012, the Company purchased its corporate headquarters building for $133.4 million, which includes closing costs.  The Company financed this purchase with cash on hand.

Dividends - The Company’s Board currently intends to continue quarterly cash dividend payments in the future, and during the 26 weeks ended July 28, 2012, the Company paid $30.4 million of dividends to its stockholders.  The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Events Subsequent to Quarter-end

Dividend - On August 13, 2012, the Company’s Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company’s Common Stock and Class B Common Stock. The dividend is payable in cash on September 28, 2012 to stockholders of record at the close of business on August 31, 2012.

Strategic investment - On August 1, 2012, the Company entered into an agreement to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for approximately $25 million. The Company had been licensing these rights since 2007. Upon completion, this acquisition is expected to provide the Company with the control and flexibility necessary to maximize and leverage the value of this popular brand.

The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2012.  Other investment opportunities, such as potential strategic acquisitions or investments or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	July 28,	July 30,
	2012	2011

Net cash provided by operating activities	$66,980	$125,978
Net cash used in investing activities	(171,552)	(76,432)
Net cash (used in) provided by financing activities	(279,414)	30,788
Effect of exchange rate changes on cash and cash equivalents	(12)	29
Net (decrease) increase in cash and cash equivalents	$(383,998)	$80,363

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

Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes, stock-based compensation expense, tax benefits on stock options as well as non-cash gains and losses on the disposal of the Company’s assets, including impairment charges.  Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable, income taxes payable / receivable as well as other working capital changes.

Cash provided by operating activities decreased $59.0 million for the 26 weeks ended July 28, 2012 compared to the same period last year.  The decrease in cash used in operating activities is due primarily to decreases in operating assets and liabilities of $65.0 million year-over-year, consisting of the following:

▪         Cash flows provided by changes in inventory and accounts payable decreased $51.4 million compared to last year.  Accounts payable was unfavorably impacted by the timing of inventory receipts and an increase in inventory purchases from vendors with less favorable payment terms in the current period, resulting in a disproportionate change as compared to inventory.

▪         Changes in income taxes payable / receivable decreased $37.4 million compared to last year.  Income tax payments increased $73.2 million during the current year compared to the 26 weeks ended July 30, 2011, impacting the change in income taxes payable / receivable and deferred income taxes.  The increase in income tax payments was due primarily to the timing of tax deductions received for bonus depreciation on qualified capital expenditures in addition to higher taxable income amounts used to derive estimated tax payments in the current year.

▪         Changes in accrued expenses increased $17.7 million compared to last year.  The change is primarily due to higher employee-related liabilities and additional retirement plan Company matching contributions from the end of fiscal 2010 that were subsequently paid in fiscal 2011 compared to those balances accrued at the end of fiscal 2011 and subsequently paid in fiscal 2012.

Investing Activities

Cash used in investing activities for the 26 weeks ended July 28, 2012 increased by $95.1 million to $171.6 million.  The Company’s gross capital expenditures were $95.2 million during the current period compared to $85.6 million during the 26 weeks ended July 30, 2011, which related primarily to the opening of new stores, continued construction of the Company’s new distribution center in Goodyear, Arizona and investment in existing store locations and information systems.  The Company opened ten stores during the 26 weeks ended July 28, 2012 as compared to opening 11 stores during the 26 weeks ended July 30, 2011.  The current period also reflects the Company’s $32.0 million cash investment in JJB Sports and the Company’s $20.0 million purchase of the Top-Flite brand.

Financing Activities

Cash used in financing activities for the 26 weeks ended July 28, 2012 totaled $279.4 million, compared to $30.8 million of cash provided in the same period of fiscal 2011.  The decrease in cash provided primarily reflects the impact of the Company’s stockholder return initiatives, including its share repurchase program and cash dividend payments as well as the Company’s purchase of its corporate headquarters building for $133.4 million, including closing costs, which was recognized as a financing lease prior to the Company’s exercise of its purchase option on May 7, 2012.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

The Company’s off-balance sheet contractual obligations and commercial commitments as of July 28, 2012 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit.  The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended January 28, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2012, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (July 28, 2012).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program

April 29, 2012 to May 26, 2012	1,921,659	(a)	$49.40	1,921,300	$-
May 27, 2012 to June 30, 2012	349	(b)	$46.92	-	$-
July 1, 2012 to July 28, 2012	332	(b)	$49.50	-	$-
Total	1,922,340		$49.40	1,921,300

(a)                                      Includes 359 shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock and 1.9 million shares repurchased as part of the Company’s share repurchase program described below.

(b)                                     Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

The Company completed its previously announced one-year $200 million share repurchase program on May 14, 2012, repurchasing approximately 1.9 million shares of its common stock for $94.9 million during the 13 weeks ended July 28, 2012.  In total, the Company repurchased 4.1 million shares of its common stock for approximately $200 million.  The Company financed the repurchase program from cash on hand.

ITEM 6.  EXHIBITS

(a) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on page 25 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 23, 2012 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President – Finance, Administration, Chief Financial Officer
(principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President – Chief Accounting Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Bylaws of Dick’s Sporting Goods, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012

10.1	Dick’s Sporting Goods, Inc. 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012

10.2	Form of Restricted Stock Award Agreement granted under the Dick’s Sporting Goods, Inc. 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012

10.3	Form of Stock Option Award Agreement granted under the Dick’s Sporting Goods, Inc. 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012

31.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 23, 2012 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of August 23, 2012 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 23, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of August 23, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith