Form 10-Q
period 2012-10-27
DICKS SPORTING GOODS INC
filed 2012-11-21
CIK 1089063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-accelerated filer   Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 16, 2012, was 97,692,127 and 24,960,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

Net sales	$1,312,072	$1,179,702	$4,030,818	$3,600,246
Cost of goods sold, including occupancy and distribution costs	905,948	829,111	2,782,306	2,518,137
GROSS PROFIT	406,124	350,591	1,248,512	1,082,109
Selling, general and administrative expenses	314,637	272,233	921,631	821,698
Pre-opening expenses	9,294	6,796	14,311	12,717
INCOME FROM OPERATIONS	82,193	71,562	312,570	247,694
Impairment of available-for-sale investments	-	-	32,370	-
Gain on sale of investment	-	-	-	(13,900)
Interest expense	860	3,540	5,309	10,504
Other (income) expense	(1,113)	1,568	(2,923)	977
INCOME BEFORE INCOME TAXES	82,446	66,454	277,814	250,113
Provision for income taxes	32,307	24,970	116,855	97,283
NET INCOME	$50,139	$41,484	$160,959	$152,830

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.34	$1.33	$1.27
Diluted	$0.40	$0.33	$1.28	$1.22

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	122,103	120,432	121,181	120,000
Diluted	125,938	125,552	125,825	125,585

Cash dividend declared per share	$0.125	$-	$0.375	$-

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

NET INCOME	$50,139	$41,484	$160,959	$152,830
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on securities available-for-sale, net of tax	-	-	(27,636)	2,119
Reclassification adjustment for impairment of securities available-for-sale, net of tax	-	-	27,636	-
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of tax	-	-	-	(8,738)
Foreign currency translation adjustment, net of tax	8	(26)	(4)	3
COMPREHENSIVE INCOME	$50,147	$41,458	$160,955	$146,214

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	October 27,	January 28,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294,493	$734,402
Accounts receivable, net	57,212	38,338
Income taxes receivable	2,779	4,113
Inventories, net	1,382,684	1,014,997
Prepaid expenses and other current assets	35,367	64,213
Deferred income taxes	26,755	12,330
Total current assets	1,799,290	1,868,393

Property and equipment, net	851,302	775,896
Construction in progress - leased facilities	-	2,138
Intangible assets, net	99,033	50,490
Goodwill	200,594	200,594
Other assets:
Deferred income taxes	8,269	12,566
Other	111,093	86,375
Total other assets	119,362	98,941
TOTAL ASSETS	$3,069,581	$2,996,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$665,608	$510,398
Accrued expenses	296,232	264,073
Deferred revenue and other liabilities	96,233	128,765
Income taxes payable	-	29,484
Current portion of other long-term debt and leasing obligations	8,584	7,426
Total current liabilities	1,066,657	940,146
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	14,157	151,596
Non-cash obligations for construction in progress - leased facilities	-	2,138
Deferred revenue and other liabilities	283,835	269,827
Total long-term liabilities	297,992	423,561
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	977	964
Class B common stock	250	250
Additional paid-in capital	855,881	699,766
Retained earnings	1,047,668	932,871
Accumulated other comprehensive income	114	118
Treasury stock	(199,958)	(1,224)
Total stockholders’ equity	1,704,932	1,632,745
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,069,581	$2,996,452

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  - UNAUDITED

(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total

BALANCE, January 28, 2012	96,373,002	$964	24,960,870	$250	$699,766	$932,871	$118	$(1,224)	$1,632,745
Exercise of stock options	5,087,945	51	-	-	71,632	-	-	-	71,683
Restricted stock vested	367,253	3	-	-	(3)	-	-	-	-
Minimum tax withholding requirements	(112,584)	(1)	-	-	(5,328)	-	-	-	(5,329)
Net income	-	-	-	-	-	160,959	-	-	160,959
Stock-based compensation	-	-	-	-	23,643	-	-	-	23,643
Total tax benefit from exercise of stock options	-	-	-	-	66,171	-	-	-	66,171
Foreign currency translation adjustment, net of taxes of $2	-	-	-	-	-	-	(4)	-	(4)
Unrealized loss on securities available-for-sale, net of taxes of $4,734	-	-	-	-	-	-	(27,636)	-	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of taxes of $4,734	-	-	-	-	-	-	27,636	-	27,636
Purchase of shares for treasury	(4,023,900)	(40)	-	-	-	-	-	(198,734)	(198,774)
Cash dividend declared	-	-	-	-	-	(46,162)	-	-	(46,162)
BALANCE, October 27, 2012	97,691,716	$977	24,960,870	$250	$855,881	$1,047,668	$114	$(199,958)	$1,704,932

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	39 Weeks Ended
	October 27,	October 29,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,959	$152,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,627	83,616
Impairment of available-for-sale investments	32,370	-
Deferred income taxes	(10,128)	27,795
Stock-based compensation	23,643	19,075
Excess tax benefit from exercise of stock options	(61,461)	(15,320)
Tax benefit from exercise of stock options	4,761	421
Other non-cash items	227	1,154
Gain on sale of investment	-	(13,900)
Changes in assets and liabilities:
Accounts receivable	(17,374)	(17,908)
Inventories	(367,687)	(346,257)
Prepaid expenses and other assets	31,599	(5,858)
Accounts payable	178,700	204,999
Accrued expenses	18	(22,821)
Income taxes payable / receivable	33,260	(10,944)
Deferred construction allowances	21,744	21,203
Deferred revenue and other liabilities	(35,922)	(41,921)
Net cash provided by operating activities	83,336	36,164
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(157,448)	(148,038)
Purchase of JJB Sports convertible notes and equity securities	(31,986)	-
Proceeds from sale of investment	-	14,140
Proceeds from sale-leaseback transactions	-	9,071
Deposits and purchases of other assets	(54,819)	(18,052)
Net cash used in investing activities	(244,253)	(142,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(138,856)	(738)
Construction allowance receipts	-	-
Proceeds from exercise of stock options	71,683	21,428
Excess tax benefit from exercise of stock options	61,461	15,320
Minimum tax withholding requirements	(5,329)	(3,559)
Cash paid for treasury stock	(198,774)	-
Cash dividend paid to stockholders	(45,668)	-
(Decrease) increase in bank overdraft	(23,505)	11,581
Net cash (used in) provided by financing activities	(278,988)	44,032
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	3

NET DECREASE IN CASH AND CASH EQUIVALENTS	(439,909)	(62,680)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,402	546,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$294,493	$483,372

Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$-	$-
Accrued property and equipment	$44,568	$9,699
Accrued deposits and purchases of other assets	$14,500	$-
Cash paid for interest	$1,402	$9,351
Cash paid for income taxes	$100,939	$79,204

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is an authentic full-line sporting goods retailer selling sporting goods equipment, apparel and footwear through its 511 Dick’s stores and 81 Golf Galaxy stores as of October 27, 2012, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains eCommerce operations for both Dick’s and Golf Galaxy.  Unless otherwise specified, any reference to “year” is to our fiscal year and when used in this Form 10-Q and unless the context otherwise requires, the terms “Dick’s”, “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2012 as filed with the Securities and Exchange Commission on March 16, 2012.  Operating results for the 13 and 39 weeks ended October 27, 2012 are not necessarily indicative of the results that may be expected for the year ending February 2, 2013 or any other period.

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in ASC 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements.  In December 2011, the FASB subsequently issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05.  The Company adopted ASU 2011-05 and ASU 2011-12 during the first quarter of 2012.  In accordance with this guidance, the Company presented two separate but consecutive statements that include the components of net income and other comprehensive income.

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

Indefinite-Lived Intangible Assets Impairment

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

The following table summarizes the activity in 2012 and 2011 (in thousands):

	39 Weeks Ended
	October 27,	October 29,
	2012	2011

Accrued store closing and relocation reserves, beginning of period	$36,121	$46,918
Expense charged to earnings	2,234	-
Cash payments	(7,511)	(10,511)
Interest accretion and other changes in assumptions	1,548	1,279
Accrued store closing and relocation reserves, end of period	32,392	37,686
Less: current portion of accrued store closing and relocation reserves	(7,447)	(11,322)
Long-term portion of accrued store closing and relocation reserves	$24,945	$26,364

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income	$50,139	$41,484	$160,959	$152,830

Weighted average common shares outstanding (for basic calculation)	122,103	120,432	121,181	120,000
Dilutive effect of stock-based awards	3,835	5,120	4,644	5,585
Weighted average common shares outstanding (for diluted calculation)	125,938	125,552	125,825	125,585

Earnings per common share - basic	$0.41	$0.34	$1.33	$1.27
Earnings per common share - diluted	$0.40	$0.33	$1.28	$1.22

For the 13 weeks ended October 27, 2012 and October 29, 2011, 0.5 million and 0.6 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.  For the 39 weeks ended October 27, 2012 and October 29, 2011, 0.8 million and 0.5 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

4.  Investment in JJB Sports

On April 27, 2012, the Company invested an aggregate of £20 million in JJB Sports, plc (“JJB Sports”), consisting of junior secured convertible notes (“Convertible Notes”) in the principal amount of £18.75 million and 12.5 million ordinary shares (“Ordinary Shares”) of JJB Sports for £1.25 million, for a total cash outlay of $32.0 million.  The Company classified its investments in JJB Sports as available-for-sale investments, which were recorded at fair value.

Based upon macroeconomic factors and weather conditions impacting the United Kingdom, as well as the financial performance of JJB Sports, the Company assessed its investment in JJB Sports for impairment during the fiscal quarter ended July 28, 2012.  Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of credit losses represents the difference between the present value of cash flows expected to be collected on such securities and the amortized cost.  Based on the Company’s assessment, which contemplated probability weighted future expected cash flows and the credit quality of the underlying collateral, the Company recorded an other-than-temporary impairment charge of $30.4 million on the Convertible Notes and $2.0 million on the Ordinary Shares within the unaudited Consolidated Statements of Income, fully impairing the carrying value of its investment as of July 28, 2012.  On October 1, 2012, JJB Sports appointed administrators under UK insolvency laws and is in the process of administration.

The Company’s initial fair value of its investment in the Convertible Notes was determined using a binomial lattice model with Level 2 inputs, including JJB Sports’ stock price, the expected stock price volatility, the interest rate on the Convertible Notes, the risk-free interest rate based upon appropriate government yield curves and option-adjusted spreads for comparable securities.  Due to the use of discounted expected future cash flows to derive the fair value of the Convertible Notes, the Company reclassified its investment as a Level 3 investment (see Note 5) during the fiscal quarter ended July 28, 2012.

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:    Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of October 27, 2012 and January 28, 2012 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of October 27, 2012
Assets:
Deferred compensation plan assets held in trust	$34,767	$-	$-
Total assets	$34,767	$-	$-
As of January 28, 2012
Assets:
Deferred compensation plan assets held in trust	$27,102	$-	$-
Total assets	$27,102	$-	$-

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both October 27, 2012 and January 28, 2012.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments.  There were no transfers between Level 1 and 2 during the 39 weeks ended October 27, 2012.  The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	13 Weeks Ended	39 Weeks Ended
	October 27,	October 27,
	2012	2012
Beginning balance	$-	$-
Transfers in (see Note 4)	-	32,370
Total realized losses included in net income	-	(32,370)
Ending balance	$-	$-

Realized losses are included within impairment of available-for-sale investments on the unaudited Consolidated Statements of Income.

6. Intangible Assets

On March 30, 2012, the Company purchased the intellectual property rights to the Top-Flite brand from Callaway Golf Company for $20.0 million. The intellectual property rights acquired include all Top-Flite trademarks and service marks world-wide.  These assets are indefinite-lived intangible assets, which are not being amortized.

On August 1, 2012, the Company agreed to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for $24.5 million.  The Company previously licensed these rights since 2007.  The Company made an initial $10.0 million payment on August 1, 2012.  The remaining $14.5 million liability is included within accrued expenses on the unaudited Consolidated Balance Sheets.  These assets are indefinite-lived intangible assets, which are not being amortized.

7. Store Support Center Purchase

On May 7, 2012, the Company purchased the Store Support Center, its corporate headquarters building, for $133.4 million including closing costs, pursuant to a purchase option included in its pre-existing lease agreement.  Due to the Company’s purchase option under the lease agreement, the agreement was recorded as a financing lease in accordance with GAAP and the debt obligation recognized by the Company represented our obligation to the lessor upon exercise of the purchase option.  Accordingly, the Company’s payment to purchase the Store Support Center is reflected as an extinguishment of its pre-existing financing lease obligation in the current period.  The Company funded the purchase of the building from cash on hand.

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

9. Subsequent Event

On November 7, 2012, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on December 28, 2012 to stockholders of record as of the close of business on November 30, 2012.

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

As of October 27, 2012, we operated 511 Dick’s stores in 44 states and 81 Golf Galaxy stores in 30 states, with approximately 29.2 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.  Additionally, the Company maintains eCommerce operations for both Dick’s and Golf Galaxy.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 417 stores as of November 3, 2007 to 592 stores as of October 27, 2012, primarily reflecting organic growth.  The Company continues to expand its presence through the opening of new stores and believes it has the potential to reach approximately 900 Dick’s locations across the United States.

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

▪                  Consolidated same store sales performance – For the 39 weeks ended October 27, 2012, the Company’s consolidated same store sales increased 5.6% compared to a 2.9% increase during the same period in fiscal 2011.  The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion program.

▪                  Operating cash flow – Net cash provided by operations totaled $83.3 million in the 39 weeks ended October 27, 2012, while the Company generated $36.2 million during the same period in fiscal 2011.  We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein.  The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations.  Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases.

▪                  Quality of merchandise offerings – To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level.  This analysis helps the Company manage inventory receipts and markdowns to reduce cash flow requirements and deliver optimal gross margins by improving product mix, merchandise flow and establishing appropriate price points to minimize markdowns.

▪                  Store productivity – To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.  New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, business combinations, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company’s critical accounting policies during the period ended October 27, 2012.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪                  Net income for the current quarter increased 21% to $50.1 million, or $0.40 per diluted share, as compared to net income of $41.5 million, or $0.33 per diluted share, for the 13 weeks ended October 29, 2011.

▪                  Net income for the 13 weeks ended October 29, 2011 included an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during the fourth quarter of fiscal 2010.

▪                  Net sales increased 11% to $1.3 billion in the current quarter due primarily to the growth of our store network and a 5.1% increase in consolidated same store sales.

▪                  Gross profit increased 123 basis points to 30.95% as a percentage of net sales for the 13 weeks ended October 27, 2012, due primarily to merchandise margin expansion and leverage of fixed occupancy costs on the increase in sales.

▪                  In the third quarter, the Company:

▪                  Declared and paid a quarterly cash dividend of $0.125 per common share.

▪                  Agreed to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for $24.5 million.

▪                  We ended the third quarter with no outstanding borrowings under our credit agreement (the “Credit Agreement”).

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended			39 Weeks Ended
	October 27, 2012			October 29, 2011

	Dick’s Sporting Goods	Golf Galaxy	Total	Dick’s Sporting Goods	Golf Galaxy	Total
Beginning stores	480	81	561	444	81	525
Q1 New stores	6	-	6	3	-	3
Q2 New stores	4	-	4	8	-	8
Q3 New stores	21	-	21	19	-	19
Ending stores	511	81	592	474	81	555

Remodeled stores	-	-	-	14	-	14
Relocated stores	4	-	4	-	1	1

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

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	13 Weeks Ended		Net Sales
	October 27,	October 29,	from Prior Year
	2012 (A)	2011 (A)	2011-2012 (A)

Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.05	70.28	(123)
Gross profit	30.95	29.72	123
Selling, general and administrative expenses (3)	23.98	23.08	90
Pre-opening expenses (4)	0.71	0.58	13
Income from operations	6.26	6.07	19
Interest expense (6)	0.07	0.30	(23)
Other (income) expense (7)	(0.08)	0.13	(21)
Income before income taxes	6.28	5.63	65
Provision for income taxes	2.46	2.12	34
Net income	3.82%	3.52%	30

Other Data:
Consolidated same store sales increase (8)	5.1%	4.1%
Number of stores at end of period	592	555
Total square feet at end of period	29,193,169	27,315,490

			Basis Point
			Increase /
			(Decrease) in
			Percentage of
	39 Weeks Ended		Net Sales
	October 27,	October 29,	from Prior Year
	2012	2011 (A)	2011-2012 (A)

Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.03	69.94	(91)
Gross profit	30.97	30.06	91
Selling, general and administrative expenses (3)	22.86	22.82	4
Pre-opening expenses (4)	0.36	0.35	1
Income from operations	7.75	6.88	87
Impairment of available-for-sale investments (5)	0.80	-	80
Gain on sale of investment (5)	-	(0.39)	39
Interest expense (6)	0.13	0.29	(16)
Other (income) expense (7)	(0.07)	0.03	(10)
Income before income taxes	6.89	6.95	(6)
Provision for income taxes	2.90	2.70	20
Net income	3.99%	4.24%	(25)

Other Data:
Consolidated same store sales increase (8)	5.6%	2.9%
Number of stores at end of period	592	555
Total square feet at end of period	29,193,169	27,315,490

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

(5)  Impairment of available-for-sale investments reflects the Company’s impairment of its investment in JJB Sports.  Gain on sale of investment resulted from the sale of the Company’s available-for-sale securities in GSI Commerce, Inc.

(6)  Interest expense includes rent payments under the Company’s financing lease obligation for its corporate headquarters building, which the Company purchased on May 7, 2012.

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

13 Weeks Ended October 27, 2012 Compared to the 13 Weeks Ended October 29, 2011

Net Income

The Company reported net income of $50.1 million for the current quarter, or $0.40 per diluted share, compared to net income of $41.5 million, or $0.33 per diluted share, for the 13 weeks ended October 29, 2011.  Net income for the 13 weeks ended October 29, 2011 included an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during the fourth quarter of fiscal 2010.

Net Sales

Net sales for the current quarter increased 11% to $1.3 billion, due primarily to the growth of our store network and a 5.1% increase in consolidated same store sales.  The 5.1% consolidated same store sales increase consisted of a 3.9% increase at Dick’s Sporting Goods stores, a 2.3% increase at Golf Galaxy and a 46.7% increase in the Company’s eCommerce business.  The inclusion of the eCommerce business resulted in an increase of 128 basis points to the Company’s consolidated same store sales calculation for the 13 weeks ended October 27, 2012, compared to 37 basis points for the 13 weeks ended October 29, 2011.

The increase in consolidated same store sales was broad-based, with larger increases in athletic footwear and athletic apparel, partially offset by a decrease in the outdoor apparel and fitness categories.  The same store sales increase in the Dick’s Sporting Goods stores was attributable to an increase of 2.9% in sales per transaction and a 1% increase in transactions.  Every 1% change in same store sales would have impacted earnings before income taxes for the current quarter by approximately $4 million.

Income from Operations

Income from operations increased to $82.2 million for the current quarter from $71.6 million for the 13 weeks ended October 29, 2011.  The increase was primarily due to a $55.5 million increase in gross profit, partially offset by a $42.4 million increase in selling, general and administrative expenses.

Gross profit increased 16% to $406.1 million for the current quarter from $350.6 million for the 13 weeks ended October 29, 2011.  The 123 basis point increase as a percentage of net sales was due primarily to merchandise margin expansion of 91 basis points and a 33 basis point decrease in fixed occupancy costs resulting primarily from the leverage on the increase in sales compared to last year’s third quarter.  Every 10 basis point change in merchandise margin would have impacted the earnings before income taxes for the current quarter by approximately $1 million.

Selling, general and administrative expenses increased 16% to $314.6 million for the current quarter from $272.2 million for the 13 weeks ended October 29, 2011, and increased as a percentage of net sales by 90 basis points.  Advertising expenses increased as a percentage of net sales by 31 basis points as a result of the previously announced shift in timing of a Company sponsored professional golf event as well as the Company’s World Series marketing sponsorship in this year’s quarter.  During last year’s third quarter, the Company partially reversed litigation settlement costs that were previously accrued during the fourth quarter of 2010, which reduced administrative expenses by $2.1 million, or 18 basis points.  The remaining increase in administrative expenses as a percentage of net sales resulted from payroll increases relative to sales.

Pre-opening expenses increased to $9.3 million for the quarter from $6.8 million for the 13 weeks ended October 29, 2011.  Pre-opening expenses were for the opening of 21 new and relocating of three Dick’s stores during the quarter as compared to the opening of 19 new Dick’s stores during last year’s third quarter.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Interest Expense

Interest expense was $0.9 million for the current quarter and $3.5 million for the 13 weeks ended October 29, 2011. Interest expense includes rent payments under the Company’s financing lease for its corporate headquarters building for the 13 weeks October 29, 2011 of $2.7 million.  The decrease in interest expense reflects the Company’s purchase of its corporate headquarters building on May 7, 2012, as further described in Note 7 to the unaudited consolidated financial statements.

Income Taxes

The Company’s effective tax rate was 39.19% for the 13 weeks ended October 27, 2012 as compared to 37.57% for the same period last year.  The effective tax rate for the 13 weeks ended October 29, 2011 reflected favorable discrete items resulting from return to provision adjustments from the Company’s 2010 tax return.

39 Weeks Ended October 27, 2012 Compared to the 39 Weeks Ended October 27, 2011

Net Income

The Company reported net income of $161.0 million for the 39 weeks ended October 27, 2012, or $1.28 per diluted share, compared to net income of $152.8 million, or $1.22 per diluted share, for the 39 weeks ended October 29, 2011.  Net income for the 39 weeks ended October 27, 2012 included a charge of $27.6 million, net of tax, or $0.22 per diluted share related to the Company’s impairment of its investment in JJB Sports.  Net income for the 39 weeks ended October 29, 2011, included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share and an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during the fourth quarter of fiscal 2010.

Net Sales

Net sales for the period increased 12% to $4.0 billion, due primarily to the growth of our store network and a 5.6% increase in consolidated same store sales.  The 5.6% consolidated same store sales increase consisted of a 4.5% increase at Dick’s Sporting Goods stores, a 6.4% increase at Golf Galaxy and a 42.9% increase in the Company’s eCommerce business.  The inclusion of the eCommerce business resulted in an increase of 101 basis points to the Company’s consolidated same store sales calculation for the 39 weeks ended October 27, 2012, compared to 50 basis points for the 39 weeks ended October 29, 2011.

The increase in consolidated same store sales was broad-based, with larger increases in golf, team sports, athletic apparel, athletic footwear and hunting, partially offset by a decrease in the outdoor apparel and fitness categories.  The same store sales increase in the Dick’s Sporting Goods stores was attributable to an increase in transactions of 0.9% and an increase of 3.6% in sales per transaction.  Every 1% change in same store sales would have impacted earnings before income taxes for the period by approximately $12 million.

Income from Operations

Income from operations increased to $312.6 million for the current period from $247.7 million for the 39 weeks ended October 29, 2011.  The increase was primarily due to a $166.4 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $99.9 million.

Gross profit increased 15% to $1.2 billion for the current period from $1.1 billion for the 39 weeks ended October 29, 2011.  The 91 basis point increase was due primarily to a 63 basis point decrease in fixed occupancy costs resulting primarily from the leverage on the increase in sales compared to last year’s period and merchandise margin expansion of 38 basis points.  Every 10 basis point change in merchandise margin would have impacted earnings before income taxes for the current period by approximately $4 million.

Selling, general and administrative expenses increased 12% to $921.6 million for the period from $821.7 million for the 39 weeks ended October 29, 2011, representing a 4 basis point increase as a percentage of net sales.  Administrative expenses increased 37 basis points as a percentage of net sales, resulting from last year’s partial reversal of previously accrued litigation settlement costs, payroll increases relative to sales and charitable contributions made this fiscal year.  Higher administrative expenses were substantially offset by an 18 basis point reduction in store payroll expenses and a 9 basis point reduction in advertising expenses.

Pre-opening expenses increased to $14.3 million for the period from $12.7 million for the 39 weeks ended October 29, 2011.  Pre-opening expenses were for the opening of 31 new and relocating of four Dick’s stores during the period as compared to the opening of 30 new Dick’s stores and relocating of one Golf Galaxy store during last year’s period.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in the prior year resulting from the sale of the Company’s investment in GSI Commerce, Inc., the Company’s eCommerce service provider.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments was $32.4 million in the current year resulting from the full impairment of the Company’s investment in JJB Sports, as further described in Note 4 to the unaudited consolidated financial statements.

Interest Expense

Interest expense was $5.3 million for the current period and $10.5 million for the 39 weeks ended October 29, 2011.  Interest expense included rent payments under the Company’s financing lease for its corporate headquarters building for the 39 weeks ended October 27, 2012 and October 29, 2011 of $2.9 million and $8.0 million, respectively.  The decrease in interest expense reflected the Company’s purchase of its corporate headquarters building on May 7, 2012, as further described in Note 7 to the unaudited consolidated financial statements.

Income Taxes

The Company’s effective tax rate was 42.06% for the 39 weeks ended October 27, 2012 as compared to 38.90% for the same period last year.  The Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset recorded relating to a $32.4 million net capital loss carry-forward resulting from the impairment of its investment in JJB Sports, as the Company does not believe that it is “more likely than not” that the Company will generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company’s liquidity and capital needs have generally been met by cash from operating activities.  Net cash provided by operating activities for the 39 weeks ended October 27, 2012 was $83.3 million compared to $36.2 million for the 39 weeks ended October 29, 2011.  Net cash from operating, investing and financing activities are discussed further below.

The Company has a $500 million revolving credit facility, including up to $100 million in the form of letters of credit, in the event further liquidity is needed.  Under the Credit Agreement governing the facility, subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

The Credit Agreement, which matures on December 5, 2016, is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts and other personal property of the Company and is guaranteed by the Company’s domestic subsidiaries.

The interest rates per annum applicable to loans under the Credit Agreement are, at the Company’s option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage.  The applicable margin percentage for base rate loans is 0.20% to 0.50% and for adjusted LIBOR rate loans is 1.20% to 1.50%, depending on the borrowing availability of the Company.

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company’s assets.  In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base.

There were no outstanding borrowings under the Credit Agreement as of October 27, 2012 or January 28, 2012.  As of October 27, 2012 and January 28, 2012, total remaining borrowing capacity, after subtracting letters of credit, was $488.7 million and $478.8 million, respectively.

Normal capital requirements consist primarily of capital expenditures related to the addition of new stores, remodeling and relocating existing stores, enhancing information technology and improving distribution infrastructure.  The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.  The Company currently expects capital expenditures, net of deferred construction allowances and proceeds from sale-leaseback transactions, to be approximately $190 million in fiscal 2012.

Store and distribution infrastructure - As of November 11, 2012, the Company completed its plan to open 38 new Dick’s stores, relocate five Dick’s stores and reposition one Golf Galaxy store during fiscal 2012, all of which the Company leased.

Additionally, the Company currently plans to complete construction of its 624,000 square foot distribution center in Goodyear, Arizona during fiscal 2012.  The distribution center is currently expected to become operational in January 2013 and is expected to increase the Company’s total distribution capacity to approximately 750 stores.

Share repurchases - On January 11, 2012, the Company’s Board of Directors authorized a one-year share repurchase program of up to $200 million of the Company’s common stock, which was completed on May 14, 2012.  During the 39 weeks ended October 27, 2012, the Company repurchased 4.0 million shares of its common stock for $198.8 million.

Strategic investments

▪                  On March 30, 2012, the Company purchased the intellectual property rights to the Top-Flite brand from Callaway Golf Company for $20.0 million. The intellectual property rights acquired include all Top-Flite trademarks and service marks world-wide.

▪                  On April 27, 2012, the Company made a £20 million investment in JJB Sports.  Under the terms of the JJB Sports agreement, the Company purchased £18.75 million in junior secured convertible notes and 12.5 million ordinary shares of JJB Sports for £1.25 million, for a total cash outlay of $32.0 million.

▪                  On August 1, 2012, the Company agreed to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for $24.5 million.  The Company previously licensed these rights since 2007.  The Company made an initial $10.0 million payment on August 1, 2012.

Corporate headquarters - On May 7, 2012, the Company purchased its corporate headquarters building for $133.4 million, which includes closing costs.  The Company financed this purchase with cash on hand.

Dividends - During the 39 weeks ended October 27, 2012, the Company paid $45.7 million of dividends to its stockholders.  The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Event Subsequent to Quarter-end

Dividend - On November 7, 2012, the Company’s Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company’s Common Stock and Class B Common Stock. The dividend is payable in cash on December 28, 2012 to stockholders of record at the close of business on November 30, 2012.

The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2012.  Other investment opportunities, such as potential strategic acquisitions or investments or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 27,	October 29,
	2012	2011

Net cash provided by operating activities	$83,336	$36,164
Net cash used in investing activities	(244,253)	(142,879)
Net cash (used in) provided by financing activities	(278,988)	44,032
Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net decrease in cash and cash equivalents	$(439,909)	$(62,680)

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

Cash provided by operating activities increased $47.2 million for the 39 weeks ended October 27, 2012 compared to the same period last year.  Cash provided by changes in operating assets and liabilities increased $63.8 million year-over-year, consisting of the following:

▪                  Changes in income taxes payable / receivable increased $44.2 million compared to last year, primarily reflecting an increase in the Company’s taxable earnings.

▪                  Changes in prepaid expenses and other assets increased $37.5 million compared to last year, primarily due to the timing of rent payments.  Operating cash flows improved as November 2012 rent payments were not made prior to the end of the third quarter in 2012.  Financing cash flows decreased by the same amount as the quarter end bank overdrafts did not include November 2012 rent payments.

▪                  Changes in accrued expenses increased $22.8 million compared to last year.  The change was primarily due to higher employee-related liabilities and additional retirement plan Company matching contributions from the end of fiscal 2010 that were subsequently paid in fiscal 2011 compared to those balances accrued at the end of fiscal 2011 and subsequently paid in fiscal 2012.

▪                 Cash flows provided by changes in inventory and accounts payable decreased $47.7 million compared to last year.  Accounts payable was unfavorably impacted by the timing of inventory receipts and an increase in inventory purchases from vendors with less favorable payment terms in the current period, resulting in a disproportionate change as compared to inventory.

Investing Activities

Cash used in investing activities for the 39 weeks ended October 27, 2012 increased by $101.4 million to $244.3 million from the same period of fiscal 2011.  The Company’s gross capital expenditures were $157.4 million during the current period compared to $148.0 million during the 39 weeks ended October 29, 2011, which related primarily to the opening of new and relocated stores, continued construction of the Company’s new distribution center in Goodyear, Arizona and investment in existing store locations and information systems.  The Company opened 31 new and four relocated Dick’s stores during the 39 weeks ended October 27, 2012 as compared to opening 30 new Dick’s stores and one relocated Golf Galaxy store during the 39 weeks ended October 29, 2011.  The remaining increase in cash used was due primarily to the Company’s strategic investments.

Financing Activities

Cash used in financing activities for the 39 weeks ended October 27, 2012 totaled $279.0 million, compared to $44.0 million of cash provided in the same period of fiscal 2011.  The decrease in cash provided primarily reflects the impact of the Company’s stockholder return initiatives, including its share repurchase program and cash dividend payments as well as the Company’s purchase of its corporate headquarters building for $133.4 million, including closing costs, which was recognized as a financing lease prior to the Company’s exercise of its purchase option on May 7, 2012.  These uses of cash were partially offset by higher proceeds and excess tax benefits from exercises of stock options.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

The Company’s off-balance sheet contractual obligations and commercial commitments as of October 27, 2012 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit.  The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on

Form 10-K for the year ended January 28, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

During the third quarter of fiscal 2012, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report (October 27, 2012).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program

July 29, 2012 to August 25, 2012	468	$49.33	-	$-

August 26, 2012 to September 29, 2012	1,310	$49.94	-	$-

September 30, 2012 to October 27, 2012	-	$-	-	$-
Total	1,778	$49.78	-

(a)              Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

ITEM 6.  EXHIBITS

(a) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on page 24 and is incorporated herein by reference, are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 21, 2012 on its behalf by the undersigned, thereunto duly authorized.

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

31.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 21, 2012 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 21, 2012 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 21, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 21, 2012 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith