Form 10-K
period 2013-02-02
DICKS SPORTING GOODS INC
filed 2013-03-22
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

Commission File No. 001-31463

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,766,221,797 as of July 27, 2012 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 27, 2012.

The number of shares of common stock and Class B common stock of the registrant outstanding as of March 5, 2013 was 98,110,501 and 24,900,870, respectively.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 5, 2013 (the "2013 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other "forward-looking" information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, eCommerce, operations, inventory, private brand products, or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2013 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:

•
Our business is dependent on the general economic conditions in our markets and the ongoing economic and financial uncertainties may cause a decline in consumer spending;

•
Intense competition in the sporting goods industry;

•
Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

•
Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our stores, or our inability to open new stores;

•
Unauthorized disclosure of sensitive or confidential customer information;

•
Risks associated with our private brand offerings, including product recalls and protection of proprietary rights;

•
Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

•
Risks and costs relating to changing laws and regulations affecting our business, including: consumer products; product liability; product recalls; and the regulation of and other hazards associated with certain products we sell, such as firearms and ammunition;

•
Disruptions in our or our vendors' supply chain that could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials and foreign political instability;

•
Litigation risks for which we may not have sufficient insurance or other coverage, including risks relating to the sale of firearms and ammunition;

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

•
Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

•
Disruption of or other problems with the services provided by our primary eCommerce services provider;

•
Disruption of or other problems with our information systems;

•
Any serious disruption at our distribution facilities;

•
Performance of professional sports teams, professional team lockouts or strikes, or retirement or scandal involving sports superstars;

•
The seasonality of our business;

•
Regional risks because our stores are generally concentrated in the eastern half of the United States;

•
Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

•
Our ability to meet our labor needs;

•
We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

•
Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

•
Our current intention to issue quarterly cash dividends; and

•
Our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail herein under Item 1A. "Risk Factors". In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this report are made as of the date of this report. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

PART I

ITEM 1.  BUSINESS

General

Dick's Sporting Goods, Inc. (referred to as the "Company", "Dick's" or in the first person notations "we", "us" and "our" unless specified otherwise) is an authentic, full-line sports and fitness omni-channel retailer offering a broad assortment of high quality, competitively-priced brand name sporting goods equipment, apparel and footwear in a specialty store environment. The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer ("Golf Galaxy"). Dick's was founded in 1948 when Richard "Dick" Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977, and in 1984, became President and Chief Executive Officer of the then two store chain. Our vision is to: build leading brands that serve and inspire athletes and outdoor enthusiasts around the world to achieve their personal best; create value for our stockholders through the relentless improvement of everything we do; and make a lasting impact in our communities through sport.

We were incorporated in 1948 in New York under the name Dick's Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to Dick's Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at www.DicksSportingGoods.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on our website, free of charge, copies of our annual and quarterly reports filed on Forms 10-K and 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.

As of February 2, 2013, the Company operated 518 Dick's Sporting Goods stores in 44 states and 81 Golf Galaxy stores in 30 states. Additionally, the Company operates eCommerce operations for both Dick's and Golf Galaxy.

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

Store Base Expansion and Improvements. The primary factors that historically influenced our profitability and success have been the growth in our number of stores and selling square footage, positive same store sales and our strong gross profit margins. In the last five years, we have grown from 355 Dick's stores at the end of fiscal 2007 to 518 Dick's stores at the end of fiscal 2012. We seek to expand our presence through opening of new stores while maintaining the productivity of our new stores through disciplined site selection and an effective marketing strategy. We believe there is opportunity for at least 1,100 Dick's locations across the United States, compared to our previous estimates of 900 Dick's locations. The increase in the number of potential Dick's locations reflects the Company's planned implementation of a smaller-market strategy, beginning in fiscal 2013.

We also make continued investments in our store locations in order to maintain our brand standards and improve our customer's shopping experience, such as our shared service footwear models, which have generated higher same store sales and sales per transaction than our full-service model. The Company had 174 and 131 shared service footwear models at the end of fiscal 2012 and 2011, respectively.

Brand Partnerships. We carry a wide variety of well-known brands, including adidas, Callaway Golf, Columbia, Nike, Remington, TaylorMade-adidas Golf, The North Face, Under Armour and Wilson. In addition to the cost efficiencies of shared investments with our brand partners, we seek to leverage our partnerships to offer authenticity and credibility to our customers, while differentiating us from our competitors. We partner with our brands on important marketing initiatives and product launches, in addition to leveraging athletes that the brands bring to us for our marketing campaigns. Our brand partnerships also provide us with access to exclusive products and allow us to collaboratively develop enhancements that differentiate our customers' shopping experience, such as our brand shops, which provide our customers with a wider and deeper selection of products from our key brands, or co-branded microsites to enhance our customers' online experience.

The following table represents a table of the Company's brand shops for the periods presented:

	Fiscal Year
Brand Shops	2012	2011
Nike	171	105
Under Armour	107	48
The North Face	91	83

Omni-channel Development. We are upgrading site functionality, expanding content, investing in new capabilities and beginning to leverage our store network to provide customers with an enhanced shopping experience that enables our customers to buy and receive products where, when and how they want. We believe that leveraging all of our sales channels to deliver a consistent, seamless and high-quality customer experience across our stores, on the web and via mobile technology will differentiate us from our online-only competitors.

Private Brands. We also offer a wide variety of private brands such as adidas baseball, DBX, Epic, Field & Stream, Fitness Gear, Köppen, Maxfli, Nickent, Nishiki, Quest, Reebok (performance apparel), Slazenger (golf and racquets), Top-Flite, Umbro (performance equipment, footwear and apparel) and Walter Hagen. Our private brands and other exclusive products offer our customers products that they cannot find anywhere else. Our private brands also offer exceptional value and quality to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable branded products. Our private brands are designed and developed to offer our customers differentiated assortments from our competitors. We have invested in a development and procurement staff that continually sources products targeted specifically to our customers' needs.

Retail Concept Development. In fiscal 2012, we accelerated our research efforts by opening two True Runner stores, a specialized footwear concept. In fiscal 2013, we plan to open additional True Runner locations and to introduce a dedicated Field & Stream store, a specialized outdoor concept. These highly specialized concept stores enable us to connect with dedicated athletes in their own element, giving us valuable insight into key merchandise categories that we can apply across our entire network. We also opened an enhanced Golf Galaxy store in fiscal 2012 that delivers an innovative and highly interactive shopping experience. We plan to open one new and one relocated prototype in fiscal 2013, giving us a new growth path for our Golf Galaxy brand.

Strategic Marketing. Our historical marketing strategy was designed to promote our selection of brand name products at competitive prices and consisted largely of newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. While we continue to market our merchandise assortment through traditional channels, we have reduced our newspaper advertising and developed brand-building marketing campaigns focused on building passion and loyalty to the Dick's Sporting Goods brand. Additionally, we have shifted our advertising mix to include more digital marketing, including an increase in digital platforms as well as digital exclusive marketing campaigns.

Merchandising

We offer a full range of sporting goods and active apparel at each price point in order to appeal to the beginner, intermediate and enthusiast sports consumer. The merchandise we carry includes one or more of the leading manufacturers in each category and includes well-known brands such as adidas, Callaway Golf, Columbia, Nike, Remington, TaylorMade-adidas Golf, The North Face, Under Armour and Wilson. Our merchandise also includes our private brands described above. Our objective is not only to carry leading brands, but to carry a full range of products within each brand, including premium items for the sports enthusiast.

We believe that the breadth of our product selections in each category of sporting goods offers our customers a wide range of good, better and best price points and enables us to address the needs of sporting goods consumers, from the beginner to the sport enthusiast, which distinguishes us from other large format sporting goods stores. We also believe that the range of merchandise we offer allows us to compete effectively against all of our competitors, from traditional independent sporting goods stores and specialty shops to other large format sporting goods stores and mass merchant discount retailers to internet-based retailers.

The following table sets forth the approximate percentage of our sales attributable to the hardlines, apparel and footwear categories for the periods presented:

	Fiscal Year
Category	2012	2011	2010
Hardlines (1)	50%	51%	53%
Apparel	29%	29%	28%
Footwear	20%	19%	18%
Other (2)	1%	1%	1%

Total	100%	100%	100%

(1)
Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)
Includes the Company's non-merchandise sales categories, including in-store services and shipping revenues.

Selling Channels

We sell our products through our retail stores and our eCommerce operations. Although we sell through both of these channels, our primary sales channel remains our retail stores. Regardless of the sales channel, we seek to provide our customers with a seamless omni-channel shopping experience in our stores, online and via mobile devices.

Retail Stores:

  Store Format.  Each of our Dick's stores unites several sports specialty stores under one roof and typically contains the following specialty stores: Footwear; Team Sports, Outdoor Lodge, Golf, Fitness and Athletic Apparel. We believe our "store-within-a-store" concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy stores are designed to create an exciting and interactive shopping environment for the golf enthusiast that highlights our extensive product assortments and value-added services.

  Our primary prototype Dick's store is a single-level store of approximately 50,000 square feet. We also have a prototype two-level store of approximately 80,000 square feet for those trade areas that have sufficient in-profile customers to support it. Our primary prototype Golf Galaxy store is a single-level store that generally ranges from 13,000 to 18,000 square feet. In addition, we also have a prototype Golf Galaxy store of approximately 35,000 square feet, which includes more services and experiential shopping. In our Dick's stores, approximately 83% of store space is used for selling and approximately 17% is used for backroom storage of merchandise, receiving and office space.

  We seek to encourage cross-selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving that enable customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.

  Store Associates and Operations.  We strive to complement our merchandise selection and innovative store design with superior customer service. We seek to recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable and passionate about the products they sell. For example, we currently employ PGA and LPGA golf professionals to work in our Dick's golf departments and Golf Galaxy stores, bicycle mechanics to sell and service bicycles and certified fitness trainers to provide advice on the best fitness equipment for our customers. As of February 2, 2013, we employed 568 PGA and LPGA professionals in our Dick's golf departments and our Golf Galaxy stores. As of February 2, 2013, we also employed 607 bike mechanics and 402 certified fitness trainers. We believe that our associates' enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.

  Our Dick's stores are typically open seven days a week, generally from 9:00 a.m. to 9:30 p.m. Monday through Saturday and 10:00 a.m. to 7:00 p.m. on Sunday. Our Golf Galaxy stores are typically open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Saturday, and 10:00 a.m. to 6:00 p.m. on Sunday.

  Support Services.  We believe that offering support services for the products we sell enhances the credibility of our associates and specialty store concept with our customers and further differentiates our stores from other large format sporting goods stores. At our Dick's and Golf Galaxy stores, we offer a complete range of expert golf services, including custom club fitting, club repair, and grip and shaft installation for drivers, irons and putters, and we also have certified club technicians on hand. We offer private lessons with our PGA and LPGA professionals in our Golf Galaxy Stores. Our Dick's stores also feature bicycle maintenance and repair stations on the sales floor that allow our bicycle mechanics to service bicycles in addition to assisting customers. At our Dick's stores, we also steam baseball gloves, string tennis racquets and lacrosse sticks, sharpen ice skates, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows, sell hunting and fishing licenses and fill CO2 tanks for paintball.

  Site Selection and Store Expansion.  We select geographic markets and store sites based on a variety of factors, including demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. In addition to these demographics, golf participation rates are considered in selecting sites for our Golf Galaxy stores. We seek to locate our Dick's stores in primary retail centers with an emphasis on co-tenants including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Lowe's or Staples.

  We seek to balance our expansion of Dick's stores between new and existing markets. In our existing markets, we add stores as necessary to cover appropriate trade areas. Clustering stores allows us to take advantage of economies of scale in advertising, promotion, distribution and supervisory costs. We seek to locate stores within separate trade areas within each metropolitan area and expand in geographically contiguous areas, in order to establish long-term market penetration and build on our experience in the same or nearby regions. We believe that local knowledge is an important part of success. In considering new regions, we locate our stores in areas we believe are underserved. In addition to larger metropolitan areas, we also target smaller population centers in which we locate single stores, generally in regional shopping centers with a wide regional draw. The following table summarizes store openings and closings for 2012 and 2011:

	Fiscal 2012			Fiscal 2011
	Dick's	Golf Galaxy	Total	Dick's	Golf Galaxy	Total
Beginning stores	480	81	561	444	81	525
New stores:
Single-level stores	37	-	37	35	-	35
Two-level stores	1	-	1	1	-	1

Total new stores	38	-	38	36	-	36

Ending stores	518	81	599	480	81	561

Remodeled stores	-	-	-	14	-	14
Relocated stores	5	1	6	-	1	1

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

eCommerce:

  Through our Dick's and Golf Galaxy websites, we seek to provide our customers with in-depth product knowledge and the ability to shop with us at any time. We continue to develop our online content and capabilities to enhance the online experience and fully integrate the business with our stores. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store and the ability to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity. In fiscal 2012, our eCommerce business accounted for approximately 5% of our total sales.

Marketing and Advertising

Our marketing program is designed to build loyalty for the Dick's brand while promoting our broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment.

Our media plan is primarily comprised of television, direct mail, digital and print. In fiscal 2012, special emphasis was placed on growing the Dick's brand through fully integrated campaigns across all media types. We continue to optimize our media mix by shifting to more efficient and effective marketing channels and by leveraging extensive customer relationship marketing data from our growing

"ScoreCard Rewards" and "Advantage Club" loyalty programs. The Company is also actively involved in communities, sponsoring thousands of teams at the local level.

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

Our end-to-end supply chain management suite of software applications is from Manhattan Associates and operates our four distribution centers from the central computing complex in our corporate headquarters, which we refer to as the Store Support Center ("SSC"). The Company's Financial and Human Resource Management systems are PeopleSoft applications provided by Oracle. All third party applications are integrated and enhanced using state-of-the-art software tools and techniques developed internally.

The enterprise data center located within SSC is equipped with mainframe and mid-range computers and storage systems from IBM, integrated with voice and data networking communication equipment from Cisco. This facility has been built to support the future growth of the Company. The Company has also established a separate data center to serve as the Company's disaster recovery redundancy location.

Purchasing and Distribution

We purchase merchandise from approximately 1,200 vendors. During fiscal 2012, Nike, our largest vendor, represented approximately 17% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2012 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are done on a short-term purchase order basis.

We operate four regional distribution centers: a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, a 601,000 square foot distribution center in Smithton, Pennsylvania and a 624,000 square foot distribution center in Goodyear, Arizona, which became operational in January 2013. Vendors directly ship floor ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores.

Competition

The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories:

•
Large Format Sporting Goods Stores and Chains;

•
Traditional Sporting Goods Stores and Chains;

•
Specialty and Vendor Stores;

•
Mass Merchants; and

•
Internet and Catalog-Based Retailers.

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

Specialty and Vendor Stores

These stores generally range from 2,000 to 20,000 square feet and typically focus on a specific category, such as athletic footwear, or an activity, such as golf or skiing. Certain specialty stores that focus on a group of related activities can have significantly larger square footage footprints and be designed as destination stores. In addition, several sporting goods brands, many of which we sell in our stores, also sell their products direct to consumers through their own retail stores. While these stores may offer a deep selection of products within their specialty or across a single brand, they lack the wide range of products or brand selection that we offer. We believe prices at these stores typically tend to be higher than prices at the large format sporting goods stores and traditional sporting goods stores.

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

Internet and Catalog-Based Retailers

These retailers either focus on a specific category or activity or sell a full line of sporting goods through the use of the Internet and/or catalogs. We believe that the relationships we have developed with our suppliers and customers through our retail stores, our growing eCommerce business, our omni-channel capabilities and our merchandise offerings, including a wide range of exclusive and private brand products, provide us with a significant advantage over Internet-only and catalog-based retailers.

Employees

As of February 2, 2013, we employed approximately 11,100 full-time and 18,700 part-time associates. Due to the seasonal nature of our business, total employment will fluctuate throughout the year and typically peaks during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

Various versions of each of "Acuity", "DBX", "Dick's", "Dick's Sporting Goods", "Field & Stream", "Fitness Gear", "Golf Galaxy", "Köppen", "Maxfli", "Nishiki", "Quest", "ScoreCard", "ScoreCard Rewards", "Top-Flite" and "Walter Hagen" are registered as a service mark or trademark with the United States Patent and Trademark Office and "DicksSportingGoods.com", "Dicks.com" and "GolfGalaxy.com" are registered as our domain names. In addition, we have numerous pending applications for trademarks. Our trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball only), "Slazenger" (golf and racquets), "Louisville Slugger" (hosiery only), "Reebok" (performance apparel), "Thrive" and "Umbro (performance equipment, footwear and apparel)" for specified product categories and, in some cases, specified channels. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risks Factors".

Governmental Regulations

We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, in connection with the sale of firearms in our stores, we must comply with a number of federal and state laws and regulations related to the sale of firearms, including the federal Brady Handgun Violence Prevention Act.

Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape, requires us to expend considerable resources.

Executive Officers of the Company

The current executive officers of the Company, and their prior business experience, are as follows:

Edward W. Stack – 58, has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Stack's father, Richard "Dick" Stack, retired from our then two store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

Joseph H. Schmidt – 53, became our President and Chief Operating Officer in February 2009. In 2008, Mr. Schmidt served as Executive Vice President and Chief Operating Officer responsible for all aspects of Store Operations, Real Estate & Development, Distribution and Transportation. Previously, Mr. Schmidt was our Executive Vice President - Operations, and before that Senior Vice President - Store Operations, a position he held beginning in 2005. Mr. Schmidt was Vice President -Store Operations beginning in 2001. Mr. Schmidt joined us in 1990 and has held various positions in store operations. From 1981 to 1990, he held various positions in store operations for Ames Department Stores, Inc.

Timothy E. Kullman – 57, joined Dick's Sporting Goods as Senior Vice President and Chief Financial Officer in April 2007 and was promoted to Executive Vice President - Finance, Administration and Chief Financial Officer in February 2008. Prior to joining Dick's, Mr. Kullman served as Chief Financial Officer of PetSmart (Nasdaq: PETM), a specialty pet retailer, since July 2002. Before joining PetSmart, Mr. Kullman was Executive Vice President and CFO for Hagemeyer North America Holdings, Inc., a wholly-owned division of a global distribution company based in the Netherlands and spent three years at Genuardi's Family Markets. Prior to that, he was Senior Vice President, CFO,

Secretary and Treasurer for Delchamps, Inc., a major grocery chain in the southeastern United States. Mr. Kullman also held senior financial positions with Farm Fresh Inc., Blue Cross Blue Shield of Michigan and Deloitte, Haskins & Sells, LLP. Mr. Kullman has announced his retirement but will remain with the Company until April 2013.

John G. Duken – 52, became our Executive Vice President, Global Merchandising in February 2012. For the previous four years, Mr. Duken served as Senior Vice President, Planning and Allocation. Prior to that role, he spent seven years in our store organization as a Regional Vice President and ultimately as Vice President - Operations over all regions. Mr. Duken joined Dick's in 1999 as Vice President - Operations of dsports.com. Before joining Dick's, Mr. Duken was Vice President of Operations for Good Guys, a specialty retailer of consumer electronics from 1994 to 1999. Prior to that, he was the General Operations Manager for Circuit City from 1984 to 1994. Mr. Duken holds a B.S. in Finance from the University of Southern California, Marshall School of Business.

David I. Mossé – 39, became our Chief Strategy Officer and General Counsel in February 2013. Previously, Mr. Mossé was our Senior Vice President - General Counsel and Corporate Secretary since 2010. Prior to joining the Company, Mr. Mossé served as Senior Counsel, Chief Compliance Officer and Investment Team Member of Trian Fund Management, LP, a private investment firm based in New York, NY, since 2005. Prior to that, he served as Vice President and Assistant General Counsel of Triarc Companies, Inc. (NYSE: WEN), a publicly traded holding company that, at the time, owned, among other businesses, the Arby's restaurant system. Mr. Mossé also spent several years as an attorney with the law firms Cravath, Swaine & Moore in New York, NY, where he began his career, and the Venture Law Group in Menlo Park, California. Mr. Mossé earned his BA from Duke University and his Juris Doctor from New York University School of Law.

Kathryn Sutter – 50, became our Senior Vice President - Human Resources in 2007 and was named an executive officer of the Company in 2008. Previously, Ms. Sutter was Vice President -Leadership and Organizational Development, a position she held since 2005. Prior to joining Dick's, Ms. Sutter was employed by Office Depot, Inc. (NYSE: ODP) as Vice President of Development and Global Learning from May 2002 through October 2004.

Joseph R. Oliver – 53, has served as our Senior Vice President and Chief Accounting Officer since April 2011 and prior to that he also served as Controller since November 2009. Previously, Mr. Oliver served as our Vice President and Controller since February 2006 and as our Director of Accounting from May 2000 to February 2006. Prior to joining Dick's, Mr. Oliver was employed by Dominion Resources, Inc. (NYSE: D) from 1983 to 2000 in various finance functions, most recently as Director of Accounting.

Lauren Hobart – 44, joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. Prior to that, Ms. Hobart spent 14 years with PepsiCo, Inc. (NYSE: PEP), most recently serving as Chief Marketing Officer for its Carbonated Soft Drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank.

Michele B. Willoughby – 47, has served as our Senior Vice President - eCommerce since 2010. She joined Dick's Sporting Goods in 2004 as Vice President, Planning and Allocation. Ms. Willoughby was promoted to Senior Vice President, Supply Chain in 2009 and Senior Vice President - eCommerce in 2010. Prior to joining Dick's Sporting Goods, Ms. Willoughby was employed by Kohl's Department Store (NYSE: KSS), where she held various positions in Merchandise Planning and Allocation from 1997 to 2004, most recently as Vice President, Planning and Allocation.

 ITEM 1A.  RISK FACTORS

Risks and Uncertainties

Our business is dependent on the general economic conditions in our markets and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect the Company's business, operations, liquidity, financial results and stock price.

Our operating results are affected by the relative condition of the U.S. economy. All of our stores are currently located within the United States, making our operating results highly dependent on U.S. consumer confidence and the health of the U.S. economy. While the national economy is experiencing some level of recovery from the recent downturn, we cannot predict how robust the recovery will be or whether or not it will be sustained. If the economic recovery continues to be slow, or if the economy experiences a prolonged period of decelerating or negative growth, our results of operations may be negatively impacted.

As a business that depends on consumer discretionary spending, the Company may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of continued job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, higher energy and fuel costs, reduced access to credit, falling home prices, lower consumer confidence, uncertainty or changes in tax policies and tax rates and uncertainty due to national or international security concerns. Decreases in same store sales, customer traffic or average value per transaction negatively affect the Company's financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to recent fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence, name recognition, and financial, marketing and other resources than us. We compete, directly or indirectly, with retailers from multiple categories, including stores and chains utilizing large format, traditional and specialty formats, mass merchants, and catalog, Internet-based and direct-sell retailers. We compete principally based on customer service, store location and appearance, and assortment, quality and availability of merchandise.

Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Increased competition in our current markets or the adoption or proliferation by competitors of innovative store formats, aggressive pricing strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, as the popularity and use of Internet sites continue to increase, our business faces increased competition from various domestic and international sources, including our suppliers. We may require significant capital in the future to sustain or grow our business, including our store and eCommerce operations, and there is no assurance that cash flow from operations will be sufficient to meet those needs or that additional sources of capital will be available on acceptable terms or at all.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and shopping patterns regarding sporting goods. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to continual change and evolution. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our new merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability. Conversely, shortages of items that prove popular could also impact our net sales. A major shift in consumer demand away from sporting goods generally could also have a material adverse effect on our business, results of operations and financial condition.

In addition, our customers are increasingly using computers, tablets, mobile phones and other devices to shop in our stores and online for our products. Omni-channel retailing is rapidly evolving and we must keep pace with consumer preferences and expectations. There are various risks relating to omni-channel retailing, including the need to keep pace with rapid technological change, internet security risks, risks of systems failure or inadequacy and increased competition. Further, governmental regulation of Internet-based commerce continues to evolve in areas such as taxation, privacy, data protection, copyrights, patents, mobile communications and the provision of online payment services. Unfavorable changes to regulations in these areas could harm our business.

Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to new store openings could severely limit our growth opportunities.

Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the number or quality of retail sites available to us. We cannot assure you that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company's business and standing with our customers.

The protection of our customer, associate and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personally identifiable information. Despite the security measures the Company has in place, its facilities and systems, and those of its third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

Our private brand offerings expose us to various risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and the ones that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable products we sell, the expansion of our private brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as: potential mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands, including in some instances certain sales minimums that if not met could cause us to lose the licensing rights or pay damages; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors' products, which may, in turn, adversely affect our relationship with our vendors. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

We rely on a single third-party provider to maintain and operate certain aspects of our www.DicksSportingGoods.com operations, and disruptions with the provider or in the services it provides to us could materially affect our reputation, operations or financial results.

We have contracted with a single third party to operate and host our DicksSportingGoods.com eCommerce website and provide related fulfillment and customer service. We rely on that party's operational, privacy and security procedures and controls to operate and host our Dick's eCommerce business. Failure by such third party to adequately service these aspects of our DicksSportingGoods.com eCommerce business could result in a prolonged disruption that affects our customers' ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and / or experience increased costs, which could materially affect our reputation, operations or financial results.

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

If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current senior secured revolving credit facility is not sufficient, we may have to obtain additional financing. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. Our liquidity or access to capital could also be adversely affected by unforeseen changes in the financial markets and global economy.

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

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks and that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include:

•
those relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;

•
those relating to the sale of firearms and ammunition;

•
those relating to the manner in which we advertise, market or sell our products;

•
labor and employment laws, including wage and hour laws;

•
those that prohibit, limit or impose additional actions or requirements to the sale in certain areas of certain products we offer, such as firearms, ammunition or knives;

•
tax laws or interpretations thereof;

•
data protection and privacy laws and regulations;

•
environmental laws;

•
customs or import laws and regulations; and

•
securities and exchange laws and regulations.

Failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

We depend on our suppliers, distributors and manufacturers to provide us with sufficient quantities of products in a timely fashion.

We purchase merchandise from approximately 1,200 vendors. In fiscal 2012, purchases from Nike represented approximately 17% of our merchandise purchases. Although in fiscal 2012 purchases from no other vendor represented 10% or more of our total purchases, our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise or obtain an adequate quantity that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profit margins. Further, to the extent our suppliers continue to be affected by ongoing economic uncertainty and other concerns relating to global economic conditions, it may have an adverse impact with respect to their respective inventory and production levels, customer incentives and vendor allowances, product quality, or ability to continue operations, all of which could ultimately have an adverse impact on our supply chain.

We may be subject to various types of litigation, including those relating to our sale of firearms and other claims, and our insurance may not be sufficient to cover damages related to those claims.

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

In addition, although we do not sell hand guns, assault weapons or automatic firearms, we do sell hunting rifles, semi-automatic hunting rifles and ammunition, which are products that are associated with an increased risk of injury and related lawsuits with respect to our performance of background checks on hunting rifle purchasers as mandated by state and federal law, or the improper use of hunting rifles and ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from hunting rifle manufacturers and retailers relating to the misuse of hunting rifles and ammunition. In addition, any improper or illegal use by our customers of ammunition or hunting rifles sold by us could have a negative impact on our reputation and business.

We may incur losses relating to claims filed against us, including costs associated with defending against them, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors and manufacturers, we cannot assure you that we will be able to collect payments sufficient to offset product liability losses or, in the case of our private brand products, where almost all of the manufacturing occurs outside the United States, that we will be able to collect anything at all. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

If our product costs are adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.

We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, most of our private brand merchandise is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. In addition, the U.S. periodically considers other restrictions on the importation of products obtained by our vendors and us. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' supplies or our private brand products manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor and other practices that vary from those commonly accepted in the U.S., we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Our product costs are also affected in part by the prices for raw materials used in said products. A substantial rise in the price of one or more raw materials used in our products could dramatically increase the costs associated with the manufacturing of merchandise that we purchase from our vendors for sale in our stores, as well as products manufactured for our private brands, which could cause the cost of our products to increase and could potentially have a negative impact on our sales and profitability.

Historically, political or economic instability in the countries from which our products originate has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations.

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

Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third party intellectual rights could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are manufactured or may be made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming to address, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of ownership or use of the intellectual property. As a result, any such claim or our failure to protect our intellectual property could have an adverse effect on our operating results.

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

Our Dick's and Golf Galaxy stores utilize a suite of applications from JDA for our core merchandising, allocation and replenishment systems. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. Any material disruption, malfunction or other similar problems in or with these systems could negatively impact our financial results and materially adversely affect our business operations.

We may be unable to attract, train, engage and retain qualified leaders and associates.

The training and development of our future leaders and key personnel is important to our long-term success. If we do not effectively implement our strategic and business planning processes to attract, retain, train and develop future leaders, our business may suffer. In addition, stores depend significantly on our ability to hire and retain quality associates, including store managers and sales associates. We plan to expand our associate base to manage our anticipated growth. The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. We are also dependent on the associates who staff our distribution centers, many of whom are skilled. We may be unable to meet our leadership needs or our labor needs. If we are unable to train and develop future leaders and key personnel, or hire and retain store-level and distribution center associates capable of providing a high level of customer service, our business could be materially adversely affected.

We rely on four distribution centers, and if there is a natural disaster or other serious disruption at one or more of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.

We currently operate a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, a 601,000 square foot distribution center in Smithton, Pennsylvania and a 624,000 square foot distribution center in Goodyear, Arizona. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause could damage a material portion of our inventory or impair our ability to adequately stock our stores and process returns of products to vendors, and could negatively affect our sales and profitability. In addition, as we grow, we may require additional distribution capacity, which could come in the form of expanding existing facilities or opening alternative or additional facilities. Any future expansions or other openings, could affect us in ways we cannot predict.

Poor performance of professional sports teams within our core regions of operation, as well as professional team lockouts or strikes, retirement of sports superstars or scandals involving sports superstars could adversely affect our financial results.

We sell a significant amount of professional sports team merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams. The poor performance by the professional sports teams within our core regions of operations, as well as professional team lockouts and strikes, could cause our financial results to fluctuate accordingly year over year. In addition, to the extent we use sports superstars to market our products and advertise our stores, the retirement of such individuals or scandals they may be implicated in could negatively impact our financial results.

The relative seasonality of our operations, along with the current geographic concentrations of our Dick's Stores, exposes us to certain risks.

A majority of our Dick's stores are located in the eastern half of the United States, which exposes us to various regional risks, including those relating to weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Abnormally warm weather conditions could reduce our sales of these items and cause a decrease in our profitability. The fourth quarter generated approximately 31% of our net sales for fiscal 2012. Poor performance during our fourth quarter, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

We may pursue strategic acquisitions or investments and the failure of an acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

We may from time to time acquire or invest in complementary companies or businesses. The success of such acquisitions or investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. There can be no assurance that our acquisitions or investments will produce the results that we expect at the time we enter into or we complete the transaction. For example, we may not be able to capitalize on previously anticipated synergies. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business. Acquisitions may also result in the diversion of our capital and our management's attention from other business issues and opportunities.

We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from other stockholders.

We have two classes of common stock: our common stock has one vote per share and our Class B common stock has 10 votes per share. As of February 2, 2013, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

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

Although our board of directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although we have authorized a five-year $1 billion share repurchase program, we are not obligated to make any purchases under the program and we may discontinue it at any time.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On May 7, 2012, the Company purchased its corporate headquarters building in Coraopolis, Pennsylvania, pursuant to a purchase option included in its pre-existing lease agreement. The Company is a direct tenant of Allegheny County Airport Authority pursuant to an underlying ground lease. The property consists of approximately 670,000 square feet of office space.

We currently lease a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia and a 601,000 square foot distribution center in Smithton, Pennsylvania. The terms of these leases expire in 2022, 2021 and 2025, respectively. During fiscal 2012, the Company completed construction of its 624,000 square foot distribution center in Goodyear, Arizona, which became operational in January 2013. The Company owns this distribution center.

We lease all of our stores. Initial lease terms are generally for ten years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site nine to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and in malls.

As of February 2, 2013, we operated 599 stores in 44 states. The following table sets forth the number of stores by state:

State	Dick's	Golf Galaxy	Total (1)
Alabama	10	-	10
Arizona	6	-	6
Arkansas	3	-	3
California	26	2	28
Colorado	13	2	15
Connecticut	10	1	11
Delaware	2	1	3
Florida	20	3	23
Georgia	16	-	16
Idaho	2	1	3
Illinois	23	7	30
Indiana	17	1	18
Iowa	4	1	5
Kansas	7	1	8
Kentucky	7	1	8
Louisiana	4	-	4
Maine	4	-	4
Maryland	13	3	16
Massachusetts	18	1	19
Michigan	20	1	21
Minnesota	8	4	12
Mississippi	5	-	5
Missouri	11	2	13
Nebraska	3	1	4
Nevada	1	1	2
New Hampshire	4	-	4
New Jersey	16	4	20
New Mexico	2	-	2
New York	35	5	40
North Carolina	27	5	32
Ohio	37	9	46
Oklahoma	7	2	9
Oregon	9	1	10
Pennsylvania	36	5	41
Rhode Island	2	-	2
South Carolina	11	-	11
Tennessee	14	1	15
Texas	18	6	24
Utah	5	1	6
Vermont	2	-	2
Virginia	24	4	28
Washington	3	-	3
West Virginia	6	-	6
Wisconsin	7	4	11

Total	518	81	599

(1)  Store count does not include our True Runner Stores.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND DIVIDEND POLICY

The shares of Dick's Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "DKS". The Company also has shares of Class B common stock outstanding, which are not listed or traded on any stock exchange or other market. Shares of our Class B common stock can be converted on a one-for-one basis to shares of our common stock at any time at the holder's option and are automatically converted upon other events. The following table shows the quarterly high and low closing sale prices per share of the Company's common stock as reported by the NYSE for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated.

Fiscal Quarter Ended	High	Low	Dividend (a)
April 28, 2012	$51.22	$40.80	$0.125
July 28, 2012	$51.14	$44.58	$0.125
October 27, 2012	$53.93	$48.59	$0.125
February 2, 2013	$53.01	$44.83	$2.125	(b)

Fiscal Quarter Ended	High	Low	Dividend
April 30, 2011	$42.04	$35.94	$-
July 30, 2011	$42.58	$35.67	$-
October 29, 2011	$39.79	$29.86	$-
January 28, 2012	$42.21	$34.64	$0.500	(c)
(a)
Quarterly cash dividend of $0.125 per share of common stock and Class B common stock paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 28, 2012 to stockholders of record on March 2, 2012, June 1, 2012, August 31, 2012 and November 30, 2012, respectively.

(b)
Includes a special cash dividend of $2.00 per share of common stock and Class B common stock paid on December 28, 2012 to stockholders of record on December 17, 2012.

(c)
First annual cash dividend of $0.50 per share of common stock and Class B common stock paid on December 28, 2011 to stockholders of record on December 7, 2011.

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 5, 2013 was 291 and 23, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to common stock repurchases made during the three months ended February 2, 2013.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 28, 2012 to November 24, 2012	154	$50.29	-	-
November 25, 2012 to December 29, 2012	1,562	$52.21	-	-
December 30, 2012 to February 2, 2013	2,256	$46.16	-	$-

Total	3,972	$48.70	-

(a)
Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

The information set forth under Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated herein.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2012, 2011, 2010, 2009 and 2008 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2012, 2011, 2010, 2009 and 2008 presented below under the caption "Store Data" have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2012, which includes 53 weeks.

The information set forth below should be read in conjunction with other sections of this report including Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes appearing elsewhere in this report.

	Fiscal Year
	2012	2011	2010	2009		2008
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$5,836,119	$5,211,802	$4,871,492	$4,412,835		$4,130,128
Cost of goods sold	3,998,956	3,616,921	3,422,462	3,195,899		2,946,079

Gross profit	1,837,163	1,594,881	1,449,030	1,216,936		1,184,049
Selling, general and administrative expenses (1)	1,297,413	1,148,268	1,129,293	972,025		928,170
Impairment of goodwill and other intangible assets (2)	-	-	-	-		164,255
Impairment of store assets (2)	-	-	-	-		29,095
Merger and integration costs	-	-	-	10,113		15,877
Pre-opening expenses	16,076	14,593	10,488	9,227		16,272

Income from operations	523,674	432,020	309,249	225,571		30,380
Impairment of available-for-sale investments (3)	32,370	-	-	-		-
Gain on sale of investment (4)	-	(13,900)	-	-		-
Gain on sale of asset (5)	-	-	-	-		(2,356)
Interest expense (6)	6,034	13,868	14,016	4,543		17,430
Other (income) expense	(4,555)	26	(2,278)	(2,148)		1,485

Income before income taxes	489,825	432,026	297,511	223,176		13,821
Provision for income taxes	199,116	168,120	115,434	87,817		53,686

Net income (loss)	$290,709	$263,906	$182,077	$135,359		$(39,865)

Per Common Share Data:
Earnings (loss) per common share — Basic	$2.39	$2.19	$1.57	$1.20		$(0.36)
Earnings (loss) per common share — Diluted	$2.31	$2.10	$1.50	$1.15		$(0.36)
Dividends declared per common share (7)	$2.50	$0.50	$-	$-		$-
Weighted average common shares outstanding:
Basic	121,629	120,232	116,236	113,184		111,662
Diluted	125,995	125,768	121,724	117,955		111,662
Store Data:
Same store sales increase (decrease) (8)	4.3%	2.0%	7.2%	(1.4%	)	(4.8% )
Number of stores at end of period	599	561	525	510		487
Total square footage at end of period	29,578,526	27,596,140	25,889,771	24,816,442		23,592,850
Net sales per square foot (9)	$193	$187	$185	$177		$186
Other Data:
Gross profit margin	31.5%	30.6%	29.7%	27.6%		28.7%
Selling, general and administrative expenses as a percentage of net sales	22.2%	22.0%	23.2%	22.0%		22.5%
Operating margin	9.0%	8.3%	6.3%	5.1%		0.7%
Inventory turnover (10)	3.33x	3.37x	3.39x	3.26x		3.06x
Depreciation and amortization	$125,096	$116,581	$110,394	$100,948		$90,732
Balance Sheet Data:
Inventories, net	$1,096,186	$1,014,997	$896,895	$895,776		$854,771
Working capital (11)	$595,121	$928,247	$715,787	$426,686		$436,741
Total assets	$2,887,807	$2,996,452	$2,597,536	$2,245,333		$1,961,846
Total debt including capital and financing lease obligations (6)	$16,275	$159,022	$140,841	$142,243		$181,543
Retained earnings	$911,704	$932,871	$730,468	$548,391		$413,032
Total stockholders' equity	$1,587,324	$1,632,745	$1,363,581	$1,083,227		$893,577

(1)
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

(2)
In fiscal 2008, the Company recorded non-cash impairment charges of $164.3 million attributable to the impairment of Golf Galaxy's goodwill and other intangible assets. The Company also recorded non-cash impairment charges of $29.1 million in connection with certain underperforming stores.

(3)
Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports.

(4)
Gain on sale of investment resulted from the sale of the Company's available-for-sale securities in GSI Commerce, Inc.

(5)
Gain on sale of asset resulted from the Company exercising a buy-out option on an aircraft lease and subsequently selling the aircraft.

(6)
Interest expense in fiscal 2012, 2011 and 2010 includes rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased in fiscal 2012 for $133.4 million, including closing costs. The Company's payment to purchase the building is reflected as a payment of its financing lease obligation in fiscal 2012.

(7)
Dividends declared per common share in fiscal 2011 represents the Company's first dividend of $0.50 per share of common stock and Class B common stock. Dividends declared per common share in fiscal 2012 represents quarterly dividends of $0.125, and one special cash dividend of $2.00, per share of common stock and Class B common stock.

(8)
A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location. Golf Galaxy stores were included in the full year same store sales calculation beginning in fiscal 2009. The Company's eCommerce business is included in the same store sales calculation beginning in fiscal 2010. The same store sales calculation for fiscal 2012 excludes sales during the 53rd week.

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

Overview

Dick's is an authentic full-line sports and fitness omni-channel retailer offering a broad assortment of high quality, competitively priced brand name sporting goods equipment, apparel and footwear in a specialty store environment. The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer ("Golf Galaxy"). As of February 2, 2013, we operated 518 Dick's stores in 44 states and 81 Golf Galaxy stores in 30 states, with approximately 29.6 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.

The primary factors that historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins. In the last five years, the Company has grown from 355 Dick's stores at the end of fiscal 2007 to 518 Dick's stores at the end of fiscal 2012. The Company continues to expand its presence through the opening of new stores and believes it has the potential to reach approximately 1,100 Dick's locations across the United States.

In order to monitor the Company's success, the Company's senior management monitors certain key performance indicators, including:

•
Consolidated same store sales performance – Fiscal 2012 consolidated same store sales increased 4.3% compared to a 2.0% increase in fiscal 2011. The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion and omni-channel development programs.

•
Operating cash flow – The Company generated $438.3 million of cash flow from operations in fiscal 2012 compared to $410.4 million in fiscal 2011. See the "Liquidity and Capital Resources" section herein for further discussion of the Company's cash flows. The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases.

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

Executive Summary

•
Net income for the 53 weeks ended February 2, 2013 increased 10% to $290.7 million, or $2.31 per diluted share, as compared to net income of $263.9 million, or $2.10 per diluted share, during the 52 weeks ended January 28, 2012.

  •
  Fiscal 2012 net income included a charge of $27.6 million, net of tax, or $0.22 per diluted share related to the Company's impairment of its investment in JJB Sports plc ("JJB Sports").

  •
  Fiscal 2011 net income included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share and an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during fiscal 2010.

•
Net sales increased 12% to $5,836.1 million in fiscal 2012 from $5,211.8 million in fiscal 2011 due primarily to a 4.3% increase in consolidated same store sales on a 52-week to 52-week basis, growth of our store network and the inclusion of the 53rd week of sales.

•
Gross profit increased to 31.48% in fiscal 2012 as a percentage of net sales from 30.60% in fiscal 2011 due primarily to leverage of fixed occupancy costs and higher merchandise margins.

•
In fiscal 2012, the Company:

  •
  Declared aggregate cash dividends of $2.50 per share, including a special cash dividend in the amount of $2.00 per share.

  •
  Augmented its private brand portfolio through the acquisition of the Top-Flite brand. The Company acquired all Top-Flite trademarks and service marks world-wide.

    •
    Made a £20 million investment in JJB Sports, purchasing £18.75 million of junior secured convertible notes and 12.5 million ordinary shares of JJB Sports for £1.25 million, for a total investment of $32.0 million. The Company fully impaired its investment in its second fiscal quarter, as further described in Note 15 to the Consolidated Financial Statements.

    •
    Purchased its corporate headquarters building for $133.4 million, which included closing costs. The Company funded the purchase with cash on hand.

    •
    Completed its previously announced share repurchase program. In total, the Company repurchased 4.0 million shares of its common stock for approximately $200 million. The Company funded the repurchase program from cash on hand.

    •
    Agreed to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for $24.5 million.

    •
    Completed construction of a fourth distribution center in Goodyear, Arizona, which we expect will increase the Company's total distribution capacity to approximately 750 stores. This distribution center became operational in January 2013.

Results of Operations

The following table presents for the periods indicated selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	2012 (A)	2011	2010	2011-2012 (A)	2010-2011
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	68.52	69.40	70.25	(88)	(85)

Gross profit	31.48	30.60	29.75	88	85
Selling, general and administrative expenses (3)	22.23	22.03	23.18	20	(115)
Pre-opening expenses (4)	0.28	0.28	0.22	0	6

Income from operations	8.97	8.29	6.35	68	194
Impairment of available-for-sale investments (5)	0.55	-	-	55	-
Gain on sale of investment (6)	-	(0.27)	-	27	(27)
Interest expense (7)	0.10	0.27	0.29	(17)	(2)
Other (income) expense (8)	(0.08)	-	(0.05)	(8)	5

Income before income taxes	8.39	8.29	6.11	10	218
Provision for income taxes	3.41	3.23	2.37	18	86

Net income	4.98%	5.06%	3.74%	(8)	132

(A)
Column does not add due to rounding.

(1)
Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales is recognized upon shipment of merchandise. Service-related revenue is recognized as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Income within selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption becomes remote.

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

(5)
Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports.

(6)
Gain on sale of investment resulted from the sale of the Company's available-for-sale securities in GSI Commerce, Inc.

(7)
Interest expense primarily includes rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased on May 7, 2012.

(8)
Results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

Fiscal 2012 (53 weeks) Compared to Fiscal 2011 (52 weeks)

Net Income

The Company reported net income for the year ended February 2, 2013 of $290.7 million, or $2.31 per diluted share, as compared to net income of $263.9 million, or $2.10 per diluted share, in fiscal 2011. Fiscal 2012 net income included a charge of $27.6 million, net of tax, or $0.22 per diluted share related to the Company's impairment of its investment in JJB Sports. Additionally, fiscal 2012 included approximately $0.03 per diluted share for the 53rd week. Fiscal 2011 net income included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share and an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during fiscal 2010.

Net Sales

Net sales increased 12% to $5,836.1 million in fiscal 2012 from $5,211.8 million in fiscal 2011 due primarily to a 4.3% increase in consolidated same store sales on a 52-week to 52-week basis, growth of our store network and the inclusion of the 53rd week of sales. The 4.3% consolidated same store sales increase consisted of a 2.4% increase at Dick's Sporting Goods stores, a 5.5% increase at Golf Galaxy and a 48.5% increase in the Company's eCommerce business. The inclusion of the eCommerce business resulted in an increase of approximately 166 basis points to the Company's consolidated same store sales calculation for fiscal 2012.

The increase in consolidated same store sales was broad based, with larger increases in athletic apparel, hunting, athletic footwear, golf, accessories and team sports, partially offset by a sales decrease in outerwear and cold weather accessories due to a second consecutive warm winter season and a decline in sales of large fitness equipment, like treadmills and ellipticals. The same store sales increase at Dick's stores was driven by an increase in sales per transaction of approximately 3.3%, offset by a decrease in transactions of approximately 0.9% at Dick's stores. Every 1% change in consolidated same store sales would have impacted fiscal 2012 earnings before income taxes by approximately $17 million.

Store Count

During 2012, we opened 38 new Dick's stores, relocated five Dick's stores and repositioned one Golf Galaxy store, resulting in an ending store count of 599 stores with approximately 29.6 million square feet in 44 states.

Income from Operations

Income from operations increased $91.7 million to $523.7 million in fiscal 2012 from $432.0 million in fiscal 2011.

Gross profit increased 15% to $1,837.2 million in fiscal 2012 from $1,594.9 million in fiscal 2011. As a percentage of net sales, gross profit increased to 31.48% in fiscal 2012 from 30.60% in fiscal 2011. The 88 basis point increase is due primarily to a 58 basis point decrease in fixed occupancy costs resulting primarily from the leverage on the increase in sales compared to last year, including 13 basis points due to the inclusion of sales from the 53rd week and merchandise margin expansion of 40 basis points that resulted from our continued inventory management efforts. Every 10 basis point change in merchandise margin would have impacted fiscal 2012 earnings before income taxes by approximately $6 million.

Selling, general and administrative expenses increased 13% to $1,297.4 million in fiscal 2012 from $1,148.3 million in fiscal 2011, representing a 20 basis point increase as a percentage of net sales. Administrative expenses increased 54 basis points as a percentage of net sales as a result of payroll increases relative to sales, charitable contributions made this fiscal year and last year's partial reversal of previously accrued litigation settlement costs. Higher administrative expenses were substantially offset by a 16 basis point reduction in both store payroll expenses and advertising expenses from fiscal 2011 due to leverage on the increase in net sales this year.

Pre-opening expenses increased $1.5 million to $16.1 million in fiscal 2012 from $14.6 million in fiscal 2011. Pre-opening expenses were for the opening of 38 new Dick's stores as well as the relocation of five Dick's stores and the repositioning of one Golf Galaxy store in fiscal 2012 compared to the opening of 36 new Dick's stores as well as the relocation of one Golf Galaxy store in fiscal 2011. Pre-opening expenses in any year fluctuate depending on the timing and number of store openings and relocations.

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in fiscal 2011 resulting from the sale of the Company's remaining investment in GSI Commerce, Inc., the Company's eCommerce service provider.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments was $32.4 million in fiscal 2012 resulting from the full impairment of the Company's investment in JJB Sports, as further described in Note 15 to the Consolidated Financial Statements.

Interest Expense

Interest expense totaled $6.0 million for fiscal 2012 compared to $13.9 million for fiscal 2011. Interest expense included rent payments under the Company's financing lease for its corporate headquarters building for fiscal 2012 and fiscal 2011 of $2.9 million and $10.6 million, respectively. The decrease in interest expense reflected the Company's purchase of its corporate headquarters building on

May 7, 2012, as further described in Note 7 to the Consolidated Financial Statements. The Company did not have any borrowings under its revolving credit facility in fiscal 2012 or 2011.

Income Taxes

The Company's effective tax rate was 40.7% for fiscal 2012 as compared to 38.9% for fiscal 2011. The Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset related to a $32.4 million net capital loss carry-forward resulting from the impairment of its investment in JJB Sports, as the Company does not believe that it is "more likely than not" that the Company will generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

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

Net Sales

Net sales increased 7% to $5,211.8 million in fiscal 2011 from $4,871.5 million in fiscal 2010 due primarily to a 2.0% increase in consolidated same store sales and the growth of our store network. The 2.0% consolidated same store sales increase consisted of a 0.8% increase in Dick's Sporting Goods stores, a 4.3% increase in Golf Galaxy and a 36.4% increase in eCommerce. The inclusion of the eCommerce business resulted in an increase of approximately 100 basis points to the Company's consolidated same store sales calculation for fiscal 2011.

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

Gross profit increased 10% to $1,594.9 million in fiscal 2011 from $1,449.0 million in fiscal 2010. As a percentage of net sales, gross profit increased to 30.60% in fiscal 2011 from 29.75% in fiscal 2010. The 85 basis point increase is due primarily to a 68 basis point increase in merchandise margin that resulted from our continued inventory management efforts, evidenced by less clearance activity compared with last year and changes in sales mix at our Dick's stores. Gross profit was further impacted by a 36 basis point decrease in fixed occupancy costs resulting primarily from leverage on the increase in consolidated same store sales compared to fiscal 2010. Every 10 basis point change in merchandise margin would have impacted fiscal 2011 earnings before income taxes by approximately $5 million.

Selling, general and administrative expenses increased 2% to $1,148.3 million in fiscal 2011 from $1,129.3 million in fiscal 2010, but decreased as a percentage of net sales by 115 basis points. Fiscal 2010 included expenses totaling $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores, which contributed 34 basis points as a percentage of net sales to the total decrease. During the third quarter of 2011, the Company transferred funds in final satisfaction of its obligations under a court approved settlement of a wage and hour class action lawsuit. The settlement funding was $2.1 million lower than the previous estimate of $10.8 million, recognized in fiscal 2010. In total, this legal settlement contributed 26 basis points to the decrease in selling, general and administrative expenses from fiscal 2010. As a percentage of net sales, advertising and store payroll expenses decreased 20 basis points and 17 basis points from fiscal 2010, respectively, due to leverage on the increase in net sales in fiscal 2011.

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

Gain on Sale of Investment

Gain on sale of investment was $13.9 million in fiscal 2011 resulting from the sale of the Company's remaining investment in GSI Commerce, Inc., the Company's eCommerce service provider.

Interest Expense

Interest expense totaled $13.9 million for fiscal 2011 compared to $14.0 million for fiscal 2010. Interest expense for fiscal 2011 and fiscal 2010 included $10.6 million related to rent payments under the Company's financing lease for its corporate headquarters building. The Company did not make any borrowings under its revolving credit facility in fiscal 2011 or 2010.

Income Taxes

The Company's effective tax rate was 38.9% for fiscal 2011 as compared to 38.8% for fiscal 2010.

Liquidity and Capital Resources

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities. Net cash provided by operating activities for fiscal 2012 was $438.3 million compared to $410.4 million for fiscal 2011. Net cash from operating, investing and financing activities are discussed further below.

The Company has a $500 million revolving credit facility, including up to $100 million in the form of letters of credit, in the event further liquidity is needed. Under the credit agreement governing the facility (the "Credit Agreement"), subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

The Credit Agreement, which matures on December 5, 2016, is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts and other personal property of the Company and is guaranteed by certain of the Company's domestic subsidiaries.

The interest rates per annum applicable to loans under the Credit Agreement are, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage.

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

There were no outstanding borrowings under the Credit Agreement as of February 2, 2013 or January 28, 2012. As of February 2, 2013 and January 28, 2012, total remaining borrowing capacity, after subtracting letters of credit, was $488.7 million and $478.8 million, respectively.

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

Store and distribution infrastructure – The Company completed its plan to open 38 new Dick's stores, relocate five Dick's stores and reposition one Golf Galaxy store during fiscal 2012, all of which the Company leased.

Additionally, the Company completed construction of its 624,000 square foot distribution center in Goodyear, Arizona during fiscal 2012. The distribution center became operational in January 2013 and is expected to increase the Company's total distribution capacity to approximately 750 stores. The Company owns this distribution center.

Share repurchases – On January 11, 2012, the Company's Board of Directors authorized a one-year share repurchase program of up to $200 million of the Company's common stock, which was completed on May 14, 2012. During fiscal 2012, the Company repurchased 4.0 million shares of its common stock for $198.8 million.

Strategic investments

•
On March 30, 2012, the Company purchased the intellectual property rights to the Top-Flite brand from Callaway Golf Company for $20.0 million. The intellectual property rights acquired include all Top-Flite trademarks and service marks world-wide.

•
On April 27, 2012, the Company made a £20 million investment in JJB Sports. Under the terms of the JJB Sports agreement, the Company purchased £18.75 million in junior secured convertible notes and 12.5 million ordinary shares of JJB Sports for £1.25 million, for a total cash outlay of $32.0 million.

•
On August 1, 2012, the Company agreed to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for $24.5 million. The Company previously licensed these rights since 2007. The Company made an initial $10.0 million payment on August 1, 2012.

Corporate headquarters – On May 7, 2012, the Company purchased its corporate headquarters building which it had previously leased, for $133.4 million, including closing costs. The Company financed this purchase with cash on hand.

Dividends – During the fiscal year ended February 2, 2013, the Company paid $307.0 million of dividends to its stockholders, including a special dividend in the amount of $2.00 per share. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Fiscal 2013

•
The Company currently expects capital expenditures, net of deferred construction allowances and proceeds from sale-leaseback transactions, to be approximately $258 million in fiscal 2013. The Company plans to make substantial capital investments in its business in fiscal 2013 compared to fiscal 2012. These investments include growing our omni-channel platform, implementing new systems, developing new retail concepts and store-related capital expenditures. Store-related capital expenditures are expected to nearly double from fiscal 2012, due to anticipated investments in new and relocated stores and further upgrades to some of our existing stores to improve the shopping experience for our customers.

  •
  The Company plans to open approximately 40 new Dick's stores and relocate one Dick's store during fiscal 2013. The Company also expects to open one new Golf Galaxy store and relocate one Golf Galaxy store in fiscal 2013, both of which will be in a new, larger format. The Company plans to lease all of these stores.

  •
  The Company expects to open two new True Runner stores and two new Field & Stream stores in 2013. The Company plans to lease all of these stores.

  •
  The Company plans to fully remodel four Dick's stores in 2013. We did not remodel any stores in 2012 as we were finalizing our new prototype store.

  •
  The Company plans to partially remodel 75 Dick's stores in 2013. The partial remodel will focus on strategic growth categories, and when completed, will feature Nike and Under Armour shops.

  •
  In 2013, we plan to accelerate the pace of new vendor shops by adding approximately 100 Nike Fieldhouse shops, 70 Under Armour All American shops and 65 adidas shops. We are also working closely with The North Face to add new shops in conjunction with store remodels as well as elevate their branding in our seasonally expanded shops.

  •
  We plan to install shared service footwear decks in all new and fully remodeled stores in 2013.

•
On March 7, 2013, our Board authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. The Company currently expects to finance the repurchases from cash on hand and if necessary, availability under its Credit Agreement.

•
The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2013. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Changes in cash and cash equivalents are as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net cash provided by operating activities	$438,284	$410,421	$389,967
Net cash used in investing activities	(324,354)	(199,616)	(161,135)
Net cash (used in) provided by financing activities	(503,112)	(22,451)	91,591
Effect of exchange rate changes on cash	(6)	(4)	18

Net (decrease) increase in cash and cash equivalents	$(389,188)	$188,350	$320,441

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

Cash provided by operating activities increased $27.9 million in fiscal 2012 to $438.3 million. The increase in cash provided by operating activities is due primarily to a $26.8 million increase in net income, an increase in operating assets and liabilities of $6.3 million, offset by a $5.2 million decrease in non-cash items. The increase in operating assets and liabilities year-over-year is primarily due to the following:

•
Cash flows provided by changes in inventory and accounts payable decreased $50.6 million compared to fiscal 2011. Fiscal 2012 accounts payable was lower due to the timing of inventory receipts resulting from the calendar shift caused by the 53rd week.

•
Changes in accrued expenses for fiscal 2012 improved operating cash flows by $15.8 million compared to fiscal 2011. The change was primarily due to higher employee-related liabilities and additional retirement plan Company matching contributions from the end of fiscal 2010 that were subsequently paid in fiscal 2011 compared to those balances accrued at the end of fiscal 2011 and subsequently paid in fiscal 2012.

•
Changes in income taxes payable/receivable for fiscal 2012 improved operating cash flows by $37.4 million compared to the same period in fiscal 2011. Income tax payments in 2012 were favorably impacted by the timing of implementation of a tax election to deduct certain repair and maintenance costs.

Investing Activities

Cash used in investing activities during fiscal 2012 increased by $124.7 million, to $324.4 million. The Company's gross capital expenditures were $219.0 million during fiscal 2012 compared to $201.8 million during fiscal 2011, which related primarily to the opening of new and relocated stores, construction of the Company's new distribution center in Goodyear, Arizona and investments in existing store locations and information systems. The Company opened 38 Dick's stores, relocated five Dick's stores and relocated one Golf Galaxy store during fiscal 2012, compared to opening 36 Dick's stores, remodeling 14 Dick's stores, and relocating one Golf Galaxy store in fiscal 2011. The remaining increase in cash used was due primarily to the Company's strategic investments.

Financing Activities

Cash used in financing activities during fiscal 2012 totaled $503.1 million, compared to $22.5 million in fiscal 2011. The increase in cash used primarily reflects the impact of the Company's stockholder return initiatives, including its share repurchase program and cash dividend payments as well as the Company's purchase of its corporate headquarters building for $133.4 million, including closing costs, which was recognized as a financing lease prior to the Company's exercise of its purchase option on May 7, 2012. These uses of cash were partially offset by higher proceeds from exercises of stock options.

Off-Balance Sheet Arrangements

The Company's off-balance sheet contractual obligations and commercial commitments as of February 2, 2013 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company's material contractual obligations, including both on and off-balance sheet arrangements, in effect at February 2, 2013, and the timing and effect that such commitments are expected to have on the Company's liquidity and capital requirements in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Capital lease obligations (see Note 7)	$15,624	$8,419	$1,666	$1,001	$4,538
Other long-term debt	651	94	209	239	109
Interest payments	4,761	865	1,252	1,049	1,595
Operating lease obligations (see Note 8) (a)	3,323,909	432,329	873,080	772,857	1,245,643
Unrecognized tax benefits (b)	5,430	5,430	-	-	-
Naming rights, marketing, and other commitments (see Note 14)	127,892	66,753	29,018	6,356	25,765
Future minimum guaranteed contractual payments (see Note 14)	49,131	16,017	18,614	5,500	9,000

Total contractual obligations	$3,527,398	$529,907	$923,839	$787,002	$1,286,650

(a)
Amounts include the direct lease obligations, excluding any taxes, insurance and other related expenses.

(b)
Excludes $7,467 of accrued liability for unrecognized tax benefits as we can not reasonably estimate the timing of settlement. These payments include interest and penalties.

The note references above are to the notes to Consolidated Financial Statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at February 2, 2013:

	Total	Less than 1 year
	(Dollars in thousands)
Other commercial commitments:
Documentary letters of credit	$-	$-
Standby letters of credit	11,256	11,256

Total other commercial commitments	$11,256	$11,256

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

Goodwill and Intangible Assets

Goodwill, indefinite-lived and other finite-lived intangible assets are reviewed for impairment on an annual basis, or whenever circumstances indicate that a decline in value may have occurred. Our evaluation for impairment requires accounting judgments and financial estimates in determining the fair value of the reporting unit. If these judgments or estimates change in the future, we may be required to record impairment charges for these assets.

When evaluating goodwill for impairment, we first perform a qualitative assessment to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to step one of the two-step goodwill impairment test, in which we compare the fair value of the reporting unit to its carrying value. If not, then performance of the two-step goodwill impairment test is not necessary. If the carrying value of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. This includes valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities.

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

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition or liquidity in future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains a revolving credit facility to support potential liquidity and capital needs. Our interest rate under the Credit Agreement is benchmarked to, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. There were no borrowings under the Credit Agreement or the Company's prior revolving credit facility in fiscal 2012 or 2011.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. We had cash equivalent investments at February 2, 2013 and January 28, 2012, totaling $259.0 million and $74.6 million, respectively. Since these investments are short term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments. During fiscal 2012 and 2011, a hypothetical 10% increase or decrease in interest rates would not have materially affected our Consolidated Financial Statements.

Impact of Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with inflation.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2013, the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 2, 2013.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2013 of the Company and our report dated March 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 22, 2013

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)
Directors of the Company

  Information relative to Directors of the Company is set forth under the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders ("2013 Proxy Statement") and is incorporated herein by reference.

(b)
Executive Officers of the Company

  Information with respect to Executive Officers of the Company is set forth in Part I, Item 1.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement and is incorporated herein by reference.

(d)
The Company has adopted a code of ethics entitled "The Rules of the Game: The Dick's Sporting Goods Code of Business Conduct and Ethics" that applies to all of its employees, including Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company's website at http://www.dickssportinggoods.com/investors. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a current report on Form 8-K filed with the SEC. The Company's website does not form a part of this report.

(e)
Information on our audit committee and the audit committee financial expert is set forth under the section captioned "What Committees has the Board established" in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions "Executive Compensation ", "Compensation Committee Interlocks and Insider Participation" and "Election of Directors — How are directors compensated?" in the Company's 2013 Proxy Statement. The information under the caption "Executive Compensation — Compensation Committee Report" shall not be deemed "soliciting material," or to be "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's 2013 Proxy Statement. The following table summarizes information, as of February 2, 2013 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	6,824,522 (2)	$24.48	13,005,717 (3)
Equity compensation plans not approved by security holders	-		-

Total	6,824,522		13,005,717

(1)
Represents outstanding awards pursuant to the Company's 2002 Amended and Restated Stock and Incentive Plan, 2012 Stock and Incentive Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

(2)
Upon adoption of the Company's 2012 Stock and Incentive Plan, the common stock available under the 2002 Amended and Restated Stock and Incentive Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan became available for issuance under the 2012 Stock and Incentive Plan. Represents shares of common stock. Shares of Class B Common Stock are not generally authorized for issuance under the 2012 Stock and Incentive Plan.

(3)
Any shares of common stock that are subject to any award (e.g. options, stock appreciation rights, restricted stock, restricted stock units or performance stock) pursuant to the 2012 Stock and Incentive Plan will count against the aggregate number of shares of common stock that may be issued as one share for every share issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors – How does the Board determine which directors are considered independent?" in the Company's 2013 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption "Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2013 Proxy Statement.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.  The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 46 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule.  The consolidated financial statement schedule to be filed hereunder is included on page 77 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on pages 78 to 82 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick's Sporting Goods, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 22, 2013

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$5,836,119	$5,211,802	$4,871,492
Cost of goods sold, including occupancy and distribution costs	3,998,956	3,616,921	3,422,462

GROSS PROFIT	1,837,163	1,594,881	1,449,030
Selling, general and administrative expenses	1,297,413	1,148,268	1,129,293
Pre-opening expenses	16,076	14,593	10,488

INCOME FROM OPERATIONS	523,674	432,020	309,249
Impairment of available-for-sale investments	32,370	-	-
Gain on sale of investment	-	(13,900)	-
Interest expense	6,034	13,868	14,016
Other (income) expense	(4,555)	26	(2,278)

INCOME BEFORE INCOME TAXES	489,825	432,026	297,511
Provision for income taxes	199,116	168,120	115,434

NET INCOME	$290,709	$263,906	$182,077

EARNINGS PER COMMON SHARE:
Basic	$2.39	$2.19	$1.57
Diluted	$2.31	$2.10	$1.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	121,629	120,232	116,236
Diluted	125,995	125,768	121,724
Cash dividends declared per share	$2.50	$0.50	$-

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
NET INCOME	$290,709	$263,906	$182,077
OTHER COMPREHENSIVE LOSS
Unrealized (loss) gain on securities available-for-sale, net of tax	(27,636)	2,119	(250)
Reclassification adjustment for impairment of securities available-for-sale, net of tax	27,636	-	-
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of tax	-	(8,738)	-
Foreign currency translation adjustment, net of tax	(6)	(4)	18

COMPREHENSIVE INCOME	$290,703	$257,283	$181,845

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$345,214	$734,402
Accounts receivable, net	34,625	38,338
Income taxes receivable	15,737	4,113
Inventories, net	1,096,186	1,014,997
Prepaid expenses and other current assets	73,838	64,213
Deferred income taxes	30,289	12,330

Total current assets	1,595,889	1,868,393

PROPERTY AND EQUIPMENT, NET	840,135	775,896
CONSTRUCTION IN PROGRESS — LEASED FACILITIES	-	2,138
INTANGIBLE ASSETS, NET	98,903	50,490
GOODWILL	200,594	200,594
OTHER ASSETS:
Deferred income taxes	4,382	12,566
Other	147,904	86,375

Total other assets	152,286	98,941

TOTAL ASSETS	$2,887,807	$2,996,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$507,247	$510,398
Accrued expenses	269,900	264,073
Deferred revenue and other liabilities	146,362	128,765
Income taxes payable	68,746	29,484
Current portion of other long-term debt and leasing obligations	8,513	7,426

Total current liabilities	1,000,768	940,146

LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	7,762	151,596
Non-cash obligations for construction in progress — leased facilities	-	2,138
Deferred income taxes	7,413	-
Deferred revenue and other liabilities	284,540	269,827

Total long-term liabilities	299,715	423,561

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	-	-
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 102,159,192 and 96,403,602 at February 2, 2013 and January 28, 2012, respectively; outstanding shares 98,104,692 and 96,373,002 at February 2, 2013 and January 28, 2012, respectively	981	964
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,900,870 and 24,960,870 at February 2, 2013 and January 28, 2012, respectively	249	250
Additional paid-in capital	874,236	699,766
Retained earnings	911,704	932,871
Accumulated other comprehensive income	112	118
Treasury stock, at cost, 4,054,500 and 30,600 at February 2, 2013 and January 28, 2012, respectively	(199,958)	(1,224)

Total stockholders' equity	1,587,324	1,632,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,887,807	$2,996,452

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock						Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Retained Earnings		Treasury Stock
	Shares	Dollars	Shares	Dollars					Total
BALANCE, January 30, 2010	89,772,740	$898	25,035,870	$250	$526,715	$548,391	$6,973	$-	$1,083,227
Exchange of Class B common stock for common stock	75,000	-	(75,000)	-	-	-	-	-	-
Exercise of stock options	3,921,238	40	-	-	52,912	-	-	-	52,952
Net income	-	-	-	-	-	182,077	-	-	182,077
Stock-based compensation	-	-	-	-	24,828	-	-	-	24,828
Total tax benefit from exercise of stock options	-	-	-	-	20,729	-	-	-	20,729
Foreign currency translation adjustment, net of taxes of $11	-	-	-	-	-	-	18	-	18
Unrealized loss on securities available-for-sale, net of taxes of $148	-	-	-	-	-	-	(250)	-	(250)

BALANCE, January 29, 2011	93,768,978	$938	24,960,870	$250	$625,184	$730,468	$6,741	$-	$1,363,581
Exercise of stock options	2,420,960	24	-	-	33,074	-	-	-	33,098
Restricted stock vested	304,068	3	-	-	(3)	-	-	-	-
Minimum tax withholding requirements	(90,404)	(1)	-	-	(3,574)	-	-	-	(3,575)
Net income	-	-	-	-	-	263,906	-	-	263,906
Stock-based compensation	-	-	-	-	23,919	-	-	-	23,919
Total tax benefit from exercise of stock options	-	-	-	-	21,166	-	-	-	21,166
Foreign currency translation adjustment, net of taxes of $2	-	-	-	-	-	-	(4)	-	(4)
Unrealized gain on securities available-for-sale, net of taxes of $1,266	-	-	-	-	-	-	2,119	-	2,119
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $5,162	-	-	-	-	-	-	(8,738)	-	(8,738)
Purchase of shares for treasury	(30,600)	-	-	-	-	-	-	(1,224)	(1,224)
Cash dividend declared	-	-	-	-	-	(61,503)	-	-	(61,503)

BALANCE, January 28, 2012	96,373,002	$964	24,960,870	$250	$699,766	$932,871	$118	$(1,224)	$1,632,745
Exchange of Class B common stock for common stock	60,000	1	(60,000)	(1)	-	-	-	-	-
Exercise of stock options	5,431,053	54	-	-	78,231	-	-	-	78,285
Restricted stock vested	381,128	3	-	-	(3)	-	-	-	-
Minimum tax withholding requirements	(116,591)	(1)	-	-	(5,517)	-	-	-	(5,518)
Net income	-	-	-	-	-	290,709	-	-	290,709
Stock-based compensation	-	-	-	-	32,181	-	-	-	32,181
Total tax benefit from exercise of stock options	-	-	-	-	69,578	-	-	-	69,578
Foreign currency translation adjustment, net of taxes of $4	-	-	-	-	-	-	(6)	-	(6)
Unrealized loss on securities available-for-sale, net of taxes of $4,734	-	-	-	-	-	-	(27,636)	-	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of taxes of $4,734	-	-	-	-	-	-	27,636	-	27,636
Purchase of shares for treasury	(4,023,900)	(40)	-	-	-	-	-	(198,734)	(198,774)
Cash dividends declared	-	-	-	-	-	(311,876)	-	-	(311,876)

BALANCE, February 2, 2013	98,104,692	$981	24,900,870	$249	$874,236	$911,704	$112	$(199,958)	$1,587,324

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,709	$263,906	$182,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,096	116,581	110,394
Impairment of available-for-sale investments	32,370	-	-
Deferred income taxes	(2,362)	25,152	18,005
Stock-based compensation	32,181	23,919	24,828
Excess tax benefit from exercise of stock options	(64,767)	(20,768)	(22,177)
Tax benefit from exercise of stock options	4,864	664	1,281
Other non-cash items	372	1,382	1,538
Gain on sale of investment	-	(13,900)	-
Changes in assets and liabilities:
Accounts receivable	(4,328)	(3,350)	9,265
Inventories	(81,189)	(118,102)	(1,119)
Prepaid expenses and other assets	(8,693)	(9,174)	(1,970)
Accounts payable	(13,588)	73,950	(2,251)
Accrued expenses	(5,576)	(21,410)	23,965
Income taxes payable / receivable	92,352	54,923	11,796
Deferred construction allowances	28,691	26,678	11,170
Deferred revenue and other liabilities	12,152	9,970	23,165

Net cash provided by operating activities	438,284	410,421	389,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(219,026)	(201,807)	(159,067)
Purchase of JJB Sports convertible notes and equity securities	(31,986)	-	-
Proceeds from sale of investment	-	14,140	-
Proceeds from sale-leaseback transactions	3,406	21,126	19,953
Deposits and purchases of other assets	(76,748)	(33,075)	(22,021)

Net cash used in investing activities	(324,354)	(199,616)	(161,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(145,322)	(995)	(934)
Construction allowance receipts	-	-	-
Proceeds from exercise of stock options	78,285	33,098	52,952
Excess tax benefit from exercise of stock options	64,767	20,768	22,177
Minimum tax withholding requirements	(5,518)	(3,575)	-
Cash paid for treasury stock	(198,774)	(1,224)	-
Cash dividends paid to stockholders	(306,972)	(60,460)	-
Increase (decrease) in bank overdraft	10,422	(10,063)	17,396

Net cash (used in) provided by financing activities	(503,112)	(22,451)	91,591

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	(4)	18

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(389,188)	188,350	320,441
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,402	546,052	225,611

CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,214	$734,402	$546,052

Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$-	$2,138	$-
Accrued property and equipment	$23,772	$6,199	$8,905
Accrued deposits and purchases of other assets	$15,000	$-	$-
Cash paid during the year for interest	$5,352	$12,488	$12,384
Cash paid during the year for income taxes	$117,387	$84,749	$85,230

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations – Dick's Sporting Goods, Inc. (together with its subsidiaries, the "Company") is an authentic, full-line sports and fitness omni-channel retailer offering a broad assortment of high-quality, competitively priced brand name sporting goods equipment, apparel and footwear in a specialty store environment.

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2012, 2011, and 2010 ended on February 2, 2013, January 28, 2012, and January 29, 2011, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2012, which includes 53 weeks.

Principles of Consolidation – The Consolidated Financial Statements include Dick's Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments and totaled $259.0 million and $74.6 million at February 2, 2013 and January 28, 2012, respectively. Interest income from cash equivalents was $1.0 million, $0.3 million, and $0.5 million for fiscal 2012, 2011 and 2010, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 2, 2013 and January 28, 2012 include $91.7 million and $81.6 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consists principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $2.7 million and $2.4 million as of February 2, 2013 and January 28, 2012, respectively.

Inventories – Inventories are stated at the lower of weighted average cost or market. Inventory cost consists of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $78.5 million and $69.2 million at February 2, 2013 and January 28, 2012, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years

For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lives of the assets or the lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Depreciation expense was $123.3 million, $111.7 million, and $106.1 million for fiscal 2012, 2011 and 2010, respectively.

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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company assesses the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine if the fair value of the reporting unit is "more likely than not" less than the carrying value. If so, we proceed to step one of the two-step goodwill impairment test, in which we compare the fair value of the reporting unit to its carrying value. If not, then performance of the two-step goodwill impairment test is not necessary. If the carrying value of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management.

Intangible Assets – Intangible assets consist primarily of trademarks and acquired trade names with indefinite lives, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company's finite-lived intangible assets consist primarily of favorable lease assets and other acquisition related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred.

Gain on Sale of Investment – During fiscal 2011, the Company realized a pre-tax gain of $13.9 million resulting from the sale of its remaining available-for-sale securities held in GSI Commerce, Inc. ("GSI"), in connection with GSI's acquisition by eBay, Inc. Prior to the sale of investment, the investment was carried at fair value within other assets and unrealized holding gains and losses on the stock were included in other comprehensive income and reflected as a component of stockholders' equity. There were no sales of the Company's investment in GSI during fiscal 2010. Gross unrealized holding gains at January 29, 2011 were $10.5 million.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Earnings Per Common Share – Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

Stock-Based Compensation – The Company has the ability to grant restricted shares of common stock and stock options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan. We record stock-based compensation expenses based on the fair value of stock awards at the grant date and recognize the expense over the related service period.

Income Taxes – The Company utilizes the asset and liability method of accounting for income taxes and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to income tax matters are recognized in income tax expense.

Revenue Recognition – Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales is recognized upon shipment of merchandise. Service-related revenue is recognized as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") are deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Income within selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption becomes remote.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs – Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $201.0 million, $187.4 million, and $185.2 million for fiscal 2012, 2011 and 2010, respectively.

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

	Fiscal Year
	2012	2011	2010
Hardlines	$2,964	$2,695	$2,588
Apparel	1,685	1,504	1,382
Footwear	1,150	982	870
Other	37	31	31

Total net sales	$5,836	$5,212	$4,871

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recently Adopted Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment." This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification ("ASC") 350, "Intangibles – Goodwill and Other." ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 during the first quarter of 2012. The adoption of this guidance did not impact the Company's Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." This update amended the presentation options in ASC 220, "Comprehensive Income," to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB subsequently issued ASU 2011-12, "Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income," which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05. The Company adopted ASU 2011-05 and ASU 2011-12 during the first quarter of 2012. In accordance with this guidance, the Company now presents two separate but consecutive statements that include the components of net income and other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company adopted ASU 2011-04 during the first quarter of 2012. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncement – In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to the note where additional details about the effect of the reclassifications are disclosed. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact on the presentation of the Company's Consolidated Financial Statements.

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity's assessment of the totality of events and circumstances and their impact on the entity's indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, "Intangibles – Goodwill and Other – General Intangibles Other than Goodwill." ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.

2. Goodwill and Other Intangible Assets

At February 2, 2013 and January 28, 2012, the Company reported goodwill of $200.6 million, net of accumulated impairment charges of $111.3 million. There was no change in the carrying value of goodwill during fiscal 2012 or fiscal 2011. No impairment charges were recorded for goodwill in fiscal 2012, 2011 and 2010.

The Company had indefinite-lived and finite-lived intangible assets of $89.3 million and $9.6 million, respectively, as of February 2, 2013 and $44.3 million and $6.2 million, respectively, as of January 28, 2012. No impairment charges were recorded for the Company's intangible assets in fiscal 2012, 2011 and 2010.

On March 30, 2012, the Company purchased the intellectual property rights to the Top-Flite brand from Callaway Golf Company for $20.0 million. The intellectual property rights acquired include all Top-Flite trademarks and service marks world-wide. These trademarks are indefinite-lived intangible assets, which are not being amortized.

On August 1, 2012, the Company agreed to purchase the intellectual property rights to the Field & Stream mark in the hunting, fishing, camping and paddle categories for $24.5 million. The Company previously licensed these rights since 2007. The Company made an initial $10.0 million payment on August 1, 2012. The remaining $14.5 million liability is included within accrued expenses on the Consolidated Balance Sheets. These trademarks are indefinite-lived intangible assets, which are not being amortized.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of intangible assets were as follows (in thousands):

	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$68,730	$-	$24,270	$-
Trade name (indefinite-lived)	15,900	-	15,900	-
Customer list	1,200	(960)	1,200	(720)
Favorable leases and other finite-lived intangible assets	14,954	(5,580)	9,602	(3,846)
Other indefinite-lived intangible assets	4,659	-	4,084	-

Total intangible assets	$105,443	$(6,540)	$55,056	$(4,566)

Amortization expense for the Company's finite-lived intangible assets is included within selling, general and administrative expenses on the Consolidated Statements of Income, and was $2.0 million, $1.4 million, and $1.0 million for fiscal 2012, 2011 and 2010, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of February 2, 2013 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2013	$1,982
2014	1,549
2015	1,446
2016	1,292
2017	1,124
Thereafter	2,221

Total	$9,614

3. Store Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2012	2011
Accrued store closing and relocation reserves, beginning of period	$36,121	$46,918
Expense charged to earnings	2,403	-
Cash payments	(9,285)	(13,320)
Interest accretion and other changes in assumptions	2,546	2,523

Accrued store closing and relocation reserves, end of period	31,785	36,121
Less: current portion of accrued store closing and relocation reserves	(7,496)	(7,803)

Long-term portion of accrued store closing and relocation reserves	$24,289	$28,318

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The current portion of accrued store closing and relocation reserves is included within accrued expenses and the long-term portion is included within long-term deferred revenue and other liabilities on the Consolidated Balance Sheets.

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2012	2011
Buildings and land	$215,816	$177,740
Leasehold improvements	736,005	679,001
Furniture, fixtures and equipment	735,184	663,682

Total property and equipment	1,687,005	1,520,423
Less: accumulated depreciation and amortization	(846,870)	(744,527)

Net property and equipment	$840,135	$775,896

The amounts above include construction in progress of $59.4 million and $91.2 million for fiscal 2012 and 2011, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2012	2011
Accrued payroll, withholdings and benefits	$106,042	$104,227
Accrued real estate taxes, utilities and other occupancy	56,982	66,464
Accrued property and equipment	23,780	27,764
Accrued sales tax	22,431	14,748
Other accrued expenses	60,665	50,870

Total accrued expenses	$269,900	$264,073

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods (in thousands):

	2012	2011
Current:
Deferred gift card revenue	$124,425	$112,577
Deferred construction allowances	1,392	1,179
Other	20,545	15,009

Total current	$146,362	$128,765

Long-term:
Deferred rent, including preopening rent	$65,957	$59,455
Deferred construction allowances	135,204	126,483
Other	83,379	83,889

Total long-term	$284,540	$269,827

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

The Company's outstanding debt at February 2, 2013 and January 28, 2012 was as follows (in thousands):

	2012	2011
Revolving line of credit	$-	$-
Capital leases	15,624	27,653
Financing leases	-	130,631
Other debt	651	738

Total debt	16,275	159,022
Less: current portion	(8,513)	(7,426)

Total long-term debt	$7,762	$151,596

Revolving Credit Agreement – On December 5, 2011, the Company entered into a five-year credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which replaced the Company's then existing credit facility that was terminated. The Credit Agreement provides for a $500 million revolving credit facility, including up to $100 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million in borrowing availability to the extent that existing or new lenders agree to provide such additional revolving commitments.

The Credit Agreement matures on December 5, 2016 and is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The interest rates per annum applicable to loans under the Credit Agreement will be, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus an applicable margin percentage. The applicable margin percentage for base rate loans is 0.20% to 0.50% and for adjusted LIBOR rate loans is 1.20% to 1.50%, depending on the borrowing availability of the Company.

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

There were no borrowings under the Credit Agreement or the Company's prior revolving credit facility as of February 2, 2013 and January 28, 2012, respectively. As of February 2, 2013, the Company had outstanding letters of credit and total borrowing capacity under the Credit Agreement of $11.3 million and $488.7 million, respectively. The Company had $21.2 million of outstanding letters of credit and $478.8 million of total borrowing capacity as of January 28, 2012.

Capital Lease Obligations – The gross and net carrying values of assets under capital leases are $31.9 million and $21.9 million, respectively, as of February 2, 2013, and $29.3 million and $22.8 million, respectively, as of January 28, 2012. The Consolidated Statement of Cash Flows for fiscal 2011 includes the non-cash impact of $19.0 million for equipment received by the Company in fiscal 2011 pursuant to a capital lease, which expires in 2014. The Company also leases two buildings from the estate of a former stockholder, who is related to current stockholders of the Company, under a capital lease entered into May 1, 1986 that expires in April 2021.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled lease payments under capital lease obligations as of February 2, 2013 are as follows (in thousands):

Fiscal Year
2013	$9,284
2014	1,894
2015	1,024
2016	1,024
2017	1,024
Thereafter	6,135

Subtotal	20,385
Less: amounts representing interest	(4,761)

Present value of net scheduled lease payments	15,624
Less: amounts due in one year	(8,419)

Total long-term capital leases	$7,205

Financing Lease Obligation – During fiscal 2008, the Company entered into a lease agreement for a new corporate headquarters building that it began occupying in January 2010. The Company advanced a portion of the funds needed to prepare the site and construct the building, which resulted in the Company being considered the owner of the building during the construction period. The remaining project costs were financed by the developer except for any project scope changes requested by the Company. During fiscal 2012, the Company purchased the corporate headquarters building for $133.4 million, including closing costs, pursuant to a purchase option included in its lease agreement. Accordingly, the Company's payment to purchase the corporate headquarters building is reflected as payment of its financing lease obligation in the current fiscal year.

The building is included in property and equipment, net and is depreciated using a 40 year life.

8. Operating Leases

The Company leases substantially all of its stores, three distribution centers and equipment, under non-cancelable operating leases that expire at various dates through 2028. Initial lease terms are generally for ten to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance and in some cases contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases was approximately $388.3 million, $360.3 million and $347.4 million for fiscal 2012, 2011 and 2010, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $3.4 million, $21.1 million and $20.0 million for fiscal 2012, 2011 and 2010, respectively.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled lease payments due under non-cancelable operating leases as of February 2, 2013 are as follows (in thousands):

Fiscal Year
2013	$432,329
2014	442,861
2015	430,219
2016	407,243
2017	365,614
Thereafter	1,245,643

Total	$3,323,909

The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $0.9 million in each of fiscal 2012, 2011 and 2010.

9. Stockholders' Equity

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

Holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party, relatives of the related party and trusts held by them hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradable. Each share of Class B common stock can be converted into one share of common stock at the holder's option at any time.

Dividends per Common Share – We paid cash dividends of $2.50 per share of common stock and Class B common stock in fiscal 2012, including a special cash dividend of $2.00 per share of common stock and Class B common stock in December 2012, and $0.50 per share of common stock and Class B common stock in fiscal 2011.

Treasury Stock – On January 11, 2012, the Company's Board authorized a one-year share repurchase program of up to $200 million of the Company's common stock, which was completed on May 14, 2012. During fiscal 2012, the Company repurchased 4.0 million shares of its common stock for $198.8 million.

10. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock and options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan (the "Plan"). As of February 2, 2013, shares of common stock available for future issuance pursuant to the Plan was 13,005,717 shares.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2012	2011	2010
Stock option expense	$10,215	$9,734	$13,272
Restricted stock expense	21,966	14,185	11,556

Total stock-based compensation expense	$32,181	$23,919	$24,828

Total related tax benefit	$11,561	$8,947	$9,591

Stock Option Plans — Stock options are generally granted on an annual basis, vest 25% per year over four years and have a seven year maximum term.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes ("Black-Scholes") option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience. These options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations.

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following weighted average assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2012	2011	2010
Expected life (years) (1)	5.70	5.76	5.59
Expected volatility (2)	44.52% - 49.38%	44.27% - 48.93%	45.22% - 48.03%
Weighted average volatility	47.25%	46.16%	46.56%
Risk-free interest rate (3)	0.59% - 1.57%	0.89% - 2.70%	1.23% - 2.87%
Expected dividend yield (4)	0.98% - 1.25%	-	-
Weighted average grant date fair value	$19.24	$18.06	$12.20

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

(4)
The Company declared its first dividend in December 2011. Options granted subsequent to the declaration of the initial dividend reflect the anticipated future cash dividend payouts.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The stock option activity from January 30, 2010 through February 2, 2013 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 30, 2010	17,343,775	$15.73	4.76	$138,858
Granted	893,750	26.72
Exercised	(3,921,238)	13.45
Forfeited / Expired	(622,410)	19.91

Outstanding, January 29, 2011	13,693,877	$16.91	4.13	$258,697
Granted	639,047	39.78
Exercised	(2,420,960)	13.67
Forfeited / Expired	(253,875)	27.75

Outstanding, January 28, 2012	11,658,089	$18.60	3.45	$262,995
Granted	581,665	48.35
Exercised	(5,431,053)	14.38
Forfeited / Expired	(99,977)	25.48

Outstanding, February 2, 2013	6,708,724	$24.50	3.60	$157,380

Exercisable, February 2, 2013	4,091,849	$22.60	3.17	$103,516
Vested and expected to vest, February 2, 2013	6,572,419	$24.17	3.56	$156,272

The aggregate intrinsic value reported in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2012, 2011 and 2010 was $186.5 million, $61.3 million and $72.9 million, respectively. The total fair value of options vested during 2012, 2011 and 2010 was $7.1 million, $12.2 million and $13.7 million, respectively. The nonvested stock option activity for the year ended February 2, 2013 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, January 28, 2012	2,746,779	$10.20
Granted	581,665	19.24
Vested	(618,070)	11.49
Forfeited	(93,499)	10.90

Nonvested, February 2, 2013	2,616,875	$11.88

As of February 2, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $15.3 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 1.29 years.

The Company issues new shares of common stock upon exercise of stock options.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of February 2, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$8.17 - $13.82	2,024,573	2.60	13.52	797,360	13.07
$14.31 - $26.03	1,864,126	3.12	20.78	1,553,626	19.78
$26.31 - $33.40	1,680,975	3.94	28.61	1,607,975	28.64
$35.02 - $50.71	1,139,050	5.64	44.03	132,888	39.79

$8.17 - $50.71	6,708,724	3.60	24.50	4,091,849	22.60

Restricted Stock — The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

The restricted stock activity from January 30, 2010 through February 2, 2013 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 30, 2010	784,918	$19.71
Granted	1,383,273	26.48
Forfeited	(177,123)	23.12

Nonvested, January 29, 2011	1,991,068	$24.11
Granted	658,393	39.54
Vested	(304,068)	27.12
Forfeited	(254,960)	27.12

Nonvested, January 28, 2012	2,090,433	$28.16
Granted	542,221	48.55
Vested	(381,278)	15.09
Forfeited	(159,281)	32.76

Nonvested, February 2, 2013	2,092,095	$35.48

As of February 2, 2013, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock, net of estimated forfeitures, was approximately $23.1 million, before income taxes, which is expected to be recognized over a weighted average period of approximately 0.89 years.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2010, the Company issued a special grant of performance-based restricted stock in support of the Company's long-term strategic initiatives which vests, in whole or in part, at the end of a three year period upon the successful achievement of pre-established performance criteria. As of February 2, 2013, nonvested restricted stock outstanding included 654,194 shares of these performance-based awards, of which seventy-five percent are probable of achievement and will vest on April 5, 2013. The remaining shares will be forfeited and available for issuance under the Plan.

11. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2012	2011	2010
Current:
Federal	$174,049	$119,893	$79,931
State	27,429	23,075	17,498

	201,478	142,968	97,429

Deferred:
Federal	(1,734)	23,130	18,910
State	(628)	2,022	(905)

	(2,362)	25,152	18,005

Total provision	$199,116	$168,120	$115,434

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.6%	4.1%	3.8%
Valuation allowance	1.6%	-	-
Other permanent items	0.5%	(0.2%)	-

Effective income tax rate	40.7%	38.9%	38.8%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2012	2011
Store closing expense	$12,444	$14,250
Stock-based compensation	33,667	33,303
Capital loss carryforward	7,942	-
Employee benefits	26,876	22,185
Other accrued expenses not currently deductible for tax purposes	4,658	3,864
Deferred rent	25,625	23,232
Insurance	2,363	2,521
Gift cards	10,478	8,626
Deferred revenue currently taxable	4,829	4,212
Non income-based tax reserves	4,903	2,834
Uncertain income tax positions	2,981	3,640
Valuation allowance	(7,942)	-
Other	-	43

Total deferred tax assets	128,824	118,710

Property and equipment	(84,734)	(69,186)
Inventory	(5,790)	(14,149)
Intangibles	(10,930)	(10,409)
Other	(112)	(70)

Total deferred tax liabilities	(101,566)	(93,814)

Net deferred tax asset	$27,258	$24,896

In 2012, of the $27.3 million net deferred tax asset, $30.3 million is included within current assets, $4.4 million is included within other long-term assets and $7.4 million is included within other long-term liabilities on the Consolidated Balance Sheets. In 2011, of the $24.9 million net deferred tax asset, $12.3 million is included within current assets and $12.6 million is included within other long-term assets on the Consolidated Balance Sheets. The Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset recorded in fiscal 2012 relating to a $32.4 million net capital loss carry-forward resulting from the impairment of its investment in JJB Sports, as the Company does not believe that it is "more likely than not" that the Company will generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of February 2, 2013, the total liability for uncertain tax positions, including related interest and penalties, was approximately $12.9 million. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties:

	2012	2011	2010
Beginning of fiscal year	$18,692	$13,560	$12,778
Increases as a result of tax positions taken in a prior period	1,816	5,567	695
Decreases as a result of tax positions taken in a prior period	(4,370)	(52)	-
Increases as a result of tax positions taken in the current period	1,740	1,966	2,304
Decreases as a result of settlements during the current period	(6,405)	(1,757)	(667)
Reductions as a result of a lapse of statute of limitations during the current period	(803)	(592)	(1,550)

End of fiscal year	$10,670	$18,692	$13,560

Included in the balance at February 2, 2013 are $7.3 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

As of February 2, 2013, the liability for uncertain tax positions included $2.2 million for the accrual of interest and penalties. During the years ended February 2, 2013, January 28, 2012 and January 29, 2011, the Company recorded $0.8 million, $1.3 million and $1.2 million, respectively, for the accrual of interest and penalties in its Consolidated Statements of Income. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $4.0 million of the Company's gross unrecognized tax benefits and interest at February 2, 2013 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2013.

The Company is no longer subject to U.S. Federal examination for years prior to 2007. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2006.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Earnings per Common Share

The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2012	2011	2010
Earnings per common share - Basic:
Net income	$290,709	$263,906	$182,077
Weighted average common shares outstanding	121,629	120,232	116,236
Earnings per common share	$2.39	$2.19	$1.57
Earnings per common share - Diluted:
Net income	$290,709	$263,906	$182,077
Weighted average common shares outstanding - basic	121,629	120,232	116,236
Dilutive effect of stock-based awards	4,366	5,536	5,488

Weighted average common shares outstanding - diluted	125,995	125,768	121,724
Earnings per common share	$2.31	$2.10	$1.50

For fiscal years 2012, 2011 and 2010, 0.8 million, 0.6 million and 3.2 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees that have worked 1,000 hours or more in a year and attained 21 years of age. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $5.3 million, $4.9 million, and $5.5 million for fiscal 2012, 2011 and 2010, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $36.9 million and $27.1 million at February 2, 2013 and January 28, 2012, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $0.9 million, $0.2 million, and $3.8 million for fiscal 2012, 2011 and 2010, respectively.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Commitments and Contingencies

The Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. The aggregate amount of required payments at February 2, 2013 is as follows (in thousands):

Fiscal Year
2013	$16,017
2014	16,014
2015	2,600
2016	2,700
2017	2,800
Thereafter	9,000

Total	$49,131

Also, the Company is required to pay additional royalties when the royalties that are based on the qualified purchases or retail sales (depending on the agreement) exceed the guaranteed minimum. The aggregate payments made under these agreements requiring minimum guaranteed contractual amounts were $17.8 million, $9.0 million and $11.4 million during fiscal 2012, 2011 and 2010, respectively.

The Company also has certain naming rights, marketing and other commitments extending through 2026 of $127.9 million. Payments under these commitments were $35.4 million during fiscal 2012. Payments under these commitments are scheduled to be made as follows: fiscal 2013, $66.7 million; fiscal 2014, $22.3 million; fiscal 2015, $6.7 million; fiscal 2016, $3.8 million; fiscal 2017, $2.6 million; and thereafter, $25.8 million.

In December 2009, the Company entered into an asset assignment agreement with a related party. The Company made deposits totaling $8 million in fiscal 2009, $5 million in fiscal 2011 and $35.4 million in fiscal 2012 under the assigned purchase agreement. All deposits are attributed to the total purchase price of $60.3 million, which is payable in increments through 2013. If the agreement is terminated prior to the delivery date, up to $3.5 million of the deposits are non-refundable.

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

15. Investment in JJB Sports

On April 27, 2012, the Company invested an aggregate of £20 million in JJB Sports, plc ("JJB Sports"), consisting of junior secured convertible notes ("Convertible Notes") in the principal amount of £18.75 million and 12.5 million ordinary shares ("Ordinary Shares") of JJB Sports for £1.25 million, for a total cash outlay of $32.0 million. The Company classified its investments in JJB Sports as available-for-sale investments, which were recorded at fair value.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based upon macroeconomic factors and weather conditions impacting the United Kingdom, as well as the financial performance of JJB Sports, the Company assessed its investment in JJB Sports for impairment during the fiscal quarter ended July 28, 2012. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on such securities and the amortized cost. Based on the Company's assessment, which contemplated probability weighted future expected cash flows and the credit quality of the underlying collateral, the Company recorded an other-than-temporary impairment charge of $30.4 million on the Convertible Notes and $2.0 million on the Ordinary Shares within the Consolidated Statements of Income, fully impairing the carrying value of its investment as of July 28, 2012. On October 1, 2012, JJB Sports appointed administrators under UK insolvency laws and is in the process of administration.

The Company's initial fair value of its investment in the Convertible Notes was determined using a binomial lattice model with Level 2 inputs, including JJB Sports' stock price, the expected stock price volatility, the interest rate on the Convertible Notes, the risk-free interest rate based upon appropriate government yield curves and option-adjusted spreads for comparable securities. Due to the use of discounted expected future cash flows to derive the fair value of the Convertible Notes, the Company reclassified its investment as a Level 3 investment (see Note 16) during the fiscal quarter ended July 28, 2012.

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1:  Observable inputs such as quoted prices in active markets;

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012 are set forth in the table below:

Description	Level 1	Level 2	Level 3
As of February 2, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$36,871	$-	$-

Total assets	$36,871	$-	$-

As of January 28, 2012
Assets:
Deferred compensation plan assets held in trust (1)	$27,102	$-	$-

Total assets	$27,102	$-	$-

(1)
Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan (See Note 13).

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both February 2, 2013 and January 28, 2012.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. There were no transfers between Level 1 and 2 during fiscal 2012. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

2012
Beginning balance, January 28, 2012	$-
Transfers in (see Note 15)	32,370
Total realized losses included in net income	(32,370)

Ending balance, February 2, 2013	$-

Realized losses are included within impairment of available-for-sale investments on the Consolidated Statements of Income.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2012 and 2011 is as follows (in thousands, except earnings per share data):

	Fiscal 2012
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter (2)
Net sales	$1,281,704	$1,437,041		$1,312,072	$1,805,302
Gross profit	394,607	447,780		406,124	588,652
Income from operations	95,735	134,640		82,193	211,106
Net income (1)	57,157	53,663	(3)	50,139	129,749
Earnings per common share:
Basic	$0.47	$0.45		$0.41	$1.06
Diluted	$0.45	$0.43		$0.40	$1.03
Weighted average common shares outstanding:
Basic	121,514	119,928		122,103	122,875
Diluted	127,003	124,533		125,938	126,409

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,113,849	$1,306,695	$1,179,702	$1,611,556
Gross profit (1)	330,443	401,075	350,591	512,771
Income from operations	64,442	111,691	71,562	184,325
Net income	37,498	73,848	41,484	111,076
Earnings per common share:
Basic (1)	$0.31	$0.61	$0.34	$0.92
Diluted	$0.30	$0.59	$0.33	$0.88
Weighted average common shares outstanding:
Basic	119,361	120,207	120,432	120,928
Diluted	125,367	125,836	125,552	126,316

(1)
Quarterly results for fiscal 2012 and 2011 do not add to full year results due to rounding.

(2)
Fourth quarter of fiscal 2012 represents a 14 week period, as fiscal 2012 includes 53 weeks.

(3)
Includes impairment of available-for-sale investments of $27.6 million.

18. Subsequent Events

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on March 29, 2013 to stockholders of record as of the close of business on March 8, 2013.

On March 7, 2013, our Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. The Company currently expects to finance the repurchases from cash on hand and if necessary, availability under its Credit Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)
By: /s/ TIMOTHY E. KULLMAN
Timothy E. Kullman Executive Vice President – Finance, Administration and Chief Financial Officer Date: March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 22, 2013
/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Executive Vice President – Finance, Administration and Chief Financial Officer (principal financial officer)	March 22, 2013
/s/ JOSEPH R. OLIVER Joseph R. Oliver	Senior Vice President – Chief Accounting Officer (principal accounting officer)	March 22, 2013
/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 22, 2013
/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 22, 2013
/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 22, 2013
/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 22, 2013
/s/ WALTER ROSSI Walter Rossi	Director	March 22, 2013
/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 22, 2013
/s/ LARRY D. STONE Larry D. Stone	Director	March 22, 2013
/s/ ALLEN WEISS Allen Weiss	Director	March 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and for each of the three years in the period ended February 2, 2013, and the Company's internal control over financial reporting as of February 2, 2013, and have issued our reports thereon dated March 22, 2013; such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 22, 2013

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
Fiscal 2010
Inventory reserve	$20,409	$4,583		$(5,885)	$19,107
Allowance for doubtful accounts	4,203	4,383		(5,664)	2,922
Reserve for sales returns	2,727	943	(1)	-	3,670
Fiscal 2011
Inventory reserve	$19,107	$4,199		$(7,685)	$15,621
Allowance for doubtful accounts	2,922	4,299		(4,777)	2,444
Reserve for sales returns	3,670	201	(1)	-	3,871
Fiscal 2012
Inventory reserve	$15,621	$5,751		$(3,400)	$17,972
Allowance for doubtful accounts	2,444	4,671		(4,377)	2,738
Reserve for sales returns	3,871	511	(1)	-	4,382
Allowance for deferred tax assets	-	7,942		-	7,942
(1)
Represents increase (decrease) in the required reserve based upon the Company's evaluation of anticipated merchandise returns

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.3	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.4	Form of Option Award entered into between Registrant and various executive officers, directors and employees under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
10.5	Option Agreement between Registrant and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
10.6
	Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004, between Lippman & Lippman, L.P., Martin and Donnabeth Lippman and Registrant	Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
10.7
	Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Registrant	Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K, File No. 001-31463, filed on March 23, 2006

10.8	Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on July 6, 2006
10.9	Golf Galaxy, Inc. Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-8, File No. 333-140713, filed on February 14, 2007
10.10	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Statement on Form S-8, File No. 333-140713, filed on February 14, 2007
10.11	Offer Letter between Dick's Sporting Goods, Inc. and Timothy E. Kullman, dated February 5, 2007, as amended by letter dated February 9, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 20, 2007
10.12	First Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q, File No. 001-31463, filed on June 6, 2007
10.13	Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.14	First Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.15	Written Description of Performance Incentive Awards	Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.16	Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Annex A to the Registrant's Schedule 14A, File No. 001-31463, filed on April 21, 2010
10.17	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.19	Amendment to Golf Galaxy, Inc.'s Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.20	Second Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.21	Third Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.22	Second Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.24	First Amendment to the Amended and Restated Employee Stock Purchase Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.25	Form of Long-Term Performance Based Restricted Stock Award	Incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K, File No. 001-31463, filed on March 18, 2010
10.26	Form of Restricted Stock Award Agreement granted under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on November 15, 2011
10.27	Aircraft Charter Agreement, dated December 19, 2011 between Registrant and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on December 22, 2011
10.28
	Credit Agreement, dated as of December 5, 2011, among Registrant, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, the lenders party thereto, PNC Bank, National Association, as syndication agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and Wells Fargo Capital Finance, LLC and PNC Capital Markets, LLC, as joint lead arrangers and joint book managers.	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on December 6, 2011
10.29	Offer Letter between the Company and Lauren R. Hobart, Senior Vice President and Chief Marketing Officer	Incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.30
	Lease Agreement originally dated June 25, 2007, for distribution center located in East Point, Georgia, between Duke Realty Limited Partnership and Registrant, as amended, supplemented or modified as of March 16, 2012	Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.31	Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012

10.32	Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.33	Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.34	Retention Agreement between the Company and Timothy E. Kullman, Executive Vice President- Finance, Administration and Chief Financial Officer	Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 22, 2013 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2
	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of March 22, 2013 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 22, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2
	Certification of Timothy E. Kullman, Executive Vice President — Finance, Administration and Chief Financial Officer, dated as of March 22, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended February 2, 2013 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.