Form 10-Q
period 2013-05-04
DICKS SPORTING GOODS INC
filed 2013-05-31
CIK 1089063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2013

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

Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 24, 2013, was 100,329,775 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$1,333,701	$1,281,704
Cost of goods sold, including occupancy and distribution costs	922,047	887,097
GROSS PROFIT	411,654	394,607
Selling, general and administrative expenses	312,708	296,131
Pre-opening expenses	1,329	2,741
INCOME FROM OPERATIONS	97,617	95,735
Interest expense	669	3,449
Other income	(6,204)	(1,865)
INCOME BEFORE INCOME TAXES	103,152	94,151
Provision for income taxes	38,331	36,994
NET INCOME	$64,821	$57,157
EARNINGS PER COMMON SHARE:
Basic	$0.53	$0.47
Diluted	$0.52	$0.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	122,702	121,514
Diluted	125,862	127,003
Cash dividend declared per share	$0.125	$0.125

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended
	May 4, 2013	April 28, 2012

NET INCOME	$64,821	$57,157
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain on securities available-for-sale, net of tax	—	3,614
Foreign currency translation adjustment, net of tax	(6)	7
COMPREHENSIVE INCOME	$64,815	$60,778

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands)

	May 4, 2013	February 2, 2013	April 28, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,889	$345,214	$520,967
Accounts receivable, net	46,064	34,625	42,025
Income taxes receivable	3,250	15,737	4,053
Inventories, net	1,312,737	1,096,186	1,201,753
Prepaid expenses and other current assets	84,275	73,838	69,302
Deferred income taxes	42,707	30,289	18,400
Total current assets	1,602,922	1,595,889	1,856,500
Property and equipment, net	876,734	840,135	779,191
Construction in progress - leased facilities	—	—	4,477
Intangible assets, net	98,380	98,903	70,300
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	3,798	4,382	9,264
Other	155,447	147,904	134,820
Total other assets	159,245	152,286	144,084
TOTAL ASSETS	$2,937,875	$2,887,807	$3,055,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$658,626	$507,247	$654,596
Accrued expenses	246,652	269,900	230,230
Deferred revenue and other liabilities	120,767	146,362	107,254
Income taxes payable	18,469	68,746	28,091
Current portion of other long-term debt and leasing obligations	8,407	8,513	138,590
Total current liabilities	1,052,921	1,000,768	1,158,761
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	7,137	7,762	14,446
Non-cash obligations for construction in progress - leased facilities	—	—	4,477
Deferred income taxes	5,788	7,413	—
Deferred revenue and other liabilities	295,487	284,540	281,294
Total long-term liabilities	308,412	299,715	300,217
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	977	981	950
Class B common stock	249	249	250
Additional paid-in capital	894,237	874,236	721,702
Retained earnings	961,517	911,704	974,587
Accumulated other comprehensive income	106	112	3,739
Treasury stock, at cost	(280,544)	(199,958)	(105,060)
Total stockholders’ equity	1,576,542	1,587,324	1,596,168
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,937,875	$2,887,807	$3,055,146

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total

BALANCE, February 2, 2013	98,104,692	$981	24,900,870	$249	$874,236	$911,704	$112	$(199,958)	$1,587,324
Exercise of stock options	720,333	7	—	—	12,902	—	—	—	12,909
Restricted stock vested	887,418	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(274,364)	(3)	—	—	(12,770)	—	—	—	(12,773)
Net income	—	—	—	—	—	64,821	—	—	64,821
Stock-based compensation	—	—	—	—	7,085	—	—	—	7,085
Total tax benefit from exercise of stock options	—	—	—	—	12,793	—	—	—	12,793
Foreign currency translation adjustment, net of taxes of $4	—	—	—	—	—	—	(6)	—	(6)
Purchase of shares for treasury	(1,700,000)	(17)	—	—	—	—	—	(80,586)	(80,603)
Cash dividend declared	—	—	—	—	—	(15,008)	—	—	(15,008)
BALANCE, May 4, 2013	97,738,079	$977	24,900,870	$249	$894,237	$961,517	$106	$(280,544)	$1,576,542

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,821	$57,157
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,808	27,656
Deferred income taxes	(13,459)	(5,123)
Stock-based compensation	7,085	7,092
Excess tax benefit from exercise of stock options	(12,709)	(8,945)
Tax benefit from exercise of stock options	84	139
Other non-cash items	145	(231)
Changes in assets and liabilities:
Accounts receivable	(4,880)	(4,452)
Inventories	(216,551)	(186,756)
Prepaid expenses and other assets	(10,455)	(4,299)
Accounts payable	152,061	129,726
Accrued expenses	(28,000)	(28,548)
Income taxes payable / receivable	(25,081)	7,604
Deferred construction allowances	7,095	8,192
Deferred revenue and other liabilities	(28,316)	(16,982)
Net cash used in operating activities	(75,352)	(17,770)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,954)	(41,251)
Purchase of JJB Sports convertible notes and equity securities	—	(31,986)
Deposits and purchases of other assets	(34,674)	(25,210)
Net cash used in investing activities	(68,628)	(98,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(731)	(7,142)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	12,909	10,960
Excess tax benefit from exercise of stock options	12,709	8,945
Minimum tax withholding requirements	(12,773)	(5,185)
Cash paid for treasury stock	(80,603)	(103,857)
Cash dividend paid to stockholders	(18,168)	(15,418)
(Decrease) increase in bank overdraft	(682)	14,472
Net cash used in financing activities	(87,339)	(97,225)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(231,325)	(213,435)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	345,214	734,402
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,889	$520,967

Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$—	$2,339
Accrued property and equipment	$28,605	$17,595
Cash paid for interest	$517	$3,296
Cash paid for income taxes	$83,733	$35,543

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick’s Sporting Goods, Inc. (together with its subsidiaries, the “Company”) is an authentic full-line sports and fitness omni-channel retailer offering a broad assortment of high-quality brand name sporting goods equipment, apparel and footwear in a specialty store environment.  When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to our fiscal year and the terms “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2013 as filed with the Securities and Exchange Commission on March 22, 2013.  Operating results for the 13 weeks ended May 4, 2013 are not necessarily indicative of the results that may be expected for the year ending February 1, 2014 or any other period.

Recently Adopted Accounting Pronouncements

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to the related note to the financial statements where additional details about the effect of the reclassifications are disclosed. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 during the first quarter of 2013.  The adoption of this guidance did not impact the Company’s Consolidated Financial Statements.

Indefinite-Lived Intangible Assets Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted ASU 2012-02 during the first quarter of 2013.  The adoption of this guidance did not impact the Company’s Consolidated Financial Statements.

2.  Store Closings

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

The following table summarizes the activity in fiscal 2013 and 2012 (in thousands):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Accrued store closing and relocation reserves, beginning of period	$31,785	$36,121
Expense charged to earnings	—	—
Cash payments	(2,496)	(1,572)
Interest accretion and other changes in assumptions	(1,008)	1,900
Accrued store closing and relocation reserves, end of period	28,281	36,449
Less: current portion of accrued store closing and relocation reserves	(6,675)	(7,959)
Long-term portion of accrued store closing and relocation reserves	$21,606	$28,490

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$64,821	$57,157

Weighted average common shares outstanding (for basic calculation)	122,702	121,514
Dilutive effect of stock-based awards	3,160	5,489
Weighted average common shares outstanding (for diluted calculation)	125,862	127,003

Earnings per common share - basic	$0.53	$0.47
Earnings per common share - diluted	$0.52	$0.45

For the 13 weeks ended May 4, 2013 and April 28, 2012, 0.7 million and 0.9 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

4.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820, “Fair Value Measurement and Disclosures”, outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures, and prioritizes the inputs used in measuring fair value as follows:

Level 1:  Observable inputs such as quoted prices in active markets;

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of May 4, 2013 and February 2, 2013 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of May 4, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$44,541	$—	$—
Total assets	$44,541	$—	$—

As of February 2, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$36,871	$—	$—
Total assets	$36,871	$—	$—

(1)             Consists of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both May 4, 2013 and February 2, 2013.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments.  The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.  There were no transfers between Level 1 and 2 during the 13 weeks ended May 4, 2013.  The Company did not hold any Level 3 financial assets or liabilities as of May 4, 2013 and February 2, 2013.

5. Income Taxes

During the first quarter of 2013, the Company determined that it would recover $4.3 million of its investment in JJB Sports, which it had previously fully impaired.  There is no related tax expense, as the Company reversed a portion of the deferred tax valuation allowance it had previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired.

6. Subsequent Event

On May 20, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on June 28, 2013 to stockholders of record as of the close of business on June 7, 2013.

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

¡                 Intense competition in the sporting goods industry;

¡                 Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

¡                 Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our stores, or our inability to open new stores;

¡                 Unauthorized disclosure of sensitive or confidential customer information;

¡                 Risks associated with our private brand offerings, including product recalls and protection of proprietary rights;

¡                 Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

¡                 Risks and costs relating to changing laws and regulations affecting our business, including: consumer products; product liability; product recalls; and the regulation of and other hazards associated with certain products we sell, such as firearms and ammunition;

¡                 Disruptions in our or our vendors’ supply chain that could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials and foreign political instability;

¡                Litigation risks for which we may not have sufficient insurance or other coverage, including risks relating to the sale of firearms and ammunition;

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

¡                 The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

¡                 Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

¡                 Disruption of or other problems with the services provided by our primary eCommerce services provider;

¡                 Disruption of or other problems with our information systems;

¡                 Any serious disruption at our distribution facilities;

¡                 Performance of professional sports teams, professional team lockouts or strikes, or retirement or scandal involving sports superstars;

¡                 The seasonality of our business;

¡                 Regional risks because our stores are generally concentrated in the eastern half of the United States;

¡                 Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

¡                 Our ability to meet our labor needs;

¡                 We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

¡                 Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

¡                 Our current intention to issue quarterly cash dividends; and

¡                 Our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 2, 2013.  In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this report are made as of the date of this report. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

OVERVIEW

Dick’s is an authentic full-line sports and fitness omni-channel retailer offering a broad assortment of high-quality brand name sporting goods equipment, apparel and footwear in a specialty store environment.  The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer (“Golf Galaxy”).  When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to our fiscal year and the terms “we”, “us”, “the Company” and “our” refer to Dick’s Sporting Goods, Inc. and its wholly-owned subsidiaries.

As of May 4, 2013, we operated 520 Dick’s stores in 44 states and 81 Golf Galaxy stores in 30 states, with approximately 29.7 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that have historically influenced the Company’s profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 363 Dick’s stores as of May 3, 2008 to 520 Dick’s stores as of May 4, 2013.  The Company continues to expand its presence through the opening of new stores and believes it has the potential to reach approximately 1,100 Dick’s locations including smaller-market locations across the United States.

In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

¡                 Consolidated same store sales performance – For the 13 weeks ended May 4, 2013, the Company’s consolidated same store sales decreased 1.7% compared to an 8.4% increase during the same period in fiscal 2012.  The Company believes that its ability to consistently deliver increases in consolidated same store sales will be a key factor in achieving its targeted levels of earnings per share growth and continuing its store expansion and omni-channel development programs.

¡                 Operating cash flow – Net cash used in operations totaled $75.4 million for the 13 weeks ended May 4, 2013, while the Company used $17.8 million during the same period in fiscal 2012.  We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company’s cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein.  The Company believes that a key strength of its business has been the ability to consistently generate positive cash flow from operations.  Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases.

¡                 Quality of merchandise offerings – To monitor and maintain acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level.  This analysis helps the Company manage inventory levels to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

¡                 Store productivity – To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.  New store productivity compares the sales increase for all stores not included in the same store sales calculation with the increase in square footage.

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company’s critical accounting policies during the period ended May 4, 2013.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

¡                 Net income for the current quarter increased 13% to $64.8 million, or $0.52 per diluted share, as compared to net income of $57.2 million, or $0.45 per diluted share, for the 13 weeks ended April 28, 2012.  Net income for the 13 weeks ended May 4, 2013 includes $4.3 million, net of tax, or $0.04 per diluted share related to an estimated partial recovery from the Company’s previously impaired investment in JJB Sports.

¡                 Net sales increased 4% to $1.3 billion in the current quarter due primarily to the growth of our store network, partially offset by a 1.7% decrease in consolidated same store sales.  Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. In the current quarter, the seasonal timing change resulting from this shift favorably impacted net sales comparisons by approximately $31 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.8%.  eCommerce sales penetration was approximately 5.8% of total sales.

¡                 Gross profit increased 8 basis points to 30.87% as a percentage of net sales for the 13 weeks ended May 4, 2013, due primarily to higher merchandise margins, partially offset by deleverage of fixed occupancy costs and higher freight and distribution costs.

¡                 In the first quarter, the Company:

¡                 Declared and paid a quarterly cash dividend of $0.125 per common share and Class B common share.

¡                 Repurchased 1.7 million shares of common stock for approximately $80.6 million.  The Company funded the repurchase program from cash on hand.

¡                 We ended the first quarter with no outstanding borrowings under our current senior secured credit agreement (the “Credit Agreement”).

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended May 4, 2013			13 Weeks Ended April 28, 2012
	Dick’s Sporting Goods	Golf Galaxy	Total	Dick’s Sporting Goods	Golf Galaxy	Total
Beginning stores	518	81	599	480	81	561
Q1 New stores	2	—	2	6	—	6
Ending stores	520	81	601	486	81	567

Remodeled stores	—	—	—	—	—	—
Relocated stores	—	—	—	1	—	1

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

	13 Weeks Ended		Basis Point Increase / (Decrease) in Percentage of Net Sales from
	May 4, 2013 (A)	April 28, 2012 (A)	Prior Year 2012-2013 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.13	69.21	(8)
Gross profit	30.87	30.79	8
Selling, general and administrative expenses (3)	23.45	23.10	35
Pre-opening expenses (4)	0.10	0.21	(11)
Income from operations	7.32	7.47	(15)
Interest expense (5)	0.05	0.27	(22)
Other income (6)	(0.47)	(0.15)	(32)
Income before income taxes	7.73	7.35	38
Provision for income taxes	2.87	2.89	(2)
Net income	4.86%	4.46%	40

Other Data:
Consolidated same store sales (decrease) increase (7)	(1.7)%	8.4%
Number of stores at end of period (8)	601	567
Total square feet at end of period (8)	29,663,526	27,856,605

(A)      Column does not add due to rounding.

(1)       Revenue from retail sales is recognized at the point of sale, net of sales tax.  Revenue from eCommerce sales is recognized upon shipment of merchandise.  Service-related revenue is recognized as the services are performed.  A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.  Revenue from gift cards and returned merchandise credits (collectively the “cards”) are deferred and recognized upon the redemption of the cards.  These cards have no expiration date.  Income from unredeemed cards is recognized on the unaudited Consolidated Statements of Income in selling, general and administrative expenses at the point at which redemption becomes remote.  The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption is remote.

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

(5)       Interest expense for 2012 includes rent payments under the Company’s financing lease obligation for its corporate headquarters building, which the Company purchased on May 7, 2012.

(6)       Results primarily from gains and losses associated with changes in deferred compensation plan investment values and interest income earned on highly liquid instruments purchased with a maturity of three months or less at the date of purchase.  During the first quarter of 2013, the Company determined it would recover $4.3 million of its investment in JJB Sports, which is reflected herein.

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

(8)    Store count and square footage amounts do not include our True Runner stores.

13 Weeks Ended May 4, 2013 Compared to the 13 Weeks Ended April 28, 2012

Net Income

The Company reported net income of $64.8 million for the current quarter, or $0.52 per diluted share, compared to net income of $57.2 million, or $0.45 per diluted share, for the 13 weeks ended April 28, 2012.  Net income for the 13 weeks ended May 4, 2013 includes $4.3 million, net of tax, or $0.04 per diluted share related to an estimated partial recovery from its previously impaired investment in JJB Sports.

Net Sales

Net sales for the current quarter increased 4% to $1.3 billion, due primarily to the growth of our store network, partially offset by a 1.7% decrease in consolidated same store sales.  The 1.7% consolidated same store sales decrease consisted of a 1.3% decrease at Dick’s Sporting Goods, and a 7.4% decrease at Golf Galaxy.  eCommerce sales penetration was approximately 5.8% of total sales.  Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. In the current quarter, the seasonal timing change resulting from this shift favorably impacted net sales comparisons by approximately $31 million.  Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.8%, consisting of a 3.2% decrease at Dick’s Sporting Goods and an 11.8% decrease at Golf Galaxy.

The decrease in consolidated same store sales, as adjusted for the shifted retail calendar, was primarily driven by declines in our golf, fitness and baseball businesses and, to a lesser extent, in select outdoor businesses, such as bicycles, paddle sports and camping.  The fitness category reflects our continued divestiture of the LIVESTRONG brand, which we expect to materially complete in the Company’s third quarter of fiscal 2013.  The same store sales decrease at Dick’s Sporting Goods was attributable to an increase of 2.0% in sales per transaction and a 5.2% decrease in transactions.  Every 1% change in same store sales would have impacted earnings before income taxes for the current quarter by approximately $4 million.

Income from Operations

Income from operations increased to $97.6 million for the current quarter from $95.7 million for the 13 weeks ended April 28, 2012.  The increase was primarily due to a $17.1 million increase in gross profit, partially offset by a $16.6 million increase in selling, general and administrative expenses.

Gross profit increased 4% to $411.7 million for the current quarter from $394.6 million for the 13 weeks ended April 28, 2012.  The 8 basis point increase as a percentage of net sales was due primarily to merchandise margin expansion of 84 basis points due to our continued inventory management efforts, partially offset by a 47 basis point increase in fixed occupancy costs that increased as a percentage of sales as a result of the 1.7% decrease in consolidated same store sales and a 26 basis point increase in freight and distribution costs, driven by the increase in eCommerce sales.  Freight and distribution costs for eCommerce sales are higher as a percentage of sales than for sales made in our brick and mortar stores.  Every 10 basis point change in merchandise margin would have impacted the earnings before income taxes for the current quarter by approximately $1 million.

Selling, general and administrative expenses increased 6% to $312.7 million for the current quarter from $296.1 million for the 13 weeks ended April 28, 2012, and increased as a percentage of net sales by 35 basis points. The increase in administrative expenses was primarily due to increased payroll costs for planned growth initiatives.

Pre-opening expenses decreased to $1.3 million for the quarter from $2.7 million for the 13 weeks ended April 28, 2012.  Pre-opening expenses were for the opening of two new Dick’s stores during the quarter as compared to the opening of six new Dick’s stores during last year’s first quarter.  Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Interest Expense

Interest expense was $0.7 million for the current quarter and $3.4 million for the 13 weeks ended April 28, 2012. Interest expense for the 13 weeks ended April 28, 2012 included $2.7 million related to rent payments under the Company’s financing lease for its corporate headquarters building and the decrease in interest expense year over year reflects the Company’s purchase of its corporate headquarters building on May 7, 2012.

Income Taxes

The Company’s effective tax rate was 37.2% for the 13 weeks ended May 4, 2013 as compared to 39.3% for the same period last year.  During the first quarter of 2013, the Company determined that it would recover an estimated $4.3 million of its investment in JJB Sports, which it had previously fully impaired.  There is no related tax expense, as the Company reversed a portion of the deferred tax valuation allowance it had previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company’s liquidity and capital needs have generally been met by cash from operating activities.  The Company ended the first quarter of 2013 with $113.9 million in cash and cash equivalents as compared to $521.0 million at the end of the first quarter of 2012.  Over the course of the past twelve months, the Company utilized capital to fund shares purchased pursuant to share repurchase programs, pay quarterly dividends, purchase its store support center, acquire intellectual property rights to the Field & Stream brand, build a distribution center and fund its $246 million special dividend.

Net cash used in operating activities for the 13 weeks ended May 4, 2013 was $75.4 million compared to $17.8 million for the 13 weeks ended April 28, 2012.  Net cash from operating, investing and financing activities are discussed further below.

The Company has a $500 million revolving credit facility, including up to $100 million in the form of letters of credit, in the event further liquidity is needed.  Under the Credit Agreement governing the facility (the “Credit Agreement”), subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

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

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company’s assets.  In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base.  As of May 4, 2013, the Company was in compliance with the terms of the Credit Agreement.

There were no outstanding borrowings under the Credit Agreement as of May 4, 2013 or February 2, 2013.  As of May 4, 2013 and February 2, 2013, total remaining borrowing capacity, after subtracting letters of credit, was $487.0 million and $488.7 million, respectively.

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

Store and omni-channel infrastructure - The Company currently plans to make substantial capital investments in its business in fiscal 2013 compared to fiscal 2012.  These investments include growing our omni-channel platform, implementing new systems, developing new retail concepts and store-related capital expenditures.  Store-related capital expenditures are expected to nearly double from fiscal 2012, due to anticipated investments in new and relocated stores and further upgrades to some of our existing stores to improve the shopping experience for our customers.

¡              The Company plans to open approximately 40 new Dick’s stores and relocate one Dick’s store during fiscal 2013.  The Company also expects to open one new Golf Galaxy store and relocate one Golf Galaxy store in fiscal 2013, both of which will be in a new, larger format.  The Company plans to lease all of these stores.

¡               The Company expects to open two new True Runner stores and two new Field & Stream stores in 2013.  The Company plans to lease all of these stores.

¡               The Company plans to fully remodel four Dick’s stores in 2013.  We did not remodel any stores in 2012 as we were finalizing our new prototype store.

¡               The Company plans to partially remodel 75 Dick’s stores in 2013.  The partial remodels will focus on strategic growth categories, and when completed, will feature Nike and Under Armour shops.

¡               In 2013, we plan to accelerate the pace of new vendor shops by adding approximately 120 Nike Fieldhouse shops, 70 Under Armour All American shops and 65 adidas shops within our existing Dick’s Sporting Goods stores.  We are also working closely with The North Face to add new shops in conjunction with store remodels as well as elevate their branding in our seasonally expanded shops.

¡               We plan to install shared service footwear decks in all new and fully remodeled stores in 2013.

Share repurchases - On March 7, 2013, the Company’s Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company’s common stock.  During the 13 weeks ended May 4, 2013, the Company repurchased 1.7 million shares of its common stock for $80.6 million.  The Company funded the repurchases from cash on hand.

Dividends - During the 13 weeks ended May 4, 2013, the Company paid $18.2 million of dividends to its stockholders.  The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Event Subsequent to Quarter-end

Dividend - On May 20, 2013, the Company’s Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company’s common stock and Class B common stock. The dividend is payable in cash on June 28, 2013 to stockholders of record at the close of business on June 7, 2013.

The Company currently believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2013.  Other investment opportunities, such as potential strategic acquisitions, investments or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net cash used in operating activities	$(75,352)	$(17,770)
Net cash used in investing activities	(68,628)	(98,447)
Net cash used in financing activities	(87,339)	(97,225)
Effect of exchange rate changes on cash and cash equivalents	(6)	7
Net decrease in cash and cash equivalents	$(231,325)	$(213,435)

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

Cash used in operating activities increased $57.6 million for the 13 weeks ended May 4, 2013 compared to the same period last year, primarily due to higher income tax payments in the current quarter.  Income tax payments in fiscal 2012 were favorably impacted by the timing of implementation of a tax election to deduct certain repair and maintenance costs.

Investing Activities

Cash used in investing activities for the 13 weeks ended May 4, 2013 decreased by $29.8 million to $68.6 million from the same period of fiscal 2012.  The Company’s gross capital expenditures were $34.0 million during the current period compared to $41.3 million during the 13 weeks ended April 28, 2012, which relates primarily to the opening of new and relocated stores and investment in existing store locations and information systems.  The 13 weeks ended April 28, 2012 also included capital expenditures related to the construction of the Company’s distribution center in Goodyear, Arizona.  The Company opened two new Dick’s stores during the 13 weeks ended May 4, 2013 as compared to opening six new Dick’s stores during the 13 weeks ended April 28, 2012.  The remaining decrease in cash used is due primarily to the Company’s $32.0 million investment in JJB Sports and $20.0 million purchase of the Top-Flite brand in the first quarter of fiscal 2012, partially offset by a $29.7 million lease buyout of corporate aircraft in the current quarter.

Financing Activities

Cash used in financing activities for the 13 weeks ended May 4, 2013 totaled $87.3 million, compared to $97.2 million of cash used in the same period of fiscal 2012.  The decrease in cash used primarily reflects lower share repurchase activity during the 13 weeks ended May 4, 2013 compared to the same period last year.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

The Company’s off-balance sheet contractual obligations and commercial commitments as of May 4, 2013 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit.  The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company’s off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in our Annual Report on Form 10-K for the year ended February 2, 2013 filed March 22, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

During the first quarter of fiscal 2013, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report (May 4, 2013).

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Dick’s Sporting Goods and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2013 as filed with the Securities and Exchange Commission on March 22, 2013, which could materially affect our business, financial condition, financial results or future performance.  Reference is also made to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” of this report, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2013, the Company’s Board of Directors authorized a share repurchase program of up to $1 billion of the Company’s common stock over the next five years.  The Company will finance the repurchases from cash on hand, future cash flows from operations or from borrowings under the Company’s credit facility.  Pursuant to the stock repurchase program, the Company repurchased 1.7 million shares of common stock for $80.6 million during the first quarter of 2013.  As of May 4, 2013, $919.4 million remained available under this program.  The Company may suspend or terminate the share repurchase program at any time.

The following table sets forth repurchases of our common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
February 3, 2013 to March 2, 2013	869	(a)	$48.76	—	$—
March 3, 2013 to April 6, 2013	1,969,301	(b)	$47.29	1,700,000	$919,397,541
April 7, 2013 to May 4, 2013	4,194	(a)	$48.04	—	$919,397,541

Total	1,974,364		$47.29	1,700,000

(a)       Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)       Includes 269,301 shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock and 1.7 million shares repurchased as part of the Company’s previously announced five year $1 billion share repurchase program.

ITEM 6.  EXHIBITS

(a) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on page 21 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 31, 2013 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ TIMOTHY E. KULLMAN
Timothy E. Kullman
Executive Vice President – Finance, Administration, Chief Financial Officer
(principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President – Chief Accounting Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Offer Letter between the Company and André J. Hawaux, Executive Vice President- Finance, Administration and Chief Financial Officer	Filed herewith

10.2	Form of Performance-Based Restricted Stock Award Agreement granted under the Dick’s Sporting Goods, Inc. 2012 Stock and Incentive Plan	Filed herewith

31.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 31, 2013 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of May 31, 2013 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1

Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 31, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith

32.2

Certification of Timothy E. Kullman, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of May 31, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith