Form 10-Q
period 2013-08-03
DICKS SPORTING GOODS INC
filed 2013-08-30
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2013

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

(724) 273-3400
(Registrant's Telephone Number, including Area Code)

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 23, 2013, was 100,608,968 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$1,531,431	$1,437,041	$2,865,132	$2,718,745
Cost of goods sold, including occupancy and distribution costs	1,052,101	989,261	1,974,149	1,876,358
GROSS PROFIT	479,330	447,780	890,983	842,387
Selling, general and administrative expenses	336,950	310,864	649,658	606,995
Pre-opening expenses	5,285	2,276	6,614	5,017
INCOME FROM OPERATIONS	137,095	134,640	234,711	230,375
Impairment of available-for-sale investments	—	32,370	—	32,370
Interest expense	716	1,000	1,385	4,449
Other (income) expense	(1,735)	54	(7,940)	(1,811)
INCOME BEFORE INCOME TAXES	138,114	101,216	241,266	195,367
Provision for income taxes	53,951	47,553	92,282	84,547
NET INCOME	$84,163	$53,663	$148,984	$110,820

EARNINGS PER COMMON SHARE:
Basic	$0.68	$0.45	$1.21	$0.92
Diluted	$0.67	$0.43	$1.18	$0.88

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	122,901	119,928	122,802	120,721
Diluted	125,593	124,533	125,728	125,768

Cash dividends declared per share	$0.125	$0.125	$0.250	$0.250

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
NET INCOME	$84,163	$53,663	$148,984	$110,820
OTHER COMPREHENSIVE LOSS:
Unrealized loss on securities available-for-sale, net of tax	—	(31,250)	—	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of tax	—	27,636	—	27,636
Foreign currency translation adjustment, net of tax	(25)	(19)	(31)	(12)
COMPREHENSIVE INCOME	$84,138	$50,030	$148,953	$110,808

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,765	$345,214	$350,404
Accounts receivable, net	84,956	34,625	53,704
Income taxes receivable	2,455	15,737	7,845
Inventories, net	1,275,215	1,096,186	1,134,594
Prepaid expenses and other current assets	109,146	73,838	67,071
Deferred income taxes	46,138	30,289	27,689
Total current assets	1,652,675	1,595,889	1,641,307

Property and equipment, net	937,310	840,135	817,427
Construction in progress - leased facilities	—	—	10,207
Intangible assets, net	97,858	98,903	75,061
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	4,114	4,382	8,196
Other	126,920	147,904	110,148
Total other assets	131,034	152,286	118,344
TOTAL ASSETS	$3,019,471	$2,887,807	$2,862,940

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$598,263	$507,247	$561,161
Accrued expenses	295,010	269,900	275,158
Deferred revenue and other liabilities	111,101	146,362	101,437
Income taxes payable	12,777	68,746	—
Current portion of other long-term debt and leasing obligations	8,300	8,513	8,579
Total current liabilities	1,025,451	1,000,768	946,335
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	6,360	7,762	14,407
Non-cash obligations for construction in progress - leased facilities	—	—	10,207
Deferred income taxes	8,449	7,413	—
Deferred revenue and other liabilities	314,756	284,540	279,927
Total long-term liabilities	329,565	299,715	304,541
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	981	981	959
Class B common stock	249	249	250
Additional paid-in capital	913,580	874,236	797,620
Retained earnings	1,030,108	911,704	1,013,087
Accumulated other comprehensive income	81	112	106
Treasury stock, at cost	(280,544)	(199,958)	(199,958)
Total stockholders' equity	1,664,455	1,587,324	1,612,064
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,019,471	$2,887,807	$2,862,940
 See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total
BALANCE, February 2, 2013	98,104,692	$981	24,900,870	$249	$874,236	$911,704	$112	$(199,958)	$1,587,324
Exercise of stock options	1,074,210	11	—	—	22,725	—	—	—	22,736
Restricted stock vested	893,120	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(276,356)	(3)	—	—	(12,874)	—	—	—	(12,877)
Net income	—	—	—	—	—	148,984	—	—	148,984
Stock-based compensation	—	—	—	—	13,925	—	—	—	13,925
Total tax benefit from exercise of stock options	—	—	—	—	15,577	—	—	—	15,577
Foreign currency translation adjustment, net of taxes of $18	—	—	—	—	—	—	(31)	—	(31)
Purchase of shares for treasury	(1,700,000)	(17)	—	—	—	—	—	(80,586)	(80,603)
Cash dividends declared	—	—	—	—	—	(30,580)	—	—	(30,580)
BALANCE, August 3, 2013	98,095,666	$981	24,900,870	$249	$913,580	$1,030,108	$81	$(280,544)	$1,664,455

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,984	$110,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,314	58,100
Impairment of available-for-sale investments	—	32,370
Deferred income taxes	(14,545)	(10,989)
Stock-based compensation	13,925	15,207
Excess tax benefit from exercise of stock options	(15,475)	(39,863)
Tax benefit from exercise of stock options	102	3,141
Other non-cash items	290	(84)
Changes in assets and liabilities:
Accounts receivable	(21,690)	(13,228)
Inventories	(179,029)	(119,597)
Prepaid expenses and other assets	(12,738)	(688)
Accounts payable	83,458	41,925
Accrued expenses	(15,561)	1,369
Income taxes payable / receivable	(27,212)	6,623
Deferred construction allowances	12,756	12,191
Deferred revenue and other liabilities	(44,173)	(30,317)
Net cash provided by operating activities	5,406	66,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95,479)	(95,158)
Purchase of JJB Sports convertible notes and equity securities	—	(31,986)
Proceeds from sale of other assets	11,000	—
Deposits and purchases of other assets	(48,469)	(44,408)
Net cash used in investing activities	(132,948)	(171,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(1,615)	(138,611)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	22,736	44,939
Excess tax benefit from exercise of stock options	15,475	39,863
Minimum tax withholding requirements	(12,877)	(5,237)
Cash paid for treasury stock	(80,603)	(198,774)
Cash dividends paid to stockholders	(33,550)	(30,417)
Increase in bank overdraft	7,558	8,823
Net cash used in financing activities	(82,876)	(279,414)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(31)	(12)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(210,449)	(383,998)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	345,214	734,402
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,765	$350,404

Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$—	$10,207
Accrued property and equipment	$77,409	$35,213
Cash paid for interest	$1,091	$4,147
Cash paid for income taxes	$140,712	$92,375

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, the "Company") is an authentic full-line sports and fitness omni-channel retailer offering a broad assortment of high-quality brand name sporting goods equipment, apparel and footwear in a specialty store environment.  When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to our fiscal year and the terms "we", "us", "the Company" and "our" refer to Dick's Sporting Goods, Inc. and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2013 as filed with the Securities and Exchange Commission on March 22, 2013.  Operating results for the 13 and 26 weeks ended August 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 or any other period.

Recently Adopted Accounting Pronouncements

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to the related note to the financial statements where additional details about the effect of the reclassifications are disclosed. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 during the first quarter of 2013. The adoption of this guidance did not impact the Company's Consolidated Financial Statements.

Indefinite-Lived Intangible Assets Impairment

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity's assessment of the totality of events and circumstances and their impact on the entity's indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Accounting Standard Codification ("ASC") 350-30, "Intangibles – Goodwill and Other – General Intangibles Other than Goodwill." ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 during the first quarter of 2013.  The adoption of this guidance did not impact the Company's Consolidated Financial Statements.

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

The following table summarizes the activity in fiscal 2013 and 2012 (in thousands):

	26 Weeks Ended
	August 3, 2013	July 28, 2012
Accrued store closing and relocation reserves, beginning of period	$31,785	$36,121
Expense charged to earnings	—	—
Cash payments	(4,564)	(3,068)
Interest accretion and other changes in assumptions	(3,274)	1,988
Accrued store closing and relocation reserves, end of period	23,947	35,041
Less: current portion of accrued store closing and relocation reserves	(10,732)	(7,897)
Long-term portion of accrued store closing and relocation reserves	$13,215	$27,144

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$84,163	$53,663	$148,984	$110,820

Weighted average common shares outstanding (for basic calculation)	122,901	119,928	122,802	120,721
Dilutive effect of stock-based awards	2,692	4,605	2,926	5,047
Weighted average common shares outstanding (for diluted calculation)	125,593	124,533	125,728	125,768

Earnings per common share - basic	$0.68	$0.45	$1.21	$0.92
Earnings per common share - diluted	$0.67	$0.43	$1.18	$0.88

For the 13 weeks ended August 3, 2013 and July 28, 2012, 1.1 million shares were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.  For the 26 weeks ended August 3, 2013 and July 28, 2012, 0.9 million and 1.0 million shares, respectively, were attributable to outstanding stock-based awards that were excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of August 3, 2013 and February 2, 2013 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of August 3, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$46,344	$—	$—
Total assets	$46,344	$—	$—

As of February 2, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$36,871	$—	$—
Total assets	$36,871	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both August 3, 2013 and February 2, 2013.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments.  The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. There were no transfers between Levels 1 and 2 during the 26 weeks ended August 3, 2013.  The Company did not hold any Level 3 financial assets or liabilities as of August 3, 2013 and February 2, 2013.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	13 Weeks Ended	26 Weeks Ended
	July 28, 2012	July 28, 2012
Beginning balance	$—	$—
Transfers in	32,370	32,370
Total realized losses included in net income	(32,370)	(32,370)
Ending balance	$—	$—

Fiscal 2012 activity reflected the Company's impairment of its available-for-sale investment in JJB Sports Plc ("JJB Sports"). Due to the use of discounted expected future cash flows to derive the fair value of the investment, the Company reclassified the investment as a Level 3 investment during the fiscal quarter ended July 28, 2012. Realized losses are included within impairment of available-for-sale investments on the unaudited Consolidated Statement of Income.

5. Income Taxes

During the first quarter of 2013, the Company determined that it would recover $4.3 million of its investment in JJB Sports, which it had previously fully impaired. There is no related tax expense for this recovery as the Company reversed a portion of the deferred tax valuation allowance it had previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired.

6. Related Party Transaction

On July 17, 2013, the Company entered into a purchase agreement (the "Purchase Agreement") with SP Aviation, LLC, an entity 50% owned by our Chairman and Chief Executive Officer. Pursuant to the Purchase Agreement, the Company sold a Gulfstream G200 corporate aircraft to SP Aviation, LLC for $11.0 million, paid in cash, representing the Company's carrying value of the asset at the time of sale. The transaction was approved pursuant to the Company's Related Party Transaction Policy.

7. Subsequent Event

On August 14, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on September 27, 2013 to stockholders of record as of the close of business on September 6, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand and eCommerce businesses, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other "forward-looking" information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, eCommerce, operations, inventory, private brand products, investments, or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for some or all of fiscal 2013 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:

▪	Our business is dependent on the general economic conditions in our markets and the ongoing economic and financial uncertainties may cause a decline in consumer spending;

▪	Intense competition in the sporting goods industry;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our stores, or our inability to open new stores;

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings, including product recalls and protection of proprietary rights;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪
Risks and costs relating to changing laws and regulations affecting our business, including: consumer products; product liability; product recalls; and the regulation of and other hazards associated with certain products we sell, such as firearms and ammunition;

▪
Disruptions in our or our vendors' supply chain that could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials and foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage, including risks relating to the sale of firearms and ammunition;

▪
Our relationships with our vendors, including potential increases in the costs of their products and our ability to pass those cost increases on to our customers, their ability to maintain their inventory and production levels and their ability or willingness to provide us with sufficient quantities of products at acceptable prices;

▪	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Disruption of or other problems with our information systems;

▪	Any serious disruption at our distribution facilities;

▪	Performance of professional sports teams, professional team lockouts or strikes, or retirement or scandal involving sports superstars;

▪	The seasonality of our business;

▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	Our ability to meet our labor needs;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

▪	Our current intention to issue quarterly cash dividends; and

▪	Our repurchase activity, if any, pursuant to our share repurchase program.

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

OVERVIEW

Dick's Sporting Goods, Inc. (together with its subsidiaries, the "Company") is an authentic full-line sports and fitness omni-channel retailer offering a broad assortment of high-quality brand name sporting goods equipment, apparel and footwear in a specialty store environment.  The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer ("Golf Galaxy").  When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to our fiscal year and the terms "we", "us", "the Company" and "our" refer to Dick's Sporting Goods, Inc. and its wholly-owned subsidiaries.

As of August 3, 2013, we operated 527 Dick's stores in 44 states and 81 Golf Galaxy stores in 30 states, with approximately 30.0 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any period within, or the entire, fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that historically have influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 372 Dick's stores as of August 2, 2008 to 527 Dick's stores as of August 3, 2013.  The Company continues to expand its presence through the opening of new stores and believes it has the potential to reach approximately 1,100 Dick's locations, including smaller-market locations across the United States.

In order to monitor the Company's success, the Company's senior management monitors certain key performance indicators, including:

▪
Consolidated same store sales – Same store sales provide a measure of sales growth for stores and other channels open at least one year over the comparable prior year period. Stores are included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations.  Stores that were closed or relocated during the applicable period have been excluded from same store sales.  Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location. The Company's eCommerce business is included in the same store sales calculation. Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, including occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of the Company's same store sales in the "Results of Operations and Other Selected Data" section herein.

▪
Operating cash flow – Cash flow generation supports the general operating needs of the Company and funds capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company's cash flows in the "Liquidity and Capital Resources and Changes in Financial Condition" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company's critical accounting policies during the period ended August 3, 2013.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Net income for the current quarter increased 57% to $84.2 million, or $0.67 per diluted share, as compared to net income of $53.7 million, or $0.43 per diluted share, for the 13 weeks ended July 28, 2012. Net income for the 13 weeks ended August 3, 2013 includes $4.7 million, net of tax, or $0.04 per diluted share related to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Net income for the 13 weeks ended July 28, 2012 included a charge of $27.6 million, net of tax, or $0.22 per diluted share related to the Company's impairment of its investment in JJB Sports.

▪
Net sales increased 7% to $1.5 billion in the current quarter due primarily to the growth of our store network and a 1.2% increase in consolidated same store sales. Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. In the current quarter, the seasonal timing change resulting from this shift favorably impacted net sales comparisons by approximately $20 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 0.4% in the current quarter. eCommerce sales penetration in the second quarter of 2013 was approximately 5.6% of total sales.

▪
Gross profit increased 14 basis points to 31.30% as a percentage of net sales for the 13 weeks ended August 3, 2013 as compared to the 13 weeks ended July 28, 2012, due primarily to higher merchandise margins, partially offset by deleverage of fixed occupancy costs.

▪	In the second quarter of 2013, the Company declared and paid a quarterly cash dividend of $0.125 per common share and Class B common share.

▪	We ended the second quarter of 2013 with no outstanding borrowings under our current senior secured credit agreement (the "Credit Agreement").

The following represents a reconciliation of beginning and ending stores for the periods indicated (1):

	26 Weeks Ended August 3, 2013			26 Weeks Ended July 28, 2012
	Dick's Sporting Goods	Golf Galaxy	Total	Dick's Sporting Goods	Golf Galaxy	Total
Beginning stores	518	81	599	480	81	561
Q1 New stores	2	—	2	6	—	6
Q2 New stores	7	—	7	4	—	4
Ending stores	527	81	608	490	81	571

Remodeled stores	—	—	—	—	—	—
Relocated stores	—	—	—	1	—	1

(1)	Excludes the Company's True Runner stores

The following table presents for the periods indicated selected items in the unaudited Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in the percentage of net sales from the prior year's period.  In addition, other selected data are provided to facilitate a further understanding of our business.  This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2012-2013 (A)
	13 Weeks Ended
	August 3, 2013 (A)	July 28, 2012 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	68.70	68.84	(14)
Gross profit	31.30	31.16	14
Selling, general and administrative expenses (3)	22.00	21.63	37
Pre-opening expenses (4)	0.35	0.16	19
Income from operations	8.95	9.37	(42)
Impairment of available-for-sale investments (5)	—	2.25	(225)
Interest expense (6)	0.05	0.07	(2)
Other (income) expense (7)	(0.11)	—	(11)
Income before income taxes	9.02	7.04	198
Provision for income taxes	3.52	3.31	21
Net income	5.50%	3.73%	177

Other Data:
Consolidated same store sales increase	1.2%	3.8%
Number of stores at end of period (8)	608	571
Total square feet at end of period (8)	30,029,317	28,053,986

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2012-2013 (A)
	26 Weeks Ended
	August 3, 2013 (A)	July 28, 2012
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	68.90	69.02	(12)
Gross profit	31.10	30.98	12
Selling, general and administrative expenses (3)	22.67	22.33	34
Pre-opening expenses (4)	0.23	0.18	5
Income from operations	8.19	8.47	(28)
Impairment of available-for-sale investments (5)	—	1.19	(119)
Interest expense (6)	0.05	0.16	(11)
Other income (7)	(0.28)	(0.07)	(21)
Income before income taxes	8.42	7.19	123
Provision for income taxes	3.22	3.11	11
Net income	5.20%	4.08%	112

Other Data:
Consolidated same store sales (decrease) increase	(0.2)%	5.9%
Number of stores at end of period (8)	608	571
Total square feet at end of period (8)	30,029,317	28,053,986

(A)	Column does not add due to rounding.

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

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 26 weeks ended August 3, 2013 include $7.9 million relating to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening which are expensed as incurred.

(5)	Impairment of available-for-sale investments reflected the Company's impairment of its investment in JJB Sports.

(6)	Interest expense for 2012 included rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased on May 7, 2012.

(7)
Includes gains and losses associated with changes in deferred compensation plan investment values. During the 26 weeks ended August 3, 2013, the Company determined it would recover $4.3 million of its investment in JJB Sports, which is reflected herein.

(8)	Store count and square footage amounts do not include the Company's True Runner stores.

13 Weeks Ended August 3, 2013 Compared to the 13 Weeks Ended July 28, 2012

Net Income

The Company reported net income of $84.2 million for the current quarter, or $0.67 per diluted share, compared to net income of $53.7 million, or $0.43 per diluted share, for the 13 weeks ended July 28, 2012.  Net income for the 13 weeks ended August 3, 2013 includes $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Net income for the 13 weeks ended July 28, 2012 included a charge of $27.6 million, net of tax, or $0.22 per diluted share, related to the Company's impairment of its investment in JJB Sports.

Net Sales

Net sales for the current quarter increased 7% to $1.5 billion, due primarily to the growth of our store network and a 1.2% increase in consolidated same store sales.  The 1.2% consolidated same store sales increase consisted of a 1.9% increase at Dick's Sporting Goods and a 7.2% decrease at Golf Galaxy. eCommerce sales penetration was approximately 5.6% of total sales during the current quarter compared to 3.9% of total sales during the 13 weeks ended July 28, 2012. Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. In the current quarter, the seasonal timing change resulting from this shift favorably impacted net sales comparisons by approximately $20 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 0.4%, consisting of a 0.1% increase at Dick's Sporting Goods and a 6.1% decrease at Golf Galaxy.

The decrease in consolidated same store sales, as adjusted for the shifted retail calendar, was primarily driven by declines in our golf equipment, outdoor equipment and fitness businesses. Golf and outdoor equipment, such as water sports, camping and bikes, were negatively impacted by higher levels of precipitation and cooler temperatures. The same store sales increase at Dick's Sporting Goods was attributable to an increase of 2.0% in sales per transaction offset by a 1.9% decrease in transactions.  Every 1% change in consolidated same store sales would impact earnings before income taxes for the current quarter by approximately $5 million.

Income from Operations

Income from operations increased to $137.1 million for the current quarter from $134.6 million for the 13 weeks ended July 28, 2012.  The increase was primarily due to a $31.5 million increase in gross profit, partially offset by a $26.1 million increase in selling, general and administrative expenses.

Gross profit increased 7% to $479.3 million for the current quarter from $447.8 million for the 13 weeks ended July 28, 2012.  The 14 basis point increase as a percentage of net sales was due primarily to merchandise margin expansion of 31 basis points due to our continued inventory management efforts, partially offset by a 25 basis point increase in occupancy costs that increased as a percentage of net sales as a result of a lower increase in consolidated same store sales. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.5 million.

Selling, general and administrative expenses increased 8% to $337.0 million for the current quarter from $310.9 million for the 13 weeks ended July 28, 2012, and increased as a percentage of net sales by 37 basis points. The increase was primarily due to a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to its fair market value. This corporate aircraft is not the aircraft that was sold to a related party as described in Note 6 to the unaudited Consolidated Financial Statements. Selling, general and administrative expenses were also impacted by an increase in administrative payroll costs for the Company's planned growth initiatives, partially offset by lower incentive compensation during the 13 weeks ended August 3, 2013 and a contribution to the Dick's Sporting Goods Foundation during the 13 weeks ended July 28, 2012.

Pre-opening expenses increased to $5.3 million for the current quarter from $2.3 million for the 13 weeks ended July 28, 2012.  Pre-opening expenses relate to the opening of seven new Dick's stores during the current quarter as compared to the opening of four new Dick's stores during last year's second quarter.  Pre-opening expenses during the 13 weeks ended August 3, 2013 also reflect expenses related to opening the Company's first Field & Stream store, a specialized outdoor concept. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments of $32.4 million in the second quarter ended July 28, 2012 resulted from the full impairment of the Company's investment in JJB Sports.

Income Taxes

The Company's effective tax rate was 39.1% for the 13 weeks ended August 3, 2013 as compared to 47.0% for the same period last year.  During the 13 weeks ended July 28, 2012, the Company determined that a valuation allowance totaling $7.9 million was required for a portion of the recorded deferred tax asset related to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, as the Company did not believe that it was "more likely than not" that the Company would generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

26 Weeks Ended August 3, 2013 Compared to the 26 Weeks Ended July 28, 2012

Net Income

The Company reported net income of $149.0 million for the 26 weeks ended August 3, 2013, or $1.18 per diluted share, compared to net income of $110.8 million, or $0.88 per diluted share, for the 26 weeks ended July 28, 2012. Net income for the 26 weeks ended August 3, 2013 includes $4.3 million, net of tax, or $0.03 per diluted share, related to an estimated partial recovery from its previously impaired investment in JJB Sports and $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Net income for the 26 weeks ended July 28, 2012 included a charge of $27.6 million, net of tax, or $0.22 per diluted share, related to the Company's impairment of its investment in JJB Sports.

Net Sales

Net sales for the period increased 5% to $2.9 billion, due primarily to the growth of our store network, offset by a 0.2% decrease in consolidated same store sales. The 0.2% consolidated same store sales decrease consisted of a 0.4% increase at Dick's Sporting Goods and a 7.3% decrease at Golf Galaxy. eCommerce sales penetration was approximately 5.7% of total sales during the current period compared to 3.8% of total sales during the 26 weeks ended July 28, 2012. Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. In the current quarter, the seasonal timing change resulting from this shift favorably impacted net sales comparisons by approximately $53 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 2.0%, consisting of a 1.5% decrease at Dick's Sporting Goods and an 8.7% decrease at Golf Galaxy.

The decrease in consolidated same store sales, as adjusted for the shifted retail calendar, was primarily driven by declines in our golf, fitness and outdoor equipment businesses. The same store sales decrease at Dick's Sporting Goods is attributable to a decrease in transactions of approximately 3.4% offset by an increase of approximately 1.9% in sales per transaction. Every 1% change in consolidated same store sales would impact earnings before income taxes for the period by approximately $9 million.

Income from Operations

Income from operations increased to $234.7 million for the current period from $230.4 million for the 26 weeks ended July 28, 2012. The increase was primarily due to a $48.6 million increase in gross profit, partially offset by an increase in selling, general and administrative expenses totaling $42.7 million.

Gross profit increased approximately 6% to $891.0 million for the current period from $842.4 million for the 26 weeks ended July 28, 2012. The 12 basis point increase is due primarily to merchandise margin expansion of 54 basis points, partially offset by a 35 basis point increase in fixed occupancy costs that increased as a percentage of sales as a result of the decline in consolidated same store sales and a 13 basis point increase in freight and distribution costs driven by the increase in eCommerce sales. Freight and distribution costs for eCommerce sales are higher as a percentage of sales than for sales made in our brick and mortar stores. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $3 million.

Selling, general and administrative expenses increased approximately 7% to $649.7 million for the current period from $607.0 million for the 26 weeks ended July 28, 2012, and increased as a percentage of net sales by 34 basis points primarily due to increased payroll costs for planned growth initiatives and a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to its fair market value. This corporate aircraft is not the aircraft that was sold to a related party as described in Note 6 to the unaudited Consolidated Financial Statements. The increase in selling, general and administrative expenses were partially offset by lower incentive compensation during the 26 weeks ended August 3, 2013 and a contribution to the Dick's Sporting Goods Foundation during the 26 weeks ended July 28, 2012.

Pre-opening expenses increased to $6.6 million for the current period from $5.0 million for the 26 weeks ended July 28, 2012. Pre-opening expenses relate to the opening of nine new Dick's stores during the period as compared to ten new Dick's stores during last year's period. Pre-opening expenses for the 26 weeks ended August 3, 2013 also reflect expenses related to opening the Company's first Field & Stream store, a specialized outdoor concept. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments of $32.4 million in the 26 weeks ended July 28, 2012 resulted from the full impairment of the Company's investment in JJB Sports.

Interest Expense

Interest expense was $1.4 million for the current period and $4.4 million for the 26 weeks ended July 28, 2012. Interest expense for the 26 weeks ended July 28, 2012 included $2.9 million related to rent payments under the Company's financing lease for its corporate headquarters building and the decrease in interest expense year over year reflects the Company's purchase of its corporate headquarters building on May 7, 2012.

Other Income

Other income was $7.9 million for the current period and $1.8 million for the 26 weeks ended July 28, 2012. Other income for the 26 weeks ended August 3, 2013 includes $4.3 million related to the estimated partial recovery of the Company's investment in JJB Sports, which it had previously fully impaired.

Income Taxes

The Company's effective tax rate was 38.2% for the 26 weeks ended August 3, 2013 as compared to 43.3% for the same period last year. During the 26 weeks ended July 28, 2012, the Company determined that a valuation allowance totaling $7.9 million was required for a portion of the recorded deferred tax asset related to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, as the Company did not believe that it was "more likely than not" that the Company would generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss. During fiscal 2013, the Company determined that it would recover an estimated $4.3 million of its investment in JJB Sports.  There is no related tax expense, as the Company reversed a portion of the deferred tax valuation allowance it had previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities. The Company ended the second quarter of 2013 with $134.8 million in cash and cash equivalents as compared to $350.4 million at the end of the second quarter of 2012. Over the course of the past twelve months, the Company utilized capital to invest in its omni-channel growth, remodel stores, build a distribution center, fund share repurchases, pay a special dividend and quarterly dividends and acquire the Field & Stream brand.

Net cash provided by operating activities for the 26 weeks ended August 3, 2013 was $5.4 million compared to $67.0 million for the 26 weeks ended July 28, 2012.  Net cash from operating, investing and financing activities are discussed further below.

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

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets.  In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of August 3, 2013, the Company was in compliance with the terms of the Credit Agreement.

There were no outstanding borrowings under the Credit Agreement as of August 3, 2013 or February 2, 2013.  As of August 3, 2013 and February 2, 2013, total remaining borrowing capacity, after subtracting letters of credit, was $487.0 million and $488.7 million, respectively.

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

Store and omni-channel infrastructure – The Company currently plans to make substantial capital investments in its business in fiscal 2013 compared to fiscal 2012. These investments include growing our omni-channel platform, implementing new systems, developing new retail concepts and store-related capital expenditures. Store-related capital expenditures are expected to nearly double from fiscal 2012, due to anticipated investments in new and relocated stores and further upgrades to some of our existing stores to improve the shopping experience for our customers.

▪
The Company plans to open approximately 40 new Dick's stores and relocate one Dick's store during fiscal 2013.  The Company also expects to open one new Golf Galaxy store and relocate one Golf Galaxy store in fiscal 2013, both of which will be in a new, larger format.  The Company plans to lease all of these stores.

▪	The Company expects to open one new True Runner store and two new Field & Stream stores in 2013. The Company plans to lease all of these stores.

▪	The Company plans to fully remodel four Dick's stores in 2013. We did not remodel any stores in 2012 as we were finalizing our new prototype store.

▪	The Company plans to partially remodel 75 Dick's stores in 2013. The partial remodels will focus on strategic growth categories, and when completed, will feature Nike and Under Armour shops.

▪
In 2013, we plan to accelerate the pace of new vendor shops by adding approximately 120 Nike Fieldhouse shops, 60 Under Armour All American shops and 20 adidas shops within our existing Dick's Sporting Goods stores.  We are also working closely with The North Face to add approximately 80 seasonal outpost shops in conjunction with store remodels as well as elevate their branding in our seasonally expanded shops.

▪	We plan to install shared service footwear decks in all new and fully remodeled stores in 2013.

These capital investments will impact the Company's cash flows during the third and fourth quarters of fiscal 2013.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock.  During the 26 weeks ended August 3, 2013, the Company repurchased 1.7 million shares of its common stock for $80.6 million. The Company funded the repurchases from cash on hand.

Dividends – During the 26 weeks ended August 3, 2013, the Company paid $33.6 million of dividends to its stockholders.  The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Event Subsequent to Quarter-end

Dividend – On August 14, 2013, the Company's Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company's common stock and Class B common stock. The dividend is payable in cash on September 27, 2013 to stockholders of record at the close of business on September 6, 2013.

The Company currently believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2013.  Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	August 3, 2013	July 28, 2012
Net cash provided by operating activities	$5,406	$66,980
Net cash used in investing activities	(132,948)	(171,552)
Net cash used in financing activities	(82,876)	(279,414)
Effect of exchange rate changes on cash and cash equivalents	(31)	(12)
Net decrease in cash and cash equivalents	$(210,449)	$(383,998)

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

Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes, stock-based compensation expense, tax benefits on stock options as well as non-cash gains and losses on the disposal of the Company's assets, including impairment charges.  Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable, income taxes payable / receivable as well as other working capital changes.

Cash provided by operating activities decreased $61.6 million for the 26 weeks ended August 3, 2013 compared to the same period last year.  The decrease in cash provided by operating activities is due primarily to decreases in operating assets and liabilities of $102.5 million year-over-year, partially offset by a $38.2 million increase in net income and a $2.7 million increase in non-cash items. The decrease in operating assets and liabilities year-over-year is primarily due to the following:

▪
Changes in income taxes payable / receivable decreased operating cash flows by $33.8 million compared to last year, primarily due to higher income tax payments in the current period.  Income tax payments in fiscal 2012 were favorably impacted by the timing of implementation of a tax election to deduct certain repair and maintenance costs.

▪
Cash flows provided by changes in inventory and accounts payable decreased $17.9 million compared to last year, primarily attributable to the decrease in consolidated same store sales during the 26 weeks ended August 3, 2013 as compared to the 5.9% increase in the same period of fiscal 2012.

▪	Changes in accrued expenses decreased $16.9 million compared to last year, primarily due to payroll timing compared to last year and lower incentive compensation accruals in fiscal 2013.

Investing Activities

The decrease in cash used in investing activities is due primarily to the Company's $32.0 million investment in JJB Sports during the 26 weeks ended July 28, 2012 and $11.0 million of proceeds received from the sale of a corporate aircraft during the 26 weeks ended August 3, 2013. The 26 weeks ended August 3, 2013 also includes a $4.1 million increase in deposits and purchases of other assets, which reflects payments made to acquire corporate aircraft and trademarks.

Financing Activities

Cash used in financing activities for the 26 weeks ended August 3, 2013 totaled $82.9 million, compared to $279.4 million of cash used in the same period of fiscal 2012.  The decrease in cash used primarily reflects the Company's purchase of its corporate headquarters building in fiscal 2012 for $133.4 million and lower share repurchase activity during the 26 weeks ended August 3, 2013 compared to the same period last year, partially offset by lower proceeds from stock option exercises.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commercial Commitments

The Company's off-balance sheet contractual obligations and commercial commitments as of August 3, 2013 primarily relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit.  The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources. There have been no significant changes in the Company's off-balance sheet contractual obligations or commercial commitments since the end of fiscal 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the year ended February 2, 2013 filed March 22, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2013, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report August 3, 2013.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Dick's Sporting Goods and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended February 2, 2013 as filed with the Securities and Exchange Commission on March 22, 2013, which could materially affect our business, financial condition, financial results or future performance.  Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this report, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2013, the Company's Board of Directors authorized a share repurchase program of up to $1 billion of the Company's common stock over the next five years. The Company will finance the repurchases from cash on hand, future cash flows from operations or borrowings under the Company's credit facility. Pursuant to the stock repurchase program, the Company repurchased 1.7 million shares of common stock for $80.6 million during the first quarter of 2013. As of August 3, 2013, $919.4 million remained available under this program. The Company may suspend or terminate the share repurchase program at any time.

The following table sets forth repurchases of our common stock during the second quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
May 5, 2013 to June 1, 2013	1,226	(a)	$51.68	—	$919,397,541
June 2, 2013 to July 6, 2013	326	(a)	$50.37	—	$919,397,541
July 7, 2013 to August 3, 2013	440	(a)	$53.20	—	$919,397,541
Total	1,992		$51.80	—

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

ITEM 6.  EXHIBITS

(a) Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on page 24 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 30, 2013 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ ANDRÉ J. HAWAUX
André J. Hawaux
Executive Vice President – Finance, Administration and Chief Financial Officer
(principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President – Chief Accounting Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 30, 2013 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of August 30, 2013 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 30, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of August 30, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith