Form 10-Q
period 2013-11-02
DICKS SPORTING GOODS INC
filed 2013-11-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2013

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 22, 2013, was 100,887,137 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$1,400,623	$1,312,072	$4,265,755	$4,030,818
Cost of goods sold, including occupancy and distribution costs	975,724	905,948	2,949,872	2,782,306
GROSS PROFIT	424,899	406,124	1,315,883	1,248,512
Selling, general and administrative expenses	333,724	314,637	983,382	921,631
Pre-opening expenses	12,122	9,294	18,736	14,311
INCOME FROM OPERATIONS	79,053	82,193	313,765	312,570
Impairment of available-for-sale investments	—	—	—	32,370
Interest expense	696	860	2,081	5,309
Other income	(2,735)	(1,113)	(10,675)	(2,923)
INCOME BEFORE INCOME TAXES	81,092	82,446	322,359	277,814
Provision for income taxes	31,115	32,307	123,398	116,855
NET INCOME	$49,977	$50,139	$198,961	$160,959

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.41	$1.62	$1.33
Diluted	$0.40	$0.40	$1.58	$1.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	123,221	122,103	122,942	121,181
Diluted	125,842	125,938	125,766	125,825

Cash dividends declared per share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
NET INCOME	$49,977	$50,139	$198,961	$160,959
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized loss on securities available-for-sale, net of tax	—	—	—	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of tax	—	—	—	27,636
Foreign currency translation adjustment, net of tax	(3)	8	(34)	(4)
COMPREHENSIVE INCOME	$49,974	$50,147	$198,927	$160,955

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,647	$345,214	$294,493
Accounts receivable, net	81,389	34,625	57,212
Income taxes receivable	34,635	15,737	2,779
Inventories, net	1,570,034	1,096,186	1,382,684
Prepaid expenses and other current assets	104,806	73,838	35,367
Deferred income taxes	48,414	30,289	26,755
Total current assets	1,904,925	1,595,889	1,799,290

Property and equipment, net	1,059,865	840,135	851,302
Intangible assets, net	98,792	98,903	99,033
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	3,286	4,382	8,269
Other	80,433	147,904	111,093
Total other assets	83,719	152,286	119,362
TOTAL ASSETS	$3,347,895	$2,887,807	$3,069,581

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$738,196	$507,247	$665,608
Accrued expenses	316,421	269,900	296,232
Deferred revenue and other liabilities	106,847	146,362	96,233
Income taxes payable	—	68,746	—
Current portion of other long-term debt and leasing obligations	7,540	8,513	8,584
Total current liabilities	1,169,004	1,000,768	1,066,657
LONG-TERM LIABILITIES:
Revolving credit borrowings	116,400	—	—
Other long-term debt and leasing obligations	6,596	7,762	14,157
Deferred income taxes	29,160	7,413	—
Deferred revenue and other liabilities	328,712	284,540	283,835
Total long-term liabilities	480,868	299,715	297,992
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	982	981	977
Class B common stock	249	249	250
Additional paid-in capital	937,742	874,236	855,881
Retained earnings	1,064,511	911,704	1,047,668
Accumulated other comprehensive income	78	112	114
Treasury stock, at cost	(305,539)	(199,958)	(199,958)
Total stockholders' equity	1,698,023	1,587,324	1,704,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,347,895	$2,887,807	$3,069,581

 See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total
BALANCE, February 2, 2013	98,104,692	$981	24,900,870	$249	$874,236	$911,704	$112	$(199,958)	$1,587,324
Exercise of stock options	1,665,162	17	—	—	34,903	—	—	—	34,920
Restricted stock vested	907,180	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(280,346)	(3)	—	—	(13,087)	—	—	—	(13,090)
Net income	—	—	—	—	—	198,961	—	—	198,961
Stock-based compensation	—	—	—	—	20,610	—	—	—	20,610
Total tax benefit from exercise of stock options	—	—	—	—	21,089	—	—	—	21,089
Foreign currency translation adjustment, net of taxes of $20	—	—	—	—	—	—	(34)	—	(34)
Purchase of shares for treasury	(2,179,943)	(22)	—	—	—	—	—	(105,581)	(105,603)
Cash dividends declared	—	—	—	—	—	(46,154)	—	—	(46,154)
BALANCE, November 2, 2013	98,216,745	$982	24,900,870	$249	$937,742	$1,064,511	$78	$(305,539)	$1,698,023

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198,961	$160,959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	113,437	88,627
Impairment of available-for-sale investments	—	32,370
Deferred income taxes	4,718	(10,128)
Stock-based compensation	20,610	23,643
Excess tax benefit from exercise of stock options	(20,966)	(61,461)
Tax benefit from exercise of stock options	125	4,761
Other non-cash items	435	227
Changes in assets and liabilities:
Accounts receivable	(28,850)	(17,374)
Inventories	(473,848)	(367,687)
Prepaid expenses and other assets	(9,752)	31,599
Accounts payable	209,346	178,700
Accrued expenses	3,440	18
Income taxes payable / receivable	(66,680)	33,260
Deferred construction allowances	37,125	21,744
Deferred revenue and other liabilities	(45,804)	(35,922)
Net cash (used in) provided by operating activities	(57,703)	83,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(196,862)	(157,448)
Purchase of JJB Sports convertible notes and equity securities	—	(31,986)
Proceeds from sale of other assets	11,000	—
Deposits and purchases of other assets	(60,048)	(54,819)
Net cash used in investing activities	(245,910)	(244,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings, net	116,400	—
Payments on other long-term debt and leasing obligations	(2,139)	(138,856)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	34,920	71,683
Excess tax benefit from exercise of stock options	20,966	61,461
Minimum tax withholding requirements	(13,090)	(5,329)
Cash paid for treasury stock	(105,603)	(198,774)
Cash dividends paid to stockholders	(48,977)	(45,668)
Increase (decrease) in bank overdraft	21,603	(23,505)
Net cash provided by (used in) financing activities	24,080	(278,988)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(34)	(4)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(279,567)	(439,909)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	345,214	734,402
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,647	$294,493

Supplemental disclosure of cash flow information:
Accrued property and equipment	$81,025	$44,568
Accrued deposits and purchases of other assets	$—	$14,500
Cash paid for interest	$1,595	$4,697
Cash paid for income taxes	$192,725	$100,939

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, the "Company") is an authentic full-line sports and fitness specialty omni-channel retailer offering a broad assortment of high quality, competitively-priced brand name sporting goods equipment, apparel and footwear in a specialty store environment. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to our fiscal year and the terms "we", "us", "the Company" and "our" refer to Dick's Sporting Goods, Inc. and its wholly-owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements.  In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2013 as filed with the Securities and Exchange Commission on March 22, 2013.  Operating results for the 13 and 39 weeks ended November 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 or any other period.

Recently Adopted Accounting Pronouncements

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to the related note to the financial statements where additional details about the effect of the reclassifications are disclosed. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 during the first quarter of 2013. The adoption of this guidance did not impact the Company's Consolidated Financial Statements.

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

The following table summarizes the activity in fiscal 2013 and 2012 (in thousands):

	39 Weeks Ended
	November 2, 2013	October 27, 2012
Accrued store closing and relocation reserves, beginning of period	$31,785	$36,121
Expense charged to earnings	—	2,234
Cash payments	(8,998)	(7,511)
Interest accretion and other changes in assumptions	(3,550)	1,548
Accrued store closing and relocation reserves, end of period	19,237	32,392
Less: current portion of accrued store closing and relocation reserves	(6,874)	(7,447)
Long-term portion of accrued store closing and relocation reserves	$12,363	$24,945

The current portion of accrued store closing and relocation reserves is included within accrued expenses and the long-term portion is included within long-term deferred revenue and other liabilities on the unaudited Consolidated Balance Sheets. The related expense is recorded within selling, general and administrative expenses on the unaudited Consolidated Statements of Income.

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$49,977	$50,139	$198,961	$160,959

Weighted average common shares outstanding (for basic calculation)	123,221	122,103	122,942	121,181
Dilutive effect of stock-based awards	2,621	3,835	2,824	4,644
Weighted average common shares outstanding (for diluted calculation)	125,842	125,938	125,766	125,825

Earnings per common share - basic	$0.41	$0.41	$1.62	$1.33
Earnings per common share - diluted	$0.40	$0.40	$1.58	$1.28

Anti-dilutive stock-based awards excluded from diluted calculation	1,086	546	977	833

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of November 2, 2013 and February 2, 2013 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of November 2, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$48,559	$—	$—
Total assets	$48,559	$—	$—

As of February 2, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$36,871	$—	$—
Total assets	$36,871	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both November 2, 2013 and February 2, 2013.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments.  The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. There were no transfers between Levels 1 and 2 during the 39 weeks ended November 2, 2013.  The Company did not hold any Level 3 financial assets or liabilities as of November 2, 2013 and February 2, 2013.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	13 Weeks Ended	39 Weeks Ended
	October 27, 2012	October 27, 2012
Beginning balance	$—	$—
Transfers in	—	32,370
Total realized losses included in net income	—	(32,370)
Ending balance	$—	$—

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

7. Subsequent Event

On November 14, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on December 27, 2013 to stockholders of record as of the close of business on December 6, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand and eCommerce businesses, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other "forward-looking" information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, eCommerce, operations, inventory, private brand products, investments, or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for some or all of fiscal 2013 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	Our business is dependent on general economic conditions in our markets and ongoing economic and financial uncertainties may cause a decline in consumer spending;

▪	Intense competition in the sporting goods industry;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our ability to open new stores;

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings, including product recalls and protection of proprietary rights;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

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

▪	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Disruption of or other problems with our information systems;

▪	Any serious disruption at our distribution facilities;

▪	Performance of professional sports teams, professional team lockouts or strikes, or retirement or scandal involving sports superstars;

▪	The seasonality of our business and the impact of unseasonable weather;

▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	Our ability to meet our labor needs;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

▪	Our current intention to issue quarterly cash dividends; and

▪	Our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 2, 2013. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

OVERVIEW

Dick's Sporting Goods, Inc. (together with its subsidiaries, the "Company") is an authentic full-line sports and fitness specialty omni-channel retailer offering a broad assortment of high quality, competitively-priced brand name sporting goods equipment, apparel and footwear in a specialty store environment. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to our fiscal year and the terms "we", "us", "the Company" and "our" refer to Dick's Sporting Goods, Inc. and its wholly-owned subsidiaries.

As of November 2, 2013, we operated 552 Dick's Sporting Goods stores in 45 states and 82 Golf Galaxy stores in 30 states, with approximately 31.4 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any period within, or the entire, fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that historically have influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins.  In the last five years, the Company has grown from 398 Dick's Sporting Goods stores as of November 1, 2008 to 552 Dick's Sporting Goods stores as of November 2, 2013.  The Company continues to expand its presence through the opening of new stores and believes it has the potential to reach approximately 1,100 Dick's Sporting Goods locations, including smaller-market locations across the United States.

In order to monitor the Company's success, the Company's senior management monitors certain key performance indicators, including:

▪
Consolidated same store sales – Same store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period, as well as the corresponding eCommerce sales. A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations.  Stores that were closed or relocated during the applicable period have been excluded from same store sales.  Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location. Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, including occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of the Company's same store sales in the "Results of Operations and Other Selected Data" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements.  There have been no changes in the Company's critical accounting policies during the period ended November 2, 2013.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪	Net income for the current quarter was $50.0 million, or $0.40 per diluted share, as compared to net income of $50.1 million, or $0.40 per diluted share, for the 13 weeks ended October 27, 2012.

▪
Net sales increased 7% to $1.4 billion in the current quarter due primarily to the growth of our store network and a 0.3% increase in consolidated same store sales. Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. The seasonal timing change resulting from this shift unfavorably impacted net sales comparisons to the same period in the prior year by approximately $36 million. Consolidated same store sales, adjusted for the shifted retail calendar, increased 3.3% in the current quarter. eCommerce sales penetration in the third quarter of 2013 was 6.5% of total sales.

▪
Gross profit decreased 61 basis points to 30.34% as a percentage of net sales for the 13 weeks ended November 2, 2013 as compared to the 13 weeks ended October 27, 2012, due primarily to increased occupancy and shipping costs.

▪	In the third quarter of 2013, the Company:

▪	Declared and paid a quarterly cash dividend of $0.125 per common share and Class B common share.

▪	Repurchased approximately 0.5 million shares of common stock for $25.0 million.

▪	We ended the third quarter with $116.4 million of borrowings under our current senior secured credit agreement.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended November 2, 2013			39 Weeks Ended October 27, 2012
	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total
Beginning stores	518	83	601	480	81	561
Q1 New stores	2	—	2	6	—	6
Q2 New stores	7	—	7	4	—	4
Q3 New stores	25	3	28	21	2	23
Ending stores	552	86	638	511	83	594

Remodeled stores	3	—	3	—	—	—
Relocated stores	1	1	2	4	—	4

(1)	Includes the Company's Field & Stream and True Runner stores.

The following table presents for the periods indicated selected items in the unaudited Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in the percentage of net sales from the prior year's period.  In addition, other data are provided to facilitate a further understanding of our business.  This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2012-2013 (A)
	13 Weeks Ended
	November 2, 2013	October 27, 2012 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.66	69.05	61
Gross profit	30.34	30.95	(61)
Selling, general and administrative expenses (3)	23.83	23.98	(15)
Pre-opening expenses (4)	0.87	0.71	16
Income from operations	5.64	6.26	(62)
Interest expense (6)	0.05	0.07	(2)
Other income (7)	(0.20)	(0.08)	(12)
Income before income taxes	5.79	6.28	(49)
Provision for income taxes	2.22	2.46	(24)
Net income	3.57%	3.82%	(25)

Other Data:
Consolidated same store sales increase	0.3%	5.1%
Number of stores at end of period (8)	638	594
Total square feet at end of period (8)	31,386,846	29,202,376

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2012-2013 (A)
	39 Weeks Ended
	November 2, 2013 (A)	October 27, 2012
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.15	69.03	12
Gross profit	30.85	30.97	(12)
Selling, general and administrative expenses (3)	23.05	22.86	19
Pre-opening expenses (4)	0.44	0.36	8
Income from operations	7.36	7.75	(39)
Impairment of available-for-sale investments (5)	—	0.80	(80)
Interest expense (6)	0.05	0.13	(8)
Other income (7)	(0.25)	(0.07)	(18)
Income before income taxes	7.56	6.89	67
Provision for income taxes	2.89	2.90	(1)
Net income	4.66%	3.99%	67

Other Data:
Consolidated same store sales increase	0.0%	5.6%
Number of stores at end of period (8)	638	594
Total square feet at end of period (8)	31,386,846	29,202,376

(A)	Column does not add due to rounding.

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

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 39 weeks ended November 2, 2013 include $7.9 million relating to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

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

(8)	Includes the Company's Field & Stream and True Runner stores.

13 Weeks Ended November 2, 2013 Compared to the 13 Weeks Ended October 27, 2012

Net Income

The Company reported net income of $50.0 million for the current quarter, or $0.40 per diluted share, compared to net income of $50.1 million, or $0.40 per diluted share, for the 13 weeks ended October 27, 2012.

Net Sales

Net sales for the current quarter increased 7% to $1.4 billion for the 13 weeks ended November 2, 2013 compared to the 13 weeks ended October 27, 2012, due primarily to the growth of our store network and a 0.3% increase in consolidated same store sales.  The 0.3% consolidated same store sales increase consisted of a 0.6% increase at Dick's Sporting Goods and a 4.7% decrease at Golf Galaxy. eCommerce sales penetration was 6.5% of total sales during the current quarter compared to 4.4% of total sales during the 13 weeks ended October 27, 2012. Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. In the current quarter, the seasonal timing change resulting from this shift unfavorably impacted net sales comparisons to the same period in the prior year by approximately $36 million. Consolidated same store sales, adjusted for the shifted retail calendar, increased 3.3%, consisting of a 3.4% increase at Dick's Sporting Goods and a 2.2% increase at Golf Galaxy.

The increase in consolidated same store sales, as adjusted for the shifted retail calendar, was primarily driven by increases in athletic footwear and apparel, and team sports, partially offset by declines in the fitness and outdoor apparel categories. The same store sales increase on a shifted basis at Dick's Sporting Goods was attributable to an increase of 1.5% in sales per transaction and a 1.9% increase in transactions. This 1.9% increase in transactions reflects the Company’s efforts to increase traffic, including additional advertising, increased store payroll, more merchandise offerings at opening price points and investments in growth categories. Every 1% change in consolidated same store sales would impact earnings before income taxes for the current quarter by approximately $4 million.

Income from Operations

Income from operations decreased to $79.1 million for the current quarter from $82.2 million for the 13 weeks ended October 27, 2012.

Gross profit increased 5% to $424.9 million for the current quarter from $406.1 million for the 13 weeks ended October 27, 2012, but decreased as a percentage of net sales by 61 basis points compared to the same period last year. Occupancy costs and shipping expenses increased as a percentage of net sales by 47 basis points in the current quarter.  Occupancy costs increased at a higher rate than the 0.3% increase in consolidated same store sales during the current quarter.  Shipping expenses as a percentage of sales increased due to the growth in our eCommerce sales relative to the growth in sales at our brick and mortar stores. Merchandise margins decreased 11 basis points, reflecting our efforts to offer more products at opening price points and respond to isolated competitor pricing strategies. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.4 million.

Selling, general and administrative expenses increased 6% to $333.7 million for the current quarter from $314.6 million for the 13 weeks ended October 27, 2012, but decreased as a percentage of net sales by 15 basis points. Selling, general and administrative expenses were impacted by lower incentive compensation during the 13 weeks ended November 2, 2013, partially offset by an increase in administrative payroll costs to support the Company's planned growth initiatives.

Pre-opening expenses increased to $12.1 million for the current quarter from $9.3 million for the 13 weeks ended October 27, 2012. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During the current quarter, the Company opened 25 new Dick's Sporting Goods stores, one new Golf Galaxy store and two new Field & Stream stores, a specialized outdoor concept. Additionally, the Company relocated one Dick's Sporting Goods store and repositioned one Golf Galaxy store during the current quarter. The Company opened 21 new Dick's Sporting Goods stores and relocated three Dick's Sporting Goods stores in last year's third quarter.

Income Taxes

The Company's effective tax rate was 38.4% for the 13 weeks ended November 2, 2013 as compared to 39.2% for the same period last year.

39 Weeks Ended November 2, 2013 Compared to the 39 Weeks Ended October 27, 2012

Net Income

The Company reported net income of $199.0 million for the 39 weeks ended November 2, 2013, or $1.58 per diluted share, compared to net income of $161.0 million, or $1.28 per diluted share, for the 39 weeks ended October 27, 2012. Net income for the 39 weeks ended November 2, 2013 includes $4.3 million, net of tax, or $0.03 per diluted share, related to an estimated partial recovery from its previously impaired investment in JJB Sports recorded during the first quarter of 2013 and a charge of $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment to reduce the carrying value of a corporate aircraft held for sale to its fair market value recorded during the second quarter of 2013. Net income for the 39 weeks ended October 27, 2012 included a charge of $27.6 million, net of tax, or $0.22 per diluted share, related to the Company's impairment of its investment in JJB Sports recorded during the second quarter of 2012.

Net Sales

Net sales for the period increased 6% to $4.3 billion, due primarily to the growth of our store network. Consolidated same store sales remained flat for the period, consisting of a 0.5% increase at Dick's Sporting Goods and a 6.7% decrease at Golf Galaxy. eCommerce sales penetration was 6.0% of total sales during the current period compared to 4.0% of total sales during the 39 weeks ended October 27, 2012. Due to the 53rd week in fiscal 2012, there is a one-week shift in fiscal 2013 results as compared to fiscal 2012. The seasonal timing change resulting from this shift favorably impacted net sales comparisons to the same period in the prior year by approximately $14 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 0.4%, consisting of a 0.1% increase at Dick's Sporting Goods and a 6.2% decrease at Golf Galaxy.

The decrease in consolidated same store sales, as adjusted for the shifted retail calendar, was primarily driven by declines in our golf, fitness and outdoor equipment businesses. The same store sales increase on a shifted basis at Dick's Sporting Goods is attributable to an increase of approximately 1.8% in sales per transaction offset by a decrease in transactions of approximately 1.7%. Every 1% change in consolidated same store sales would impact earnings before income taxes for the current period by approximately $13 million.

Income from Operations

Income from operations increased to $313.8 million for the current period from $312.6 million for the 39 weeks ended October 27, 2012.

Gross profit increased approximately 5% to $1.3 billion for the current period from $1.2 billion for the 39 weeks ended October 27, 2012, but decreased as a percentage of net sales by 12 basis points compared to the same period last year. Occupancy costs and shipping expenses increased as a percentage of net sales by 50 basis points in the current period.  Occupancy costs increased, while consolidated same store sales were flat during the 39 weeks ended November 2, 2013.  Shipping expenses as a percentage of sales increased due to the growth in our eCommerce sales relative to the growth in sales at our brick and mortar stores. The decrease in our gross profit as a percentage of net sales was partially offset by merchandise margin expansion of 36 basis points. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current period by approximately $4.2 million.

Selling, general and administrative expenses increased approximately 7% to $983.4 million for the current period from $921.6 million for the 39 weeks ended October 27, 2012, and increased as a percentage of net sales by 19 basis points primarily due to increased payroll costs for planned growth initiatives and a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to its fair market value. This corporate aircraft is not the aircraft that was sold to a related party as described in Note 6 to the unaudited Consolidated Financial Statements. The increase in selling, general and administrative expenses was partially offset by lower incentive compensation during the 39 weeks ended November 2, 2013 and a contribution to the Dick's Sporting Goods Foundation during the 39 weeks ended October 27, 2012.

Pre-opening expenses increased to $18.7 million for the current period from $14.3 million for the 39 weeks ended October 27, 2012. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During the current period, the Company opened 34 new Dick's Sporting Goods stores, one new Golf Galaxy store and two new Field & Stream stores, a specialized outdoor concept. Additionally, the Company relocated one Dick's Sporting Goods store and repositioned one Golf Galaxy store in the current period. During last year's period, the Company opened 31 new Dick's Sporting Goods stores and relocated four Dick's Sporting Goods stores.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments of $32.4 million in the 39 weeks ended October 27, 2012 resulted from the full impairment of the Company's investment in JJB Sports.

Interest Expense

Interest expense was $2.1 million for the current period and $5.3 million for the 39 weeks ended October 27, 2012. Interest expense for the 39 weeks ended October 27, 2012 included $2.9 million related to rent payments under the Company's financing lease for its corporate headquarters building and the decrease in interest expense year over year reflects the Company's purchase of its corporate headquarters building on May 7, 2012.

Other Income

Other income was $10.7 million for the current period and $2.9 million for the 39 weeks ended October 27, 2012. The Company recognizes interest income to reflect changes in the investment value of assets held in its deferred compensation plans with a corresponding charge to selling, general and administrative costs for the same amount. The Company recognized interest income totaling $4.7 million in the 39 weeks ended November 2, 2013 compared to $1.7 million for the 39 weeks ended October 27, 2012 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. During the first quarter of 2013, the Company recorded $4.3 million related to the estimated partial recovery of the Company's investment in JJB Sports, which it had previously fully impaired.

Income Taxes

The Company's effective tax rate was 38.3% for the 39 weeks ended November 2, 2013 as compared to 42.1% for the same period last year. During the 39 weeks ended October 27, 2012, the Company determined that a valuation allowance totaling $7.9 million was required for a portion of the recorded deferred tax asset related to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, as the Company did not believe that it was "more likely than not" that the Company would generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss. During the first quarter of 2013, the Company determined that it would recover an estimated $4.3 million of its investment in JJB Sports.  There is no related tax expense, as the Company reversed a portion of the deferred tax valuation allowance it had previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities and the Company's revolving credit facility. Cash flow from operations is seasonal in our business.  Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-Christmas inventory increase being the largest.  In the fourth quarter, inventory levels are reduced in connection with Christmas sales and this inventory reduction, combined with proportionately higher net income, typically produces significant positive cash flow.

Net cash used in operating activities for the 39 weeks ended November 2, 2013 was $57.7 million compared to net cash provided by operating activities of $83.3 million for the 39 weeks ended October 27, 2012.  Net cash from operating, investing and financing activities are discussed further below.

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

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets.  In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of November 2, 2013, the Company was in compliance with the terms of the Credit Agreement.

The Company ended the third quarter of 2013 with $65.6 million in cash and cash equivalents as compared to $294.5 million at the end of the third quarter of 2012. Due to seasonality and capital utilization over the last twelve months, which included investments in omni-channel growth, store remodels, share repurchases and special and quarterly dividends, the Company ended the third quarter of 2013 with $116.4 million in outstanding borrowings under the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of February 2, 2013.  As of November 2, 2013 and February 2, 2013, total remaining borrowing capacity, after subtracting letters of credit, was $370.6 million and $488.7 million, respectively.

Normal capital requirements consist primarily of capital expenditures related to the addition of new stores, remodeling and relocating existing stores, enhancing information technology and improving our supply chain and omni-channel infrastructure.  The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Store and omni-channel infrastructure – The Company is making substantial capital investments in its business in fiscal 2013 compared to fiscal 2012. These investments include growing our omni-channel platform, implementing new systems, developing new retail concepts and store-related capital expenditures. Store-related capital expenditures nearly doubled from fiscal 2012, due to investments in new and relocated stores and further upgrades to some of our existing stores to improve the shopping experience for our customers. As of November 8, 2013, the Company completed its store development plan for fiscal 2013.

▪
The Company opened 40 new Dick's Sporting Goods stores and relocated one Dick's Sporting Goods store during fiscal 2013.  The Company also opened one new Golf Galaxy store and repositioned one Golf Galaxy store in fiscal 2013, both of which were in a new, larger format.  The Company leased all of these stores.

▪	The Company opened two new Field & Stream stores and one new True Runner store in 2013. The Company leased all of these stores.

▪	The Company fully remodeled four Dick's Sporting Goods stores in 2013. We did not remodel any stores in 2012 as we were finalizing our new prototype store.

▪	The Company completed 75 apparel remodels in 2013. The apparel remodels focused on strategic growth categories and featured branded vendor shops.

▪
The Company added 116 Nike Fieldhouse shops and 131 Under Armour shops in new and existing Dick's Sporting Goods stores in fiscal 2013, including shops added as part of our apparel remodels.  Additionally, we also worked closely with The North Face to add 81 seasonal outpost shops in conjunction with store remodels.

▪	Shared service footwear decks were installed in all new and fully remodeled stores in 2013.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock.  During the 39 weeks ended November 2, 2013, the Company repurchased 2.2 million shares of its common stock for $105.6 million.

Dividends – During the 39 weeks ended November 2, 2013, the Company paid $49.0 million of dividends to its stockholders.  The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Event Subsequent to Quarter-end

Dividend – On November 14, 2013, the Company's Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company's common stock and Class B common stock. The dividend is payable in cash on December 27, 2013 to stockholders of record at the close of business on December 6, 2013.

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

The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	November 2, 2013	October 27, 2012
Net cash (used in) provided by operating activities	$(57,703)	$83,336
Net cash used in investing activities	(245,910)	(244,253)
Net cash provided by (used in) financing activities	24,080	(278,988)
Effect of exchange rate changes on cash and cash equivalents	(34)	(4)
Net decrease in cash and cash equivalents	$(279,567)	$(439,909)

Operating Activities

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

Cash provided by operating activities decreased $141.0 million for the 39 weeks ended November 2, 2013 compared to the same period last year.  The decrease in cash provided by operating activities is due primarily to decreases in operating assets and liabilities of $219.4 million year-over-year, partially offset by a $38.0 million increase in net income and a $40.3 million increase in non-cash items. The decrease in operating assets and liabilities year-over-year is primarily due to the following:

▪
Changes in income taxes payable / receivable decreased operating cash flows by $99.9 million compared to last year, primarily due to higher income tax payments in the current period.  Income tax payments in fiscal 2012 were favorably impacted by the timing of implementing a tax election to deduct certain repair and maintenance costs and higher deductions relating to stock option exercise activity.

▪
Cash flows provided by changes in inventory and accounts payable decreased $75.5 million compared to last year, primarily attributable to consolidated same store sales remaining flat during the 39 weeks ended November 2, 2013 as compared to the 5.6% increase in the same period of fiscal 2012.

▪
Changes in prepaid expenses and other assets decreased $41.4 million compared to last year, primarily due to the timing of rent payments. The shifted retail calendar resulted in the Company making its November rent payments prior to the end of its fiscal third quarter of 2013.

Investing Activities

Cash used in investing activities for the 39 weeks ended November 2, 2013 increased $1.7 million to $245.9 million from the same period of fiscal 2012. The Company's gross capital expenditures were $196.9 million during the current 39 week period compared to $157.4 million during the 39 weeks ended October 27, 2012, which reflects higher payments related to the Company's planned investments in stores and omni-channel infrastructure. The remaining change in cash used was due primarily to the Company's $32.0 million investment in JJB Sports during the 39 weeks ended October 27, 2012 and $11.0 million of proceeds received from the sale of a corporate aircraft during the 39 weeks ended November 2, 2013.

Financing Activities

Cash provided by financing activities for the 39 weeks ended November 2, 2013 totaled $24.1 million, primarily reflecting borrowings under our Credit Agreement, partially offset by share repurchases.  Cash used in financing activities in last year’s period totaled $279.0 million, primarily reflecting the Company’s purchase of its corporate headquarters building and share repurchases, partially offset by proceeds and excess tax benefits from the exercise of stock options.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of November 2, 2013 relate to operating lease obligations, future minimum guaranteed contractual payments and letters of credit. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

In the normal course of business, we enter into various contractual obligations that may require future cash payments. For a description of our contractual obligations and other commercial commitments as of February 2, 2013, see our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed March 22, 2013. During the 39 weeks ended November 2, 2013, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed March 22, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

During the third quarter of fiscal 2013, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, November 2, 2013.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Dick's Sporting Goods, Inc. and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended February 2, 2013 as filed with the Securities and Exchange Commission on March 22, 2013, which could materially affect our business, financial condition, financial results or future performance.  Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2013, the Company's Board of Directors authorized a share repurchase program of up to $1 billion of the Company's common stock over the next five years. The Company will finance the repurchases from cash on hand, future cash flows from operations or borrowings under the Credit Agreement. Pursuant to the stock repurchase program, the Company repurchased approximately 0.5 million shares of common stock for $25.0 million during the third quarter of 2013. As of November 2, 2013, $894.4 million remained available under this program. The Company may suspend or terminate the share repurchase program at any time.

The following table sets forth repurchases of our common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
August 4, 2013 to August 31, 2013	1,492	(a)	$53.50	—	$919,397,541
September 1, 2013 to October 5, 2013	1,140	(a)	$53.38	—	$919,397,541
October 6, 2013 to November 2, 2013	481,301	(b)	$52.09	479,943	$894,397,548
Total	483,933		$52.10	479,943

(a)	Represents shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)
Includes 1,358 shares of our common stock transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock and 479,943 shares repurchased as part of the Company's previously announced five year $1 billion share repurchase program.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 24 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 27, 2013 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 27, 2013 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 27, 2013 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 27, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 27, 2013 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith