Form 10-K
period 2014-02-01
DICKS SPORTING GOODS INC
filed 2014-03-28
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,218,689,431 as of August 2, 2013 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for August 2, 2013.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 21, 2014 was 98,943,880 and 24,900,870, respectively.
Documents Incorporated by Reference: Part III of this Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 2014 (the "2014 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other "forward-looking" information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, eCommerce, operations, inventory, private brand products or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2014 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management:

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

•
Our relationships with our vendors, including: potential increases in the costs of their products and our ability to pass those cost increases on to our customers; their ability to maintain their inventory and production levels; and their ability or willingness to provide us with sufficient quantities of products at acceptable prices;

•	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

•	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

•	Disruption of or other problems with the services provided by our primary eCommerce services provider;

•	Disruption of or other problems with our information systems;

•	Any serious disruption at our distribution facilities;

•	Performance of professional sports teams, professional team lockouts or strikes or retirement or scandal involving sports superstars;

•	The seasonality of our business;

•	Regional risks because our stores are generally concentrated in the eastern half of the United States;

•	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and/or assimilating acquired companies;

•	Our ability to meet our labor needs;

•	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

•	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

•	Our current intention to issue quarterly cash dividends; and

•	Our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail herein under Item 1A. "Risk Factors". In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Annual Report on Form 10-K are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

PART I

ITEM 1.  BUSINESS

General

Dick's Sporting Goods, Inc. (referred to as the "Company" or in the first person notations "we", "us" and "our" unless specified otherwise) is an authentic full-line sports and fitness specialty omni-channel retailer offering a broad assortment of high quality, competitively-priced brand name sporting goods equipment, apparel and footwear in a specialty store environment. The Company also owns and operates Golf Galaxy, LLC, a golf specialty retailer ("Golf Galaxy"). The Company was founded in 1948 when Richard "Dick" Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two store chain. Our vision is to build leading brands that serve and inspire athletes and outdoor enthusiasts around the world to achieve their personal best; create value for our shareholders through the relentless improvement of everything we do; and make a lasting impact in our communities through sport.

We were incorporated in 1948 in New York under the name Dick's Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation and in April 1999 we changed our name to Dick's Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at www.DicksSportingGoods.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on our website, free of charge, copies of our Annual and Quarterly Reports filed on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.

As of February 1, 2014, the Company operated 558 Dick's Sporting Goods stores in 46 states and 79 Golf Galaxy stores in 29 states and eCommerce websites for Dick's Sporting Goods and Golf Galaxy. The Company also operated two Field & Stream stores in two states and three True Runner stores in three states as of February 1, 2014.

Business Strategy

The key elements of our business strategy are:

Authentic Sporting Goods Retailer. Our history and core foundation is as a retailer of high-quality authentic athletic equipment, apparel and footwear, intended to enhance our customers' performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. We believe our customers seek genuine, deep product offerings, and ultimately this merchandising approach positions us with advantages in the market, which we believe will continue to benefit from new product offerings with enhanced technological features.

Omni-channel Development. We believe our customers connect with the Dick's Sporting Goods brand and they expect a seamless shopping experience, regardless of the manner in which they choose to shop us. We continue to see growth in the number of customers who shop us both online and in our stores and believe these omni-channel customers represent the future of retail.

Our customers may research products online, then visit a store to experience the merchandise and consult with one of our in-store experts, such as a PGA golf professional, certified fitness trainer or bicycle mechanic. Other customers may be inspired by one of our digital advertisements on their mobile device, visit our store to test the merchandise by utilizing such features as the golf hitting bay, archery lane or trying a pair of running shoes on the treadmill and complete the purchase in the store or later on their tablet device.

We believe that leveraging all of our sales channels to deliver a consistent, seamless and high-quality customer experience across our store, on the web and via mobile technology, will differentiate us from our online-only competitors. As a result, we are upgrading website functionality, expanding assortment and content and investing in new capabilities to maximize device shift and leverage our store network to provide customers with an enhanced shopping experience that will enable our customers to buy and receive products where, when and how they want. We are also planning the development of an internal eCommerce platform that will allow us to fully control our customer experience and maximize profitability, while continuing store growth. We believe our store base is a competitive advantage to our online-only competitors, as our physical presence allows us to better serve our customers, whether through the convenience of accepting in-store returns or exchanges, or expediting fulfillment of eCommerce orders.
The primary factors that have historically influenced our profitability and success have been the growth in our number of stores and selling square footage, positive same store sales and our strong gross profit margins. We have grown from 398 Dick's Sporting Goods stores at the end of fiscal 2008 to 558 Dick's Sporting Goods stores at the end of fiscal 2013. We seek to expand our presence through opening of new stores and have the potential to reach approximately 1,100 Dick's Sporting Goods locations, including smaller-market locations across the United States.

We also make continued investments in our store locations in order to maintain our brand standards and improve our customers' shopping experience, such as our shared service footwear models, which have generated higher same store sales and sales per transaction than our full-service model. The Company had 218 and 174 shared service footwear models at the end of fiscal 2013 and 2012, respectively.

Brand Partnerships. We carry a wide variety of well-known brands, including adidas, Asics, Callaway Golf, Columbia, Nike, Remington, TaylorMade-adidas Golf, The North Face and Under Armour. In addition to the cost efficiencies of shared investments with our brand partners, we seek to leverage our partnerships to offer authenticity and credibility to our customers, while differentiating ourselves from our competitors. We partner with our brands on important marketing initiatives and product launches, in addition to leveraging athletes that these brands bring to us for our marketing campaigns. Our brand partnerships also provide us with access to exclusive products and allow us to collaboratively develop enhancements that differentiate our customers' shopping experience, such as our brand shops, which provide our customers with a wider and deeper selection of products from our key brands and co-branded microsites to enhance our customers' online experience.

The following table represents the Company's strategic brand shops for the periods presented:

	Fiscal Year
Brand Shops	2013	2012
Nike	285	171
Under Armour	238	107
The North Face	90	91

Private Brands. We also offer a wide variety of private brands and products through exclusive licenses such as adidas baseball, DBX, Field & Stream, Fitness Gear, Maxfli, Nickent, Nishiki, Primed, Quest, Reebok (performance apparel), Slazenger (golf and racquets), Top-Flite, Umbro (performance equipment, footwear and apparel) and Walter Hagen. Our private brands and other exclusive products offer our customers products that they cannot find anywhere else. Our private brands also offer exceptional value and quality to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable branded products. Our private brands are designed and developed to offer our customers differentiated assortments from our competitors. We have invested in a development and procurement staff that continually sources products targeted specifically to our customers' needs.

Retail Concept Development. In fiscal 2013, we opened two Field & Stream stores, a specialized outdoor concept, and one True Runner store, a specialized footwear concept. In fiscal 2014, we plan to open approximately eight additional Field & Stream locations. Our highly specialized concept stores enable us to connect with dedicated athletes and outdoor enthusiasts in their own element, giving us valuable insight into key merchandise categories that we can apply across our entire network. We also opened one new and relocated one Golf Galaxy store in fiscal 2013, based on our enhanced prototype, which delivers an innovative and highly interactive shopping experience. In fiscal 2014, we plan to open one new and relocate two Golf Galaxy stores based on the new prototype.

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

Merchandising

We offer a full range of sporting goods and active apparel at each price point in order to appeal to the beginner, intermediate and enthusiast sports consumer. The merchandise we carry includes one or more of the leading manufacturers in each category and includes well-known brands such as adidas, Asics, Callaway Golf, Columbia, Nike, Remington, TaylorMade-adidas Golf, The North Face and Under Armour. Our merchandise also includes our private brands described above. Our objective is not only to carry leading brands, but to carry a full range of products within each brand, including premium items for the sports enthusiast.

We believe that the breadth of our product selections in each category of sporting goods offers our customers a wide range of good, better and best price points and enables us to address the needs of sporting goods consumers, from the beginner to the sports enthusiast, which distinguishes us from other large format sporting goods stores. We also believe that the range of merchandise we offer allows us to compete effectively against all of our competitors, from traditional independent sporting goods stores and specialty shops to other large format sporting goods stores and mass merchant discount retailers to internet-based retailers.

The following table sets forth the approximate percentage of our sales attributable to the hardlines, apparel and footwear categories for the periods presented:

	Fiscal Year
Category	2013	2012	2011
Hardlines (1)	49%	50%	51%
Apparel	30%	29%	29%
Footwear	20%	20%	19%
Other (2)	1%	1%	1%
Total	100%	100%	100%

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services and shipping revenues.

Selling Channels

We offer products to our customers through our retail stores and our eCommerce operations. Although we sell through both of these channels, we believe that sales in one channel are not independent of the other. Regardless of the sales channel, we seek to provide our customers with a seamless omni-channel shopping experience in our stores, online and via mobile devices.

Retail Stores:

Store Format.  Each of our Dick's Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty stores: Footwear, Team Sports, Outdoor Lodge, Golf, Fitness and Athletic Apparel. We believe our "store-within-a-store" concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy stores are designed to create an exciting and interactive shopping environment for the golf enthusiast that highlights our extensive product assortments and value-added services.

Our primary prototype Dick's Sporting Goods store is a single-level store of approximately 50,000 square feet. We also have a prototype two-level store of approximately 80,000 square feet for those trade areas that have sufficient in-profile customers to support it as well as a smaller-market model that is approximately 35,000 to 40,000 square feet. Our primary prototype Golf Galaxy store is a single-level store that generally ranges from 13,000 to 18,000 square feet. In addition, we also have a prototype Golf Galaxy store of approximately 35,000 square feet, which includes more services and experiential shopping. In our Dick's Sporting Goods stores, approximately 83% of store space is used for selling and approximately 17% is used for backroom storage of merchandise, receiving and office space.

We seek to encourage cross-selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving that enable customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.

Store Associates and Operations.  We strive to complement our merchandise selection and innovative store design with superior customer service. We seek to recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable and passionate about the products they sell. For example, we currently employ PGA and LPGA golf professionals to work in our Dick's Sporting Goods golf departments and Golf Galaxy stores, bicycle mechanics to sell and service bicycles and certified fitness trainers to provide advice on the best fitness equipment for our customers. As of February 1, 2014, we employed 593 PGA and LPGA professionals in our Dick's Sporting Goods golf departments and Golf Galaxy stores. As of February 1, 2014, we also employed 679 bike mechanics and 490 certified fitness trainers. We believe that our associates' enthusiasm and ability to demonstrate and explain the advantages of the products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.

Our Dick's Sporting Goods stores are typically open seven days a week, generally from 9:00 a.m. to 9:30 p.m. Monday through Saturday and 10:00 a.m. to 7:00 p.m. on Sunday. Our Golf Galaxy stores are typically open seven days a week, generally from 10:00 a.m. to 9:00 p.m. Monday through Saturday and 10:00 a.m. to 6:00 p.m. on Sunday.

Support Services.  We believe that offering support services for the products we sell enhances the credibility of our associates and specialty store concepts with our customers and further differentiates our stores from other large format sporting goods stores. At our Dick's Sporting Goods stores and Golf Galaxy stores, we offer a complete range of expert golf services, including custom club fitting, club repair and grip and shaft installation for drivers, irons and putters, and we also have certified club technicians on hand. We offer private lessons with our PGA and LPGA professionals in our Golf Galaxy Stores. Our Dick's Sporting Goods stores also feature bicycle maintenance and repair stations on the sales floor that allow our bicycle mechanics to service bicycles in addition to assisting customers. At our Dick's Sporting Goods stores, we also steam baseball gloves, string tennis racquets and lacrosse sticks, sharpen ice skates, provide home delivery and assembly of fitness equipment, provide scope mounting and bore sighting services, cut arrows, sell hunting and fishing licenses and fill CO2 tanks for paintball.

Site Selection and Store Expansion.  We select geographic markets and store sites based on a variety of factors, including demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. In addition to these demographics, golf participation rates are considered in selecting sites for our Golf Galaxy stores. We seek to locate our Dick's Sporting Goods stores in primary retail centers with an emphasis on co-tenants, including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Lowe's or Staples.

We seek to balance our expansion of Dick's Sporting Goods stores between new and existing markets. In our existing markets, we add stores as necessary to cover appropriate trade areas. Clustering stores allows us to take advantage of economies of scale in advertising, promotion, distribution and supervisory costs. We seek to locate stores within separate trade areas within each metropolitan area and expand in geographically contiguous areas, in order to establish long-term market penetration and build on our experience in the same or nearby regions. We believe that local knowledge is an important part of success. In considering new regions, we locate our stores in areas we believe are underserved. In addition to larger metropolitan areas, we also target smaller population centers in which we locate single stores, generally in regional shopping centers with a wide regional draw.

The following table summarizes store openings and closings for 2013 and 2012:

	Fiscal 2013			Fiscal 2012
	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total
Beginning stores	518	83	601	480	81	561
New stores:
Single-level stores	40	4	44	37	2	39
Two-level stores	—	—	—	1	—	1
Total new stores	40	4	44	38	2	40
Ending stores	558	87	645	518	83	601
Closed stores	—	3	3	—	—	—
Ending stores	558	84	642	518	83	601
Remodeled stores	4	—	4	—	—	—
Relocated stores	1	1	2	5	1	6

(1)	Includes the Company's Field & Stream and True Runner stores. As of February 1, 2014, the Company operated two Field & Stream stores and three True Runner stores.

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

eCommerce:

Through our Dick's Sporting Goods and Golf Galaxy websites, we seek to provide our customers with in-depth product knowledge and the ability to shop with us at any time. We continue to develop our online content and capabilities to enhance the online experience and fully integrate our online business with our stores to provide our customers with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store and the ability to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity. We have recently added capability for our customers to buy merchandise online and pick it up in store. In fiscal 2013, our eCommerce business accounted for approximately 8% of our total sales.

Marketing and Advertising

Our marketing program is designed to build loyalty for the Dick's Sporting Goods brand while promoting our broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment.

Our media plan is primarily comprised of television, direct mail, digital and print. In fiscal 2013, we continued to place special emphasis on growing the Dick's Sporting Goods brand through fully integrated campaigns across all media types. We continue to optimize our media mix by shifting to more efficient and effective marketing channels and by leveraging extensive customer relationship marketing data from our growing "ScoreCard Rewards" and "Advantage Club" loyalty programs. The Company is also actively involved in communities, sponsoring thousands of teams at the local level.

Information Systems

Our core merchandising, allocation and replenishment systems are from JDA Software Group, Inc. ("JDA"). The data generated by these systems are consolidated into a comprehensive data warehouse application that was purpose-built to provide near real-time performance information across a broad spectrum of critical metrics for our business. All functions of the business have access to highly accurate and consistent information related to the various components of sales, inventory and margin from department to SKU level.

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

The enterprise data center located within our SSC is equipped with mainframe and mid-range computers and storage systems from IBM, integrated with voice and data networking communication equipment from Cisco. This facility has been built to support the future growth of the Company. The Company has also established a separate data center to serve as the Company's disaster recovery redundancy location.

Purchasing and Distribution

We purchase merchandise from approximately 1,400 vendors. During fiscal 2013, Nike and Under Armour, our largest vendors, represented approximately 18% and 11%, respectively, of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2013 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are made on a short-term purchase order basis.

We operate four regional distribution centers: a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia, which will be expanded by 257,000 square feet during fiscal 2014, a 601,000 square foot distribution center in Smithton, Pennsylvania and a 624,000 square foot distribution center in Goodyear, Arizona. Vendors directly ship floor ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores.

Competition

The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories:

•	Large Format Sporting Goods Stores and Chains;

•	Traditional Sporting Goods Stores and Chains;

•	Specialty and Vendor Stores;

•	Mass Merchants and Department Stores; and

•	Internet and Catalog-Based Retailers.

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

Specialty and Vendor Stores

These stores generally range from 2,000 to 20,000 square feet and typically focus on a specific category, such as athletic footwear, or an activity, such as golf or skiing. Certain specialty stores that focus on a group of related activities can have significantly larger square footage footprints and be designed as destination stores. In addition, several sporting goods brands, many of which we sell in our stores, also sell their products direct to consumers through their own retail stores and internet operations. While these stores may offer a deep selection of products within their specialty or across a single brand, they lack the wide range of products or brand selection that we offer. We believe prices at these stores typically tend to be higher than prices at the large format sporting goods stores and traditional sporting goods stores.

Mass Merchants and Department Stores

These stores generally range from 50,000 to over 200,000 square feet and are primarily located in shopping centers, freestanding sites or regional malls. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although Wal-Mart is currently the largest retailer of sporting goods as measured by sales, we believe that mass merchants' limited selection, particularly with well-known brand names, combined with the reduced service levels typical of a mass merchandiser, limit their ability to meet the needs of sporting goods customers. Department stores may have more selection from well-known brands in athletic apparel and footwear than mass merchants, but do not typically carry hardline equipment for the sporting goods customer.

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

Employees

As of February 1, 2014, we employed approximately 11,200 full-time and 23,100 part-time associates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peaks during the fourth quarter.

None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

Various versions of each of "Acuity", "DBX", "Dick's", "Dick's Sporting Goods", "Field & Stream", "Fitness Gear", "Golf Galaxy", "Maxfli", "Nickent", "Nishiki", "Primed", "Quest", "ScoreCard", "ScoreCard Rewards", "Top-Flite" and "Walter Hagen" are registered as a service mark or trademark with the United States Patent and Trademark Office and "DicksSportingGoods.com", "Dicks.com" and "GolfGalaxy.com" are registered as our domain names. In addition, we have numerous pending applications for trademarks. Our trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball only), "Slazenger" (golf and racquets), "Louisville Slugger" (hosiery only), "Reebok" (performance apparel) and "Umbro" (performance soccer equipment, footwear and apparel) for specified product categories and, in some cases, specified channels. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risk Factors".

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

Executive Officers of the Company

The current executive officers of the Company, and their prior business experience, are as follows:

Edward W. Stack – 59, has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Stack's father, Richard "Dick" Stack, retired from our then two store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

Joseph H. Schmidt – 54, became our President and Chief Operating Officer in February 2009. In 2008, Mr. Schmidt served as Executive Vice President and Chief Operating Officer responsible for all aspects of Store Operations, Real Estate and Development, Distribution and Transportation. Previously, Mr. Schmidt was our Executive Vice President - Operations, and before that Senior Vice President - Store Operations, a position he held beginning in 2005. Mr. Schmidt was Vice President - Store Operations beginning in 2001. Mr. Schmidt joined us in 1990 and has held various positions in store operations. From 1981 to 1990, he held various positions in store operations for Ames Department Stores, Inc.

André J. Hawaux – 53, became our Executive Vice President - Finance, Administration and Chief Financial Officer in June 2013. Prior to joining the Company, Mr. Hawaux served as the President, Consumer Foods at ConAgra Foods, Inc., one of North America's leading packaged food companies, since 2009. From 2006 to 2009, Mr. Hawaux served as ConAgra Foods' Executive Vice President, Chief Financial Officer where he was responsible for the company's Finance and Information System and Services organizations. Prior to ConAgra Foods, Mr. Hawaux served as general manager of a large U.S. division of PepsiAmericas and previously served as Chief Financial Officer for Pepsi-Cola North America and Pepsi International's China business unit. Mr. Hawaux is also a Trustee of Southern New Hampshire University and a member of the Board of Directors of PulteGroup, Inc. (NYSE: PHM).

John G. Duken – 53, became our Executive Vice President, Global Merchandising in February 2012. For the previous four years, Mr. Duken served as Senior Vice President, Planning and Allocation. Prior to that role, he spent seven years in our store organization as a Regional Vice President and ultimately as Vice President - Operations over all regions. Mr. Duken joined Dick's Sporting Goods in 1999 as Vice President - Operations of dsports.com. Before joining Dick's Sporting Goods, Mr. Duken was Vice President of Operations for Good Guys, a specialty retailer of consumer electronics from 1994 to 1999.

Prior to that, he was the General Operations Manager for Circuit City from 1984 to 1994. Mr. Duken holds a B.S. in Business Administration from the University of Southern California, Marshall School of Business.

David I. Mossé – 40, became our Chief Strategy Officer and General Counsel in February 2013. Previously, Mr. Mossé was our Senior Vice President - General Counsel and Corporate Secretary since 2010. Prior to joining the Company, Mr. Mossé served as Senior Counsel, Chief Compliance Officer and Investment Team Member of Trian Fund Management, LP, a private investment firm based in New York, NY, since 2005. Prior to that, he served as Vice President and Assistant General Counsel of Triarc Companies, Inc. (NYSE: WEN), a publicly traded holding company that, at the time, owned several operating businesses including the Arby's restaurant system and Deerfield Capital Management. Mr. Mossé also spent several years as an attorney with the law firms Cravath, Swaine & Moore in New York, NY, where he began his career, and the Venture Law Group in Menlo Park, California. Mr. Mossé earned his BA from Duke University and his Juris Doctor from New York University School of Law.

Joseph R. Oliver – 54, has served as our Senior Vice President and Chief Accounting Officer since April 2011 and prior to that served as our Controller since November 2009. Previously, Mr. Oliver served as our Vice President and Controller since February 2006 and as our Director of Accounting from May 2000 to February 2006. Prior to joining Dick's Sporting Goods, Mr. Oliver was employed by Dominion Resources, Inc. (NYSE: D) from 1983 to 2000 in various finance functions, most recently as Director of Accounting.

Lauren R. Hobart – 45, joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing
Officer. Prior to that, Ms. Hobart spent 14 years with PepsiCo, Inc. (NYSE: PEP), most recently serving as Chief Marketing Officer for its Carbonated Soft Drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. Ms. Hobart also serves as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC).

Michele B. Willoughby – 48, has served as our Executive Vice President - Inventory, Supply Chain and eCommerce since July 2013. Prior to that she served as our Senior Vice President - eCommerce since 2010. She joined Dick's Sporting Goods in 2004 as Vice President, Planning and Allocation. Ms. Willoughby was promoted to Senior Vice President, Supply Chain in 2009 and Senior Vice President - eCommerce in 2010. Prior to joining Dick's Sporting Goods, Ms. Willoughby was employed by Kohl's Department Stores (NYSE: KSS), where she held various positions in Merchandise Planning and Allocation from 1997 to 2004, most recently as Vice President, Planning and Allocation.

ITEM 1A.  RISK FACTORS

Risks and Uncertainties

Our business is dependent on the general economic conditions in our markets and economic and financial uncertainties may cause a decline in consumer spending that may adversely affect the Company's business, operations, liquidity, financial results and stock price.

Our operating results are affected by the relative condition of the U.S. economy. All of our stores are currently located within the United States, making our operating results highly dependent on U.S. consumer confidence and the health of the U.S. economy. If the U.S. economy experiences a downturn or prolonged period of slow growth or negative growth, our results of operations may be negatively impacted.

As a business that depends on consumer discretionary spending, the Company may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of the overall perceived economic environment, lower consumer confidence and uncertainty due to political, national or international security concerns. Decreases in same store sales, customer traffic or average value per transaction negatively affect the Company's financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. The effect of any economic downturn on other nearby retailers may adversely affect us. For example, if an economic downturn leads to one or more vacancies in a shopping plaza, traffic to our store in that location may be adversely impacted. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence, name recognition and financial, marketing and other resources than us. We compete, directly or indirectly, with retailers from multiple categories, including stores and chains utilizing large format, traditional and specialty formats, mass merchants, department stores and catalog, Internet-based and direct-sell retailers. We compete principally based on customer service, store location and appearance, and assortment, quality and availability of merchandise.

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

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and shopping patterns regarding sporting goods. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to continual change and evolution. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our new merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability. Conversely, shortages of items that prove popular could also be detrimental to our net sales. A major shift in consumer demand away from sporting goods generally could also have a material adverse effect on our business, results of operations and financial condition. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our products and services and our market share.

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

Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers may adversely affect the number or quality of retail sites available to us. We cannot provide assurance that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company's business and standing with our customers.

The protection of our customer, associate and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personally identifiable information. Increasing costs associated with information security - such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud - could negatively impact our business and results of operations. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information and cause interruption in our operations. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

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

We have contracted with a single third party to operate and host our DicksSportingGoods.com eCommerce website and provide related fulfillment and customer service. We rely on that party's operational, privacy and security procedures and controls to operate and host our DicksSportingGoods.com eCommerce business. Failure by such third party to adequately service these aspects of our DicksSportingGoods.com eCommerce business could result in a prolonged disruption that affects our customers' ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and/or experience increased costs, which could materially affect our reputation, operations or financial results.

Our ability to operate and expand our business and to respond to changing business and economic conditions will be dependent upon the availability of adequate capital. The terms of our senior secured revolving credit facility impose certain restrictions that may impair our ability to access sufficient capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We cannot provide assurance that our cash flow will be sufficient to meet these needs or that we would be able to obtain equity or debt capital on acceptable terms or at all. Our current senior secured revolving credit facility contains provisions that limit our ability to incur additional indebtedness or make substantial asset sales, which might otherwise be used to finance our operations. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current senior secured revolving credit facility is not sufficient, we may have to obtain additional financing. We cannot provide assurance that we could obtain refinancing or additional financing on favorable terms or at all. Our liquidity or access to capital could also be adversely affected by unforeseen changes in the financial markets and global economy.

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

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks and that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include:

•	those relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;

•	those relating to the manner in which we advertise, market or sell our products;

•	labor and employment laws, including wage and hour laws;

•	those that prohibit, limit or impose additional actions or requirements to the sale in certain areas of certain products we offer, such as firearms, ammunition or knives;

•	tax laws or interpretations thereof;

•	data protection and privacy laws and regulations;

•	environmental laws;

•	customs or import laws and regulations;

•	securities and exchange laws and regulations;

•	intellectual property laws and regulations; and

•	those relating to the provision of online payment services and use of credit cards by our customers.

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the Securities and Exchange Commission, New York Stock Exchange, and foreign countries, as well as applicable trade, labor, healthcare, privacy, anti-bribery and corruption and merchandise laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

We depend on our suppliers, distributors and manufacturers to provide us with sufficient quantities of products in a timely fashion.

We purchase merchandise from approximately 1,400 vendors. In fiscal 2013, purchases from Nike and Under Armour represented approximately 18% and 11%, respectively, of our merchandise purchases. Although in fiscal 2013 purchases from no other vendor represented 10% or more of our total purchases, our dependence on our principal suppliers involves risk. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. If any of our key vendors fails to supply us with products or continue to develop new products that create consumer demand, we may not be able to meet the demands of our customers and our revenue could materially decline. Likewise, the formation or strengthening of business partnerships between our vendors and our competitors could directly alter the composition of products and level of customer purchasing within our stores and online, which could have a material adverse impact on our operating results. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise or obtain an adequate quantity that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profit margins. Further, to the extent our suppliers are affected by economic uncertainty and other concerns relating to global economic conditions, there may be an adverse impact with respect to their respective inventory and production levels, customer incentives and vendor allowances, product quality, or ability to continue operations, all of which could ultimately have an adverse impact on our supply chain.

We may be subject to various types of litigation and other claims, and our insurance may not be sufficient to cover damages related to those claims.

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

In addition, although we do not sell assault weapons or automatic firearms, we do sell hunting rifles, semi-automatic hunting rifles and ammunition, and in our Field & Stream stores, handguns which are products that are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) or state laws or regulations. In addition, any improper or illegal use by our customers of ammunition or firearms sold by us could have a negative impact on our reputation and business.

We may incur losses relating to claims filed against us, including costs associated with defending against them, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability insurance in the future. Although we have entered into product liability indemnity agreements with many of our vendors and manufacturers, we cannot provide assurance that we will be able to collect payments sufficient to offset product liability losses or, in the case of our private brand products, where almost all of the manufacturing occurs outside the United States, that we will be able to collect anything at all. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation with our customers. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

If our product costs are adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.

We believe that a significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, most of our private brand merchandise is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' supplies or our private brand products manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor and other practices that vary from those commonly accepted in the U.S., we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar. We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

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

We utilize a number of third party information systems for core system needs of our business. For example, our Dick's Sporting Goods stores and Golf Galaxy stores utilize a suite of applications from JDA for our core merchandising, allocation and replenishment systems. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. Any material disruption, malfunction or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.

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

We sell a significant amount of professional sports team merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams. The poor performance by the professional sports teams within our core regions of operations, as well as professional team lockouts and strikes, could cause our financial results to fluctuate accordingly year over year. In addition, to the extent we use sports superstars to market our products and advertise our stores, or we sell merchandise branded by one or more sports superstars, the retirement of such individuals or scandals they may be implicated in could negatively impact our financial results.

The relative seasonality of our operations, along with the current geographic concentrations of our Dick's Stores, exposes us to certain risks.

Our business is seasonal based on sports seasons. Furthermore, a majority of our Dick's Sporting Goods stores are located in the eastern half of the United States, which exposes us to various regional risks, including those relating to weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Abnormally warm weather conditions could reduce our sales of these items and cause a decrease in our profitability. The fourth quarter generated approximately 31% of our net sales for fiscal 2013. Poor performance during our fourth quarter, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

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

We have two classes of common stock: our common stock has one vote per share and our Class B common stock has 10 votes per share. As of February 1, 2014, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include: authorizing the issuance of Class B common stock; classifying the Board of Directors (the "Board") such that only one-third of directors are elected each year; authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting the use of cumulative voting for the election of directors; if our Class B common stock is no longer outstanding, prohibiting stockholder action by partial written consent and requiring all stockholder actions to be taken at a meeting of our stockholders or by unanimous written consent; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns 15% or more of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On May 7, 2012, the Company purchased its corporate headquarters building in Coraopolis, Pennsylvania, pursuant to a purchase option included in its pre-existing lease agreement. The Company is a direct tenant of Allegheny County Airport Authority pursuant to an underlying ground lease. The property consists of approximately 670,000 square feet of office space. On November 1, 2013, the Company entered into an additional ground lease with the Allegheny County Airport Authority for the future expansion of its corporate headquarters, adjacent to its current headquarters location. The lease provides the Company with an additional 89 acres for expansion.

We currently lease a 725,000 square foot distribution center in Plainfield, Indiana, a 657,000 square foot distribution center near Atlanta, Georgia and a 601,000 square foot distribution center in Smithton, Pennsylvania. The terms of these leases expire in 2022, 2026 and 2025, respectively. On January 27, 2014, the Company amended its lease commitment for the Atlanta, Georgia distribution center to include a 257,000 square foot expansion of the facility. The Company also owns and operates a 624,000 square foot distribution center in Goodyear, Arizona.

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

As of February 1, 2014, we operated 642 stores in 46 states. The following table sets forth the number of stores by state:

State	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total
Alabama	10	—	10
Arizona	7	—	7
Arkansas	3	—	3
California	32	2	34
Colorado	13	2	15
Connecticut	10	1	11
Delaware	3	1	4
Florida	24	3	27
Georgia	18	—	18
Idaho	2	1	3
Illinois	23	6	29
Indiana	17	1	18
Iowa	5	1	6
Kansas	8	1	9
Kentucky	10	2	12
Louisiana	6	—	6
Maine	4	—	4
Maryland	13	3	16
Massachusetts	18	2	20
Michigan	21	1	22
Minnesota	9	4	13
Mississippi	5	—	5
Missouri	13	3	16
Nebraska	3	1	4
Nevada	1	2	3
New Hampshire	4	—	4
New Jersey	17	4	21
New Mexico	3	—	3
New York	37	5	42
North Carolina	29	5	34
Ohio	38	8	46
Oklahoma	7	2	9
Oregon	9	—	9
Pennsylvania	37	7	44
Rhode Island	2	—	2
South Carolina	11	—	11
South Dakota	1	—	1
Tennessee	14	1	15
Texas	21	6	27
Utah	5	1	6
Vermont	2	—	2
Virginia	25	4	29
Washington	4	—	4
West Virginia	6	—	6
Wisconsin	7	4	11
Wyoming	1	—	1
Total	558	84	642

(1)	Includes the Company's two Field & Stream and three True Runner stores.

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

Fiscal Quarter Ended	High	Low	Dividend (a)
May 4, 2013	$50.98	$45.11	$0.125
August 3, 2013	$53.20	$49.25	$0.125
November 2, 2013	$53.90	$46.24	$0.125
February 1, 2014	$58.58	$50.88	$0.125

Fiscal Quarter Ended	High	Low	Dividend (b)
April 28, 2012	$51.22	$40.80	$0.125
July 28, 2012	$51.14	$44.58	$0.125
October 27, 2012	$53.93	$48.59	$0.125
February 2, 2013	$53.01	$44.83	$2.125	(c)

(a)
Quarterly cash dividend of $0.125 per share of common stock and Class B common stock paid on March 29, 2013, June 28, 2013, September 27, 2013 and December 27, 2013 to stockholders of record on March 8, 2013, June 7, 2013, September 6, 2013 and December 6, 2013, respectively.

(b)
Quarterly cash dividend of $0.125 per share of common stock and Class B common stock paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 28, 2012 to stockholders of record on March 2, 2012, June 1, 2012, August 31, 2012 and November 30, 2012, respectively.

(c)	Includes a special cash dividend of $2.00 per share of common stock and Class B common stock paid on December 28, 2012 to stockholders of record on December 17, 2012.

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 21, 2014 was 291 and 25, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to common stock repurchases made during the three months ended February 1, 2014.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
November 3, 2013 to November 30, 2013	493	$55.46	—	$894,397,548
December 1, 2013 to January 4, 2014	1,059,351	$56.68	1,058,600	$834,399,978
January 5, 2014 to February 1, 2014	1,586,858	$56.72	1,586,662	$744,397,589
Total	2,646,702	$56.70	2,645,262

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board on March 7, 2013.

The information set forth under Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated herein.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2013, 2012, 2011, 2010 and 2009 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2013, 2012, 2011, 2010 and 2009 presented below under the caption "Store Data" have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2012, which includes 53 weeks.

The information set forth below should be read in conjunction with other sections of this report including Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$6,213,173	$5,836,119	$5,211,802	$4,871,492	$4,412,835
Cost of goods sold	4,269,223	3,998,956	3,616,921	3,422,462	3,195,899
Gross profit	1,943,950	1,837,163	1,594,881	1,449,030	1,216,936
Selling, general and administrative expenses (1)	1,386,315	1,297,413	1,148,268	1,129,293	972,025
Merger and integration costs	—	—	—	—	10,113
Pre-opening expenses	20,823	16,076	14,593	10,488	9,227
Income from operations	536,812	523,674	432,020	309,249	225,571
Impairment of available-for-sale investments (2)	—	32,370	—	—	—
Gain on sale of investment (3)	—	—	(13,900)	—	—
Interest expense (4)	2,929	6,034	13,868	14,016	4,543
Other (income) expense (5)	(12,224)	(4,555)	26	(2,278)	(2,148)
Income before income taxes	546,107	489,825	432,026	297,511	223,176
Provision for income taxes	208,509	199,116	168,120	115,434	87,817
Net income	$337,598	$290,709	$263,906	$182,077	$135,359
Per Common Share Data:
Earnings per common share - Basic	$2.75	$2.39	$2.19	$1.57	$1.20
Earnings per common share - Diluted	$2.69	$2.31	$2.10	$1.50	$1.15
Dividends declared per common share (6)	$0.50	$2.50	$0.50	$—	$—
Weighted average common shares outstanding:
Basic	122,878	121,629	120,232	116,236	113,184
Diluted	125,628	125,995	125,768	121,724	117,955
Store Data:
Same store sales increase (decrease) (7)	1.9%	4.3%	2.0%	7.2%	(1.4)%
Number of stores at end of period (8)	642	601	561	525	510
Total square footage at end of period (8)	31,621,488	29,587,733	27,596,140	25,889,771	24,816,442
Net sales per square foot (9)	$186	$193	$187	$185	$177
Other Data:
Gross profit margin	31.3%	31.5%	30.6%	29.7%	27.6%
Selling, general and administrative expenses as a percentage of net sales	22.3%	22.2%	22.0%	23.2%	22.0%
Operating margin	8.6%	9.0%	8.3%	6.3%	5.1%
Inventory turnover (10)	3.18x	3.33x	3.37x	3.39x	3.26x
Depreciation and amortization	$154,928	$125,096	$116,581	$110,394	$100,948
Balance Sheet Data:
Inventories, net	$1,232,065	$1,096,186	$1,014,997	$896,895	$895,776
Working capital (11)	$617,484	$595,121	$928,247	$715,787	$426,686
Total assets	$3,071,487	$2,887,807	$2,996,452	$2,597,536	$2,245,333
Total debt including capital and financing lease obligations (4)	$7,375	$16,275	$159,022	$140,841	$142,243
Retained earnings	$1,187,514	$911,704	$932,871	$730,468	$548,391
Total stockholders' equity	$1,692,179	$1,587,324	$1,632,745	$1,363,581	$1,083,227

(1)
Selling, general and administrative expenses for fiscal 2010 included $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores and $10.8 million relating to litigation settlement costs. Selling, general and administrative expenses for fiscal 2011 included a $2.1 million expense reduction relating to the partial reversal of previously accrued litigation settlement costs. Selling, general and administrative expenses for fiscal 2013 included $7.9 million relating to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

(2)	Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports, plc ("JJB Sports").

(3)	Gain on sale of investment resulted from the sale of the Company's available-for-sale securities in GSI Commerce, Inc.

(4)
Interest expense in fiscal 2010, 2011 and 2012 included rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased in fiscal 2012 for $133.4 million, including closing costs. The Company's payment to purchase the building is reflected as a payment of its financing lease obligation in fiscal 2012.

(5)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge to selling, general and administrative costs for the same amount. During the first quarter of 2013, the Company recorded $4.3 million related to the partial recovery of its previously impaired investment in JJB Sports, which is reflected herein.

(6)
Dividends declared per common share in fiscal 2011 represent the Company's first dividend of $0.50 per share of common stock and Class B common stock. Dividends declared per common share in fiscal 2012 and thereafter represent quarterly dividends of $0.125. Fiscal 2012 included a special cash dividend of $2.00 per share of common stock and Class B common stock.

(7)
A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location. The Company's eCommerce business is included in the same store sales calculation beginning in fiscal 2010. The same store sales calculation for fiscal 2012 excluded sales during the 53rd week.

(8)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and True Runner stores.

(9)
Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period, excluding eCommerce sales. Gross square footage includes the storage, receiving and office space that generally occupies approximately 17% of total store space in our Dick's Sporting Goods stores.

(10)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(11)	Defined as current assets less current liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part I, Item 6, "Selected Financial Data" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors".

Overview

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as the "Company", "we", "us", and "our" unless specified otherwise) is an authentic full-line sports and fitness specialty omni-channel retailer offering a broad assortment of high quality, competitively-priced brand name sporting goods equipment, apparel and footwear in a specialty store environment. As of February 1, 2014, we operated 558 Dick's Sporting Goods stores in 46 states and 79 Golf Galaxy stores in 29 states, with approximately 31.6 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins. In the last five years, the Company has grown from 398 Dick's Sporting Goods stores at the end of fiscal 2008 to 558 Dick's Sporting Goods stores at the end of fiscal 2013. The Company continues to expand its presence through the opening of new stores and believes it has the potential to reach approximately 1,100 Dick's Sporting Goods locations, including smaller-market locations across the United States.

In order to monitor the Company's success, the Company's senior management monitors certain key performance indicators, including:

•
Consolidated same store sales performance – Same store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period, as well as the corresponding eCommerce sales. A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations.  Stores that were closed or relocated during the applicable period have been excluded from same store sales.  Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location. Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, including occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of the Company's same store sales in the "Results of Operations" section herein.

•
Operating cash flow – Cash flow generation supports the general operating needs of the Company and funds capital expenditures related to its store network, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels.  See further discussion of the Company's cash flows in the "Liquidity and Capital Resources" section herein.

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

•	Store productivity – To assess store-level performance, the Company monitors various indicators, including sales per square foot, store operating contribution margin and store cash flow.

Executive Summary

•
Net income for the 52 weeks ended February 1, 2014 increased 16% to $337.6 million, or $2.69 per diluted share, as compared to net income of $290.7 million, or $2.31 per diluted share, during the 53 weeks ended February 2, 2013.

•
Fiscal 2013 net income includes $4.3 million, net of tax, or $0.03 per diluted share, related to the partial recovery from its previously impaired investment in JJB Sports recorded during the first quarter of 2013 and a charge of $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

•
Fiscal 2012 net income included a charge of $27.6 million, net of tax, or $0.22 per diluted share, related to the Company's impairment of its investment in JJB Sports. Additionally, fiscal 2012 included approximately $0.03 per diluted share for the 53rd week.

•
Net sales increased 6% to $6,213.2 million in fiscal 2013 from $5,836.1 million in fiscal 2012 due primarily to a 1.9% increase in consolidated same store sales on a 52-week to 52-week basis and the growth of our store network, partially offset by the inclusion of the 53rd week of sales in fiscal 2012. Sales during the 53rd week of fiscal 2012 totaled approximately $74 million.

•
Gross profit decreased to 31.29% in fiscal 2013 as a percentage of net sales from 31.48% in fiscal 2012 due primarily to increased occupancy and shipping expenses, partially offset by higher merchandise margins.

•	In fiscal 2013, the Company:

•	Declared and paid aggregate cash dividends of $0.50 per share.

•	Launched two Field & Stream stores, a specialized outdoor concept.

•	Repurchased 4.8 million shares of common stock for $255.6 million.

•	Made substantial capital investments in the business, increasing capital expenditures to $285.7 million in fiscal 2013 from $219.0 million in fiscal 2012.

•	The Company ended fiscal 2013 with no outstanding borrowings under the current senior secured credit agreement (the "Credit Agreement").

Results of Operations

The following table presents for the periods indicated selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	2013	2012 (A)	2011	2013 - 2012 (A)	2012 - 2011 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	68.71	68.52	69.40	19	(88)
Gross profit	31.29	31.48	30.60	(19)	88
Selling, general and administrative expenses (3)	22.31	22.23	22.03	8	20
Pre-opening expenses (4)	0.34	0.28	0.28	6	—
Income from operations	8.64	8.97	8.29	(33)	68
Impairment of available-for-sale investments (5)	—	0.55	—	(55)	55
Gain on sale of investment (6)	—	—	(0.27)	—	27
Interest expense (7)	0.05	0.10	0.27	(5)	(17)
Other (income) expense (8)	(0.20)	(0.08)	—	(12)	(8)
Income before income taxes	8.79	8.39	8.29	40	10
Provision for income taxes	3.36	3.41	3.23	(5)	18
Net income	5.43%	4.98%	5.06%	45	(8)

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution, shipping and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 52 weeks ended February 1, 2014 include $7.9 million relating to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening which are expensed as incurred.

(5)	Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports.

(6)	Gain on sale of investment resulted from the sale of the Company's available-for-sale securities in GSI Commerce, Inc.

(7)	Interest expense in fiscal 2012 and 2011 includes rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased on May 7, 2012.

(8)
Includes gains and losses associated with changes in deferred compensation plan investment values with a corresponding charge to selling, general and administrative costs for the same amounts. During the first quarter of 2013, the Company recorded $4.3 million related to the partial recovery of its previously impaired investment in JJB Sports.

Fiscal 2013 (52 weeks) Compared to Fiscal 2012 (53 weeks)

Net Income

The Company reported net income for the year ended February 1, 2014 of $337.6 million, or $2.69 per diluted share, as compared to net income of $290.7 million, or $2.31 per diluted share, in fiscal 2012. Fiscal 2013 net income includes $4.3 million, net of tax, or $0.03 per diluted share, related to the partial recovery from its previously impaired investment in JJB Sports recorded during the first quarter of 2013 and a charge of $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Fiscal 2012 net income included a charge of $27.6 million, net of tax, or $0.22 per diluted share, related to the Company's impairment of its investment in JJB Sports. Additionally, fiscal 2012 included approximately $0.03 per diluted share for the 53rd week.

Net Sales

Net sales increased 6% to $6,213.2 million in fiscal 2013 from $5,836.1 million in fiscal 2012 due primarily to a 1.9% increase in consolidated same store sales on a 52-week to 52-week basis and the growth of our store network, partially offset by the inclusion of the 53rd week of sales in fiscal 2012. Sales during the 53rd week of fiscal 2012 totaled approximately $74 million.

The 1.9% consolidated same store sales increase consisted of a 2.4% increase at Dick's Sporting Goods and a 7.1% decrease at Golf Galaxy. eCommerce sales penetration was 7.9% of total sales during the current period compared to 5.3% of total sales during the 53 weeks ended February 2, 2013.

The increase in consolidated same store sales was broad based, with larger increases in athletic apparel, athletic footwear and outdoor apparel and cold weather accessories, partially offset by declines in the golf, fitness and outdoor equipment categories. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.8% and an increase in transactions of approximately 0.6%. Based upon our fiscal 2013 sales mix, every 1% change in consolidated same store sales would have impacted fiscal 2013 earnings before income taxes by approximately $19 million.

Store Count

During fiscal 2013, the Company opened 40 new Dick's Sporting Goods stores, one new Golf Galaxy store, two new Field & Stream stores and one new True Runner store. Additionally, the Company relocated one Dick's Sporting Goods store, repositioned one Golf Galaxy store and closed three underperforming Golf Galaxy stores. As of February 1, 2014, the Company operated 558 Dick's Sporting Goods stores in 46 states, 79 Golf Galaxy stores in 29 states, two Field & Stream stores in two states and three True Runner stores in three states, with approximately 31.6 million square feet on a consolidated basis.

Income from Operations

Income from operations increased $13.1 million to $536.8 million in fiscal 2013 from $523.7 million in fiscal 2012.

Gross profit increased 6% to $1,944.0 million in fiscal 2013 from $1,837.2 million in fiscal 2012, but decreased as a percentage of net sales by 19 basis points compared to fiscal 2012. Occupancy costs and shipping expenses increased as a percentage of net sales by 61 basis points in the current year. Occupancy costs increased at a higher rate than the 1.9% increase in consolidated same store sales during the fiscal year and were unfavorably affected by 13 basis points due to the inclusion of sales from the 53rd week in fiscal 2012. Shipping expenses as a percentage of sales increased due to the growth in eCommerce sales relative to the sales growth at our brick and mortar stores. The decrease in gross profit as a percentage of net sales was partially offset by merchandise margin expansion of 35 basis points. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current period by approximately $6 million.

Selling, general and administrative expenses increased approximately 7% to $1,386.3 million in fiscal 2013 from $1,297.4 million in fiscal 2012, and increased as a percentage of net sales by 8 basis points primarily due to increased payroll costs for planned growth initiatives and a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to its fair market value. The increase in selling, general and administrative expenses was partially offset by lower incentive compensation during the 52 weeks ended February 1, 2014 and a contribution to the Dick's Sporting Goods Foundation during the 53 weeks ended February 2, 2013.

Pre-opening expenses increased to $20.8 million in fiscal 2013 from $16.1 million in fiscal 2012. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During fiscal 2013, the Company opened 40 new Dick's Sporting Goods stores, one new Golf Galaxy store, two new Field & Stream stores and one new True Runner store. Additionally, the Company relocated one Dick's Sporting Goods store and repositioned one Golf Galaxy store in the current year. During fiscal 2012, the Company opened 38 new Dick's Sporting Goods stores and two new True Runner stores, relocated five Dick's Sporting Goods stores and repositioned one Golf Galaxy store.

Impairment of Available-for-Sale Investments

Impairment of available-for-sale investments was $32.4 million in fiscal 2012 resulting from the full impairment of the Company's investment in JJB Sports, as further described in Note 15 to the Consolidated Financial Statements.

Interest Expense

Interest expense totaled $2.9 million for fiscal 2013 compared to $6.0 million for fiscal 2012. Interest expense for fiscal 2012 included $2.9 million related to rent payments under the Company's financing lease for its corporate headquarters building. The decrease in interest expense year over year reflects the Company's purchase of its corporate headquarters building on May 7, 2012.

Other Income

Other income was $12.2 million for fiscal 2013 compared to $4.6 million for fiscal 2012. The Company recognizes investment income to reflect changes in the investment value of assets held in its deferred compensation plans with a corresponding charge to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $6.0 million in fiscal 2013 compared to $3.2 million for fiscal 2012 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. During the first quarter of 2013, the Company recorded $4.3 million related to the partial recovery of the Company's investment in JJB Sports, which it had previously fully impaired.

Income Taxes

The Company's effective tax rate was 38.2% for fiscal 2013 as compared to 40.7% for fiscal 2012. During fiscal 2012, the Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset related to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, as the Company did not believe that it was more likely than not that the Company would generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss. During the first quarter of fiscal 2013, the Company determined that it would recover $4.3 million of its investment in JJB Sports.  There is no related tax expense, as the Company reversed a portion of the deferred tax valuation allowance it recorded during fiscal 2012 for net capital loss carryforwards it did not expect to realize at that time.

Fiscal 2012 (53 weeks) Compared to Fiscal 2011 (52 weeks)

Net Income

The Company reported net income for the year ended February 2, 2013 of $290.7 million, or $2.31 per diluted share, as compared to net income of $263.9 million, or $2.10 per diluted share, in fiscal 2011. Fiscal 2012 net income included a charge of $27.6 million, net of tax, or $0.22 per diluted share, related to the Company's impairment of its investment in JJB Sports. Additionally, fiscal 2012 included approximately $0.03 per diluted share for the 53rd week. Fiscal 2011 net income included a gain on sale of investment of $8.7 million, net of tax, or $0.07 per diluted share, and an increase to net income of $1.3 million, net of tax, or $0.01 per diluted share, resulting from a partial reversal of litigation settlement costs previously accrued during fiscal 2010.

Net Sales

Net sales increased 12% to $5,836.1 million in fiscal 2012 from $5,211.8 million in fiscal 2011 due primarily to a 4.3% increase in consolidated same store sales measured on a 52-week to 52-week basis, growth of our store network and the inclusion of the 53rd week of sales. Sales during the 53rd week of fiscal 2012 totaled approximately $74 million. The 4.3% consolidated same store sales increase consisted of a 2.4% increase at Dick's Sporting Goods and a 5.5% increase at Golf Galaxy. eCommerce sales penetration was 5.3% of total sales in fiscal 2012 compared to 4.0% of total sales in fiscal 2011.

The increase in consolidated same store sales was broad based, with larger increases in athletic apparel, hunting, athletic footwear, golf, accessories and team sports, partially offset by a sales decrease in outerwear and cold weather accessories due to a second consecutive warm winter season and a decline in sales of large fitness equipment, such as treadmills and ellipticals. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 3.3%, offset by a decrease in transactions of approximately 0.9%. Based upon our fiscal 2012 sales mix, every 1% change in consolidated same store sales would have impacted fiscal 2012 earnings before income taxes by approximately $17 million.

Store Count

During fiscal 2012, the Company opened 38 new Dick's Sporting Goods stores and two new True Runner stores. Additionally, the Company relocated five Dick's Sporting Goods stores and repositioned one Golf Galaxy store. As of February 2, 2013, the Company operated 518 Dick's Sporting Goods stores in 44 states and 81 Golf Galaxy stores in 30 states, with approximately 29.6 million square feet on a consolidated basis.

Income from Operations

Income from operations increased $91.7 million to $523.7 million in fiscal 2012 from $432.0 million in fiscal 2011.

Gross profit increased 15% to $1,837.2 million in fiscal 2012 from $1,594.9 million in fiscal 2011. As a percentage of net sales, gross profit increased to 31.48% in fiscal 2012 from 30.60% in fiscal 2011. The 88 basis point increase was due primarily to a 58 basis point decrease in fixed occupancy costs resulting primarily from the leverage on the increase in sales compared to fiscal 2011, including 13 basis points due to the inclusion of sales from the 53rd week in fiscal 2012 and merchandise margin expansion of 40 basis points resulting from continued inventory management efforts. Every 10 basis point change in merchandise margin would have impacted fiscal 2012 earnings before income taxes by approximately $6 million.

Selling, general and administrative expenses increased 13% to $1,297.4 million in fiscal 2012 from $1,148.3 million in fiscal 2011, representing a 20 basis point increase as a percentage of net sales. Administrative expenses increased 54 basis points as a percentage of net sales as a result of payroll increases relative to sales, charitable contributions made in 2012 and the partial reversal in 2011 of previously accrued litigation settlement costs. Higher administrative expenses were substantially offset by a 16 basis point reduction in both store payroll expenses and advertising expenses from fiscal 2011 due to leverage on the increase in net sales in fiscal 2012.

Pre-opening expenses increased $1.5 million to $16.1 million in fiscal 2012 from $14.6 million in fiscal 2011. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During fiscal 2012, the Company opened 38 new Dick's Sporting Goods stores and two new True Runner stores, relocated five Dick's Sporting Goods stores and repositioned one Golf Galaxy store. During fiscal 2011, the Company opened 36 new Dick's Sporting Goods stores and relocated one Golf Galaxy store.

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

Interest Expense

Interest expense totaled $6.0 million for fiscal 2012 compared to $13.9 million for fiscal 2011. Interest expense included rent payments under the Company's financing lease for its corporate headquarters building for fiscal 2012 and fiscal 2011 of $2.9 million and $10.6 million, respectively. The decrease in interest expense reflected the Company's purchase of its corporate headquarters building on May 7, 2012.

Income Taxes

The Company's effective tax rate was 40.7% for fiscal 2012 as compared to 38.9% for fiscal 2011. The Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset related to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, as the Company did not believe that it was more likely than not that the Company would generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss.

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

Net cash provided by operating activities for fiscal 2013 was $403.9 million compared to $438.3 million for fiscal 2012. Net cash from operating, investing and financing activities are discussed further below.

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

The Credit Agreement contains certain covenants that limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of February 1, 2014, the Company was in compliance with the terms of the Credit Agreement.

The Company ended fiscal 2013 with $181.7 million in cash and cash equivalents as compared to $345.2 million at the end of fiscal 2012. There were no outstanding borrowings under the Credit Agreement as of February 1, 2014 or February 2, 2013. As of February 1, 2014 and February 2, 2013, total remaining borrowing capacity, after subtracting letters of credit, was $487.0 million and $488.7 million, respectively.

Normal capital requirements consist primarily of capital expenditures related to the addition of new stores, remodeling and relocating existing stores, enhancing information technology and improving supply chain and omni-channel infrastructure. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Store and distribution infrastructure – The Company made substantial capital investments in fiscal 2013 compared to fiscal 2012. These investments included growing our omni-channel platform, implementing new systems, developing new retail concepts and store-related capital expenditures. Store-related capital expenditures nearly doubled from 2012 due to investments in new and relocated stores and further upgrades to some of our existing stores in order to improve the shopping experience for our customers.

•
The Company opened 40 new Dick's Sporting Goods stores and relocated one Dick's Sporting Goods store during fiscal 2013. The Company also opened one new Golf Galaxy store and repositioned one Golf Galaxy store in fiscal 2013, both of which were in the new, larger format.

•	The Company opened two new Field & Stream stores and one new True Runner store in 2013.

•	The Company fully remodeled four Dick's Sporting Goods stores in 2013. We did not remodel any stores in 2012 as we were finalizing our new prototype store.

•	The Company completed 75 apparel remodels in 2013. The apparel remodels focused on strategic growth categories and featured branded vendor shops.

•
The Company added 114 Nike Fieldhouse shops and 131 Under Armour shops in new and existing Dick's Sporting Goods stores in fiscal 2013, including shops added as part of our apparel remodels. Additionally, we also worked closely with The North Face to add 81 seasonal outpost shops in conjunction with store remodels.

•	Shared service footwear decks were installed in all new and fully remodeled stores in 2013.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2013, the Company repurchased 4.8 million shares of its common stock for $255.6 million.

Dividends – During the fiscal year ended February 1, 2014, the Company paid $64.4 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2014. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Changes in cash and cash equivalents are as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net cash provided by operating activities	$403,870	$438,284	$410,421
Net cash used in investing activities	(339,175)	(324,354)	(199,616)
Net cash used in financing activities	(228,090)	(503,112)	(22,451)
Effect of exchange rate changes on cash	(88)	(6)	(4)
Net (decrease) increase in cash and cash equivalents	$(163,483)	$(389,188)	$188,350

Operating Activities

Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes, stock-based compensation expense and tax benefits on stock options, as well as non-cash gains and losses on the disposal of the Company's assets. Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable and income taxes payable/receivable, as well as other working capital changes.

Cash provided by operating activities decreased $34.4 million in fiscal 2013 to $403.9 million. The decrease in cash provided by operating activities is due primarily to a decrease in cash flows provided by changes in operating assets and liabilities, partially offset by higher net income and increases in non-cash items. The decrease in operating assets and liabilities year-over-year is primarily due to the following:

•
Changes in income taxes payable/receivable for fiscal 2013 decreased operating cash flows by $105.7 million compared to the same period in fiscal 2012. Income tax payments in 2012 were favorably impacted by the timing of implementing a tax election to deduct certain repair and maintenance costs and higher deductions related to stock option exercise activity.

•
Cash flows provided by changes in inventory and accounts payable decreased $29.4 million compared to fiscal 2012, primarily attributable to the lower inventory turnover in fiscal 2013 compared to 2012. Fiscal 2012 accounts payable was lower due to the timing of inventory receipts resulting from the calendar shift caused by the 53rd week.

Investing Activities

Cash used in investing activities for fiscal 2013 increased by $14.8 million to $339.2 million from fiscal 2012. The Company's gross capital expenditures were $285.7 million during fiscal 2013 compared to $219.0 million during fiscal 2012, which reflects higher payments related to the Company's planned investments in stores and omni-channel infrastructure. Capital expenditure outflows were partially offset by the Company's $32.0 million investment in JJB Sports during fiscal 2012 and $11.0 million of proceeds received from the sale of a corporate aircraft during fiscal 2013.

Financing Activities

Cash used in financing activities consists primarily of the Company's stockholder return initiatives, including its share repurchase program and cash dividend payments and cash flows generated from stock option exercises. Cash used in financing activities for fiscal 2013 totaled $228.1 million compared to $503.1 million in fiscal 2012, primarily reflecting the Company's purchase of its corporate headquarters building and payment of a special cash dividend in fiscal 2012, partially offset by higher share repurchases in fiscal 2013.

Contractual Obligations and Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as of February 1, 2014 (in thousands).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Capital lease obligations (see Note 7)	$6,818	$798	$908	$1,123	$3,989
Other long-term debt	557	101	223	215	18
Interest payments (see Note 7)	3,873	685	1,141	945	1,102
Operating lease obligations (see Note 8) (a)	3,418,425	469,583	936,537	778,028	1,234,277
Unrecognized tax benefits (b)	606	606	—	—	—
Purchase and other commitments (see Note 14) (c)	267,759	65,675	91,956	46,397	63,731
Total contractual obligations	$3,698,038	$537,448	$1,030,765	$826,708	$1,303,117

(a)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(b)	Excludes $8,361 of accrued liability for unrecognized tax benefits as we cannot reasonably estimate the timing of settlement. These payments include interest and penalties.

(c)
The Company's purchase obligations relate primarily to marketing commitments, including naming rights, licenses for trademarks and technology-related and other commitments. In the ordinary course of business, the Company enters into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2013.

The note references above are to the notes to the Consolidated Financial Statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at February 1, 2014 (in thousands):

	Total	Less than 1 year
Other commercial commitments:
Documentary letters of credit	$—	$—
Standby letters of credit	12,956	12,956
Total other commercial commitments	$12,956	$12,956

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangements

The majority of our contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancelable operating leases as of February 1, 2014 are described in the table under Contractual Obligations and Commercial Commitments above and with additional information in Note 8 and Note 14 of the Consolidated Financial Statements included in Item 8 herein.

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

Inventory Valuation

The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Historically, the Company has rarely experienced significant occurrences of obsolescence or slow moving inventory. However, future changes, such as customer merchandise preference, unseasonable weather patterns, economic conditions or business trends could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. The Company performs physical inventories at its stores and distribution centers throughout the year. The reserve for shrink represents an estimate for shrink for each of the Company's locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

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

When evaluating goodwill for impairment, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not less than the carrying value. If so, we proceed to step one of the two-step goodwill impairment test, in which we compare the fair value of the reporting unit to its carrying value. If not, then performance of the two-step goodwill impairment test is not necessary. If the carrying value of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. This includes valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities. As of February 1, 2014, the Company had no reporting unit(s) at risk for goodwill impairment.

Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, or more frequently as mentioned above. The fair value of the Company's intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future sales growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains a revolving credit facility to support potential liquidity and capital needs. Our interest rate under the Credit Agreement is benchmarked to, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. There were no outstanding borrowings under the Credit Agreement as of February 1, 2014 and February 2, 2013.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. The Company had cash equivalent investments at February 1, 2014 and February 2, 2013, totaling $91.9 million and $259.0 million, respectively. Since these investments are short-term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments. During fiscal 2013 and 2012, a hypothetical 10% increase or decrease in interest rates would not have materially affected our Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 43 through 66 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2014, the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 1, 2014.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 1, 2014 of the Company and our report dated March 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2014

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders ("2014 Proxy Statement") and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to Executive Officers of the Company is set forth in Part I, Item 1.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement and is incorporated herein by reference.

(d)
The Company has adopted a code of ethics entitled "The Rules of the Game: The Dick's Sporting Goods Code of Business Conduct and Ethics" (the "Code of Business Conduct and Ethics") that applies to all of its employees, including Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company's website at http://www.dickssportinggoods.com/investors. If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Business Conduct and Ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company's website does not form a part of this Annual Report on Form 10-K.

(e)
Information on our audit committee and audit committee financial expert is set forth under the section captioned "What Committees has the Board established" and "How often did the Board meet during fiscal 2013?" in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - How are our directors compensated?" in the Company's 2014 Proxy Statement. The information under the caption "Executive Compensation - Compensation Committee Report" shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's 2014 Proxy Statement. The following table summarizes information, as of February 1, 2014 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	5,069,845	(2)	$28.43	11,352,865	(3)
Equity compensation plans not approved by security holders	—			—
Total	5,069,845			11,352,865

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors - How does the Board determine which directors are considered independent?" in the Company's 2014 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption "Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2014 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 41 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule.  The consolidated financial statement schedule to be filed hereunder is included on page 69 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits.  The Exhibits listed in the Index to Exhibits, which appears on pages 70 to 72 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick's Sporting Goods, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2014

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$6,213,173	$5,836,119	$5,211,802
Cost of goods sold, including occupancy and distribution costs	4,269,223	3,998,956	3,616,921
GROSS PROFIT	1,943,950	1,837,163	1,594,881
Selling, general and administrative expenses	1,386,315	1,297,413	1,148,268
Pre-opening expenses	20,823	16,076	14,593
INCOME FROM OPERATIONS	536,812	523,674	432,020
Impairment of available-for-sale investments	—	32,370	—
Gain on sale of investment	—	—	(13,900)
Interest expense	2,929	6,034	13,868
Other (income) expense	(12,224)	(4,555)	26
INCOME BEFORE INCOME TAXES	546,107	489,825	432,026
Provision for income taxes	208,509	199,116	168,120
NET INCOME	$337,598	$290,709	$263,906
EARNINGS PER COMMON SHARE:
Basic	$2.75	$2.39	$2.19
Diluted	$2.69	$2.31	$2.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	122,878	121,629	120,232
Diluted	125,628	125,995	125,768

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
NET INCOME	$337,598	$290,709	$263,906
OTHER COMPREHENSIVE LOSS
Unrealized (loss) gain on securities available-for-sale, net of tax	—	(27,636)	2,119
Reclassification adjustment for impairment of securities available-for-sale, net of tax	—	27,636	—
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of tax	—	—	(8,738)
Foreign currency translation adjustment, net of tax	(88)	(6)	(4)
TOTAL OTHER COMPREHENSIVE LOSS	(88)	(6)	(6,623)
COMPREHENSIVE INCOME	$337,510	$290,703	$257,283

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,731	$345,214
Accounts receivable, net	60,779	34,625
Income taxes receivable	7,275	15,737
Inventories, net	1,232,065	1,096,186
Prepaid expenses and other current assets	99,386	73,838
Deferred income taxes	38,835	30,289
Total current assets	1,620,071	1,595,889
PROPERTY AND EQUIPMENT, NET	1,084,529	840,135
INTANGIBLE ASSETS, NET	98,255	98,903
GOODWILL	200,594	200,594
OTHER ASSETS:
Deferred income taxes	2,477	4,382
Other	65,561	147,904
Total other assets	68,038	152,286
TOTAL ASSETS	$3,071,487	$2,887,807
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$562,439	$507,247
Accrued expenses	265,040	269,900
Deferred revenue and other liabilities	154,384	146,362
Income taxes payable	19,825	68,746
Current portion of other long-term debt and leasing obligations	899	8,513
Total current liabilities	1,002,587	1,000,768
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	6,476	7,762
Deferred income taxes	38,617	7,413
Deferred revenue and other liabilities	331,628	284,540
Total long-term liabilities	376,721	299,715
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 104,945,366 and 102,159,192 at February 1, 2014 and February 2, 2013, respectively; outstanding shares 96,065,661 and 98,104,692 at February 1, 2014 and February 2, 2013, respectively	961	981
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,900,870 at February 1, 2014 and February 2, 2013, respectively	249	249
Additional paid-in capital	958,943	874,236
Retained earnings	1,187,514	911,704
Accumulated other comprehensive income	24	112
Treasury stock, at cost, 8,879,705 and 4,054,500 at February 1, 2014 and February 2, 2013, respectively	(455,512)	(199,958)
Total stockholders' equity	1,692,179	1,587,324
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,071,487	$2,887,807

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Dollars	Shares	Dollars
BALANCE, January 29, 2011	93,768,978	$938	24,960,870	$250	$625,184	$730,468	$6,741	$—	$1,363,581
Exercise of stock options	2,420,960	24	—	—	33,074	—	—	—	33,098
Restricted stock vested	304,068	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(90,404)	(1)	—	—	(3,574)	—	—	—	(3,575)
Net income	—	—	—	—	—	263,906	—	—	263,906
Stock-based compensation	—	—	—	—	23,919	—	—	—	23,919
Total tax benefit from exercise of stock options	—	—	—	—	21,166	—	—	—	21,166
Foreign currency translation adjustment, net of taxes of $2	—	—	—	—	—	—	(4)	—	(4)
Unrealized gain on securities available-for-sale, net of taxes of $1,266	—	—	—	—	—	—	2,119	—	2,119
Reclassification adjustment for gains realized in net income due to the sale of securities available-for-sale, net of taxes of $5,162	—	—	—	—	—	—	(8,738)	—	(8,738)
Purchase of shares for treasury	(30,600)	—	—	—	—	—	—	(1,224)	(1,224)
Cash dividends declared, $0.50 per common share	—	—	—	—	—	(61,503)	—	—	(61,503)
BALANCE, January 28, 2012	96,373,002	$964	24,960,870	$250	$699,766	$932,871	$118	$(1,224)	$1,632,745
Exchange of Class B common stock for common stock	60,000	1	(60,000)	(1)	—	—	—	—	—
Exercise of stock options	5,431,053	54	—	—	78,231	—	—	—	78,285
Restricted stock vested	381,128	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(116,591)	(1)	—	—	(5,517)	—	—	—	(5,518)
Net income	—	—	—	—	—	290,709	—	—	290,709
Stock-based compensation	—	—	—	—	32,181	—	—	—	32,181
Total tax benefit from exercise of stock options	—	—	—	—	69,578	—	—	—	69,578
Foreign currency translation adjustment, net of taxes of $4	—	—	—	—	—	—	(6)	—	(6)
Unrealized loss on securities available-for-sale, net of taxes of $4,734	—	—	—	—	—	—	(27,636)	—	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of taxes of $4,734	—	—	—	—	—	—	27,636	—	27,636
Purchase of shares for treasury	(4,023,900)	(40)	—	—	—	—	—	(198,734)	(198,774)
Cash dividends declared, $2.50 per common share	—	—	—	—	—	(311,876)	—	—	(311,876)
BALANCE, February 2, 2013	98,104,692	$981	24,900,870	$249	$874,236	$911,704	$112	$(199,958)	$1,587,324
Exercise of stock options	2,154,201	22	—	—	43,460	—	—	—	43,482
Restricted stock vested	913,759	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(281,786)	(3)	—	—	(13,165)	—	—	—	(13,168)
Net income	—	—	—	—	—	337,598	—	—	337,598
Stock-based compensation	—	—	—	—	27,119	—	—	—	27,119
Total tax benefit from exercise of stock options	—	—	—	—	27,302	—	—	—	27,302
Foreign currency translation adjustment, net of taxes of $51	—	—	—	—	—	—	(88)	—	(88)
Purchase of shares for treasury	(4,825,205)	(48)	—	—	—	—	—	(255,554)	(255,602)
Cash dividends declared, $0.50 per common share	—	—	—	—	—	(61,788)	—	—	(61,788)
BALANCE, February 1, 2014	96,065,661	$961	24,900,870	$249	$958,943	$1,187,514	$24	$(455,512)	$1,692,179

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$337,598	$290,709	$263,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,928	125,096	116,581
Impairment of available-for-sale investments	—	32,370	—
Deferred income taxes	24,563	(2,362)	25,152
Stock-based compensation	27,119	32,181	23,919
Excess tax benefit from exercise of stock options	(27,106)	(64,767)	(20,768)
Tax benefit from exercise of stock options	200	4,864	664
Other non-cash items	581	372	1,382
Gain on sale of investment	—	—	(13,900)
Changes in assets and liabilities:
Accounts receivable	(9,690)	(4,328)	(3,350)
Inventories	(135,879)	(81,189)	(118,102)
Prepaid expenses and other assets	(7,717)	(8,693)	(9,174)
Accounts payable	11,684	(13,588)	73,950
Accrued expenses	(7,117)	(5,576)	(21,410)
Income taxes payable / receivable	(13,357)	92,352	54,923
Deferred construction allowances	47,760	28,691	26,678
Deferred revenue and other liabilities	303	12,152	9,970
Net cash provided by operating activities	403,870	438,284	410,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(285,668)	(219,026)	(201,807)
Purchase of JJB Sports convertible notes and equity securities	—	(31,986)	—
Proceeds from sale of investment	—	—	14,140
Proceeds from sale of other assets	11,000	—	—
Proceeds from sale-leaseback transactions	—	3,406	21,126
Deposits and purchases of other assets	(64,507)	(76,748)	(33,075)
Net cash used in investing activities	(339,175)	(324,354)	(199,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(8,984)	(145,322)	(995)
Construction allowance receipts	—	—	—
Proceeds from exercise of stock options	43,482	78,285	33,098
Excess tax benefit from exercise of stock options	27,106	64,767	20,768
Minimum tax withholding requirements	(13,168)	(5,518)	(3,575)
Cash paid for treasury stock	(255,602)	(198,774)	(1,224)
Cash dividends paid to stockholders	(64,432)	(306,972)	(60,460)
Increase (decrease) in bank overdraft	43,508	10,422	(10,063)
Net cash used in financing activities	(228,090)	(503,112)	(22,451)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(88)	(6)	(4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(163,483)	(389,188)	188,350
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	345,214	734,402	546,052
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,731	$345,214	$734,402
Supplemental disclosure of cash flow information:
Construction in progress - leased facilities	$—	$—	$2,138
Accrued property and equipment	$40,745	$23,772	$6,199
Accrued deposits and purchases of other assets	$—	$15,000	$—
Cash paid during the year for interest	$2,255	$5,352	$12,488
Cash paid during the year for income taxes	$206,397	$117,387	$84,749
See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations – Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as the "Company", "we", "us", and "our" unless specified otherwise) is an authentic, full-line sports and fitness specialty omni-channel retailer offering a broad assortment of high-quality, competitively priced brand name sporting goods equipment, apparel and footwear in a specialty store environment.

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2013, 2012 and 2011 ended on February 1, 2014, February 2, 2013 and January 28, 2012, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2012, which includes 53 weeks.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments and totaled $91.9 million and $259.0 million at February 1, 2014 and February 2, 2013, respectively. Interest income from cash equivalents was $0.2 million, $1.0 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 1, 2014 and February 2, 2013 include $135.2 million and $91.7 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consist principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $3.1 million and $2.7 million as of February 1, 2014 and February 2, 2013, respectively.

Inventories – Inventories are stated at the lower of weighted average cost or market. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $82.6 million and $78.5 million at February 1, 2014 and February 2, 2013, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years

For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Depreciation expense was $151.5 million, $123.3 million and $111.7 million for fiscal 2013, 2012 and 2011, respectively.

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

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company assesses the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred. When evaluating goodwill for impairment, the Company first performs a qualitative assessment to determine if the fair value of the reporting unit is more likely than not less than the carrying value. If so, the Company proceeds to step one of the two-step goodwill impairment test, in which the Company compares the fair value of the reporting unit to its carrying value. If not, then performance of the two-step goodwill impairment test is not necessary. If the carrying value of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management.

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

Gain on Sale of Investment – During fiscal 2011, the Company realized a pre-tax gain of $13.9 million resulting from the sale of its remaining available-for-sale securities held in GSI Commerce, Inc. ("GSI"), in connection with GSI's acquisition by eBay, Inc. Prior to the sale, the investment was carried at fair value within other assets and unrealized holding gains and losses on the stock were included in other comprehensive income and reflected as a component of stockholders' equity.

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

Stock-Based Compensation – The Company has the ability to grant restricted shares of common stock, restricted stock units and stock options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan. The Company records stock-based compensation expenses based on the fair value of stock awards at the grant date and recognizes the expense over the related service period.

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

tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that will more likely than not be realized upon ultimate settlement. Interest and penalties related to income tax matters are recognized in income tax expense.

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

Cost of Goods Sold – Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution, shipping and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters.

Advertising Costs – Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $223.9 million, $201.0 million and $187.4 million for fiscal 2013, 2012 and 2011, respectively.

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

Segment Information – The Company is a specialty omni-channel retailer that offers a broad range of products in its specialty retail stores primarily in the eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the Company's operating segments are aggregated within one reportable segment. The following table sets forth the approximate amount of net sales attributable to hardlines, apparel and footwear for the periods presented (dollars in millions):

	Fiscal Year
	2013	2012	2011
Hardlines	$3,030	$2,964	$2,695
Apparel	1,867	1,685	1,504
Footwear	1,273	1,150	982
Other	43	37	31
Total net sales	$6,213	$5,836	$5,212

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

Recently Adopted Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-2, "Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to the related note where additional details about the effect of the reclassifications are disclosed. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-2 during the first quarter of 2013. The adoption of this guidance did not impact the Company's Consolidated Financial Statements.

In July 2012, the FASB issued ASU 2012-2, "Testing Indefinite-Lived Intangible Assets for Impairment." This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity's assessment of the totality of events and circumstances and their impact on the entity's indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Accounting Standard Codification ("ASC") 350-30, "Intangibles – Goodwill and Other – General Intangibles Other than Goodwill." ASU 2012-2 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 during the first quarter of 2013. The adoption of this guidance did not impact the Company's Consolidated Financial Statements.

2. Goodwill and Other Intangible Assets

At February 1, 2014 and February 2, 2013, the Company reported goodwill of $200.6 million, net of accumulated impairment charges of $111.3 million. There was no change in the carrying value of goodwill during fiscal 2013 or fiscal 2012. No impairment charges were recorded for goodwill in fiscal 2013, 2012 or 2011.

The Company had indefinite-lived and finite-lived intangible assets of $89.5 million and $8.8 million, respectively, as of February 1, 2014 and $89.3 million and $9.6 million, respectively, as of February 2, 2013. No impairment charges were recorded for the Company's intangible assets in fiscal 2013, 2012 or 2011.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of intangible assets were as follows (in thousands):

	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$68,730	$—	$68,730	$—
Trade name (indefinite-lived)	15,900	—	15,900	—
Customer list	1,200	(1,200)	1,200	(960)
Favorable leases and other finite-lived intangible assets	16,454	(7,674)	14,954	(5,580)
Other indefinite-lived intangible assets	4,845	—	4,659	—
Total intangible assets	$107,129	$(8,874)	$105,443	$(6,540)

Amortization expense for the Company's finite-lived intangible assets was $2.3 million, $2.0 million and $1.4 million for fiscal 2013, 2012 and 2011, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of February 1, 2014 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2014	$1,767
2015	1,692
2016	1,546
2017	1,351
2018	1,114
Thereafter	1,310
Total	$8,780

3. Store Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2013	2012
Accrued store closing and relocation reserves, beginning of period	$31,785	$36,121
Expense charged to earnings	—	2,403
Cash payments	(12,516)	(9,285)
Interest accretion and other changes in assumptions	(2,167)	2,546
Accrued store closing and relocation reserves, end of period	17,102	31,785
Less: current portion of accrued store closing and relocation reserves	(5,949)	(7,496)
Long-term portion of accrued store closing and relocation reserves	$11,153	$24,289

The current portion of accrued store closing and relocation reserves is included within accrued expenses and the long-term portion is included within long-term deferred revenue and other liabilities on the Consolidated Balance Sheets. The related expense is recorded within selling, general and administrative expenses on the Consolidated Statements of Income.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2013	2012
Buildings and land	$220,295	$215,816
Leasehold improvements	895,798	736,005
Furniture, fixtures and equipment	943,532	735,184
Total property and equipment	2,059,625	1,687,005
Less: accumulated depreciation and amortization	(975,096)	(846,870)
Net property and equipment	$1,084,529	$840,135

The amounts above include construction in progress of $101.1 million and $59.4 million for fiscal 2013 and 2012, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2013	2012
Accrued payroll, withholdings and benefits	$99,619	$106,042
Accrued real estate taxes, utilities and other occupancy	60,178	56,982
Accrued property and equipment	41,036	23,780
Accrued sales tax	21,800	22,431
Other accrued expenses	42,407	60,665
Total accrued expenses	$265,040	$269,900

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods (in thousands):

	2013	2012
Current:
Deferred gift card revenue	$138,513	$124,425
Deferred construction allowances	1,439	1,392
Other	14,432	20,545
Total current	$154,384	$146,362
Long-term:
Deferred rent, including preopening rent	$70,713	$65,957
Deferred construction allowances	181,148	135,204
Other	79,767	83,379
Total long-term	$331,628	$284,540

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

The Company's outstanding debt consists of the following as of the end of the fiscal periods (in thousands):

	2013	2012
Revolving line of credit	$—	$—
Capital leases	6,818	15,624
Other debt	557	651
Total debt	7,375	16,275
Less: current portion	(899)	(8,513)
Total long-term debt	$6,476	$7,762

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

There were no borrowings under the Credit Agreement as of February 1, 2014 and February 2, 2013, respectively. As of February 1, 2014, the Company had outstanding letters of credit and total borrowing capacity under the Credit Agreement of $13.0 million and $487.0 million, respectively. The Company had $11.3 million of outstanding letters of credit and $488.7 million of total borrowing capacity as of February 2, 2013.

Capital Lease Obligations – The gross and net carrying values of assets under capital leases are $30.3 million and $16.3 million, respectively, as of February 1, 2014, and $31.9 million and $21.9 million, respectively, as of February 2, 2013. The Consolidated Statement of Cash Flows for fiscal 2011 includes the non-cash impact of $19.0 million for equipment received by the Company in fiscal 2011 pursuant to a capital lease, which expires in 2014. The Company also leases two buildings from an entity that is a related party to our Chairman and Chief Executive Officer, under a capital lease entered into May 1, 1986 that expires in April 2021.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled lease payments under capital lease obligations as of February 1, 2014 are as follows (in thousands):

Fiscal Year
2014	$1,483
2015	1,025
2016	1,024
2017	1,024
2018	1,044
Thereafter	5,091
Subtotal	10,691
Less: amounts representing interest	(3,873)
Present value of net scheduled lease payments	6,818
Less: amounts due in one year	(798)
Total long-term capital leases	$6,020

8. Operating Leases

The Company leases substantially all of its stores, three distribution centers and equipment under non-cancelable operating leases that expire at various dates through 2028. Initial lease terms are generally for 10 to 25 years, and most leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases, contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases totaled approximately $411.5 million, $388.3 million and $360.3 million for fiscal 2013, 2012 and 2011, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $3.4 million and $21.1 million for fiscal 2012 and 2011, respectively.

Scheduled lease payments due under non-cancelable operating leases as of February 1, 2014 are as follows (in thousands):

Fiscal Year
2014	$469,583
2015	479,560
2016	456,977
2017	415,395
2018	362,633
Thereafter	1,234,277
Total	$3,418,425

The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $0.7 million, $0.9 million and $0.9 million in fiscal 2013, 2012 and 2011, respectively.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends per Common Share – We declared and paid cash dividends of $0.50, $2.50 and $0.50 per share of common stock and Class B common stock during fiscal 2013, 2012 and 2011, respectively. Fiscal 2012 included a special cash dividend of $2.00 per share of common stock and Class B common stock in December 2012.

Treasury Stock – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock.  During fiscal 2013, the Company repurchased 4.8 million shares of its common stock for $255.6 million.
10. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan (the "Plan"). As of February 1, 2014, shares of common stock available for future issuance pursuant to the Plan were 11,352,865 shares.

The following represents total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2013	2012	2011
Stock option expense	$8,263	$10,215	$9,734
Restricted stock expense	18,856	21,966	14,185
Total stock-based compensation expense	$27,119	$32,181	$23,919
Total related tax benefit	$9,230	$11,561	$8,947

Stock Option Plans – Stock options are generally granted on an annual basis, vest 25% per year over four years and have a seven-year maximum term.

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

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2013	2012	2011
Expected life (years) (1)	5.33	5.70	5.76
Expected volatility (2)	36.10% - 47.86%	44.52% - 49.38%	44.27% - 48.93%
Weighted average volatility	46.71%	47.25%	46.16%
Risk-free interest rate (3)	0.73% - 1.73%	0.59% - 1.57%	0.89% - 2.70%
Expected dividend yield (4)	0.98% - 1.04%	0.98% - 1.25%	—
Weighted average grant date fair value	$18.31	$19.24	$18.06

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

The stock option activity from January 29, 2011 through February 1, 2014 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 29, 2011	13,693,877	$16.91	4.13	$258,697
Granted	639,047	39.78
Exercised	(2,420,960)	13.67
Forfeited / Expired	(253,875)	27.75
Outstanding, January 28, 2012	11,658,089	$18.60	3.45	$262,995
Granted	581,665	48.35
Exercised	(5,431,053)	14.38
Forfeited / Expired	(99,977)	25.48
Outstanding, February 2, 2013	6,708,724	$24.50	3.60	$157,380
Granted	682,344	47.31
Exercised	(2,154,201)	20.18
Forfeited / Expired	(282,820)	41.57
Outstanding, February 1, 2014	4,954,047	$28.55	3.19	$118,784
Exercisable, February 1, 2014	3,617,457	$22.87	2.46	$107,179
Vested and expected to vest, February 1, 2014	4,822,326	$28.05	3.12	$118,008

The aggregate intrinsic value reported in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2013, 2012 and 2011 was $67.2 million, $186.5 million and $61.3 million, respectively. The total fair value of options vested during 2013, 2012 and 2011 was $14.9 million, $7.1 million and $12.2 million, respectively. The nonvested stock option activity for the year ended February 1, 2014 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, February 2, 2013	2,616,875	$11.88
Granted	682,344	18.31
Vested	(1,684,187)	8.85
Forfeited	(278,442)	17.07
Nonvested, February 1, 2014	1,336,590	$17.90

As of February 1, 2014, unrecognized stock-based compensation expense related to nonvested stock options was approximately $14.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.28 years.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of February 1, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$8.17 - $17.98	1,307,546	1.76	$14.97	1,307,546	$14.97
$18.14 - $27.87	1,369,573	2.44	23.14	1,225,448	22.77
$28.09 - $44.61	1,238,804	3.42	32.67	977,697	30.77
$45.34 - $57.59	1,038,124	5.70	47.85	106,766	48.45
$8.17 - $57.59	4,954,047	3.19	$28.55	3,617,457	$22.87

Restricted Stock – The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

The restricted stock activity from January 29, 2011 through February 1, 2014 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 29, 2011	1,991,068	$24.11
Granted	658,393	39.54
Vested	(304,068)	27.12
Forfeited	(254,960)	27.12
Nonvested, January 28, 2012	2,090,433	$28.16
Granted	542,221	48.55
Vested	(381,278)	15.09
Forfeited	(159,281)	32.76
Nonvested, February 2, 2013	2,092,095	$35.48
Granted	1,806,949	46.85
Vested	(913,769)	27.46
Forfeited	(553,621)	39.93
Nonvested, February 1, 2014	2,431,654	$45.93

As of February 1, 2014, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock, net of estimated forfeitures, was approximately $24.5 million before income taxes, which is expected to be recognized over a weighted average period of approximately 2.45 years.

In March 2010, the Company issued a special grant of performance-based restricted stock in support of the Company's long-term strategic initiatives which vested, in whole or in part, at the end of a three-year period upon the successful achievement of pre-established performance criteria. As of February 2, 2013, nonvested restricted stock outstanding included 654,194 shares of these performance-based awards, of which seventy-five percent vested on April 5, 2013. The remaining shares were forfeited and are available for issuance under the Plan.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2013, the Company granted 1,185,793 shares of performance-based restricted stock in support of the Company's five-year strategic plan. As of February 1, 2014, nonvested restricted stock outstanding included 992,632 shares of these performance-based awards, which vest at the end of a five-year period based upon the achievement of certain pre-established financial performance metrics at the end of the performance period, with an opportunity for earlier vesting if the target metrics are achieved at the end of any fiscal year within the performance period. As of February 1, 2014, these awards were not deemed probable of achieving the pre-established financial performance metric.

11. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	2013	2012	2011
Current:
Federal	$156,177	$174,049	$119,893
State	27,769	27,429	23,075
	183,946	201,478	142,968
Deferred:
Federal	23,499	(1,734)	23,130
State	1,064	(628)	2,022
	24,563	(2,362)	25,152
Total provision	$208,509	$199,116	$168,120

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.5%	3.6%	4.1%
Valuation allowance	(0.4)%	1.6%	—%
Other permanent items	0.1%	0.5%	(0.2)%
Effective income tax rate	38.2%	40.7%	38.9%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2013	2012
Inventory	$35,531	$30,614
Store closing expense	6,674	12,444
Stock-based compensation	26,692	33,667
Capital loss carryforward	6,242	7,942
Employee benefits	33,156	26,876
Other accrued expenses not currently deductible for tax purposes	4,631	4,658
Deferred rent	27,609	25,625
Insurance	2,352	2,363
Gift cards	11,531	10,478
Deferred revenue currently taxable	4,404	4,829
Non income-based tax reserves	7,098	4,903
Uncertain income tax positions	3,112	2,981
Valuation allowance	(6,242)	(7,942)
Total deferred tax assets	162,790	159,438
Property and equipment	(118,854)	(84,734)
Inventory	(30,342)	(36,404)
Intangibles	(10,875)	(10,930)
Other	(24)	(112)
Total deferred tax liabilities	(160,095)	(132,180)
Net deferred tax asset	$2,695	$27,258

In 2013, of the $2.7 million net deferred tax asset, $38.8 million is included within current assets, $2.5 million is included within other long-term assets and $38.6 million is included within other long-term liabilities on the Consolidated Balance Sheets. In 2012, of the $27.3 million net deferred tax asset, $30.3 million is included within current assets, $4.4 million is included within other long-term assets and $7.4 million is included within other long-term liabilities on the Consolidated Balance Sheets.

The Company determined that a valuation allowance of $7.9 million was required for a portion of the deferred tax asset recorded in fiscal 2012 relating to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, plc ("JJB Sports"). During the first quarter of 2013, the Company determined that it would recover $4.3 million of its investment in JJB Sports, which it had previously fully impaired. There is no related tax expense for this recovery as the Company reversed a portion of the deferred tax valuation allowance it had previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired.

As of February 1, 2014, the total liability for uncertain tax positions, including related interest and penalties, was approximately $9.0 million.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties (in thousands):

	2013	2012	2011
Beginning of fiscal year	$10,670	$18,692	$13,560
Increases as a result of tax positions taken in a prior period	1,651	1,816	5,567
Decreases as a result of tax positions taken in a prior period	(2,240)	(4,370)	(52)
Increases as a result of tax positions taken in the current period	985	1,740	1,966
Decreases as a result of settlements during the current period	(3,559)	(6,405)	(1,757)
Reductions as a result of a lapse of statute of limitations during the current period	—	(803)	(592)
End of fiscal year	$7,507	$10,670	$18,692

Included in the balance at February 1, 2014 are $4.4 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

As of February 1, 2014, the liability for uncertain tax positions included $1.5 million for the accrual of interest and penalties. During fiscal 2013, 2012 and 2011, the Company recorded $0.9 million, $0.8 million and $1.3 million, respectively, for the accrual of interest and penalties in its Consolidated Statements of Income. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $0.6 million of the Company's gross unrecognized tax benefits and interest at February 1, 2014 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2014.

The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2012 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2006.

12. Earnings per Common Share

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2013	2012	2011
Earnings per common share - Basic:
Net income	$337,598	$290,709	$263,906
Weighted average common shares outstanding - basic	122,878	121,629	120,232
Earnings per common share	$2.75	$2.39	$2.19
Earnings per common share - Diluted:
Net income	$337,598	$290,709	$263,906
Weighted average common shares outstanding - basic	122,878	121,629	120,232
Dilutive effect of stock-based awards	2,750	4,366	5,536
Weighted average common shares outstanding - diluted	125,628	125,995	125,768
Earnings per common share	$2.69	$2.31	$2.10

Anti-dilutive stock-based awards excluded from diluted calculation	899	768	550

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees who have worked 1,000 hours or more in a year and attained 21 years of age. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $6.4 million, $5.3 million and $4.9 million for fiscal 2013, 2012 and 2011, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $49.4 million and $36.9 million at February 1, 2014 and February 2, 2013, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $1.0 million, $0.9 million and $0.2 million for fiscal 2013, 2012 and 2011, respectively.

14. Commitments and Contingencies

Marketing and Naming Rights Commitments

Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company's brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $29.0 million, $25.8 million and $35.4 million during fiscal 2013, 2012 and 2011, respectively. The aggregate amount of future minimum payments at February 1, 2014 is as follows (in thousands):

Fiscal Year
2014	$46,735
2015	28,760
2016	22,061
2017	2,561
2018	2,638
Thereafter	23,127
Total	$125,882

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Licenses for Trademarks

Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $16.8 million, $17.8 million and $9.0 million during fiscal 2013, 2012 and 2011, respectively. The aggregate amount of future minimum payments at February 1, 2014 is as follows (in thousands):

Fiscal Year
2014	$16,014
2015	17,257
2016	18,264
2017	20,052
2018	20,152
Thereafter	40,604
Total	$132,343

Other

The Company also has other non-cancellable contractual commitments, including technology-related commitments extending through 2017. The aggregate payments under these commitments were $43.9 million, $9.6 million and $25.6 million during fiscal 2013, 2012 and 2011, respectively. The aggregate amount of future minimum payments at February 1, 2014 is as follows (in thousands):

Fiscal Year
2014	$2,926
2015	2,635
2016	2,979
2017	994
2018	—
Thereafter	—
Total	$9,534

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

15. Investment in JJB Sports

On April 27, 2012, the Company invested an aggregate of £20 million in JJB Sports, a retail sports company based in the United Kingdom, consisting of junior secured convertible notes ("Convertible Notes") in the principal amount of £18.75 million and 12.5 million ordinary shares ("Ordinary Shares") of JJB Sports for £1.25 million, for a total cash outlay of $32.0 million. The Company classified its investments in JJB Sports as available-for-sale investments, which were recorded at fair value. As of July 28, 2012, the Company recorded an other-than-temporary impairment charge of $30.4 million on the Convertible Notes and $2.0 million on the Ordinary Shares within the Consolidated Statements of Income, fully impairing the carrying value of its investment as of July 28, 2012.

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

During the first quarter of 2013, the Company recorded $4.3 million related to the partial recovery of its fully impaired investment in JJB Sports. The Company has received, and may receive in future periods, additional immaterial recoveries.

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

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of February 1, 2014 and February 2, 2013 are set forth in the table below:

Description	Level 1	Level 2	Level 3
As of February 1, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$49,351	$—	$—
Total assets	$49,351	$—	$—
As of February 2, 2013
Assets:
Deferred compensation plan assets held in trust (1)	$36,871	$—	$—
Total assets	$36,871	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan (See Note 13).

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both February 1, 2014 and February 2, 2013.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. There were no transfers between Levels 1 and 2 during fiscal 2013 and 2012. The Company did not hold any Level 3 financial assets or liabilities as of February 1, 2014 and February 2, 2013. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

2012
Beginning balance, January 28, 2012	$—
Transfers in (see Note 15)	32,370
Total realized losses included in net income	(32,370)
Ending balance, February 2, 2013	$—

Realized losses are included within impairment of available-for-sale investments on the Consolidated Statements of Income.

17. Related Party Transaction

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

18. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2013 and 2012 is as follows (in thousands, except earnings per share data):

	Fiscal 2013
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Net sales	$1,333,701		$1,531,431		$1,400,623	$1,947,418
Gross profit	411,654		479,330		424,899	628,067
Income from operations (1)	97,617		137,095		79,053	223,048
Net income (1)	64,821	(2)	84,163	(3)	49,977	138,638
Earnings per common share:
Basic	$0.53		$0.68		$0.41	$1.13
Diluted	$0.52		$0.67		$0.40	$1.11
Weighted average common shares outstanding:
Basic	122,702		122,901		123,221	122,687
Diluted	125,862		125,593		125,842	125,214

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal 2012
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter (4)
Net sales	$1,281,704	$1,437,041		$1,312,072	$1,805,302
Gross profit	394,607	447,780		406,124	588,652
Income from operations	95,735	134,640		82,193	211,106
Net income (1)	57,157	53,663	(5)	50,139	129,749
Earnings per common share:
Basic	$0.47	$0.45		$0.41	$1.06
Diluted	$0.45	$0.43		$0.40	$1.03
Weighted average common shares outstanding:
Basic	121,514	119,928		122,103	122,875
Diluted	127,003	124,533		125,938	126,409

(1)	Quarterly results for fiscal 2013 and 2012 do not add to full year results due to rounding.

(2)	Includes the partial recovery of a previously impaired asset of $4.3 million.

(3)	Includes asset impairment charge of $4.7 million.

(4)	Fourth quarter of fiscal 2012 represents a 14 week period, as fiscal 2012 includes 53 weeks.

(5)	Includes impairment of available-for-sale investments of $27.6 million.

19. Subsequent Events

On February 14, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on March 28, 2014 to stockholders of record as of the close of business on March 7, 2014.

On March 5, 2014, the Company sold a corporate aircraft for cash proceeds of $73.5 million, recognizing a pre-tax gain of $14.4 million.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)

By: /s/ ANDRÉ J. HAWAUX
André J. Hawaux Executive Vice President – Finance, Administration and Chief Financial Officer
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 28, 2014

/s/ ANDRÉ J. HAWAUX André J. Hawaux	Executive Vice President – Finance, Administration and Chief Financial Officer (principal financial officer)	March 28, 2014

/s/ JOSEPH R. OLIVER Joseph R. Oliver	Senior Vice President – Chief Accounting Officer (principal accounting officer)	March 28, 2014

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 28, 2014

/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 28, 2014

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 28, 2014

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 28, 2014

/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 28, 2014

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 28, 2014

/s/ LARRY D. STONE Larry D. Stone	Director	March 28, 2014

/s/ ALLEN WEISS Allen Weiss	Director	March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 1, 2014, and February 2, 2013, and for each of the three years in the period ended February 1, 2014, and the Company's internal control over financial reporting as of February 1, 2014, and have issued our reports thereon dated March 28, 2014; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2014

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
Fiscal 2011
Inventory reserve	$19,107	$4,199		$(7,685)	$15,621
Allowance for doubtful accounts	2,922	4,299		(4,777)	2,444
Reserve for sales returns	3,670	201	(1)	—	3,871
Fiscal 2012
Inventory reserve	$15,621	$5,751		$(3,400)	$17,972
Allowance for doubtful accounts	2,444	4,671		(4,377)	2,738
Reserve for sales returns	3,871	511	(1)	—	4,382
Allowance for deferred tax assets	—	7,942		—	7,942
Fiscal 2013
Inventory reserve	$17,972	$4,620		$(2,479)	$20,113
Allowance for doubtful accounts	2,738	4,996		(4,625)	3,109
Reserve for sales returns	4,382	24	(1)	—	4,406
Allowance for deferred tax assets	7,942	—		(1,700)	6,242

(1)	Represents increase (decrease) in the required reserve based upon the Company's evaluation of anticipated merchandise returns

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.3	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.4	Form of Option Award entered into between Registrant and various executive officers, directors and employees under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
10.5	Option Agreement between Registrant and Edward W. Stack	Incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
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
Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.31	Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.32	Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.33	Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.34	Retention Agreement between the Company and Timothy E. Kullman, Executive Vice President- Finance, Administration and Chief Financial Officer	Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 22, 2013
10.35	Offer Letter between the company and André J. Hawaux, Executive Vice President - Finance, Administration and Chief Financial Officer	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 31, 2013
10.36	Form of Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 31, 2013
21	Subsidiaries	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 28, 2014 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of March 28, 2014 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
Filed herewith
32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 28, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of March 28, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended February 1, 2014 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.