Form 10-Q
period 2014-05-03
DICKS SPORTING GOODS INC
filed 2014-05-29
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2014

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 23, 2014, was 97,742,703 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$1,438,908	$1,333,701
Cost of goods sold, including occupancy and distribution costs	998,025	922,047

GROSS PROFIT	440,883	411,654

Selling, general and administrative expenses	322,589	312,708
Pre-opening expenses	6,206	1,329

INCOME FROM OPERATIONS	112,088	97,617

Interest expense	610	669
Other income	(2,364)	(6,204)

INCOME BEFORE INCOME TAXES	113,842	103,152

Provision for income taxes	43,858	38,331

NET INCOME	$69,984	$64,821

EARNINGS PER COMMON SHARE:
Basic	$0.58	$0.53
Diluted	$0.57	$0.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	121,138	122,702
Diluted	123,360	125,862

Cash dividend declared per share	$0.125	$0.125

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
NET INCOME	$69,984	$64,821
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	7	(6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	7	(6)
COMPREHENSIVE INCOME	$69,991	$64,815

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,372	$181,731	$113,889
Accounts receivable, net	66,479	60,779	46,064
Income taxes receivable	6,861	7,275	3,250
Inventories, net	1,480,724	1,232,065	1,312,737
Prepaid expenses and other current assets	93,751	99,386	84,275
Deferred income taxes	33,715	38,835	42,707
Total current assets	1,820,902	1,620,071	1,602,922

Property and equipment, net	1,077,254	1,084,529	876,734
Intangible assets, net	97,795	98,255	98,380
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	2,606	2,477	3,798
Other	70,286	65,561	155,447
Total other assets	72,892	68,038	159,245
TOTAL ASSETS	$3,269,437	$3,071,487	$2,937,875

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$701,005	$562,439	$658,626
Accrued expenses	273,761	265,040	246,652
Deferred revenue and other liabilities	134,406	154,384	120,767
Income taxes payable	34,914	19,825	18,469
Current portion of other long-term debt and leasing obligations	459	899	8,407
Total current liabilities	1,144,545	1,002,587	1,052,921
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	6,356	6,476	7,137
Deferred income taxes	25,965	38,617	5,788
Deferred revenue and other liabilities	357,359	331,628	295,487
Total long-term liabilities	389,680	376,721	308,412
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	962	961	977
Class B common stock	249	249	249
Additional paid-in capital	972,338	958,943	894,237
Retained earnings	1,242,140	1,187,514	961,517
Accumulated other comprehensive income	31	24	106
Treasury stock, at cost	(480,508)	(455,512)	(280,544)
Total stockholders' equity	1,735,212	1,692,179	1,576,542
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,269,437	$3,071,487	$2,937,875

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total
BALANCE, February 1, 2014	96,065,661	$961	24,900,870	$249	$958,943	$1,187,514	$24	$(455,512)	$1,692,179
Exercise of stock options	349,529	3	—	—	7,942	—	—	—	7,945
Restricted stock vested	408,954	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(133,223)	(1)	—	—	(7,498)	—	—	—	(7,499)
Net income	—	—	—	—	—	69,984	—	—	69,984
Stock-based compensation	—	—	—	—	6,705	—	—	—	6,705
Total tax benefit from exercise of stock options	—	—	—	—	6,249	—	—	—	6,249
Foreign currency translation adjustment, net of taxes of $4	—	—	—	—	—	—	7	—	7
Purchase of shares for treasury	(450,970)	(4)	—	—	—	—	—	(24,996)	(25,000)
Cash dividend declared	—	—	—	—	—	(15,358)	—	—	(15,358)
BALANCE, May 3, 2014	96,239,951	$962	24,900,870	$249	$972,338	$1,242,140	$31	$(480,508)	$1,735,212

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,984	$64,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	36,859	32,808
Deferred income taxes	(7,661)	(13,459)
Stock-based compensation	6,705	7,085
Excess tax benefit from exercise of stock options	(6,240)	(12,709)
Tax benefit from exercise of stock options	9	84
Gain on sale of asset	(14,428)	—
Other non-cash items	145	145
Changes in assets and liabilities:
Accounts receivable	(375)	(4,880)
Inventories	(248,659)	(216,551)
Prepaid expenses and other assets	(14,407)	(10,455)
Accounts payable	168,833	152,061
Accrued expenses	(2,729)	(28,000)
Income taxes payable / receivable	21,743	(25,081)
Deferred construction allowances	24,002	7,095
Deferred revenue and other liabilities	(19,857)	(28,316)
Net cash provided by (used in) operating activities	13,924	(75,352)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,918)	(33,954)
Proceeds from sale of other assets	73,392	—
Deposits and purchases of other assets	(4)	(34,674)
Net cash provided by (used in) investing activities	9,470	(68,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(560)	(731)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	7,945	12,909
Excess tax benefit from exercise of stock options	6,240	12,709
Minimum tax withholding requirements	(7,499)	(12,773)
Cash paid for treasury stock	(25,000)	(80,603)
Cash dividend paid to stockholders	(16,619)	(18,168)
Decrease in bank overdraft	(30,267)	(682)
Net cash used in financing activities	(65,760)	(87,339)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7	(6)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,359)	(231,325)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,731	345,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,372	$113,889

Supplemental disclosure of cash flow information:
Accrued property and equipment	$41,596	$28,605
Cash paid for interest	$556	$517
Cash paid for income taxes	$29,615	$83,733

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as the "Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories in a specialty store environment. The Company also owns and operates Golf Galaxy, Field & Stream and True Runner specialty stores. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to our fiscal year.

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2014 as filed with the Securities and Exchange Commission on March 28, 2014. Operating results for the 13 weeks ended May 3, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 or any other period.

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

The following table summarizes the activity in fiscal 2014 and 2013 (in thousands):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Accrued store closing and relocation reserves, beginning of period	$17,102	$31,785
Expense charged to earnings	397	—
Cash payments	(1,183)	(2,496)
Interest accretion and other changes in assumptions	13	(1,008)
Accrued store closing and relocation reserves, end of period	16,329	28,281
Less: current portion of accrued store closing and relocation reserves	(5,945)	(6,675)
Long-term portion of accrued store closing and relocation reserves	$10,384	$21,606

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$69,984	$64,821

Weighted average common shares outstanding - basic	121,138	122,702
Dilutive effect of stock-based awards	2,222	3,160
Weighted average common shares outstanding - diluted	123,360	125,862

Earnings per common share - basic	$0.58	$0.53
Earnings per common share - diluted	$0.57	$0.52

Anti-dilutive stock-based awards excluded from diluted calculation	973	749

4.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of May 3, 2014 and February 1, 2014 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of May 3, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$54,178	$—	$—
Total assets	$54,178	$—	$—

As of February 1, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$49,351	$—	$—
Total assets	$49,351	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both May 3, 2014 and February 1, 2014.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 13 weeks ended May 3, 2014 or the fiscal year ended February 1, 2014.

5. Subsequent Event

On May 15, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on June 27, 2014 to stockholders of record as of the close of business on June 6, 2014.

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

▪	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Disruption of or other problems with our information systems;

▪	Any serious disruption at our distribution facilities;

▪	Performance of professional sports teams, professional team lockouts or strikes or retirement or scandal involving sports superstars;

▪	The seasonality of our business;

▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	Our ability to meet our labor needs;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

▪	Our current intention to issue quarterly cash dividends; and

▪	Our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 1, 2014. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

OVERVIEW

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as the "Company", "we", "us" and "our" unless otherwise specified) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and True Runner specialty stores. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to our fiscal year.

As of May 3, 2014, we operated 566 Dick's Sporting Goods stores in 46 states and 79 Golf Galaxy stores in 29 states, with approximately 32.1 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any period within, or the entire, fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins. In the last five years, the Company has grown from 407 Dick's Sporting Goods stores as of May 2, 2009 to 566 Dick's Sporting Goods stores as of May 3, 2014. The Company plans to expand its business through the opening of new stores, enhancing its eCommerce platform and leveraging all sales channels to deliver a consistent, seamless and high-quality customer experience.

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

▪
Operating cash flow – Cash flow generation supports the general operating needs of the Company and funds capital expenditures related to its omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant positive operating cash flows in our fiscal fourth quarter in connection with the holiday selling season and proportionately higher net income levels. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources and Changes in Financial Condition" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements. There have been no changes in the Company's critical accounting policies during the period ended May 3, 2014.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪	Net income for the current quarter was $70.0 million, or $0.57 per diluted share, as compared to net income of $64.8 million, or $0.52 per diluted share, for the 13 weeks ended May 4, 2013.

▪	Net income for the 13 weeks ended May 3, 2014 includes $8.7 million, net of tax, or $0.07 per diluted share, related to the gain on sale of a Gulfstream G650 corporate aircraft.

▪
Net income for the 13 weeks ended May 4, 2013 included $4.3 million, net of tax, or $0.04 per diluted share, related to the partial recovery from the Company's previously impaired investment in JJB Sports.

▪	Net sales increased 8% to $1.4 billion in the current quarter due primarily to the growth of our store network and a 1.5% increase in consolidated same store sales.

▪
Gross profit decreased 23 basis points to 30.64% as a percentage of net sales for the 13 weeks ended May 3, 2014 as compared to the 13 weeks ended May 4, 2013, due primarily to increased occupancy costs and shipping expenses as a percentage of net sales, partially offset by higher merchandise margins.

▪	In the first quarter of 2014, the Company:

▪
Opened eight new Dick's Sporting Goods stores and relocated one Dick's Sporting Goods store and one Golf Galaxy store, while the eCommerce sales penetration for the quarter increased to 7.0% of total sales, compared to 5.8% in the first quarter last year.

▪	Declared and paid a quarterly cash dividend of $0.125 per common share and Class B common share.

▪	Repurchased approximately 0.5 million shares of common stock for $25.0 million.

▪	Ended the period with no outstanding borrowings under our current senior secured credit agreement.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended May 3, 2014			13 Weeks Ended May 4, 2013
	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total
Beginning stores	558	84	642	518	83	601
Q1 New stores	8	—	8	2	—	2
Ending stores	566	84	650	520	83	603

Relocated stores	1	1	2	—	—	—

(1)	Includes the Company's Field & Stream and True Runner stores. As of May 3, 2014, the Company operated two Field and Stream stores and three True Runner stores.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2013-2014 (A)
	13 Weeks Ended
	May 3, 2014	May 4, 2013 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.36	69.13	23
Gross profit	30.64	30.87	(23)
Selling, general and administrative expenses (3)	22.42	23.45	(103)
Pre-opening expenses (4)	0.43	0.10	33
Income from operations	7.79	7.32	47
Interest expense	0.04	0.05	(1)
Other income (5)	(0.16)	(0.47)	31
Income before income taxes	7.91	7.73	18
Provision for income taxes	3.05	2.87	18
Net income	4.86%	4.86%	—

Other Data:
Consolidated same store sales increase (decrease)	1.5%	(1.7%)
Number of stores at end of period (6)	650	603
Total square feet at end of period (6)	32,070,371	29,672,733

(A)	Column does not add due to rounding.

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

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information technology, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. During the first quarter of 2014, selling, general and administrative expenses include a $14.4 million pre-tax gain on sale of a Gulfstream G650 corporate aircraft.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening which are expensed as incurred.

(5)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge to selling, general and administrative costs for the same amount. During the first quarter of 2013, other income included $4.3 million related to the partial recovery of its previously impaired investment in JJB Sports.

(6)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and True Runner stores.

13 Weeks Ended May 3, 2014 Compared to the 13 Weeks Ended May 4, 2013

Net Income

The Company reported net income of $70.0 million for the current quarter, or $0.57 per diluted share, compared to net income of $64.8 million, or $0.52 per diluted share, for the 13 weeks ended May 4, 2013. Net income for the 13 weeks ended May 3, 2014 includes $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft. Net income for the 13 weeks ended May 4, 2013 included $4.3 million, net of tax, or $0.04 per diluted share, related to the partial recovery from the Company's previously impaired investment in JJB Sports.

Net Sales

Net sales for the current quarter increased 8% to $1.4 billion for the 13 weeks ended May 3, 2014 compared to the 13 weeks ended May 4, 2013, due primarily to the growth of our store network and a 1.5% increase in consolidated same store sales. The 1.5% consolidated same store sales increase consisted of a 2.3% increase at Dick's Sporting Goods and a 10.4% decrease at Golf Galaxy. eCommerce sales penetration was 7.0% of total sales during the current quarter compared to 5.8% of total sales during the 13 weeks ended May 4, 2013.

The increase in consolidated same store sales was primarily driven by increases in athletic apparel, team sports and footwear, partially offset by declines in the hunting and golf categories. The increase in athletic apparel reflects the growth in our women's and youth businesses, which we will emphasize in fiscal 2014 as we reallocate more square footage in our stores to these businesses. The hunting category decline was driven by higher sales in last year's period resulting from concerns about legislative action that would broadly change gun laws. The decline in our golf business was impacted by lower average unit retail prices on golf equipment, resulting from aggressive pricing on discontinued products by vendors in response to growing inventories, coupled with a lack of customer acceptance of new technology and a declining trend in rounds played. We expect the downward trend in our golf business to continue for the balance of the year. We anticipate the downward trend in the hunting business to continue through the second quarter, improve slightly from this trend in the third quarter and be relatively flat in the fourth quarter of fiscal 2014. These two businesses represent approximately 30% of our annual sales.

The same store sales increase at Dick's Sporting Goods was attributable to an increase of 2.5% in sales per transaction and a 0.2% decrease in transactions. Based upon our current quarter sales mix, every 1% change in consolidated same store sales would impact earnings before income taxes for the current quarter by approximately $5.0 million.

Income from Operations

Income from operations increased to $112.1 million for the current quarter from $97.6 million for the 13 weeks ended May 4, 2013.

Gross profit increased 7% to $440.9 million for the current quarter from $411.7 million for the 13 weeks ended May 4, 2013, but decreased as a percentage of net sales by 23 basis points compared to the same period last year. Occupancy costs and shipping expenses increased as a percentage of net sales by 48 basis points in the current quarter, which was offset by merchandise margin expansion of 30 basis points. Occupancy costs increased at a higher rate than the 1.5% increase in consolidated same store sales during the current quarter. Shipping expenses as a percentage of sales increased due to the growth in eCommerce sales relative to the sales growth at our brick and mortar stores. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.4 million.

Selling, general and administrative expenses increased 3% to $322.6 million for the current quarter from $312.7 million for the 13 weeks ended May 4, 2013, but decreased as a percentage of net sales by 103 basis points. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to a pre-tax gain on sale of a Gulfstream G650 corporate aircraft of $14.4 million, or 100 basis points. The remaining decrease was primarily due to lower administrative expenses as a percentage of sales.

Pre-opening expenses increased to $6.2 million for the current quarter from $1.3 million for the 13 weeks ended May 4, 2013. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During the current quarter, the Company opened eight new Dick's Sporting Goods stores and relocated one Dick's Sporting Goods store and one Golf Galaxy store. The Company opened two new Dick's Sporting Goods stores in last year's first quarter.

Income Taxes

The Company's effective tax rate was 38.5% for the 13 weeks ended May 3, 2014 as compared to 37.2% for the same period last year. During the first quarter of 2013, the Company determined that it would recover an estimated $4.3 million of its investment in JJB Sports. There was no related tax expense, as the Company reversed a portion of the deferred tax valuation allowance it previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired.

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

Net cash provided by operating activities for the 13 weeks ended May 3, 2014 was $13.9 million compared to net cash used in operating activities of $75.4 million for the 13 weeks ended May 4, 2013. Net cash from operating, investing and financing activities are discussed further below.

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

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of May 3, 2014, the Company was in compliance with the terms of the Credit Agreement.

There were no outstanding borrowings under the Credit Agreement as of May 3, 2014 or February 1, 2014. As of May 3, 2014 and February 1, 2014, total remaining borrowing capacity, after subtracting letters of credit, was $486.0 million and $487.0 million, respectively.

The Company intends to allocate capital to invest in its future growth, specifically the development of its omni-channel platform and specialty store concepts, as well as to returning capital to stockholders through dividends and share repurchases.

Capital expenditures – Normal capital requirements primarily relate to the development of our omni-channel platform, including new and existing Dick's Sporting Goods stores and eCommerce technology investments. The Company also plans to invest in its specialty store concepts and improving its supply chain and corporate information technology infrastructure. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 13 weeks ended May 3, 2014, the Company repurchased 0.5 million shares of its common stock for $25.0 million.

Dividends – During the 13 weeks ended May 3, 2014, the Company paid $16.6 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Event Subsequent to Quarter-end

Dividend – On May 15, 2014, the Company's Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company's common stock and Class B common stock. The dividend is payable in cash on June 27, 2014 to stockholders of record at the close of business on June 6, 2014.

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

The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net cash provided by (used in) operating activities	$13,924	$(75,352)
Net cash provided by (used in) investing activities	9,470	(68,628)
Net cash used in financing activities	(65,760)	(87,339)
Effect of exchange rate changes on cash and cash equivalents	7	(6)
Net decrease in cash and cash equivalents	$(42,359)	$(231,325)

Operating Activities

Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes, stock-based compensation expense, tax benefits on stock options as well as non-cash gains and losses on the disposal of the Company's assets. Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable and income taxes payable / receivable, as well as other working capital changes.

Cash provided by operating activities increased $89.3 million for the 13 weeks ended May 3, 2014 compared to the same period last year. The increase in cash provided by operating activities is due primarily to increases in operating assets and liabilities of $82.7 million year-over-year, a $5.2 million increase in net income and a $1.4 million increase in non-cash items. The increase in operating assets and liabilities year-over-year is primarily due to the following:

▪
Changes in income taxes payable / receivable increased operating cash flows by $46.8 million compared to last year, primarily due to lower income tax payments in the current period. Income tax payments in fiscal 2014 were favorably impacted by the timing of estimated deductions for qualified capital expenditures.

▪
Changes in accrued expenses increased $25.3 million compared to last year, primarily due to lower incentive compensation accruals in fiscal 2013 that were subsequently paid in fiscal 2014 compared to those balances accrued at the end of fiscal 2012 and subsequently paid in fiscal 2013.

Investing Activities

Cash used in investing activities for the 13 weeks ended May 3, 2014 decreased $78.1 million from the same period of fiscal 2013. During the 13 weeks ended May 3, 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft. Last year's first quarter also included a $29.7 million lease buyout of a Gulfstream G450 corporate aircraft. Gross capital expenditures were $63.9 million during the current 13 week period compared to $34.0 million during the 13 weeks ended May 4, 2013, which reflects a higher number of self-developed stores that will be opened by the Company in fiscal 2014.

Financing Activities

Cash used in financing activities consists primarily of the Company's stockholder return initiatives, including its share repurchase program and cash dividend payments and cash flows generated from stock option exercises. Cash used in financing activities for the 13 weeks ended May 3, 2014 totaled $65.8 million compared to $87.3 million for the same period in fiscal 2013. The decrease in cash used primarily reflects lower share repurchase activity during the 13 weeks ended May 3, 2014 compared to the same period last year.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of May 3, 2014 primarily relate to operating leases for our stores and purchase obligations for marketing commitments, including naming rights, licenses for trademarks and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of February 1, 2014, see our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed March 28, 2014. During the 13 weeks ended May 3, 2014, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed March 28, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

During the first quarter of fiscal 2014, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 3, 2014.

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies and procedures.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended February 1, 2014 as filed with the Securities and Exchange Commission on March 28, 2014, which could materially affect our business, financial condition, financial results or future performance. Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
February 2, 2014 to March 1, 2014	1,827	$51.60	—	$744,397,589
March 2, 2014 to April 5, 2014	582,059	$55.64	450,970	$719,397,597
April 6, 2014 to May 3, 2014	307	$53.02	—	$719,397,597
Total	584,193	$55.63	450,970

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board on March 7, 2013.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 20 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 29, 2014 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 29, 2014 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of May 29, 2014 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 29, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of May 29, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith