Form 10-Q
period 2014-08-02
DICKS SPORTING GOODS INC
filed 2014-08-28
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2014

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 22, 2014, was 96,338,020 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$1,688,890	$1,531,431	$3,127,798	$2,865,132
Cost of goods sold, including occupancy and distribution costs	1,186,334	1,052,101	2,184,359	1,974,149

GROSS PROFIT	502,556	479,330	943,439	890,983

Selling, general and administrative expenses	383,054	336,950	705,643	649,658
Pre-opening expenses	7,940	5,285	14,146	6,614

INCOME FROM OPERATIONS	111,562	137,095	223,650	234,711

Interest expense	763	716	1,372	1,385
Other income	(2,013)	(1,735)	(4,377)	(7,940)

INCOME BEFORE INCOME TAXES	112,812	138,114	226,655	241,266

Provision for income taxes	43,345	53,951	87,205	92,282

NET INCOME	$69,467	$84,163	$139,450	$148,984

EARNINGS PER COMMON SHARE:
Basic	$0.58	$0.68	$1.16	$1.21
Diluted	$0.57	$0.67	$1.14	$1.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	119,950	122,901	120,544	122,802
Diluted	121,840	125,593	122,600	125,728

Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
NET INCOME	$69,467	$84,163	$139,450	$148,984
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	9	(25)	16	(31)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	9	(25)	16	(31)
COMPREHENSIVE INCOME	$69,476	$84,138	$139,466	$148,953

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,132	$181,731	$134,765
Accounts receivable, net	102,248	60,779	84,956
Income taxes receivable	6,328	7,275	2,455
Inventories, net	1,418,660	1,232,065	1,275,215
Prepaid expenses and other current assets	90,369	99,386	109,146
Deferred income taxes	39,423	38,835	46,138
Total current assets	1,757,160	1,620,071	1,652,675

Property and equipment, net	1,138,182	1,084,529	937,310
Intangible assets, net	84,901	98,255	97,858
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	3,169	2,477	4,114
Other	71,477	65,561	126,920
Total other assets	74,646	68,038	131,034
TOTAL ASSETS	$3,255,483	$3,071,487	$3,019,471

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$688,442	$562,439	$598,263
Accrued expenses	305,937	265,040	295,010
Deferred revenue and other liabilities	125,258	154,384	111,101
Income taxes payable	12,784	19,825	12,777
Current portion of other long-term debt and leasing obligations	461	899	8,300
Total current liabilities	1,132,882	1,002,587	1,025,451
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	6,232	6,476	6,360
Deferred income taxes	18,473	38,617	8,449
Deferred revenue and other liabilities	401,021	331,628	314,756
Total long-term liabilities	425,726	376,721	329,565
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	941	961	981
Class B common stock	249	249	249
Additional paid-in capital	979,696	958,943	913,580
Retained earnings	1,296,434	1,187,514	1,030,108
Accumulated other comprehensive income	40	24	81
Treasury stock, at cost	(580,485)	(455,512)	(280,544)
Total stockholders' equity	1,696,875	1,692,179	1,664,455
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,255,483	$3,071,487	$3,019,471

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total
BALANCE, February 1, 2014	96,065,661	$961	24,900,870	$249	$958,943	$1,187,514	$24	$(455,512)	$1,692,179
Exercise of stock options	399,272	4	—	—	8,875	—	—	—	8,879
Restricted stock vested	421,098	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(136,613)	(1)	—	—	(7,644)	—	—	—	(7,645)
Net income	—	—	—	—	—	139,450	—	—	139,450
Stock-based compensation	—	—	—	—	12,915	—	—	—	12,915
Total tax benefit from exercise of stock options	—	—	—	—	6,610	—	—	—	6,610
Foreign currency translation adjustment, net of taxes of $9	—	—	—	—	—	—	16	—	16
Purchase of shares for treasury	(2,697,736)	(26)	—	—	—	—	—	(124,973)	(124,999)
Cash dividends declared	—	—	—	—	—	(30,530)	—	—	(30,530)
BALANCE, August 2, 2014	94,051,682	$941	24,900,870	$249	$979,696	$1,296,434	$40	$(580,485)	$1,696,875

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,450	$148,984
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	89,771	76,314
Deferred income taxes	(21,424)	(14,545)
Stock-based compensation	12,915	13,925
Excess tax benefit from exercise of stock options	(6,588)	(15,475)
Tax benefit from exercise of stock options	22	102
Gain on sale of asset	(14,428)	—
Other non-cash items	290	290
Changes in assets and liabilities:
Accounts receivable	(11,023)	(21,690)
Inventories	(186,595)	(179,029)
Prepaid expenses and other assets	(10,980)	(12,738)
Accounts payable	133,245	83,458
Accrued expenses	7,697	(15,561)
Income taxes payable / receivable	494	(27,212)
Deferred construction allowances	44,934	12,756
Deferred revenue and other liabilities	(25,561)	(44,173)
Net cash provided by operating activities	152,219	5,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150,382)	(95,479)
Proceeds from sale of other assets	73,392	11,000
Deposits and purchases of other assets	(79)	(48,469)
Net cash used in investing activities	(77,069)	(132,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other long-term debt and leasing obligations	(682)	(1,615)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	8,879	22,736
Excess tax benefit from exercise of stock options	6,588	15,475
Minimum tax withholding requirements	(7,645)	(12,877)
Cash paid for treasury stock	(124,999)	(80,603)
Cash dividends paid to stockholders	(31,664)	(33,550)
(Decrease) increase in bank overdraft	(7,242)	7,558
Net cash used in financing activities	(156,765)	(82,876)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	16	(31)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,599)	(210,449)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,731	345,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,132	$134,765

Supplemental disclosure of cash flow information:
Accrued property and equipment	$71,077	$77,409
Cash paid for interest	$1,176	$1,091
Cash paid for income taxes	$107,880	$140,712

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

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2014 as filed with the Securities and Exchange Commission on March 28, 2014. Operating results for the 13 and 26 weeks ended August 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 or any other period.

Recently Issued Accounting Pronouncement

Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s Consolidated Financial Statements.

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

The following table summarizes the activity in fiscal 2014 and 2013 (in thousands):

	26 Weeks Ended
	August 2, 2014	August 3, 2013
Accrued store closing and relocation reserves, beginning of period	$17,102	$31,785
Expense charged to earnings	2,119	—
Cash payments	(4,080)	(4,564)
Interest accretion and other changes in assumptions	(152)	(3,274)
Accrued store closing and relocation reserves, end of period	14,989	23,947
Less: current portion of accrued store closing and relocation reserves	(4,579)	(10,732)
Long-term portion of accrued store closing and relocation reserves	$10,410	$13,215

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$69,467	$84,163	$139,450	$148,984

Weighted average common shares outstanding - basic	119,950	122,901	120,544	122,802
Dilutive effect of stock-based awards	1,890	2,692	2,056	2,926
Weighted average common shares outstanding - diluted	121,840	125,593	122,600	125,728

Earnings per common share - basic	$0.58	$0.68	$1.16	$1.21
Earnings per common share - diluted	$0.57	$0.67	$1.14	$1.18

Anti-dilutive stock-based awards excluded from diluted calculation	1,903	1,095	1,438	922

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of August 2, 2014 and February 1, 2014 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of August 2, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$55,560	$—	$—
Total assets	$55,560	$—	$—

As of February 1, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$49,351	$—	$—
Total assets	$49,351	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both August 2, 2014 and February 1, 2014.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 26 weeks ended August 2, 2014 or the fiscal year ended February 1, 2014.

5. Subsequent Event

On August 14, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on September 26, 2014 to stockholders of record as of the close of business on September 5, 2014.

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

As of August 2, 2014, we operated 574 Dick's Sporting Goods stores in 46 states and 79 Golf Galaxy stores in 29 states, with approximately 32.5 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any period within, or the entire, fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins. In the last five years, the Company has grown from 409 Dick's Sporting Goods stores as of August 1, 2009 to 574 Dick's Sporting Goods stores as of August 2, 2014. The Company plans to expand its business through the opening of new stores, enhancing its eCommerce platform and leveraging all sales channels to deliver a consistent, seamless and high-quality customer experience.

In order to monitor the Company's success, the Company's senior management monitors certain key performance indicators, including:

▪
Consolidated same store sales performance – Same store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period, as well as the corresponding eCommerce sales. A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store base in the fiscal period that it commences its 14th full month of operations at that new location. Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of the Company's same store sales in the "Results of Operations and Other Selected Data" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements. There have been no changes in the Company's critical accounting policies during the period ended August 2, 2014.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Net income for the current quarter decreased 17.5% to $69.5 million, or $0.57 per diluted share, as compared to net income of $84.2 million, or $0.67 per diluted share, for the 13 weeks ended August 3, 2013. Net income for the 13 weeks ended August 2, 2014 includes $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring, discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations. Net income for the 13 weeks ended August 3, 2013 included $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

▪	Net sales increased 10% to $1.7 billion in the current quarter due primarily to the growth of our store network and a 3.2% increase in consolidated same store sales.

▪
Gross profit decreased 154 basis points to 29.76% as a percentage of net sales for the 13 weeks ended August 2, 2014, as compared to the 13 weeks ended August 3, 2013, due primarily to lower merchandise margin and higher shipping expenses, partially offset by occupancy leverage.

▪	In the second quarter of 2014, the Company:

▪
Opened eight new Dick's Sporting Goods stores and one new Field & Stream store, and relocated three Dick's Sporting Goods stores, while the eCommerce sales penetration for the quarter increased to 6.3% of total sales, compared to 5.6% in the second quarter last year.

▪	Declared and paid a quarterly cash dividend of $0.125 per share of common stock and Class B common stock.

▪	Repurchased approximately 2.2 million shares of common stock for approximately $100.0 million.

▪	Ended the period with no outstanding borrowings under our current senior secured credit agreement.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	26 Weeks Ended August 2, 2014			26 Weeks Ended August 3, 2013
	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Golf Galaxy / Specialty Store Concepts (1)	Total
Beginning stores	558	84	642	518	83	601
Q1 New stores	8	—	8	2	—	2
Q2 New stores	8	1	9	7	—	7
Ending stores	574	85	659	527	83	610

Relocated stores	4	1	5	—	—	—

(1)	Includes the Company's Field & Stream and True Runner stores. As of August 2, 2014, the Company operated three Field & Stream stores and three True Runner stores.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2013-2014 (A)
	13 Weeks Ended
	August 2, 2014	August 3, 2013 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.24	68.70	154
Gross profit	29.76	31.30	(154)
Selling, general and administrative expenses (3)	22.68	22.00	68
Pre-opening expenses (4)	0.47	0.35	12
Income from operations	6.61	8.95	(234)
Interest expense	0.05	0.05	—
Other income (5)	(0.12)	(0.11)	(1)
Income before income taxes	6.68	9.02	(234)
Provision for income taxes	2.57	3.52	(95)
Net income	4.11%	5.50%	(139)

Other Data:
Consolidated same store sales increase	3.2%	1.2%
Number of stores at end of period (6)	659	610
Total square feet at end of period (6)	32,507,480	30,038,524

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2013-2014 (A)
	26 Weeks Ended
	August 2, 2014	August 3, 2013 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.84	68.90	94
Gross profit	30.16	31.10	(94)
Selling, general and administrative expenses (3)	22.56	22.67	(11)
Pre-opening expenses (4)	0.45	0.23	22
Income from operations	7.15	8.19	(104)
Interest expense	0.04	0.05	(1)
Other income (5)	(0.14)	(0.28)	14
Income before income taxes	7.25	8.42	(117)
Provision for income taxes	2.79	3.22	(43)
Net income	4.46%	5.20%	(74)

Other Data:
Consolidated same store sales increase (decrease)	2.4%	(0.2%)
Number of stores at end of period (6)	659	610
Total square feet at end of period (6)	32,507,480	30,038,524

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution, shipping and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses. Cost of goods sold includes a $2.4 million write-down of golf-related inventory for the 26 weeks ended August 2, 2014 relating to the Company's golf restructuring.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information technology, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 26 weeks ended August 2, 2014 includes a $14.4 million gain on sale of a corporate aircraft and asset impairment and severance charges relating to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. Selling, general and administrative expenses for the 26 weeks ended August 3, 2013 included $7.9 million relating to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

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

13 Weeks Ended August 2, 2014 Compared to the 13 Weeks Ended August 3, 2013

Net Income

The Company reported net income of $69.5 million for the current quarter, or $0.57 per diluted share, compared to net income of $84.2 million, or $0.67 per diluted share, for the 13 weeks ended August 3, 2013. Net income for the 13 weeks ended August 2, 2014 includes $12.2 million, net of tax, or $0.10 per diluted share, of charges related to the Company's golf restructuring. Net income for the 13 weeks ended August 3, 2013 included $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

During the current quarter, the Company increased promotional activity in our golf business to clear inventory of discontinued product, which significantly impacted gross margins. In order to realign this business with current and expected golf demand, we reduced our cost structure and assessed the carrying value of the related assets, which resulted in a $14.3 million non-cash impairment charge for a golf trademark, trade name and store assets, severance charges of $3.7 million relating to the elimination of specific golf positions in our Dick’s stores, and the combination of Dick’s golf and Golf Galaxy corporate and administrative functions, and a $2.4 million write-down of golf-related inventory. The pre-tax charges totaled $20.4 million, or $12.2 million net of tax.

Net Sales

Net sales for the current quarter increased 10% to $1.7 billion for the 13 weeks ended August 2, 2014 compared to the 13 weeks ended August 3, 2013, due primarily to the growth of our store network and a 3.2% increase in consolidated same store sales. The 3.2% consolidated same store sales increase consisted of a 4.1% increase at Dick's Sporting Goods and a 9.3% decrease at Golf Galaxy. eCommerce sales penetration was 6.3% of total sales during the current quarter compared to 5.6% of total sales during the 13 weeks ended August 3, 2013.

The increase in consolidated same store sales was broad-based, with increases in athletic apparel, team sports, licensed merchandise and outdoor equipment, partially offset by declines in the hunting and golf categories. Gains in women's and youth athletic apparel were driven by the Company's reallocation of selling space in its store to these businesses, enabling it to create a broader and more compelling merchandise assortment supported by enhanced presentation. The team sports and licensed merchandise category increases reflect sales relating to World Cup 2014.

The hunting category decline was driven by higher sales in last year's period resulting from concerns about legislative action that would broadly change gun laws. The Company anticipates the downward trend in the hunting business to continue through the third quarter and be relatively flat in the fourth quarter of fiscal 2014.

The decline in the golf business was impacted by lower average unit retail prices on golf equipment, resulting from aggressive pricing on discontinued products by vendors in response to growing inventories, coupled with a lack of customer acceptance of new technology and a declining trend in rounds played. The Company took steps to restructure its golf business as discussed further above as a result of the negative trends and challenges in the golf business.

The hunting and golf categories in aggregate represent approximately 30% of annual sales.

The same store sales increase at Dick's Sporting Goods was attributable to an increase of 1.8% in sales per transaction and a 2.3% increase in transactions. Based upon the current quarter sales mix, every 1% change in consolidated same store sales would impact earnings before income taxes for the current quarter by approximately $5.0 million.

Income from Operations

Income from operations decreased to $111.6 million for the current quarter from $137.1 million for the 13 weeks ended August 3, 2013.

Gross profit increased 5% to $502.6 million for the current quarter from $479.3 million for the 13 weeks ended August 3, 2013, but decreased as a percentage of net sales by 154 basis points compared to the same period last year, as merchandise margins decreased 126 basis points due to higher promotional activity as well as a $2.4 million write-down of inventory relating to the Company's golf restructuring. Gross profit as a percentage of net sales also reflects higher shipping expenses due to the growth in eCommerce sales relative to the sales growth at our brick and mortar stores, while occupancy costs leveraged on the increase in net sales. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.7 million.

Selling, general and administrative expenses increased 14% to $383.1 million for the current quarter from $337.0 million for the 13 weeks ended August 3, 2013, and increased as a percentage of net sales by 68 basis points. Selling, general and administrative expenses were impacted by higher advertising expenses to support our promotional activity and increased store expenses, partially offset by lower administrative expenses as a percentage of net sales. Last year’s quarter includes a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to its fair market value. The current quarter includes severance charges totaling $3.7 million and non-cash impairment charges totaling $14.3 million related to the Company’s golf restructuring.

Pre-opening expenses increased to $7.9 million for the current quarter from $5.3 million for the 13 weeks ended August 3, 2013. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During the current quarter, the Company opened eight new Dick's Sporting Goods stores and one new Field & Stream store. Additionally, the Company relocated three Dick's Sporting Goods stores in the current period. The Company opened seven new Dick's Sporting Goods stores in last year's second quarter.

Income Taxes

The Company's effective tax rate was 38.4% for the 13 weeks ended August 2, 2014 as compared to 39.1% for the same period last year.

26 Weeks Ended August 2, 2014 Compared to the 26 Weeks Ended August 3, 2013

Net Income

The Company reported net income of $139.5 million for the 26 weeks ended August 2, 2014, or $1.14 per diluted share, compared to net income of $149.0 million, or $1.18 per diluted share, for the 26 weeks ended August 3, 2013. Net income for the 26 weeks ended August 2, 2014 includes $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft and charges totaling $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring described earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Net income for the 26 weeks ended August 3, 2013 included $4.3 million, net of tax, or $0.03 per diluted share, related to the partial recovery from the Company's previously impaired investment in JJB Sports and $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

Net Sales

Net sales for the period increased 9% to $3.1 billion, due primarily to the growth of our store network and a 2.4% increase in consolidated same store sales. The 2.4% increase in consolidated same store sales consisted of an increase of 3.3% at Dick's Sporting Goods and a decrease of 9.8% at Golf Galaxy. eCommerce sales penetration was 6.6% of total sales during the current period compared to 5.7% of total sales during the 26 weeks ended August 3, 2013.

The increase in consolidated same store sales was primarily driven by increases in athletic apparel, team sports and outdoor equipment, partially offset by declines in the golf and hunting businesses. The same store sales increase at Dick's Sporting Goods is attributable to an increase of 2.1% in sales per transaction and an increase in transactions of approximately 1.2%. Every 1% change in consolidated same store sales would impact earnings before income taxes for the current period by approximately $10 million.

Income from Operations

Income from operations decreased to $223.7 million for the current period from $234.7 million for the 26 weeks ended August 3, 2013.

Gross profit increased 6% to $943.4 million for the current period from $891.0 million for the 26 weeks ended August 3, 2013, but decreased as a percentage of net sales by 94 basis points compared to the same period last year, as merchandise margins decreased 55 basis points due to higher promotional activity as well as a $2.4 million write-down of inventory relating to the Company's golf restructuring. Gross profit as a percentage of net sales also reflects a 21 basis point increase in shipping expenses due to the growth in eCommerce sales relative to the sales growth at our brick and mortar stores. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current period by approximately $3.1 million.

Selling, general and administrative expenses increased 9% to $705.6 million for the current period from $649.7 million for the 26 weeks ended August 3, 2013, but decreased as a percentage of net sales by 11 basis points. Selling, general and administrative expenses in the current period were impacted by lower administrative expenses as a percentage of net sales, partially offset by increased store expenses and payroll. Last year’s period includes a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to its fair market value. The current period includes a pre-tax gain on sale of a Gulfstream G650 corporate aircraft of $14.4 million, as well as severance charges totaling $3.7 million, and non-cash impairment charges totaling $14.3 million related to the Company's golf restructuring.

Pre-opening expenses increased to $14.1 million for the current period from $6.6 million for the 26 weeks ended August 3, 2013. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During the current period, the Company opened 16 new Dick's Sporting Goods stores and one new Field & Stream store. Additionally, the Company relocated four Dick's Sporting Goods stores and one Golf Galaxy store in the current period. During last year's period, the Company opened nine new Dick's Sporting Goods stores.

Income Taxes

The Company's effective tax rate was 38.5% for the 26 weeks ended August 2, 2014 as compared to 38.2% for the same period last year.

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

Net cash provided by operating activities for the 26 weeks ended August 2, 2014 was $152.2 million compared to net cash provided by operating activities of $5.4 million for the 26 weeks ended August 3, 2013. Net cash from operating, investing and financing activities are discussed further below.

The Company has a $500 million revolving credit facility, including up to $100 million in the form of letters of credit, in the event further liquidity is needed. Under the Credit Agreement governing the facility (the "Credit Agreement"), subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

The Credit Agreement, which matures on December 5, 2016, is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts and other personal property of the Company, and is guaranteed by the Company's domestic subsidiaries.

The annual interest rates applicable to loans under the Credit Agreement are, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.20% to 0.50% and for adjusted LIBOR rate loans is 1.20% to 1.50%, depending on the borrowing availability of the Company.

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of August 2, 2014, the Company was in compliance with the terms of the Credit Agreement.

There were no outstanding borrowings under the Credit Agreement as of August 2, 2014 or February 1, 2014. As of August 2, 2014 and February 1, 2014, total remaining borrowing capacity, after subtracting letters of credit, was $486.0 million and $487.0 million, respectively.

The Company intends to allocate capital to invest in its future growth, specifically the development of its omni-channel platform and specialty store concepts, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – Normal capital requirements primarily relate to the development of our omni-channel platform, including new and existing Dick's Sporting Goods stores and eCommerce technology investments. The Company also plans to invest in its specialty store concepts and improve its supply chain and corporate information technology infrastructure. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 26 weeks ended August 2, 2014, the Company repurchased approximately 2.7 million shares of its common stock for approximately $125.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 26 weeks ended August 2, 2014, the Company paid $31.7 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Event Subsequent to Quarter-end

Dividend – On August 14, 2014, the Company's Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company's common stock and Class B common stock. The dividend is payable in cash on September 26, 2014 to stockholders of record at the close of business on September 5, 2014.

The Company currently believes that cash flows generated by operations and funds available under the Credit Agreement will be sufficient to satisfy our current capital requirements through the remainder of fiscal 2014. Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments, or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	August 2, 2014	August 3, 2013
Net cash provided by operating activities	$152,219	$5,406
Net cash used in investing activities	(77,069)	(132,948)
Net cash used in financing activities	(156,765)	(82,876)
Effect of exchange rate changes on cash and cash equivalents	16	(31)
Net decrease in cash and cash equivalents	$(81,599)	$(210,449)

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

Cash provided by operating activities increased $146.8 million for the 26 weeks ended August 2, 2014 compared to the same period last year. The increase in cash provided by operating activities is due primarily to increases in operating assets and liabilities of $156.4 million year-over-year, partially offset by a $9.5 million decrease in net income. The increase in operating assets and liabilities year-over-year is primarily due to the following:

▪	Changes in inventory and accounts payable increased operating cash flows by $42.2 million compared to last year, primarily attributable to the timing of vendor payments.

▪
Changes in deferred construction allowances increased operating cash flows by $32.2 million compared to last year due primarily to an increase in the number of self-developed stores where tenant allowances are provided by landlords.

▪
Changes in income taxes payable / receivable increased operating cash flows by $27.7 million compared to last year, primarily due to lower income tax payments in the current period. Income tax payments in fiscal 2014 were favorably impacted by the timing of estimated deductions for qualified capital expenditures.

▪
Changes in accrued expenses increased operating cash flows by $23.3 million compared to last year, primarily due to lower incentive compensation accruals in fiscal 2013 that were subsequently paid in fiscal 2014 compared to those balances accrued at the end of fiscal 2012 and subsequently paid in fiscal 2013.

Investing Activities

Cash used in investing activities for the 26 weeks ended August 2, 2014 decreased $55.9 million from the same period of fiscal 2013. Gross capital expenditures were $150.4 million during the current 26-week period compared to $95.5 million during the 26 weeks ended August 3, 2013, which reflects a higher number of self-developed stores that will be opened by the Company in fiscal 2014. During the 26 weeks ended August 2, 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft, compared to $11.0 million received from the sale of a Gulfstream G200 corporate aircraft during the 26 weeks ended August 3, 2013. The remaining decrease in cash used related to last year’s payments to acquire corporate aircraft and trademarks totaling $48.5 million, which included a $29.7 million lease buyout of a Gulfstream G450 corporate aircraft.

Financing Activities

Cash used in financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash used in financing activities for the 26 weeks ended August 2, 2014 totaled $156.8 million compared to $82.9 million for the same period in fiscal 2013. The increase in cash used primarily reflects higher share repurchase activity and lower cash flows from stock option exercises during the 26 weeks ended August 2, 2014 compared to the same period last year.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of August 2, 2014 primarily relate to operating leases for our stores and purchase obligations for marketing commitments, including naming rights, licenses for trademarks and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of February 1, 2014, see our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed March 28, 2014. During the 26 weeks ended August 2, 2014, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed March 28, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2014, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 2, 2014.

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

ITEM 1A.  RISK FACTORS

The following risk factor supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended February 1, 2014. The discussion of risk factors, as so supplemented, sets forth the material risks that could affect the Company's financial condition and operations.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and shopping patterns regarding sporting goods. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to continual change and evolution. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our new merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability. Conversely, shortages of items that prove popular could also be detrimental to our net sales. A major shift in consumer demand away from sporting goods generally or particular sports could also have a material adverse effect on our business, results of operations and financial condition. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our products and services, our market share, or financial results. Further, we may be required to record impairments of our trademarks, trade names or other intangible assets in the event that projected sales and operating margins generated from these assets decline or record other charges as a result of a change in the business due to shifts in consumer demand.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
May 4, 2014 to May 31, 2014	1,159,693	$43.15	1,158,882	$669,397,604
June 1, 2014 to July 5, 2014	875,893	$45.67	875,000	$629,434,277
July 6, 2014 to August 2, 2014	214,570	$47.13	212,884	$619,397,627
Total	2,250,156	$44.51	2,246,766

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Company's Board of Directors on March 7, 2013.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 23 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 28, 2014 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 28, 2014 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of August 28, 2014 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 28, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of August 28, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith