Form 10-Q
period 2014-11-01
DICKS SPORTING GOODS INC
filed 2014-11-26
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2014

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 21, 2014, was 94,742,403 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$1,526,675	$1,400,623	$4,654,473	$4,265,755
Cost of goods sold, including occupancy and distribution costs	1,074,703	975,724	3,259,063	2,949,872

GROSS PROFIT	451,972	424,899	1,395,410	1,315,883

Selling, general and administrative expenses	357,708	333,724	1,063,351	983,382
Pre-opening expenses	14,334	12,122	28,480	18,736

INCOME FROM OPERATIONS	79,930	79,053	303,579	313,765

Interest expense	858	696	2,230	2,081
Other income	(486)	(2,735)	(4,863)	(10,675)

INCOME BEFORE INCOME TAXES	79,558	81,092	306,212	322,359

Provision for income taxes	30,347	31,115	117,550	123,398

NET INCOME	$49,211	$49,977	$188,662	$198,961

EARNINGS PER COMMON SHARE:
Basic	$0.42	$0.41	$1.58	$1.62
Diluted	$0.41	$0.40	$1.55	$1.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	118,142	123,221	119,743	122,942
Diluted	120,002	125,842	121,734	125,766

Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
NET INCOME	$49,211	$49,977	$188,662	$198,961
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(25)	(3)	(9)	(34)
TOTAL OTHER COMPREHENSIVE LOSS	(25)	(3)	(9)	(34)
COMPREHENSIVE INCOME	$49,186	$49,974	$188,653	$198,927

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,933	$181,731	$65,647
Accounts receivable, net	87,944	60,779	81,389
Income taxes receivable	10,361	7,275	34,635
Inventories, net	1,765,119	1,232,065	1,570,034
Prepaid expenses and other current assets	92,375	99,386	104,806
Deferred income taxes	42,133	38,835	48,414
Total current assets	2,075,865	1,620,071	1,904,925

Property and equipment, net	1,195,274	1,084,529	1,059,865
Intangible assets, net	111,195	98,255	98,792
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	2,209	2,477	3,286
Other	70,395	65,561	80,433
Total other assets	72,604	68,038	83,719
TOTAL ASSETS	$3,655,532	$3,071,487	$3,347,895

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$826,945	$562,439	$738,196
Accrued expenses	307,708	265,040	316,421
Deferred revenue and other liabilities	123,665	154,384	106,847
Income taxes payable	—	19,825	—
Current portion of other long-term debt and leasing obligations	461	899	7,540
Total current liabilities	1,258,779	1,002,587	1,169,004
LONG-TERM LIABILITIES:
Revolving credit borrowings	280,500	—	116,400
Other long-term debt and leasing obligations	6,108	6,476	6,596
Deferred income taxes	23,584	38,617	29,160
Deferred revenue and other liabilities	422,407	331,628	328,712
Total long-term liabilities	732,599	376,721	480,868
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	925	961	982
Class B common stock	249	249	249
Additional paid-in capital	987,892	958,943	937,742
Retained earnings	1,330,542	1,187,514	1,064,511
Accumulated other comprehensive income	15	24	78
Treasury stock, at cost	(655,469)	(455,512)	(305,539)
Total stockholders' equity	1,664,154	1,692,179	1,698,023
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,655,532	$3,071,487	$3,347,895

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total
BALANCE, February 1, 2014	96,065,661	$961	24,900,870	$249	$958,943	$1,187,514	$24	$(455,512)	$1,692,179
Exercise of stock options	460,586	4	—	—	10,667	—	—	—	10,671
Restricted stock vested	427,960	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(138,363)	(1)	—	—	(7,721)	—	—	—	(7,722)
Net income	—	—	—	—	—	188,662	—	—	188,662
Stock-based compensation	—	—	—	—	19,430	—	—	—	19,430
Total tax benefit from exercise of stock options	—	—	—	—	6,577	—	—	—	6,577
Foreign currency translation adjustment, net of taxes of $5	—	—	—	—	—	—	(9)	—	(9)
Purchase of shares for treasury	(4,328,875)	(43)	—	—	—	—	—	(199,957)	(200,000)
Cash dividends declared	—	—	—	—	—	(45,634)	—	—	(45,634)
BALANCE, November 1, 2014	92,486,969	$925	24,900,870	$249	$987,892	$1,330,542	$15	$(655,469)	$1,664,154

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,662	$198,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	131,000	113,437
Deferred income taxes	(18,063)	4,718
Stock-based compensation	19,430	20,610
Excess tax benefit from exercise of stock options	(6,588)	(20,966)
Tax benefit from exercise of stock options	28	125
Gain on sale of asset	(14,428)	—
Other non-cash items	435	435
Changes in assets and liabilities:
Accounts receivable	(14,146)	(28,850)
Inventories	(533,054)	(473,848)
Prepaid expenses and other assets	(12,870)	(9,752)
Accounts payable	290,216	209,346
Accrued expenses	25,532	3,440
Income taxes payable / receivable	(16,362)	(66,680)
Deferred construction allowances	87,898	37,125
Deferred revenue and other liabilities	(24,933)	(45,804)
Net cash provided by (used in) operating activities	102,757	(57,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(271,257)	(196,862)
Proceeds from sale of other assets	74,534	11,000
Deposits and purchases of other assets	(26,780)	(60,048)
Net cash used in investing activities	(223,503)	(245,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,057,600	680,000
Revolving credit repayments	(777,100)	(563,600)
Payments on other long-term debt and leasing obligations	(806)	(2,139)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	10,671	34,920
Excess tax benefit from exercise of stock options	6,588	20,966
Minimum tax withholding requirements	(7,722)	(13,090)
Cash paid for treasury stock	(200,000)	(105,603)
Cash dividends paid to stockholders	(46,564)	(48,977)
(Decrease) increase in bank overdraft	(25,710)	21,603
Net cash provided by financing activities	16,957	24,080
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9)	(34)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(103,798)	(279,567)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,731	345,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,933	$65,647

Supplemental disclosure of cash flow information:
Accrued property and equipment	$56,708	$81,025
Cash paid for interest	$1,700	$1,595
Cash paid for income taxes	$151,380	$192,725

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

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2014 as filed with the Securities and Exchange Commission on March 28, 2014. Operating results for the 13 and 39 weeks ended November 1, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 or any other period.

Certain reclassifications have been made to prior year amounts within the unaudited Consolidated Statement of Cash Flows to conform to current year presentation.

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

The following table summarizes the activity in fiscal 2014 and 2013 (in thousands):

	39 Weeks Ended
	November 1, 2014	November 2, 2013
Accrued store closing and relocation reserves, beginning of period	$17,102	$31,785
Expense charged to earnings	2,119	—
Cash payments	(5,357)	(8,998)
Interest accretion and other changes in assumptions	(81)	(3,550)
Accrued store closing and relocation reserves, end of period	13,783	19,237
Less: current portion of accrued store closing and relocation reserves	(4,267)	(6,874)
Long-term portion of accrued store closing and relocation reserves	$9,516	$12,363

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$49,211	$49,977	$188,662	$198,961

Weighted average common shares outstanding - basic	118,142	123,221	119,743	122,942
Dilutive effect of stock-based awards	1,860	2,621	1,991	2,824
Weighted average common shares outstanding - diluted	120,002	125,842	121,734	125,766

Earnings per common share - basic	$0.42	$0.41	$1.58	$1.62
Earnings per common share - diluted	$0.41	$0.40	$1.55	$1.58

Anti-dilutive stock-based awards excluded from diluted calculation	1,428	1,086	1,435	977

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of November 1, 2014 and February 1, 2014 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of November 1, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$54,739	$—	$—
Total assets	$54,739	$—	$—

As of February 1, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$49,351	$—	$—
Total assets	$49,351	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both November 1, 2014 and February 1, 2014.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 39 weeks ended November 1, 2014 or the fiscal year ended February 1, 2014.

5. Intangible Assets

On October 1, 2014, the Company purchased the intellectual property rights to the Field & Stream mark in product categories that were not otherwise owned by the Company for $26.3 million. The Company previously owned the intellectual property rights to the Field & Stream mark in the hunt, camp, fish and paddle product categories. These Field & Stream intellectual property assets are indefinite-lived intangible assets, which are not being amortized.

6. Subsequent Event

On November 13, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.125 per share of common stock and Class B common stock payable on December 26, 2014 to stockholders of record as of the close of business on December 5, 2014.

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

▪
Risks and costs relating to changing laws and regulations affecting our business, including: consumer products; product liability; product recalls; and the regulation of, and other hazards associated with, certain products we sell, such as firearms and ammunition;

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

▪	The loss of our key executives, especially Edward W. Stack, our Chairman and Chief Executive Officer;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Disruption of or other problems with our information systems;

▪	Any serious disruption at our distribution facilities;

▪	Performance of professional sports teams, professional team lockouts, strikes, retirement or scandal involving sports superstars;

▪	The seasonality of our business;

▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	Our ability to meet our labor needs;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

▪	Our current intention to issue quarterly cash dividends; and

▪	Our repurchase activity, if any, pursuant to our share repurchase program.

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

As of November 1, 2014, we operated 597 Dick's Sporting Goods stores in 46 states and 80 Golf Galaxy stores in 29 states, with approximately 34.0 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States. We also operate eCommerce websites at www.dickssportinggoods.com and www.golfgalaxy.com.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any period within, or the entire, fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and its strong gross profit margins. For example, in the last five years, the Company has grown from 420 Dick's Sporting Goods stores as of October 31, 2009 to 597 Dick's Sporting Goods stores as of November 1, 2014.

As a complement to the Company's store growth, the Company has also grown its eCommerce business year-over-year. Over the past three years, the Company has innovated its eCommerce sites, with enhancements in the customer experience, new releases of its mobile and tablet sites, and development of capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns that are consistent across our stores and our eCommerce websites.

The Company's store network remains fundamental to the strength of its omni-channel platform, and it continues to expand its presence through the opening of new stores. The Company believes it has the potential to reach approximately 1,100 Dick's Sporting Goods locations, including smaller market locations across the United States. The Company believes the expansion of its store network will also drive growth in eCommerce sales as the Company continues to deliver an omni-channel shopping experience for its customers.

In order to monitor the Company's success, the Company's senior management monitors certain key performance indicators, including:

▪
Consolidated same store sales performance – Same store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period and sales completed on our eCommerce websites. A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base in the fiscal period that it commences its 14th full month of operations at that new location. Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of the Company's same store sales in the "Results of Operations and Other Selected Data" section herein.

▪
Operating cash flow – Cash flow generation supports the general operating needs of the Company and funds capital expenditures related to its omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant positive operating cash flows and proportionately higher net income levels in our fiscal fourth quarter in connection with the holiday selling season. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources and Changes in Financial Condition" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the period ended November 1, 2014.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Net income for the current quarter decreased 1.5% to $49.2 million, or $0.41 per diluted share, as compared to net income of $50.0 million, or $0.40 per diluted share, for the 13 weeks ended November 2, 2013.

▪
Net sales increased 9% to $1.5 billion in the current quarter compared to the same quarter in fiscal 2013 due primarily to the growth of our store network and a 1.1% increase in consolidated same store sales.

▪
Gross profit decreased 74 basis points to 29.60% as a percentage of net sales for the 13 weeks ended November 1, 2014, as compared to the 13 weeks ended November 2, 2013, due primarily to lower merchandise margin, occupancy deleverage and higher shipping expenses.

▪	In the third quarter of 2014, the Company:

▪
Opened 24 new Dick's Sporting Goods stores, one new Golf Galaxy store and seven new Field & Stream stores. The Company also relocated one Dick's Sporting Goods store and one Golf Galaxy store, remodeled five Dick's Sporting Goods stores and closed one Dick's Sporting Goods store.

▪	eCommerce sales penetration for the quarter increased to 7.3% of total sales, compared to 6.5% in the third quarter last year.

▪	Declared and paid a quarterly cash dividend of $0.125 per share of common stock and Class B common stock.

▪	Repurchased approximately 1.6 million shares of common stock for approximately $75.0 million.

▪
Purchased the intellectual property rights to the Field & Stream mark in product categories that were not otherwise owned by the Company, including men's, women's and children's casual apparel for $26.3 million.

▪	We ended the third quarter with $280.5 million of borrowings under our revolving senior secured credit facility.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended November 1, 2014			39 Weeks Ended November 2, 2013
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	558	84	642	518	83	601
Q1 New stores	8	—	8	2	—	2
Q2 New stores	8	1	9	7	—	7
Q3 New stores	24	8	32	25	3	28
Ending stores	598	93	691	552	86	638

Closed stores	1	—	1	—	—	—
Ending stores	597	93	690	552	86	638

Remodeled stores	5	—	5	3	—	3
Relocated stores	5	2	7	1	1	2

(1)	Includes the Company's Golf Galaxy, Field & Stream and True Runner stores. As of November 1, 2014, the Company operated 80 Golf Galaxy stores, ten Field & Stream stores and three True Runner stores.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2013-2014 (A)
	13 Weeks Ended
	November 1, 2014 (A)	November 2, 2013
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.40	69.66	74
Gross profit	29.60	30.34	(74)
Selling, general and administrative expenses (3)	23.43	23.83	(40)
Pre-opening expenses (4)	0.94	0.87	7
Income from operations	5.24	5.64	(40)
Interest expense	0.06	0.05	1
Other income (5)	(0.03)	(0.20)	17
Income before income taxes	5.21	5.79	(58)
Provision for income taxes	1.99	2.22	(23)
Net income	3.22%	3.57%	(35)

Other Data:
Consolidated same store sales increase	1.1%	0.3%
Number of stores at end of period (6)	690	638
Total square feet at end of period (6)	33,951,067	31,386,846

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2013-2014 (A)
	39 Weeks Ended
	November 1, 2014 (A)	November 2, 2013 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.02	69.15	87
Gross profit	29.98	30.85	(87)
Selling, general and administrative expenses (3)	22.85	23.05	(20)
Pre-opening expenses (4)	0.61	0.44	17
Income from operations	6.52	7.36	(84)
Interest expense	0.05	0.05	—
Other income (5)	(0.10)	(0.25)	15
Income before income taxes	6.58	7.56	(98)
Provision for income taxes	2.53	2.89	(36)
Net income	4.05%	4.66%	(61)

Other Data:
Consolidated same store sales increase	2.0%	0.0%
Number of stores at end of period (6)	690	638
Total square feet at end of period (6)	33,951,067	31,386,846

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes the cost of merchandise, inventory shrinkage and obsolescence, freight, distribution, shipping and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses. Cost of goods sold includes a $2.4 million write-down of golf-related inventory for the 39 weeks ended November 1, 2014 relating to the Company's golf restructuring.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information technology, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 39 weeks ended November 1, 2014 includes a $14.4 million gain on sale of a corporate aircraft and asset impairment and severance charges relating to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. Selling, general and administrative expenses for the 39 weeks ended November 2, 2013 included $7.9 million relating to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

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

13 Weeks Ended November 1, 2014 Compared to the 13 Weeks Ended November 2, 2013

Net Income

The Company reported net income of $49.2 million for the current quarter, or $0.41 per diluted share, compared to net income of $50.0 million, or $0.40 per diluted share, for the 13 weeks ended November 2, 2013.

Net Sales

Net sales for the current quarter increased 9% to $1.5 billion compared to the 13 weeks ended November 2, 2013. The 1.1% increase in consolidated same store sales contributed $15.4 million of the increase in revenue for the 13 weeks ended November 1, 2014. The remaining $110.7 million increase in the Company's noncomparable sales is primarily attributable to new stores. The 1.1% consolidated same store sales increase consisted of a 1.7% increase at Dick's Sporting Goods and a 8.9% decrease at Golf Galaxy. eCommerce sales penetration was 7.3% of total sales during the current quarter compared to 6.5% of total sales during the 13 weeks ended November 2, 2013, representing an increase of approximately 22% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in consolidated same store sales was broad-based, with larger increases in athletic apparel, team sports and accessories, partially offset by declines in the hunting and golf categories. Gains in women's and youth athletic apparel continued to benefit from the Company's reallocation of selling space in its store to these businesses, enabling it to create a broader and more compelling merchandise assortment supported by enhanced presentation.

The hunting category decline was driven by higher sales in last year's period resulting from concerns about legislative action that would broadly change gun laws. The Company anticipates the hunting business to be relatively flat in the fourth quarter of fiscal 2014.

The same store sales increase at Dick's Sporting Goods was attributable to an increase of 2.7% in sales per transaction and a 1.0% decrease in transactions. Based upon the current quarter sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and online sales, would impact earnings before income taxes for the current quarter by approximately $5.0 million.

Income from Operations

Income from operations increased to $79.9 million for the current quarter from $79.1 million for the 13 weeks ended November 2, 2013.

Gross profit increased 6% to $452.0 million for the current quarter from $424.9 million for the 13 weeks ended November 2, 2013, but decreased as a percentage of net sales by 74 basis points compared to the same period last year. Merchandise margins, which represents margins earned above the cost of the product, excluding other items included in cost of goods sold (vendor allowances, inventory shrinkage, freight, distribution, shipping and store occupancy costs), decreased 53 basis points primarily due to higher inventory markdowns, partially offset by the change in sales mix in the current period as discussed above. Occupancy costs increased $18.4 million from the 13 weeks ended November 2, 2013 and increased as a percentage of net sales by 15 basis points. Our occupancy costs are generally fixed in nature and largely influenced by new store openings. As a percentage of net sales, occupancy costs increased at a higher rate than the 1.1% increase in consolidated same store sales. Gross profit as a percentage of net sales also reflects an increase of 11 basis points in shipping expenses due to the growth in eCommerce sales relative to the sales growth at our brick and mortar stores. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.5 million.

Selling, general and administrative expenses increased 7% to $357.7 million for the current quarter from $333.7 million for the 13 weeks ended November 2, 2013, and decreased as a percentage of net sales by 40 basis points primarily due to leverage of administrative expenses on the increase in net sales. Administrative payroll and related benefit costs that do not correlate with the net sales increase for the period decreased as a percentage of net sales by 23 basis points.

Pre-opening expenses increased to $14.3 million for the current quarter from $12.1 million for the 13 weeks ended November 2, 2013. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During the current quarter, the Company opened 24 new Dick's Sporting Goods stores, one new Golf Galaxy store and seven new Field & Stream stores. Additionally, the Company relocated one Dick's Sporting Goods store and one Golf Galaxy store and remodeled five Dick's Sporting Goods stores in the current period. The Company opened 25 new Dick's Sporting Goods stores, one new Golf Galaxy store and two new Field & Stream stores in last year's third quarter.

Income Taxes

The Company's effective tax rate was 38.1% for the 13 weeks ended November 1, 2014 as compared to 38.4% for the same period last year.

39 Weeks Ended November 1, 2014 Compared to the 39 Weeks Ended November 2, 2013

Net Income

The Company reported net income of $188.7 million for the 39 weeks ended November 1, 2014, or $1.55 per diluted share, compared to net income of $199.0 million, or $1.58 per diluted share, for the 39 weeks ended November 2, 2013. Net income for the 39 weeks ended November 1, 2014 includes $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft and charges totaling $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring. Net income for the 39 weeks ended November 2, 2013 included $4.3 million, net of tax, or $0.03 per diluted share, related to the partial recovery from the Company's previously impaired investment in JJB Sports and $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

Net Sales

Net sales for the period increased 9% to $4.7 billion, due primarily to the growth of our store network and a 2.0% increase in consolidated same store sales. The 2.0% increase in consolidated same store sales contributed $82.5 million of the increase in revenue for the 39 weeks ended November 1, 2014. The remaining $306.2 million increase in the Company's noncomparable sales is primarily attributable to new stores. The 2.0% increase in consolidated same store sales consisted of an increase of

2.8% at Dick's Sporting Goods and a decrease of 9.6% at Golf Galaxy. eCommerce sales penetration was 6.8% of total sales during the current period compared to 6.0% of total sales during the 39 weeks ended November 2, 2013, representing an approximate increase of 24% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in consolidated same store sales was primarily driven by increases in athletic apparel, team sports and outdoor equipment, partially offset by declines in the golf and hunting businesses. The same store sales increase at Dick's Sporting Goods is attributable to an increase of 2.4% in sales per transaction and an increase in transactions of approximately 0.4%. Every 1% change in consolidated same store sales, which consists of brick and mortar and online sales, would impact earnings before income taxes for the current period by approximately $14.0 million.

Income from Operations

Income from operations decreased to $303.6 million for the current period from $313.8 million for the 39 weeks ended November 2, 2013.

Gross profit increased 6% to $1,395.4 million for the current period from $1,315.9 million for the 39 weeks ended November 2, 2013, but decreased as a percentage of net sales by 87 basis points compared to the same period last year. Merchandise margins, which represent margins earned above the cost of the product, excluding other items included in cost of goods sold (vendor allowances, inventory shrinkage, freight, distribution, shipping and store occupancy costs), decreased 55 basis points due to higher promotional activity and inventory markdowns, which include a $2.4 million write-down of inventory relating to the Company's golf restructuring, partially offset by a change in sales mix in the current period as discussed above. Gross profit as a percentage of net sales also reflects a 17 basis point increase in shipping expenses due to the growth in eCommerce sales relative to the sales growth at our brick and mortar stores. Occupancy costs increased $50.0 million from the 39 weeks ended November 2, 2013 and increased as a percentage of net sales by 5 basis points. Our occupancy costs are generally fixed in nature and largely influenced by new store openings. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current period by approximately $4.6 million.

Selling, general and administrative expenses increased 8% to $1,063.4 million for the current period from $983.4 million for the 39 weeks ended November 2, 2013, but decreased as a percentage of net sales by 20 basis points. Selling, general and administrative expenses in the current period were impacted by lower administrative expenses as a percentage of net sales, partially offset by increased store expenses and payroll. Administrative payroll and related benefit costs that do not correlate with the net sales increase for the period increased $6.0 million from the 39 weeks ended November 2, 2013 and decreased as a percentage of net sales by 16 basis points. Last year’s period included a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to its fair market value. The current period includes a pre-tax gain on sale of a Gulfstream G650 corporate aircraft of $14.4 million, as well as severance charges totaling $3.7 million, and non-cash impairment charges totaling $14.3 million related to the Company's golf restructuring.

Pre-opening expenses increased to $28.5 million for the current period from $18.7 million for the 39 weeks ended November 2, 2013. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During the current period, the Company opened 40 new Dick's Sporting Goods stores, one new Golf Galaxy store and eight new Field & Stream stores. Additionally, the Company relocated five Dick's Sporting Goods stores and two Golf Galaxy stores and remodeled five Dick's Sporting Goods stores in the current period. During the same period last year, the Company opened 34 new Dick's Sporting Goods stores, one new Golf Galaxy store and two new Field & Stream stores.

Income Taxes

The Company's effective tax rate was 38.4% for the 39 weeks ended November 1, 2014 as compared to 38.3% for the same period last year.

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

Net cash provided by operating activities for the 39 weeks ended November 1, 2014 was $102.8 million compared to net cash used in operating activities of $57.7 million for the 39 weeks ended November 2, 2013. Net cash from operating, investing and financing activities are discussed further below.

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

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of November 1, 2014, the Company was in compliance with the terms of the Credit Agreement.

The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season. Funds drawn on our Credit Agreement during the 39 weeks ended November 1, 2014 totaled $1,057.6 million over the course of 74 days. The Company repaid $777.1 million of these borrowings, ending the period with $280.5 million of outstanding borrowings under the Credit Agreement; the maximum daily amount outstanding at any point during the 39 weeks ended November 1, 2014.

Funds drawn on our Credit Agreement during the 39 weeks ended November 2, 2013 totaled $680.0 million over the course of 44 days. The Company repaid $563.6 million of these borrowings, ending the period with $116.4 million of outstanding borrowings under the Credit Agreement; the maximum daily amount outstanding at any point during the 39 weeks ended November 2, 2013.

The Company ended the period with $77.9 million in cash and cash equivalents as compared to $181.7 million at the end of fiscal 2013. As of November 1, 2014 and February 1, 2014, total remaining borrowing capacity, after subtracting letters of credit, was $370.6 million and $487.0 million, respectively.

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

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 39 weeks ended November 1, 2014, the Company repurchased approximately 4.3 million shares of its common stock for approximately $200.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 39 weeks ended November 1, 2014, the Company paid $46.6 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Event Subsequent to Quarter-end

Dividend – On November 13, 2014, the Company's Board of Directors authorized and declared a quarterly dividend in the amount of $0.125 per share on the Company's common stock and Class B common stock. The dividend is payable in cash on December 26, 2014 to stockholders of record at the close of business on December 5, 2014.

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

The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	November 1, 2014	November 2, 2013
Net cash provided by (used in) operating activities	$102,757	$(57,703)
Net cash used in investing activities	(223,503)	(245,910)
Net cash provided by financing activities	16,957	24,080
Effect of exchange rate changes on cash and cash equivalents	(9)	(34)
Net decrease in cash and cash equivalents	$(103,798)	$(279,567)

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

Cash provided by operating activities increased $160.5 million for the 39 weeks ended November 1, 2014 compared to the same period last year. The increase in cash provided by operating activities is due primarily to increases in operating assets and liabilities of $177.3 million period-over-period, partially offset by a $10.3 million decrease in net income. The increase in operating assets and liabilities period-over-period is primarily due to the following:

▪
Changes in deferred construction allowances increased operating cash flows by $50.8 million compared to last year due primarily to an increase in the number of self-developed stores where tenant allowances are provided by landlords.

▪
Changes in income taxes payable / receivable increased operating cash flows by $50.3 million compared to last year, primarily due to lower income tax payments in the current period. Income tax payments in fiscal 2014 were favorably impacted by the timing of estimated deductions for qualified capital expenditures.

▪
Changes in accrued expenses increased operating cash flows by $22.1 million compared to last year, primarily due to lower incentive compensation accruals in fiscal 2013 that were subsequently paid in fiscal 2014, compared to those balances accrued at the end of fiscal 2012 and subsequently paid in fiscal 2013.

▪	Changes in inventory and accounts payable increased operating cash flows by $21.7 million compared to last year, primarily attributable to the timing of inventory receipts.

Investing Activities

Cash used in investing activities for the 39 weeks ended November 1, 2014 decreased $22.4 million from the same period of fiscal 2013. Gross capital expenditures were $271.3 million during the current 39-week period compared to $196.9 million during the 39 weeks ended November 2, 2013, which reflects a higher number of self-developed stores opened by the Company in fiscal 2014. During the 39 weeks ended November 1, 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft, compared to $11.0 million received from the sale of a Gulfstream G200 corporate aircraft during the 39 weeks ended November 2, 2013. The remaining decrease in cash used related to payments to acquire corporate aircraft and trademarks totaling $33.3 million, which included last year’s $29.7 million lease buyout of a Gulfstream G450 corporate aircraft and this year’s $26.3 million acquisition of intellectual property rights to the Field & Stream mark in product categories that were not otherwise owned by the Company.

Financing Activities

Cash provided by financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash provided by financing activities for the 39 weeks ended November 1, 2014 totaled $17.0 million compared to $24.1 million for the same period in fiscal 2013. The decrease in cash provided primarily reflects higher share repurchase activity and lower cash flows from stock option exercises, offset by incremental net borrowings under our Credit Agreement during the 39 weeks ended November 1, 2014 compared to the same period last year.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of November 1, 2014 primarily relate to operating leases for our stores and purchase obligations for marketing commitments, including naming rights, licenses for trademarks and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of February 1, 2014, see our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed March 28, 2014. During the 39 weeks ended November 1, 2014, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed March 28, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

During the third quarter of fiscal 2014, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, November 1, 2014.

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

ITEM 1A.  RISK FACTORS

For a discussion of risk factors affecting the Company as set forth in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended February 1, 2014, as supplemented by Part II, Item 1A, "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the period ended August 2, 2014. The discussion of risk factors, as so supplemented, sets forth the material risks that could affect the Company's financial condition and operations.

Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
August 3, 2014 to August 30, 2014	675	$42.33	—	$619,397,627
August 31, 2014 to October 4, 2014	1,631,897	$45.98	1,631,139	$544,397,638
October 5, 2014 to November 1, 2014	317	$43.65	—	$544,397,638
Total	1,632,889	$45.98	1,631,139

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Company's Board of Directors on March 7, 2013.

ITEM 5.  OTHER INFORMATION

As reported by the Company on a Form 8-K filed on September 16, 2014, John G. Duken informed the Company of his plan to retire from his position as Executive Vice President, Global Merchandising, effective as of the end of November. On November 24, 2014, the Company and Mr. Duken entered into a Retention and Consulting Agreement pursuant to which Mr. Duken will retire from his position on November 29, 2014, and will continue to serve as an employee consultant for the Company until April 4, 2015. Pursuant to the Retention Agreement, Mr. Duken will be entitled to receive $543,306 in multiple installments through April 4, 2015, subject to Mr. Duken’s compliance with the terms of the Non-Competition and Confidentiality Agreement previously entered into by Mr. Duken. Pursuant to that agreement, Mr. Duken is prohibited from competing against the Company or soliciting the Company’s employees for a period of eighteen months following the end of the consulting period and is subject to confidentiality obligations.
As reported by the Company on a Form 8-K filed on September 16, 2014, Joseph H. Schmidt informed the Company of his plan to retire from his position as President and Chief Operating Officer, effective as of the end of fiscal 2014. On November 25, 2014, the Company and Mr. Schmidt entered into a Retention and Consulting Agreement pursuant to which Mr. Schmidt will retire from his position on January 31, 2015, and will continue to serve as an employee consultant for the Company until April 4, 2015. Pursuant to the Retention Agreement, Mr. Schmidt will be entitled to receive $22,500 in multiple installments through April 4, 2015, subject to Mr. Schmidt’s compliance with confidentiality obligations as set forth in the Retention Agreement.

During the consulting period, Messrs. Schmidt and Duken will continue to vest in all outstanding restricted stock, performance-based restricted stock, and stock options in accordance with the terms of those awards. Upon the end of the consulting period, all unvested restricted stock, performance-based restricted stock and stock options will be forfeited. Pursuant to the respective retention agreements, Messrs. Schmidt and Duken will be eligible to receive a cash performance incentive award based on the Company’s fiscal 2014 short-term incentive award program, as approved by the Company’s Compensation Committee for all executive officers in March 2014. Payment of the award is subject to the Company’s performance compared to pre-defined fiscal 2014 performance targets established by the Compensation Committee as part of their approval of the annual short-term incentive award program. During the consulting period, Messrs. Schmidt and Duken, and their respective eligible dependents, will receive health care benefits equivalent to benefits provided to them before their retirements.
ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 24 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 26, 2014 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 26, 2014 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 26, 2014 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 26, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of André J. Hawaux, Executive Vice President – Finance, Administration and Chief Financial Officer, dated as of November 26, 2014 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith