Form 10-K
period 2015-01-31
DICKS SPORTING GOODS INC
filed 2015-03-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,961,456,846 as of August 1, 2014 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for August 1, 2014.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 23, 2015 was 93,892,245 and 24,900,870, respectively.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2015 (the "2015 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores and develop our own eCommerce platform, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other "forward-looking" information and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, eCommerce, operations, inventory, private brand products or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2015 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management:

•	Our business is dependent on consumer discretionary spending;

•	Intense competition in the sporting goods industry and in retail;

•	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

•	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

•	Omni-channel growth and our development of an eCommerce platform;

•	Unauthorized disclosure of sensitive or confidential customer information;

•	Risks associated with our private brand offerings and new retail concepts;

•	Disruption of or other problems with the services provided by our primary eCommerce services provider;

•	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

•	Risks and costs relating to changing laws and regulations affecting our business, including: consumer products and firearms and ammunition;

•
Our relationships with our vendors or disruptions in our or our vendors' supply chains which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials and foreign political instability;

•	Litigation risks for which we may not have sufficient insurance or other coverage;

•	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our key executive;

•	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

•	Disruption of or other problems with our information systems;

•	Any serious disruption at our distribution facilities;

•	Performance of professional sports teams, professional team lockouts or strikes or retirement or scandal involving sports superstars;

•	The seasonality of our business;

•	Regional risks because our stores are generally concentrated in the eastern half of the United States;

•	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

•	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

•	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

•	Our current intention to issue quarterly cash dividends; and

•	Our repurchase activity, if any, pursuant to our share repurchase program.

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

We were incorporated in 1948 in New York under the name Dick's Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation and in April 1999 we changed our name to Dick's Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at www.DICKS.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on our website, free of charge, copies of our Annual and Quarterly Reports filed on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended.

As of January 31, 2015, the Company operated 603 Dick's Sporting Goods stores in 46 states, 78 Golf Galaxy stores in 29 states, 10 Field & Stream stores in five states and three True Runner stores in three states. We also operate eCommerce websites at www.DICKS.com and www.golfgalaxy.com.

Business Strategy

The key elements of our business strategy are:

Authentic Sporting Goods Retailer. Our history and core foundation is as a retailer of high-quality authentic athletic equipment, apparel and footwear, intended to enhance our customers' performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. We believe our customers seek genuine, deep product offerings, and that ultimately this merchandising approach positions us with advantages in the market, which we believe will continue to benefit from new product offerings with enhanced technological features.

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

Omni-channel Development. We believe when our customers connect with the Dick's Sporting Goods brand they expect a seamless shopping experience, regardless of the manner in which they choose to shop us. We continue to see growth in the number of customers who shop us both online and in our stores and believe these omni-channel customers represent the future of retail.

Our customers may research products online, then visit a store to experience the merchandise and consult with one of our in-store experts, such as a bicycle mechanic or running specialist. Other customers may be inspired by one of our push notifications on their mobile device, visit our store to test the merchandise by utilizing such features as the golf hitting bay, archery lane or trying a pair of running shoes on the treadmill and complete the purchase in the store or later on their tablet device.

We believe that leveraging all of our sales channels to deliver a consistent, seamless and high-quality customer experience across our store, on the web and via mobile technology, will differentiate us from our online-only competitors. As a result, we continually upgrade website functionality, expand assortment and content and invest in new capabilities to maximize device shift and leverage our store network. We believe this will provide customers with an enhanced shopping experience that will enable our customers to buy and receive products where, when and how they want. We are also planning the development of an eCommerce platform that will allow us to fully control our customer experience and maximize profitability, while continuing store growth. We believe our store base is a competitive advantage to our online-only competitors, as our physical presence allows us to better serve our customers, whether through the convenience of accepting in-store returns or exchanges, or expediting fulfillment of eCommerce orders. We believe that offering support services for the products we sell enhances the credibility of our associates and specialty store concepts with our customers and further differentiates our stores from our competitors.
The primary factors that have historically influenced our profitability and success have been the growth in our number of stores and selling square footage, positive same store sales and our strong gross profit margins. We have grown from 419 Dick's Sporting Goods stores at the end of fiscal 2009 to 603 Dick's Sporting Goods stores at the end of fiscal 2014. We seek to expand our presence through the opening of new stores and the Company believes it has the potential to reach approximately 1,100 Dick's Sporting Goods locations, including smaller-market locations across the United States. The Company believes the expansion of its store network will also drive growth in eCommerce sales as the Company continues to deliver an omni-channel shopping experience for its customers. We also make continued investments in our store locations in order to maintain our brand standards and improve our customers' shopping experience.

Brand Partnerships. We carry a wide variety of well-known brands, including adidas, Asics, Callaway Golf, Columbia, Nike, Remington, TaylorMade-adidas Golf, The North Face and Under Armour. In addition to the cost efficiencies of shared investments with our brand partners, we seek to leverage our partnerships to offer authenticity and credibility to our customers, while differentiating ourselves from our competitors. We partner with our brands on important marketing initiatives and product launches, in addition to leveraging athletes that these brands bring to us for our marketing campaigns. Our brand partnerships also provide us with access to exclusive products and allow us to differentiate our customers' shopping experience, such as our brand shops, which provide our customers with a wider and deeper selection of products from our key brands.

Private Brands. We also offer a wide variety of private brands and products through exclusive licenses such as adidas baseball, CALIA, DBX, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Primed, Quest, Reebok (performance apparel), Slazenger (golf and racquets), Top-Flite, Umbro (performance equipment, footwear and apparel) and Walter Hagen. Our private brands and other exclusive products offer our customers products that they cannot find anywhere else. Our private brands also offer exceptional value and quality to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable branded products. We have invested in a development and procurement staff to support our private brand business.

Retail Concept Development. In fiscal 2014, we opened eight Field & Stream stores, a specialized outdoor concept. In fiscal 2015, we plan to open approximately nine additional Field & Stream locations. Our highly specialized concept stores enable us to connect with outdoor enthusiasts in their own element, giving us valuable insight into key merchandise categories that we can apply across our entire network.

Strategic Marketing. Our marketing program is designed to build loyalty for the Dick's Sporting Goods brand while promoting our broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Our historical marketing strategy consisted largely of newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. While we continue to market our merchandise assortment through these traditional channels, we have reduced our newspaper advertising, developed brand-building marketing campaigns focused on building passion and loyalty to the Dick's Sporting Goods brand and shifted our advertising mix to include more digital marketing. We continue to optimize our media mix by shifting to more efficient and effective marketing channels and by leveraging our extensive and expanding customer relationship marketing database from our "ScoreCard Rewards", "Advantage Club", "Sportsman's Advantage Club" and "True Runner Rewards" loyalty programs. The Company is also actively involved in communities, sponsoring thousands of teams at the local level.

Merchandising

We offer a full range of sporting goods, active apparel and footwear at each price point in order to appeal to the beginner, intermediate and enthusiast sports consumer. The following table sets forth the approximate percentage of our sales attributable to the hardlines, apparel and footwear categories for the periods presented:

	Fiscal Year
Category	2014	2013	2012
Hardlines (1)	44%	44%	47%
Apparel	36%	35%	33%
Footwear	19%	20%	19%
Other (2)	1%	1%	1%
Total	100%	100%	100%

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services and shipping revenues.

Selling Channels

We offer products to our customers through our retail stores and online. Although we sell through both of these channels, we believe that sales in one channel are not independent of the other. Regardless of the sales channel, we seek to provide our customers with a seamless omni-channel shopping experience in our stores, online and via mobile devices.

Retail Stores:

Store Format. Each of our Dick's Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty shops: Footwear, Team Sports, Outdoor Lodge, Golf, Fitness and Athletic Apparel. We believe our "store-within-a-store" concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy and Field & Stream stores are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services.

Our primary prototype Dick's Sporting Goods store is a single-level store of approximately 50,000 square feet. We also have a prototype two-level store of approximately 80,000 square feet for those trade areas that have sufficient in-profile customers to support it as well as a smaller-market model that is approximately 35,000 to 40,000 square feet. Our primary prototype Golf Galaxy store is a single-level store that generally ranges from 13,000 to 18,000 square feet. In addition, we also have a prototype Golf Galaxy store of approximately 35,000 square feet, which includes more services and experiential shopping. Our primary prototype Field & Stream store is a single-level store of approximately 50,000 square feet. In our Dick's Sporting Goods stores, approximately 83% of store space is used for selling and approximately 17% is used for backroom storage of merchandise, receiving and office space.

We seek to encourage cross-selling and impulse buying through the layout of our departments. We provide a bright, open shopping environment through the use of glass, lights and lower shelving that enable customers to see the array of merchandise offered throughout our stores. We avoid the warehouse store look featured by some of our large format competitors.

Store Associates and Operations. We strive to complement our merchandise selection and innovative store design with superior customer service. We seek to recruit sports enthusiasts to serve as sales associates because we believe that they are more knowledgeable and passionate about the products they sell. For example, we currently employ bicycle mechanics who sell and service bicycles and running specialists who provide expertise and perform gait analysis to match footwear to a customer’s running style. As of January 31, 2015, we employed 887 bicycle mechanics and 572 running specialists. We believe that our associates' enthusiasm and ability to demonstrate and explain the advantages of products lead to increased sales. We believe our prompt, knowledgeable and enthusiastic service fosters the confidence and loyalty of our customers and differentiates us from other large format sporting goods stores.

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

Site Selection and Store Expansion. We select geographic markets and store sites based on a variety of factors, including demographic information, quality and nature of neighboring tenants, store visibility and accessibility. Key demographics include population density, household income, age and average number of occupants per household. In addition to these demographics, golf and outdoor recreation participation rates are considered in selecting sites for our Golf Galaxy and Field & Stream stores. We seek to locate our Dick's Sporting Goods stores in primary retail centers with an emphasis on co-tenants, including major discount retailers such as Wal-Mart or Target, or specialty retailers from other categories such as Lowe's or Best Buy.

We seek to balance our expansion of Dick's Sporting Goods stores between new and existing markets. In our existing markets, we add stores as necessary to cover appropriate trade areas. Clustering stores allows us to take advantage of economies of scale in advertising, promotion, distribution and supervisory costs. We seek to locate stores within separate trade areas within each metropolitan area and expand in geographically contiguous areas, in order to establish long-term market penetration and build on our experience in the same or nearby regions. We believe that local knowledge is an important part of success. In considering new regions, we locate our stores in areas we believe are underserved. In order to achieve the same economies of scale we have in multi-store existing markets, we identify multiple locations in new markets as well. In addition to larger metropolitan areas, we also target smaller population centers in which we locate single stores, generally in shopping centers with a wide regional draw.

The following table summarizes store openings and closings for 2014 and 2013:

	Fiscal 2014			Fiscal 2013
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	558	84	642	518	83	601
New stores:
Single-level stores	42	9	51	40	4	44
Two-level stores	4	—	4	—	—	—
Total new stores	46	9	55	40	4	44
Ending stores	604	93	697	558	87	645
Closed stores	1	2	3	—	3	3
Ending stores	603	91	694	558	84	642
Remodeled stores	5	—	5	4	—	4
Relocated stores	5	2	7	1	1	2

(1)	Includes the Company's Golf Galaxy, Field & Stream and True Runner stores.

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

eCommerce:

Through our Dick's Sporting Goods and Golf Galaxy websites, we seek to provide our customers with in-depth product knowledge and the ability to shop with us at any time. We continue to develop our online content and capabilities to enhance the online experience and fully integrate our online business with our stores to provide our customers with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders and the ability to place online orders in our stores if we are out of stock in the retail store. We also have the ability through our Dick’s Sporting Goods website to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity, and we have recently added capability for our customers to buy merchandise online and pick it up in store. In fiscal 2014, our eCommerce business accounted for approximately 9% of our total sales.

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

Purchasing and Distribution

We purchase merchandise from approximately 1,500 vendors. During fiscal 2014, Nike and Under Armour, our largest vendors, represented approximately 19% and 12%, respectively, of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2014 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are made on a short-term purchase order basis.

We operate four regional distribution centers: a 914,000 square foot distribution center near Atlanta, Georgia, a 725,000 square foot distribution center in Plainfield, Indiana, a 601,000 square foot distribution center in Smithton, Pennsylvania and a 624,000 square foot distribution center in Goodyear, Arizona. Vendors directly ship floor ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores.

Competition

The market for sporting goods retailers is highly fragmented and intensely competitive. The retail sporting goods industry comprises five principal categories:

Large Format Sporting Goods Stores

The large format stores generally range from 20,000 to 100,000 square feet and offer a broad selection of sporting goods merchandise. Our large format store has had strong performance due in part to our unique approach in blending the best attributes of a large format store with the best attributes of a specialty shop.

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

Internet and Catalog-Based Retailers

These retailers either focus on a specific category or activity or sell a full line of sporting goods through the use of the Internet and/or catalogs. We believe that the relationships we have developed with our suppliers and customers through our retail stores, our growing eCommerce business, our omni-channel capabilities and our merchandise offerings, including a wide range of exclusive and private brand products, provide us with a significant advantage over internet and catalog-based retailers.

Employees

As of January 31, 2015, we employed approximately 12,000 full-time and 25,600 part-time associates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peak during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

The Company has a number of registered service marks and trademarks with the United States Patent and Trademark Office, including various versions of the following: "Acuity", "DBX", "Dick's", "Dick's Sporting Goods", "Field & Stream", "Fitness Gear", "Golf Galaxy", "Lady Hagen", "MAXFLI", "Nishiki", "Primed", "Quest", "ScoreCard", "ScoreCard Rewards", "Top-Flite" and "Walter Hagen". The Company also has a number of registered domain names, including "dickssportinggoods.com", "DICKS.com", "golfgalaxy.com" and "FieldandStreamShop.com". Our trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball only), "Slazenger" (golf and racquets), "Louisville Slugger" (hosiery only), "Reebok" (performance apparel) and "Umbro" (performance soccer equipment, footwear and apparel) for specified product categories and, in some cases, specified channels. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risk Factors".

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

Executive Officers of the Company

The current executive officers of the Company, and their prior business experience, are as follows:

Edward W. Stack – 60, has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Stack's father, Richard "Dick" Stack, retired from our then two store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

André J. Hawaux – 54, became our Executive Vice President - Chief Operating Officer / Chief Financial Officer in February 2015. From June 2013 to January 2015, Mr. Hawaux served as our Executive Vice President - Finance, Administration and Chief Financial Officer. Prior to joining the Company, Mr. Hawaux served as the President, Consumer Foods at ConAgra Foods, Inc., one of North America's leading packaged food companies, since 2009. From 2006 to 2009, Mr. Hawaux served as ConAgra Foods' Executive Vice President, Chief Financial Officer where he was responsible for the company's Finance and Information System and Services organizations. Prior to ConAgra Foods, Mr. Hawaux served as general manager of a large U.S. division of PepsiAmericas and previously served as Chief Financial Officer for Pepsi-Cola North America and Pepsi International's China business unit. Mr. Hawaux is also a Trustee of Southern New Hampshire University and a member of the Board of Directors of PulteGroup, Inc. (NYSE: PHM).

Lee J. Belitsky – 54, became our Executive Vice President - Product Development and Planning, Allocations and Replenishment in September 2014. Mr. Belitsky joined Dick's Sporting Goods in 1997 as Vice President - Controller and has held a number of roles at Dick's Sporting Goods. From July 2013 to September 2014, Mr. Belitsky served as Senior Vice President - Product Development; from September 2011 to July 2013, he served as Senior Vice President - Chief Risk and Compliance Officer; from January 2010 to September 2011, he served as Senior Vice President - Strategic Planning and Analysis and Treasury Services; from February 2009 to January 2010, he served as Senior Vice President - Store Operations and Distribution / Transportation; from April 2006 to February 2009, he served as Senior Vice President - Distribution and Transportation; from December 2005 to April 2006, he served as Vice President - Treasurer; and from December 1997 to December 2005, he served as Vice President - Controller. Prior to joining Dick's Sporting Goods, Mr. Belitsky was the Chief Financial Officer of Domain, Inc., a Boston-based home furnishings retailer, he also served as Vice President - Controller and Treasurer with Morse Shoe, Inc. and as an Audit Manager with KPMG LLP.

Michele B. Willoughby – 49, has served as our Executive Vice President - eCommerce and Supply Chain since July 2013. Ms. Willoughby joined Dick's Sporting Goods in 2004. From November 2010 to July 2013, Ms. Willoughby served as Senior Vice President - eCommerce and from February 2009 to November 2010, she served as Senior Vice President - Supply Chain. She joined Dick's Sporting Goods in 2004 as Vice President, Planning and Allocation. Prior to joining Dick's Sporting Goods, Ms. Willoughby was employed by Kohl's Department Stores, where she held various positions in Merchandise Planning and Allocation from 1997 to 2004, most recently as Vice President, Planning and Allocation.

John E. Hayes III – 52, became our Senior Vice President, General Counsel and Secretary in January 2015. Prior to joining Dick's Sporting Goods, Mr. Hayes served as Senior Vice President and General Counsel of Coldwater Creek Inc. from February 2009 to September 2014. During his tenure with Coldwater Creek, Mr. Hayes also served as the Company's interim Chief Financial Officer from November 2009 to April 2010 and as Senior Vice President, Human Resources from April 2010 to May 2013. Prior to joining Coldwater Creek, Mr. Hayes was engaged for seventeen years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. Prior to his legal career, Mr. Hayes practiced as an accountant with KPMG LLP.

Lauren R. Hobart – 46, joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing
Officer. Prior to that, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its Carbonated Soft Drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. Ms. Hobart also serves as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC).

Joseph R. Oliver – 55, has served as our Senior Vice President and Chief Accounting Officer since April 2011 and prior to that served as our Controller since November 2009. Previously, Mr. Oliver served as our Vice President and Controller since February 2006 and as our Director of Accounting from May 2000 to February 2006. Prior to joining Dick's Sporting Goods, Mr. Oliver was employed by Dominion Resources, Inc. from 1983 to 2000 in various finance functions, most recently as Director of Accounting.

Deborah M. Victorelli – 52, became our Senior Vice President - Human Resources in September 2014. Ms. Victorelli joined Dick's Sporting Goods in 1999 and has held numerous leadership roles of increasing responsibility. From February 2013 to September 2014, she served as Vice President - Human Resources and from November 2004 to January 2013, she served as Vice President of Human Resources - Field. Prior to joining Dick's Sporting Goods, Ms. Victorelli was employed by Mine Safety Appliances and Coca-Cola Bottling Company in various human resource roles.

ITEM 1A.  RISK FACTORS

Risks and Uncertainties

Our business is dependent on consumer discretionary spending and reduced consumer spending may adversely affect the Company's business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters. Decreases in consumer discretionary spending that leads to a decrease in same store sales, customer traffic or average value per transaction could negatively affect the Company's financial performance, particularly if consumer spending is depressed for a prolonged period of time. Furthermore, promotional activities and decreased demand for consumer products, particularly higher-end products, could affect profitability and margins. The impact of a prolonged decline of consumer spending could also affect the Company if the decline leads to one or more vacancies of other retailers in shopping plazas as a result of reduced traffic to our store in that location. All of the foregoing factors could have a material adverse effect on our business.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence, name recognition and financial, marketing and other resources than we do. We compete, directly or indirectly, with retailers from multiple categories, including stores and chains utilizing large format, traditional and specialty formats, mass merchants, department stores and catalog, Internet-based and direct-sell retailers. Many factors affect the extent to which competition could affect our results, including our, and our competitors' prices, quality, assortment, advertising, service, locations and reputation. Competition on these factors, aggressive pricing strategies, and continued evolution of retail sale methods, including eCommerce, could affect our long-term strategy and could have an adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and shopping patterns regarding sporting goods. We must develop and execute merchandising initiatives with marketing programs that appeal to a broad range of consumers. Consumer preferences cannot be predicted with certainty and are subject to continual change and evolution. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our new merchandise our sales may decline significantly. We may overstock unpopular products and be forced to take significant inventory markdowns or miss opportunities for other products, both of which could have a negative impact on our profitability. Conversely, shortages of items that prove popular could also be detrimental to our net sales. A major shift in consumer demand away from sporting goods generally could also have a material adverse effect on our business, results of operations and financial condition. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our products and services, our market share, or financial results.

Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick & mortar retail store model could affect our results.

Our business strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers may adversely affect the number or quality of retail sites available to us, and as a result, adversely affect our growth plans. Furthermore, we incur substantial financial commitments and fixed costs associated with opening new stores. The success of those stores depends on a number of factors, including the success of the shopping center where our store is located, consumer demographics and consumer shopping patterns. These factors cannot be predicted with complete accuracy. If we fail to effectively operate these new stores, or if we have to close stores locations that are not successful, our financial performance could be adversely affected.

Omni-channel growth in our business is complex and involves the development of an internal eCommerce platform.

Our business has become increasingly omni-channel so our customers are able to shop online or in-store for a seamless shopping experience. We have developed, and continue to develop and implement new customer offerings, including ship-from-store and buy-online, pick-up in-store, which requires substantial investment in technology, information systems, employees, and management time and resources. Our omni-channel strategy also includes the development of an internal eCommerce platform. Installing a new eCommerce platform involves integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel, and managing the customer experience. This involves substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our internal eCommerce platform. If we are not able to successfully implement and operate our internal eCommerce platform, our financial performance and future growth could be materially adversely affected.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company's business and standing with our customers.

The protection of our customer, associate and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personally identifiable information. Increasing costs associated with information security - such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud - could negatively impact our business and results of operations. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have not experienced a material data security breach, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Data security breaches may also result from non-technical means, for example, actions by an employee. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

Our private brand offerings and new retail concepts expose us to increased costs and certain additional risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we license from third parties. We also evaluate and operate new retail concepts, including, for example, our Field & Stream and True Runner concepts. We invest in our development and procurement resources and marketing efforts relating to these private brand offerings and new retail concepts. There is no assurance that our private brand products or our new retail concepts will be successful, and we could curtail or abandon any of our private brands or retail concepts at any time. Factors that could cause us to curtail or abandon one of our private brands or retail concepts include unexpected or increased costs or delays in development of the brand, demands on management resources, legal or regulatory constraints, change in consumer demands, preferences and shopping patterns regarding sporting goods, or a determination that the demand does not support the brand. Additional risks relating to private brand offerings include product liability and product recalls; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brand. If we were to curtail or abandon a private brand or retail concept, we may be required to write off or incur substantial costs, including impairments of our trademarks, trade names or other intangible assets, lease termination costs, minimum payments under license agreements, potential costs related to accompanying litigation, or other costs, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on a single third-party provider to maintain and operate certain aspects of our www.DICKS.com operations, and disruptions with the provider or in the services it provides to us could materially affect our reputation, operations or financial results.

We have contracted with a single third party to operate and host our DICKS.com eCommerce website and provide related fulfillment and customer service. We rely on that party's operational, privacy and security procedures and controls to operate and host our DICKS.com eCommerce business. Failure by such third party to adequately service these aspects of our DICKS.com eCommerce business could result in a prolonged disruption that affects our customers' ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and / or experience increased costs, which could materially affect our reputation, operations or financial results.

Our ability to operate and expand our business and to respond to changing business and economic conditions will be dependent upon the availability of adequate capital. The terms of our senior secured revolving credit facility impose certain restrictions that may impair our ability to access sufficient capital.

The operation and growth of our business, including opening new stores and expanding our eCommerce business, and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We cannot provide assurance that our cash flow will be sufficient to meet these needs or that we would be able to obtain equity or debt capital on acceptable terms or at all. Our current senior secured revolving credit facility contains provisions that limit our ability to incur additional indebtedness or make substantial asset sales, which might otherwise be used to finance our operations. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

We are subject to costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to the sale of consumer products and firearms and ammunition.

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability or consumer protection; eCommerce, data protection and privacy; advertisement and marketing; labor and employment; firearms, ammunition, knives, food items or other regulated products; custom or import; and intellectual property.

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

We purchase merchandise from approximately 1,500 vendors. In fiscal 2014, purchases from Nike and Under Armour represented approximately 19% and 12%, respectively, of our merchandise purchases. Although in fiscal 2014 purchases from no other vendor represented 10% or more of our total purchases, our dependence on our principal suppliers involves risk. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. If any of our key vendors fails to supply us with products or continue to develop new products that create consumer demand, we may not be able to meet the demands of our customers and our revenue could materially decline. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain the merchandise or obtain an adequate quantity that we desire to sell and that consumers desire to purchase. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce or eliminate our profit margins. Further, to the extent our suppliers are affected by economic uncertainty and other concerns relating to global economic conditions, there may be an adverse impact with respect to their respective inventory and production levels, customer incentives and vendor allowances, product quality, or ability to continue operations, all of which could ultimately have an adverse impact on our supply chain.

We may be subject to various types of litigation and other claims, and our insurance may not be sufficient to cover damages related to those claims.

From time to time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy or data protection and other matters.

In addition, although we do not sell assault weapons or automatic firearms, we do sell hunting rifles, semi-automatic hunting rifles and ammunition, and in some of our stores, including Field & Stream stores, handguns. These are products that are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) or state laws or regulations. In addition, any improper or illegal use by our customers of ammunition or firearms sold by us could have a negative impact on our reputation and business.

We may incur losses relating to claims filed against us, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation with our customers. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

If our product costs are adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.

A significant portion of the products that we purchase, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, most of our private brand merchandise is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' supplies or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, worker safety and other practices that vary from those commonly accepted in the U.S., we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

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

We may be unable to attract, train, engage and retain qualified leaders and associates. Furthermore, the loss of Edward W. Stack as our key executive, could have a material adverse effect on our business.

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

Furthermore, our success depends on continued service from Edward W. Stack, our Chairman and Chief Executive Officer, who has been operating the Company since 1984. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and the industry. If we were to lose Mr. Stack, our business could be materially adversely affected.

We rely on four distribution centers, and if there is a natural disaster or other serious disruption at one or more of these facilities, we may lose merchandise and be unable to effectively deliver it to our stores.

We currently operate a 914,000 square foot distribution center near Atlanta, Georgia, a 725,000 square foot distribution center in Plainfield, Indiana, a 601,000 square foot distribution center in Smithton, Pennsylvania and a 624,000 square foot distribution center in Goodyear, Arizona. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause could damage a material portion of our inventory, impair our ability to adequately stock our stores and process returns of products to vendors, and could negatively affect our sales and profitability. In addition, as we grow, we may require additional distribution capacity, which could come in the form of expanding existing facilities or opening alternative or additional facilities. Any future expansions or other openings could affect us in ways we cannot predict.

Poor performance of professional sports teams within our core regions of operation, as well as professional team lockouts or strikes, retirement of sports superstars or scandals involving sports superstars could adversely affect our financial results.

We sell a significant amount of professional sports team merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams. The poor performance by the professional sports teams within our core regions of operations, as well as professional team lockouts and strikes, could cause our financial results to fluctuate accordingly year over year. In addition, to the extent we use sports superstars to market our products and advertise our stores, or we sell merchandise branded by one or more sports superstars, the retirement of such individuals or scandals in which they may be implicated could negatively impact our financial results.

The relative seasonality of our operations, along with the current geographic concentrations of our Dick's stores, exposes us to certain risks.

Our business is seasonal based on sports seasons. Furthermore, a majority of our Dick's Sporting Goods stores are located in the eastern half of the United States, which exposes us to various regional risks, including those relating to weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Abnormally warm weather conditions could reduce our sales of these items and cause a decrease in our profitability. The fourth quarter generated approximately 32% of our net sales for fiscal 2014. Poor performance during our fourth quarter, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

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

We have two classes of common stock: our common stock has one vote per share and our Class B common stock has 10 votes per share. As of January 31, 2015, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On May 7, 2012, the Company purchased its corporate headquarters building in Coraopolis, Pennsylvania, pursuant to a purchase option included in its pre-existing lease agreement. The Company is a direct tenant of the Allegheny County Airport Authority pursuant to an underlying ground lease. The property consists of approximately 670,000 square feet of office space. On November 1, 2013, the Company entered into an additional ground lease with the Allegheny County Airport Authority for the future expansion of its corporate headquarters, adjacent to its current headquarters location. The lease provides the Company with an additional 89 acres for expansion.

We currently lease a 914,000 square foot distribution center near Atlanta, Georgia, a 725,000 square foot distribution center in Plainfield, Indiana and a 601,000 square foot distribution center in Smithton, Pennsylvania. The terms of these leases expire in 2026, 2022 and 2025, respectively. The Company also owns and operates a 624,000 square foot distribution center in Goodyear, Arizona.

We lease all of our stores. Initial lease terms are generally for 10 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site nine to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and malls.

As of January 31, 2015, we operated 694 stores in 46 states. The following table sets forth the number of stores by state:

State	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Alabama	11	—	11
Arizona	7	—	7
Arkansas	3	—	3
California	38	2	40
Colorado	13	2	15
Connecticut	10	1	11
Delaware	3	1	4
Florida	32	3	35
Georgia	18	—	18
Idaho	3	1	4
Illinois	24	6	30
Indiana	19	1	20
Iowa	5	1	6
Kansas	10	1	11
Kentucky	12	2	14
Louisiana	7	—	7
Maine	4	—	4
Maryland	15	3	18
Massachusetts	18	2	20
Michigan	23	1	24
Minnesota	9	4	13
Mississippi	6	—	6
Missouri	14	3	17
Nebraska	3	1	4
Nevada	1	2	3
New Hampshire	5	—	5
New Jersey	18	4	22
New Mexico	3	—	3
New York	38	6	44
North Carolina	31	7	38
Ohio	38	9	47
Oklahoma	8	2	10
Oregon	9	—	9
Pennsylvania	38	10	48
Rhode Island	2	—	2
South Carolina	12	—	12
South Dakota	1	—	1
Tennessee	14	1	15
Texas	22	6	28
Utah	5	1	6
Vermont	2	—	2
Virginia	27	4	31
Washington	6	—	6
West Virginia	6	—	6
Wisconsin	9	4	13
Wyoming	1	—	1
Total	603	91	694

(1)	Includes the Company's 78 Golf Galaxy, 10 Field & Stream and three True Runner stores.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND DIVIDEND POLICY

The shares of Dick's Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "DKS". The Company also has shares of Class B common stock outstanding, which are not listed or traded on any stock exchange or other market. Shares of our Class B common stock can be converted on a one-for-one basis to shares of our common stock at any time at the holder's option and are automatically converted upon certain events. The following table shows the quarterly high and low closing sale prices per share of the Company's common stock as reported by the NYSE for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

Fiscal Quarter Ended	High	Low	Dividend (a)
May 3, 2014	$57.26	$50.17	$0.125
August 2, 2014	$53.16	$42.12	$0.125
November 1, 2014	$46.37	$41.90	$0.125
January 31, 2015	$55.65	$43.97	$0.125

Fiscal Quarter Ended	High	Low	Dividend (b)
May 4, 2013	$50.98	$45.11	$0.125
August 3, 2013	$53.20	$49.25	$0.125
November 2, 2013	$53.90	$46.24	$0.125
February 1, 2014	$58.58	$50.88	$0.125

(a)
Quarterly cash dividend of $0.125 per share of common stock and Class B common stock paid on March 28, 2014, June 27, 2014, September 26, 2014 and December 26, 2014 to stockholders of record on March 7, 2014, June 6, 2014, September 5, 2014 and December 5, 2014, respectively.

(b)
Quarterly cash dividend of $0.125 per share of common stock and Class B common stock paid on March 29, 2013, June 28, 2013, September 27, 2013 and December 27, 2013 to stockholders of record on March 8, 2013, June 7, 2013, September 6, 2013 and December 6, 2013, respectively.

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 23, 2015 was 271 and 25, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to common stock repurchases made during the three months ended January 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
November 2, 2014 to November 29, 2014	607	$45.69	—	$544,397,638
November 30, 2014 to January 3, 2015	—	$—	—	$544,397,638
January 4, 2015 to January 31, 2015	897	$49.67	—	$544,397,638
Total	1,504	$48.06	—

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board of Directors on March 7, 2013.

The information set forth under Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated herein.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2014, 2013, 2012, 2011 and 2010 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2014, 2013, 2012, 2011 and 2010 presented below under the caption "Store Data" have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2012, which included 53 weeks.

The information set forth below should be read in conjunction with other sections of this Annual Report on Form 10-K including Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$6,814,479	$6,213,173	$5,836,119	$5,211,802	$4,871,492
Cost of goods sold (1)	4,727,813	4,269,223	3,998,956	3,616,921	3,422,462
Gross profit	2,086,666	1,943,950	1,837,163	1,594,881	1,449,030
Selling, general and administrative expenses (2)	1,502,089	1,386,315	1,297,413	1,148,268	1,129,293
Pre-opening expenses	30,518	20,823	16,076	14,593	10,488
Income from operations	554,059	536,812	523,674	432,020	309,249
Impairment of available-for-sale investments (3)	—	—	32,370	—	—
Gain on sale of investment (4)	—	—	—	(13,900)	—
Interest expense (5)	3,215	2,929	6,034	13,868	14,016
Other (income) expense (6)	(5,170)	(12,224)	(4,555)	26	(2,278)
Income before income taxes	556,014	546,107	489,825	432,026	297,511
Provision for income taxes	211,816	208,509	199,116	168,120	115,434
Net income	$344,198	$337,598	$290,709	$263,906	$182,077
Per Common Share Data:
Earnings per common share - Basic	$2.89	$2.75	$2.39	$2.19	$1.57
Earnings per common share - Diluted	$2.84	$2.69	$2.31	$2.10	$1.50
Dividends declared per common share (7)	$0.50	$0.50	$2.50	$0.50	$—
Weighted average common shares outstanding:
Basic	119,244	122,878	121,629	120,232	116,236
Diluted	121,238	125,628	125,995	125,768	121,724
Store Data:
Same store sales increase (8)	2.4%	1.9%	4.3%	2.0%	7.2%
Number of stores at end of period (9)	694	642	601	561	525
Total square footage at end of period (9)	34,245,885	31,621,488	29,587,733	27,596,140	25,889,771
Net sales per square foot (10)	$185	$186	$193	$187	$185
Other Data:
Gross profit margin	30.6%	31.3%	31.5%	30.6%	29.7%
Selling, general and administrative expenses as a percentage of net sales	22.0%	22.3%	22.2%	22.0%	23.2%
Operating margin	8.1%	8.6%	9.0%	8.3%	6.3%
Inventory turnover (11)	3.10x	3.18x	3.33x	3.37x	3.39x
Depreciation and amortization	$179,431	$154,928	$125,096	$116,581	$110,394
Balance Sheet Data:
Inventories, net	$1,390,767	$1,232,065	$1,096,186	$1,014,997	$896,895
Working capital (12)	$731,551	$617,484	$595,121	$928,247	$715,787
Total assets	$3,436,198	$3,071,487	$2,887,807	$2,996,452	$2,597,536
Total debt including capital and financing lease obligations (5)	$6,450	$7,375	$16,275	$159,022	$140,841
Retained earnings	$1,471,182	$1,187,514	$911,704	$932,871	$730,468
Total stockholders' equity	$1,832,225	$1,692,179	$1,587,324	$1,632,745	$1,363,581

(1)
Cost of goods sold includes the cost of merchandise, vendor allowances, inventory shrinkage and obsolescence, freight, distribution, shipping and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. The cost of merchandise includes product costs paid to the vendor, including items such as purchase discounts and vendor chargebacks, as well as inventory write-downs for the lower of cost or market. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses. The cost of merchandise for fiscal 2014 includes a $2.4 million write-down of golf-related inventory relating to the Company's golf restructuring.

(2)
Selling, general and administrative expenses for fiscal 2010 included $16.4 million relating to future lease obligations and asset impairment charges resulting from the closure of 12 underperforming Golf Galaxy stores and $10.8 million relating to litigation settlement costs. Selling, general and administrative expenses for fiscal 2011 included a $2.1 million expense reduction relating to the partial reversal of previously accrued litigation settlement costs. Selling, general and administrative expenses for fiscal 2013 included $7.9 million related to a non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value. Selling, general and administrative expenses for fiscal 2014 includes a $14.4 million gain on sale of a Gulfstream G650 corporate aircraft and asset impairment and severance charges relating to the Company's golf restructuring of $14.3 million and $3.7 million, respectively.

(3)	Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports, plc ("JJB Sports").

(4)	Gain on sale of investment reflects the sale of the Company's available-for-sale securities in GSI Commerce, Inc.

(5)
Interest expense in fiscal 2010, 2011 and 2012 included rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased in fiscal 2012 for $133.4 million, including closing costs. The Company's payment to purchase the building is reflected as a payment of its financing lease obligation in fiscal 2012.

(6)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge to selling, general and administrative expenses for the same amount. During fiscal 2013, the Company recorded $4.3 million related to the partial recovery of its previously impaired investment in JJB Sports, which is reflected herein.

(7)
Dividends declared per common share in fiscal 2011 represent the Company's first dividend of $0.50 per share of common stock and Class B common stock. Dividends declared per common share in fiscal 2012 and thereafter represent quarterly dividends of $0.125 per share of common stock and Class B common stock. Fiscal 2012 included a special cash dividend of $2.00 per share of common stock and Class B common stock.

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

(9)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and True Runner stores.

(10)
Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period, excluding eCommerce sales. Gross square footage includes the storage, receiving and office space that generally occupies approximately 17% of total store space in our Dick's Sporting Goods stores.

(11)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(12)	Defined as current assets less current liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, Item 6, "Selected Financial Data" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors".

Overview

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as the "Company", "we", "us", and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops.

As of January 31, 2015, we operated 603 Dick's Sporting Goods stores in 46 states, 78 Golf Galaxy stores in 29 states and 10 Field & Stream stores in five states, with approximately 34.2 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States. We also operate eCommerce websites at www.DICKS.com and www.golfgalaxy.com.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, positive same store sales and strong gross profit margins. For example, in the last five years, the Company has grown from 419 Dick's Sporting Goods stores at the end of fiscal 2009 to 603 Dick's Sporting Goods stores at the end of fiscal 2014.

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

The Company's senior management focuses on certain key indicators to monitor the Company's performance including:

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

•
Quality of merchandise offerings – To measure acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates on a department and style level. This analysis helps the Company manage inventory levels to reduce cash flow requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•
Store productivity – To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

Executive Summary

•
Net income for the 52 weeks ended January 31, 2015 increased 2% to $344.2 million, or $2.84 per diluted share, as compared to net income of $337.6 million, or $2.69 per diluted share, during the 52 weeks ended February 1, 2014.

•
Fiscal 2014 net income includes $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft and charges totaling $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring.

•
Fiscal 2013 net income included $4.3 million, net of tax, or $0.03 per diluted share, related to the partial recovery from the Company's previously impaired investment in JJB Sports and $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value.

•	Net sales increased 10% to $6,814.5 million in fiscal 2014 from $6,213.2 million in fiscal 2013 due primarily to a 2.4% increase in consolidated same store sales and the growth of our store network.

•	eCommerce sales penetration in fiscal 2014 increased to 9.2% of total sales compared to 7.9% in fiscal 2013.

•
Gross profit decreased to 30.62% in fiscal 2014 as a percentage of net sales from 31.29% in fiscal 2013 due primarily to lower merchandise margins and higher shipping expenses, partially offset by occupancy leverage.

•	In fiscal 2014, the Company:

•
Opened 46 new Dick's Sporting Goods stores, one new Golf Galaxy store and eight new Field & Stream stores. The Company also relocated five Dick's Sporting Goods stores and two Golf Galaxy stores, remodeled five Dick's Sporting Goods stores and closed one Dick's Sporting Goods store and two Golf Galaxy stores.

•	Declared and paid aggregate cash dividends of $0.50 per share of common stock and Class B common stock.

•	Repurchased approximately 4.3 million shares of common stock for $200.0 million.

•
Purchased the intellectual property rights to the Field & Stream mark in product categories that were not otherwise owned by the Company, including men's, women's and children's casual apparel, for $26.3 million.

•	Ended the period with no outstanding borrowings under our revolving senior secured credit facility (the "Credit Agreement").

Results of Operations

The following table presents for the periods indicated selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	2014	2013	2012 (A)	2014 - 2013	2013 - 2012 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.38	68.71	68.52	67	19
Gross profit	30.62	31.29	31.48	(67)	(19)
Selling, general and administrative expenses (3)	22.04	22.31	22.23	(27)	8
Pre-opening expenses (4)	0.45	0.34	0.28	11	6
Income from operations	8.13	8.64	8.97	(51)	(33)
Impairment of available-for-sale investments (5)	—	—	0.55	—	(55)
Interest expense (6)	0.05	0.05	0.10	—	(5)
Other income (7)	(0.08)	(0.20)	(0.08)	12	(12)
Income before income taxes	8.16	8.79	8.39	(63)	40
Provision for income taxes	3.11	3.36	3.41	(25)	(5)
Net income	5.05%	5.43%	4.98%	(38)	45

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes the cost of merchandise, vendor allowances, inventory shrinkage and obsolescence, freight, distribution, shipping and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. The cost of merchandise includes product costs paid to the vendor, including items such as purchase discounts and vendor chargebacks, as well as inventory write-downs for the lower of cost or market. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses. The cost of merchandise for the 52 weeks ended January 31, 2015 includes a $2.4 million write-down of golf-related inventory relating to the Company's golf restructuring.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 52 weeks ended January 31, 2015 includes a $14.4 million gain on sale of a Gulfstream G650 corporate aircraft in addition to asset impairment and severance charges relating to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. Selling, general and administrative expenses for the 52 weeks ended February 1, 2014 included $7.9 million relating to a non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening which are expensed as incurred.

(5)	Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports.

(6)
Interest expense for the 53 weeks ended February 2, 2013 included rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased on May 7, 2012.

(7)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge to selling, general and administrative costs for the same amount. During the 52 weeks ended February 1, 2014, other income included $4.3 million related to the partial recovery of its previously impaired investment in JJB Sports.

Fiscal 2014 (52 weeks) Compared to Fiscal 2013 (52 weeks)

Net Income

The Company reported net income for the year ended January 31, 2015 of $344.2 million, or $2.84 per diluted share, as compared to net income of $337.6 million, or $2.69 per diluted share, in fiscal 2013. Fiscal 2014 net income includes $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft and charges totaling $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring. Fiscal 2013 net income included $4.3 million, net of tax, or $0.03 per diluted share, related to the partial recovery from the Company's previously impaired investment in JJB Sports and $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value.

Net Sales

Net sales increased 10% to $6,814.5 million in fiscal 2014 from $6,213.2 million in fiscal 2013 due primarily to a 2.4% increase in consolidated same store sales and the growth of our store network. The 2.4% increase in consolidated same store sales contributed $146.4 million of the increase in net sales for fiscal 2014. The remaining $454.9 million increase in the Company's noncomparable sales is primarily attributable to new stores. The 2.4% increase in consolidated same store sales consisted of a 3.1% increase at Dick's Sporting Goods and a 9.2% decrease at Golf Galaxy. eCommerce sales penetration was 9.2% of total sales during the current period compared to 7.9% of total sales during fiscal 2013, representing an approximate increase of 28% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in consolidated same store sales was primarily driven by increases across most of our apparel, hardlines and footwear categories, with the exception of the golf and hunting businesses. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.9% and an increase in transactions of approximately 1.2%. Based upon our fiscal 2014 sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and eCommerce sales, would impact earnings before income taxes for fiscal 2014 by approximately $20.6 million.

Store Count

During fiscal 2014, the Company opened 46 new Dick's Sporting Goods stores, one new Golf Galaxy store and eight new Field & Stream stores. Additionally, the Company relocated five Dick's Sporting Goods stores and two Golf Galaxy stores, remodeled five Dick's Sporting Goods stores, and closed one Dick's Sporting Goods store and two Golf Galaxy stores. As of January 31, 2015, the Company operated 603 Dick's Sporting Goods stores in 46 states, 78 Golf Galaxy stores in 29 states, 10 Field & Stream stores in five states and three True Runner stores in three states, totaling approximately 34.2 million square feet on a consolidated basis.

Income from Operations

Income from operations increased $17.3 million to $554.1 million in fiscal 2014 from $536.8 million in fiscal 2013.

Gross profit increased 7% to $2,086.7 million in fiscal 2014 from $1,944.0 million in fiscal 2013, but decreased as a percentage of net sales by 67 basis points compared to fiscal 2013. The decline in the gross profit rate was driven by a decrease in merchandise margin of 58 basis points and an increase in shipping expenses of 17 basis points in fiscal 2014 compared to fiscal 2013. During fiscal 2014, the decrease in merchandise margin was primarily driven by higher promotional activity, partially offset by changes in sales mix to higher margin categories, as discussed above. The increase in shipping expenses during fiscal 2014 was the result of the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. The decline in the gross profit rate was partially offset by leverage in occupancy costs, which decreased 10 basis points as a percentage of net sales. Though overall occupancy costs increased $62.3 million from fiscal 2013, these costs decreased as a percentage of net sales as occupancy costs increased at a lower rate than the 10% increase in net sales during fiscal 2014. Every 10 basis point change in merchandise margin would impact earnings before income taxes for fiscal 2014 by approximately $6.8 million.

Selling, general and administrative expenses increased approximately 8% to $1,502.1 million in fiscal 2014 from $1,386.3 million in fiscal 2013, but decreased as a percentage of net sales by 27 basis points. Fiscal 2014 includes (i) a pre-tax gain on the sale of a Gulfstream G650 corporate aircraft of $14.4 million, (ii) severance charges totaling $3.7 million and (iii) non-cash impairment charges totaling $14.3 million related to the Company's golf restructuring. Fiscal 2013 included a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value. Apart from the enumerated items, the year over year change in selling, general and administrative expenses as a percentage of net sales is due primarily to lower administrative payroll and related benefit costs, which increased in fiscal 2014 by $6.1 million from fiscal 2013 but decreased as a percentage of net sales by 20 basis points.

Pre-opening expenses increased to $30.5 million in fiscal 2014 from $20.8 million in fiscal 2013. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. During fiscal 2014, the Company opened 46 new Dick's Sporting Goods stores, one new Golf Galaxy store and eight new Field & Stream stores. Additionally, the Company relocated five Dick's Sporting Goods stores and two Golf Galaxy stores in the current year. During fiscal 2013, the Company opened 40 new Dick's Sporting Goods stores, one new Golf Galaxy store, two new Field & Stream stores and one new True Runner store and relocated one Dick's Sporting Goods store and repositioned one Golf Galaxy store.

Income Taxes

The Company's effective tax rate was 38.1% for fiscal 2014 as compared to 38.2% for fiscal 2013.

Fiscal 2013 (52 weeks) Compared to Fiscal 2012 (53 weeks)

Net Income

The Company reported net income for the year ended February 1, 2014 of $337.6 million, or $2.69 per diluted share, as compared to net income of $290.7 million, or $2.31 per diluted share, in fiscal 2012. Fiscal 2013 net income included $4.3 million, net of tax, or $0.03 per diluted share, related to the partial recovery from the Company's previously impaired investment in JJB Sports and $4.7 million, net of tax, or $0.04 per diluted share, related to a non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value. Fiscal 2012 net income included a charge of $27.6 million, net of tax, or $0.22 per diluted share, related to the Company's impairment of its investment in JJB Sports. Additionally, fiscal 2012 included approximately $0.03 per diluted share for the 53rd week.

Net Sales

Net sales increased 6% to $6,213.2 million in fiscal 2013 from $5,836.1 million in fiscal 2012 due primarily to a 1.9% increase in consolidated same store sales and the growth of our store network. The 1.9% increase in consolidated same store sales on a 52-week to 52-week basis contributed $104.9 million of the increase in revenue for fiscal 2013. The remaining $272.2 million increase in the Company's noncomparable sales was primarily attributable to new stores, partially offset by the inclusion of the 53rd week of sales in fiscal 2012. Sales during the 53rd week of fiscal 2012 totaled approximately $74 million. The 1.9% consolidated same store sales increase consisted of a 2.4% increase at Dick's Sporting Goods and a 7.1% decrease at Golf Galaxy. eCommerce sales penetration was 7.9% of total sales during fiscal 2013 compared to 5.3% of total sales during the 53 weeks ended February 2, 2013, representing an approximate increase of 59% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in consolidated same store sales was broad based, with larger increases in athletic apparel, athletic footwear and outdoor apparel and cold weather accessories, partially offset by declines in the golf, fitness and outdoor equipment categories. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.8% and an increase in transactions of approximately 0.6%. Based upon our fiscal 2013 sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and eCommerce sales, would have impacted earnings before income taxes for fiscal 2013 by approximately $18.9 million.

Store Count

During fiscal 2013, the Company opened 40 new Dick's Sporting Goods stores, one new Golf Galaxy store, two new Field & Stream stores and one new True Runner store. Additionally, the Company relocated one Dick's Sporting Goods store, repositioned one Golf Galaxy store and closed three underperforming Golf Galaxy stores. As of February 1, 2014, the Company operated 558 Dick's Sporting Goods stores in 46 states, 79 Golf Galaxy stores in 29 states, two Field & Stream stores in two states and three True Runner stores in three states, totaling approximately 31.6 million square feet on a consolidated basis.

Income from Operations

Income from operations increased $13.1 million to $536.8 million in fiscal 2013 from $523.7 million in fiscal 2012.

Gross profit increased 6% to $1,944.0 million in fiscal 2013 from $1,837.2 million in fiscal 2012, but decreased as a percentage of net sales by 19 basis points compared to fiscal 2012. Occupancy costs increased $62.8 million from fiscal 2012, and increased as a percentage of net sales by 34 basis points. Our occupancy costs are generally fixed in nature and are largely influenced by new store openings. As a percentage of net sales, occupancy costs increased at a higher rate than the 6% increase in net sales during the fiscal year and were unfavorably affected by 13 basis points due to the inclusion of sales from the 53rd week in fiscal 2012. Shipping expenses increased as a percentage of sales by 27 basis points due to the growth in eCommerce sales relative to the sales growth at our brick and mortar stores. The decrease in gross profit as a percentage of net sales was partially offset by merchandise margin expansion. Merchandise margins, which represent margins earned above the cost of the product, excluding certain other items included in cost of goods sold (vendor allowances, inventory shrinkage, freight, distribution, shipping and store occupancy costs), increased as percentage of sales by 35 basis points, due to changes in sales mix as discussed above. Every 10 basis point change in merchandise margin would have impacted earnings before income taxes for the current period by approximately $5.8 million.

Selling, general and administrative expenses increased approximately 7% to $1,386.3 million in fiscal 2013 from $1,297.4 million in fiscal 2012, and increased as a percentage of net sales by 8 basis points primarily due to increases in selling, general and administrative expenses that do not correlate with the net sales increase for the period. Payroll and related benefit costs increased $30.6 million in our administrative functions to support planned future growth initiatives. The Company also recorded a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value. The increase in selling, general and administrative expenses was partially offset by lower incentive compensation during the 52 weeks ended February 1, 2014 due to the Company's results in comparison to the pre-determined performance targets and a contribution to the Dick's Sporting Goods Foundation during the 53 weeks ended February 2, 2013.

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

Other Income

Other income was $12.2 million for fiscal 2013 compared to $4.6 million for fiscal 2012. The Company recognizes investment income to reflect changes in the investment value of assets held in its deferred compensation plans with a corresponding charge to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $6.0 million in fiscal 2013 compared to $3.2 million for fiscal 2012 due to an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. During fiscal 2013, the Company recorded $4.3 million related to the partial recovery of the Company's investment in JJB Sports, which it had previously fully impaired.

Income Taxes

The Company's effective tax rate was 38.2% for fiscal 2013 as compared to 40.7% for fiscal 2012. During fiscal 2012, the Company determined that a valuation allowance totaling $7.9 million was required for a portion of the deferred tax asset related to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, as the Company did not believe that it was more likely than not that the Company would generate sufficient capital gains in future periods to recognize that portion of the expected net capital loss. During fiscal 2013, the Company determined that it would recover $4.3 million of its investment in JJB Sports. There was no related tax expense, as the Company reversed a portion of the deferred tax valuation allowance it recorded during fiscal 2012 for net capital loss carryforwards it did not expect to realize at that time.

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

Net cash provided by operating activities for fiscal 2014 was $606.0 million compared to $403.9 million for fiscal 2013. Net cash from operating, investing and financing activities are discussed further below.

The Company has a $500 million revolving credit facility, including up to $100 million in the form of letters of credit, in the event further liquidity is needed. Under the Credit Agreement, subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

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

The Credit Agreement contains certain covenants that limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of January 31, 2015, the Company was in compliance with the terms of the Credit Agreement.

The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

Funds drawn on our Credit Agreement during fiscal 2014 totaled $1,401.8 million over the course of 105 days. These borrowings were repaid in full and there were no outstanding borrowings under the Credit Agreement as of January 31, 2015. The maximum daily amount outstanding at any point in time during fiscal 2014 was $323.2 million.

Funds drawn on our Credit Agreement during fiscal 2013 totaled $926.0 million over the course of 83 days. These borrowings were repaid in full and there were no outstanding borrowings under the Credit Agreement as of February 1, 2014. The maximum daily amount outstanding at any point in time during fiscal 2013 was $197.9 million.

The Company ended fiscal 2014 with $221.7 million in cash and cash equivalents as compared to $181.7 million at the end of fiscal 2013. As of January 31, 2015 and February 1, 2014, total remaining borrowing capacity, after subtracting letters of credit, was $486.0 million and $487.0 million, respectively.

The Company intends to allocate capital to invest in its future growth, specifically the development of its omni-channel platform and specialty store concepts, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – Normal capital requirements primarily relate to the development of our omni-channel platform, including new and existing Dick's Sporting Goods stores and eCommerce technology investments. The Company also plans to invest in its specialty store concepts and improve its supply chain and corporate information technology infrastructure. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts, and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2014, the Company repurchased 4.3 million shares of its common stock for $200.0 million. During fiscal 2013, the Company repurchased 4.8 million shares of its common stock for $255.6 million. Any future share repurchase programs are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the fiscal year ended January 31, 2015, the Company paid $61.3 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes that cash flows generated by operations and funds available under its Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2015. Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments or store expansion rates in excess of those presently planned, may require additional funding.

Changes in cash and cash equivalents are as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net cash provided by operating activities	$605,978	$403,870	$438,284
Net cash used in investing activities	(305,020)	(339,175)	(324,354)
Net cash used in financing activities	(260,913)	(228,090)	(503,112)
Effect of exchange rate changes on cash and cash equivalents	(97)	(88)	(6)
Net increase (decrease) in cash and cash equivalents	$39,948	$(163,483)	$(389,188)

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

Cash provided by operating activities increased $202.1 million in fiscal 2014 to $606.0 million. The increase in cash provided by operating activities is due primarily to an increase in cash flows provided by changes in operating assets and liabilities. The increase in operating assets and liabilities year-over-year is primarily due to the following:

•
Changes in deferred construction allowances increased operating cash flows by $53.9 million compared to last year due primarily to an increase in the number of self-developed stores where tenant allowances are provided by landlords.

•
Changes in income taxes payable / receivable for fiscal 2014 increased operating cash flows by $45.8 million compared to the same period in fiscal 2013. Income tax payments in 2014 were favorably impacted by the timing of deductions related to qualified capital expenditures.

•	Cash flows provided by changes in inventory and accounts payable increased $46.8 million compared to fiscal 2013, primarily attributable to the timing of inventory receipts.

•	Changes in accrued expenses increased $23.3 million compared to last year, primarily due to higher incentive compensation accruals at the end of fiscal 2012 that were subsequently paid in fiscal 2013.

Investing Activities

Cash used in investing activities for fiscal 2014 decreased by $34.2 million to $305.0 million from fiscal 2013. During fiscal 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft, compared to $11.0 million received from the sale of a Gulfstream G200 corporate aircraft during fiscal 2013. Deposits and purchases of other assets decreased $34.0 million compared to last year. Last year included $48.8 million of payments related to the acquisition of corporate aircraft, while this year includes the Company's $26.3 million acquisition of intellectual property rights to the Field & Stream mark in product categories that were not otherwise owned by the Company. These reductions in investing activity cash outflows were partially offset by a $63.3 million increase in gross capital expenditures during fiscal 2014 compared to fiscal 2013, which reflects a higher number of self-developed stores opened by the Company in fiscal 2014.

Financing Activities

Cash used in financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash used in financing activities for fiscal 2014 totaled $260.9 million compared to $228.1 million in fiscal 2013. The increase in cash used primarily reflects changes in our bank overdraft balance between years and lower cash flows from stock option exercises during fiscal 2014. These increases were partially offset by lower share repurchases in fiscal 2014.

Contractual Obligations and Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as of January 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Capital lease obligations (see Note 7)	$5,994	$429	$1,001	$1,320	$3,244
Other long-term debt	456	108	239	109	—
Interest payments (see Note 7)	3,213	595	1,047	827	744
Operating lease obligations (see Note 8) (a)	3,503,893	505,519	981,276	780,751	1,236,347
Unrecognized tax benefits (b)	3,643	3,643	—	—	—
Purchase and other commitments (see Note 14) (c)	280,968	63,997	87,714	88,496	40,761
Total contractual obligations	$3,798,167	$574,291	$1,071,277	$871,503	$1,281,096

(a)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(b)	Excludes $6,501 of accrued liability for unrecognized tax benefits as we cannot reasonably estimate the timing of settlement. These payments include interest and penalties.

(c)
The Company's purchase obligations relate primarily to marketing commitments, including naming rights, licenses for trademarks, corporate aircraft, and technology-related and other ordinary course commitments. In the ordinary course of business, the Company enters into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2014.

The Note references in the table above are to the Notes to the Consolidated Financial Statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at January 31, 2015 (in thousands):

	Total	Less than 1 year
Other commercial commitments:
Documentary letters of credit	$—	$—
Standby letters of credit	14,031	14,031
Total other commercial commitments	$14,031	$14,031

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangements

The majority of our contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancellable operating leases as of January 31, 2015 are described under the heading "Operating lease obligations" in the table above.

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

Inventory Valuation

The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions or business trends could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

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

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities. As of January 31, 2015, the Company had no reporting unit(s) at risk for goodwill impairment.

Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, or more frequently as mentioned above. The fair value of the Company's intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future sales growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, the Company may be exposed to losses that could be material. The Company does not believe there is reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate fair value.
The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

Impairment of Long-Lived Assets and Closed Store Reserves

The Company reviews long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. The Company uses an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over its remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, the Company makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains a revolving credit facility to support potential liquidity and capital needs. Our interest rate under the Credit Agreement is benchmarked to, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. There were no outstanding borrowings under the Credit Agreement as of January 31, 2015 and February 1, 2014.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. The Company had cash equivalent investments at January 31, 2015 and February 1, 2014 totaling $89.0 million and $91.9 million, respectively. As these investments are short-term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments. During fiscal 2014 and 2013, a hypothetical 10% increase or decrease in interest rates would not have materially affected the Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 44 through 67 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2015 of the Company and our report dated March 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 27, 2015

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

Information relative to Directors of the Company is set forth under the section entitled "Item 1 - Election of Directors" in the Company's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders ("2015 Proxy Statement") and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to Executive Officers of the Company is set forth in Part I, Item 1.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled "Stock Ownership" in the 2015 Proxy Statement and is incorporated herein by reference.

(d)
The Company has adopted a code of ethics entitled "The Rules of the Game: The Dick's Sporting Goods Code of Ethics and Business Conduct" (the "Code of Conduct") that applies to all of its employees, including Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company's website at www.DICKS.com/investors. If the Company makes any amendments to the Code of Conduct other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company's website does not form a part of this Annual Report on Form 10-K.

(e)
Information on our audit committee and audit committee financial expert is set forth under the section entitled "Corporate Governance" in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the sections entitled "Executive Compensation", "Compensation Tables", "Corporate Governance" and "Item 1 - Election of Directors" in the Company's 2015 Proxy Statement. The information under the caption "Executive Compensation - Compensation Committee Report" shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's 2015 Proxy Statement. The following table summarizes information, as of January 31, 2015 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,197,096	(2)	$32.57	10,862,360	(3)
Equity compensation plans not approved by security holders	—			—
Total	4,197,096			10,862,360

(1)	Represents outstanding awards pursuant to the Company's 2002 Amended and Restated Stock and Incentive Plan, 2012 Stock and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors - How does the Board determine which directors are considered independent?" in the Company's 2015 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption "Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2015 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 42 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 70 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 71 to 73 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick's Sporting Goods, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 27, 2015

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$6,814,479	$6,213,173	$5,836,119
Cost of goods sold, including occupancy and distribution costs	4,727,813	4,269,223	3,998,956
GROSS PROFIT	2,086,666	1,943,950	1,837,163
Selling, general and administrative expenses	1,502,089	1,386,315	1,297,413
Pre-opening expenses	30,518	20,823	16,076
INCOME FROM OPERATIONS	554,059	536,812	523,674
Impairment of available-for-sale investments	—	—	32,370
Interest expense	3,215	2,929	6,034
Other income	(5,170)	(12,224)	(4,555)
INCOME BEFORE INCOME TAXES	556,014	546,107	489,825
Provision for income taxes	211,816	208,509	199,116
NET INCOME	$344,198	$337,598	$290,709
EARNINGS PER COMMON SHARE:
Basic	$2.89	$2.75	$2.39
Diluted	$2.84	$2.69	$2.31
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	119,244	122,878	121,629
Diluted	121,238	125,628	125,995

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
NET INCOME	$344,198	$337,598	$290,709
OTHER COMPREHENSIVE LOSS:
Unrealized loss on securities available-for-sale, net of tax	—	—	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of tax	—	—	27,636
Foreign currency translation adjustment, net of tax	(97)	(88)	(6)
TOTAL OTHER COMPREHENSIVE LOSS	(97)	(88)	(6)
COMPREHENSIVE INCOME	$344,101	$337,510	$290,703

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	January 31, 2015	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,679	$181,731
Accounts receivable, net	80,292	60,779
Income taxes receivable	14,293	7,275
Inventories, net	1,390,767	1,232,065
Prepaid expenses and other current assets	91,767	99,386
Deferred income taxes	51,586	38,835
Total current assets	1,850,384	1,620,071
PROPERTY AND EQUIPMENT, NET	1,203,382	1,084,529
INTANGIBLE ASSETS, NET	110,162	98,255
GOODWILL	200,594	200,594
OTHER ASSETS:
Deferred income taxes	1,862	2,477
Other	69,814	65,561
Total other assets	71,676	68,038
TOTAL ASSETS	$3,436,198	$3,071,487
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$614,511	$562,439
Accrued expenses	283,828	265,040
Deferred revenue and other liabilities	172,259	154,384
Income taxes payable	47,698	19,825
Current portion of other long-term debt and leasing obligations	537	899
Total current liabilities	1,118,833	1,002,587
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	5,913	6,476
Deferred income taxes	44,494	38,617
Deferred revenue and other liabilities	434,733	331,628
Total long-term liabilities	485,140	376,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 106,414,288 and 104,945,366 at January 31, 2015 and February 1, 2014, respectively; outstanding shares 93,205,708 and 96,065,661 at January 31, 2015 and February 1, 2014, respectively	932	961
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,900,870 at January 31, 2015 and February 1, 2014, respectively	249	249
Additional paid-in capital	1,015,404	958,943
Retained earnings	1,471,182	1,187,514
Accumulated other comprehensive (loss) income	(73)	24
Treasury stock, at cost, 13,208,580 and 8,879,705 at January 31, 2015 and February 1, 2014, respectively	(655,469)	(455,512)
Total stockholders' equity	1,832,225	1,692,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,436,198	$3,071,487

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Dollars	Shares	Dollars
BALANCE, January 28, 2012	96,373,002	$964	24,960,870	$250	$699,766	$932,871	$118	$(1,224)	$1,632,745
Exchange of Class B common stock for common stock	60,000	1	(60,000)	(1)	—	—	—	—	—
Exercise of stock options	5,431,053	54	—	—	78,231	—	—	—	78,285
Restricted stock vested	381,128	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(116,591)	(1)	—	—	(5,517)	—	—	—	(5,518)
Net income	—	—	—	—	—	290,709	—	—	290,709
Stock-based compensation	—	—	—	—	32,181	—	—	—	32,181
Total tax benefit from exercise of stock options	—	—	—	—	69,578	—	—	—	69,578
Foreign currency translation adjustment, net of taxes of $4	—	—	—	—	—	—	(6)	—	(6)
Unrealized loss on securities available-for-sale, net of taxes of $4,734	—	—	—	—	—	—	(27,636)	—	(27,636)
Reclassification adjustment for impairment of securities available-for-sale, net of taxes of $4,734	—	—	—	—	—	—	27,636	—	27,636
Purchase of shares for treasury	(4,023,900)	(40)	—	—	—	—	—	(198,734)	(198,774)
Cash dividends declared, $2.50 per common share	—	—	—	—	—	(311,876)	—	—	(311,876)
BALANCE, February 2, 2013	98,104,692	$981	24,900,870	$249	$874,236	$911,704	$112	$(199,958)	$1,587,324
Exercise of stock options	2,154,201	22	—	—	43,460	—	—	—	43,482
Restricted stock vested	913,759	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(281,786)	(3)	—	—	(13,165)	—	—	—	(13,168)
Net income	—	—	—	—	—	337,598	—	—	337,598
Stock-based compensation	—	—	—	—	27,119	—	—	—	27,119
Total tax benefit from exercise of stock options	—	—	—	—	27,302	—	—	—	27,302
Foreign currency translation adjustment, net of taxes of $51	—	—	—	—	—	—	(88)	—	(88)
Purchase of shares for treasury	(4,825,205)	(48)	—	—	—	—	—	(255,554)	(255,602)
Cash dividends declared, $0.50 per common share	—	—	—	—	—	(61,788)	—	—	(61,788)
BALANCE, February 1, 2014	96,065,661	$961	24,900,870	$249	$958,943	$1,187,514	$24	$(455,512)	$1,692,179
Exercise of stock options	1,175,540	11	—	—	26,110	—	—	—	26,121
Restricted stock vested	433,249	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(139,867)	(1)	—	—	(7,792)	—	—	—	(7,793)
Net income	—	—	—	—	—	344,198	—	—	344,198
Stock-based compensation	—	—	—	—	26,275	—	—	—	26,275
Total tax benefit from exercise of stock options	—	—	—	—	11,872	—	—	—	11,872
Foreign currency translation adjustment, net of taxes of $57	—	—	—	—	—	—	(97)	—	(97)
Purchase of shares for treasury	(4,328,875)	(43)	—	—	—	—	—	(199,957)	(200,000)
Cash dividends declared, $0.50 per common share	—	—	—	—	—	(60,530)	—	—	(60,530)
BALANCE, January 31, 2015	93,205,708	$932	24,900,870	$249	$1,015,404	$1,471,182	$(73)	$(655,469)	$1,832,225

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$344,198	$337,598	$290,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,431	154,928	125,096
Impairment of available-for-sale investments	—	—	32,370
Deferred income taxes	(6,259)	24,563	(2,362)
Stock-based compensation	26,275	27,119	32,181
Excess tax benefit from exercise of stock options	(11,953)	(26,906)	(59,903)
Gain on sale of asset	(14,428)	—	—
Other non-cash items	576	581	372
Changes in assets and liabilities:
Accounts receivable	1,797	(9,690)	(4,328)
Inventories	(158,702)	(135,879)	(81,189)
Prepaid expenses and other assets	(11,004)	(7,717)	(8,693)
Accounts payable	81,330	11,684	(13,588)
Accrued expenses	16,158	(7,117)	(5,576)
Income taxes payable / receivable	32,476	(13,357)	92,352
Deferred construction allowances	101,630	47,760	28,691
Deferred revenue and other liabilities	24,453	303	12,152
Net cash provided by operating activities	605,978	403,870	438,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(349,007)	(285,668)	(219,026)
Purchase of JJB Sports convertible notes and equity securities	—	—	(31,986)
Proceeds from sale of other assets	74,534	11,000	—
Proceeds from sale-leaseback transactions	—	—	3,406
Deposits and purchases of other assets	(30,547)	(64,507)	(76,748)
Net cash used in investing activities	(305,020)	(339,175)	(324,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,401,800	926,000	—
Revolving credit repayments	(1,401,800)	(926,000)	—
Payments on other long-term debt and leasing obligations	(925)	(8,984)	(145,322)
Construction allowance receipts	—	—	—
Proceeds from exercise of stock options	26,121	43,482	78,285
Excess tax benefit from exercise of stock options	12,204	27,106	64,767
Minimum tax withholding requirements	(7,793)	(13,168)	(5,518)
Cash paid for treasury stock	(200,000)	(255,602)	(198,774)
Cash dividends paid to stockholders	(61,262)	(64,432)	(306,972)
(Decrease) increase in bank overdraft	(29,258)	43,508	10,422
Net cash used in financing activities	(260,913)	(228,090)	(503,112)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(97)	(88)	(6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,948	(163,483)	(389,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,731	345,214	734,402
CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,679	$181,731	$345,214
Supplemental disclosure of cash flow information:
Accrued property and equipment	$42,900	$40,745	$23,772
Accrued deposits and purchases of other assets	$—	$—	$15,000
Cash paid during the year for interest	$2,631	$2,255	$5,352
Cash paid during the year for income taxes	$186,790	$206,397	$117,387
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

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2014, 2013 and 2012 ended on January 31, 2015, February 1, 2014 and February 2, 2013, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2012, which included 53 weeks.

Principles of Consolidation – The Consolidated Financial Statements include Dick's Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain reclassifications have been made to prior year amounts within the Consolidated Statement of Cash Flows to conform to current year presentation.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments and totaled $89.0 million and $91.9 million at January 31, 2015 and February 1, 2014, respectively. Interest income from cash equivalents was $0.1 million, $0.2 million and $1.0 million for fiscal 2014, 2013 and 2012, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 31, 2015 and February 1, 2014 include $105.9 million and $135.2 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consist principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $2.7 million and $3.1 million as of January 31, 2015 and February 1, 2014, respectively.

Inventories – Inventories are stated at the lower of weighted average cost or market. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $100.2 million and $82.6 million at January 31, 2015 and February 1, 2014, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Depreciation expense was $159.1 million, $151.5 million and $123.3 million for fiscal 2014, 2013 and 2012, respectively.

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

The Company recognizes a liability for costs associated with closed or relocated premises when the Company ceases to use the location. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated on a quarterly basis.

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

Cost of Goods Sold – Cost of goods sold includes the cost of merchandise, vendor allowances, inventory shrinkage and obsolescence, freight, distribution, shipping and store occupancy costs. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters.

Advertising Costs – Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $248.7 million, $223.9 million and $201.0 million for fiscal 2014, 2013 and 2012, respectively.

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

Segment Information – The Company is a specialty omni-channel retailer that offers a broad range of products in its specialty retail stores primarily in the eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the Company's operating segments are aggregated within one reportable segment. The following table sets forth the approximate amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in millions):

	Fiscal Year
	2014	2013	2012
Hardlines	$2,992	$2,763	$2,755
Apparel	2,461	2,184	1,929
Footwear	1,316	1,222	1,115
Other	45	44	37
Total net sales	$6,814	$6,213	$5,836

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

Leases – Escalating rent payments, rent abatements and rent holidays are considered in the calculation of minimum lease payments in the Company's capital lease tests and in determining straight-line rent expense for operating leases. The Company records any difference between the straight-line rent amount and amounts payable under the lease as part of deferred rent within long-term deferred revenue and other liabilities on the Consolidated Balance Sheets.

Contingent payments based upon sales and future increases determined by inflation related indices cannot be estimated at the inception of the lease and accordingly, are charged to operations as incurred. The Company records contingent rent within accrued expenses on the Consolidated Balance Sheets.

Recently Issued Accounting Pronouncement – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s Consolidated Financial Statements.

2. Goodwill and Other Intangible Assets

At January 31, 2015 and February 1, 2014, the Company reported goodwill of $200.6 million net of accumulated impairment charges of $111.3 million. There was no change in the carrying value of goodwill during fiscal 2014 or fiscal 2013. No impairment charges were recorded for goodwill in fiscal 2014, 2013 or 2012.

The Company had indefinite-lived and finite-lived intangible assets of $103.8 million and $6.3 million, respectively, as of January 31, 2015 and $89.5 million and $8.8 million, respectively, as of February 1, 2014. During fiscal 2014, the Company recorded a $12.4 million non-cash impairment charge for a trademark and trade name related to the Company's golf restructuring to reduce the carrying value of the respective assets to their estimated fair value. The impairment charge is included within selling, general and administrative expenses on the Consolidated Statement of Income. No impairment charges were recorded for the Company's intangible assets in fiscal 2013 or 2012.

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

The components of intangible assets were as follows (in thousands):

	2014		2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$87,081	$—	$68,730	$—
Trade name (indefinite-lived)	11,400	—	15,900	—
Customer list	1,200	(1,200)	1,200	(1,200)
Favorable leases and other finite-lived intangible assets	16,205	(9,882)	16,454	(7,674)
Other indefinite-lived intangible assets	5,358	—	4,845	—
Total intangible assets	$121,244	$(11,082)	$107,129	$(8,874)

Amortization expense for the Company's finite-lived intangible assets was $2.5 million, $2.3 million and $2.0 million for fiscal 2014, 2013 and 2012, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of January 31, 2015 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2015	$1,553
2016	1,498
2017	1,273
2018	1,055
2019	554
Thereafter	390
Total	$6,323

3. Store Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2014	2013
Accrued store closing and relocation reserves, beginning of period	$17,102	$31,785
Expense charged to earnings	2,149	—
Cash payments	(6,381)	(12,516)
Interest accretion and other changes in assumptions	(85)	(2,167)
Accrued store closing and relocation reserves, end of period	12,785	17,102
Less: current portion of accrued store closing and relocation reserves	(4,208)	(5,949)
Long-term portion of accrued store closing and relocation reserves	$8,577	$11,153

The current portion of accrued store closing and relocation reserves is included within accrued expenses and the long-term portion is included within long-term deferred revenue and other liabilities on the Consolidated Balance Sheets. The related expense is recorded within selling, general and administrative expenses on the Consolidated Statements of Income.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2014	2013
Buildings and land	$220,852	$220,295
Leasehold improvements	1,069,868	895,798
Furniture, fixtures and equipment	1,048,887	943,532
Total property and equipment	2,339,607	2,059,625
Less: accumulated depreciation and amortization	(1,136,225)	(975,096)
Net property and equipment	$1,203,382	$1,084,529

The amounts above include construction in progress of $113.4 million and $101.1 million for fiscal 2014 and 2013, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2014	2013
Accrued payroll, withholdings and benefits	$98,327	$99,619
Accrued real estate taxes, utilities and other occupancy	54,200	60,178
Accrued property and equipment	43,666	41,036
Accrued sales tax	26,153	21,800
Other accrued expenses	61,482	42,407
Total accrued expenses	$283,828	$265,040

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods (in thousands):

	2014	2013
Current:
Deferred gift card revenue	$151,791	$138,513
Deferred construction allowances	1,686	1,439
Other	18,782	14,432
Total current	$172,259	$154,384
Long-term:
Deferred rent, including pre-opening rent	$80,130	$70,713
Deferred construction allowances	278,391	181,148
Other	76,212	79,767
Total long-term	$434,733	$331,628

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

The Company's outstanding debt consists of the following as of the end of the fiscal periods (in thousands):

	2014	2013
Revolving line of credit	$—	$—
Capital leases	5,994	6,818
Other debt	456	557
Total debt	6,450	7,375
Less: current portion	(537)	(899)
Total long-term debt	$5,913	$6,476

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

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of January 31, 2015, the Company was in compliance with the terms of the credit agreement.

There were no borrowings under the Credit Agreement as of January 31, 2015 and February 1, 2014, respectively. As of January 31, 2015, the Company had outstanding letters of credit and total borrowing capacity under the Credit Agreement of $14.0 million and $486.0 million, respectively. The Company had $13.0 million of outstanding letters of credit and $487.0 million of total borrowing capacity as of February 1, 2014.

Capital Lease Obligations – The gross and net carrying values of assets under capital leases were $7.3 million and $0.8 million, respectively, as of January 31, 2015, and $30.3 million and $16.3 million, respectively, as of February 1, 2014. The Company also leases two buildings from an entity that is a related party to its Chairman and Chief Executive Officer, under a capital lease entered into May 1, 1986 that expires in April 2021.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Scheduled lease payments under capital lease obligations as of January 31, 2015 are as follows (in thousands):

Fiscal Year
2015	$1,024
2016	1,024
2017	1,024
2018	1,044
2019	1,103
Thereafter	3,988
Subtotal	9,207
Less: amounts representing interest	(3,213)
Present value of net scheduled lease payments	5,994
Less: amounts due in one year	(429)
Total long-term capital leases	$5,565

8. Operating Leases

The Company leases substantially all of its stores, three distribution centers and equipment under non-cancellable operating leases that expire at various dates through 2030. Initial lease terms are generally for 10 to 15 years and most store leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases, contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases totaled approximately $441.5 million, $411.5 million and $388.3 million for fiscal 2014, 2013 and 2012, respectively. The Company entered into sale-leaseback transactions related to store fixtures, buildings and equipment that resulted in cash receipts of $3.4 million for fiscal 2012.

Scheduled lease payments due under non-cancellable operating leases as of January 31, 2015 are as follows (in thousands):

Fiscal Year
2015	$505,519
2016	511,223
2017	470,053
2018	416,897
2019	363,854
Thereafter	1,236,347
Total	$3,503,893

The Company has subleases related to certain of its operating lease agreements. The Company recognized sublease rental income of $0.6 million, $0.7 million and $0.9 million in fiscal 2014, 2013 and 2012, respectively.

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

Holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party, relatives of the related party and trusts held by them hold all of the Class B common stock. These shares can only be held by members of this group and are not publicly tradable. Each share of Class B common stock can be converted at any time into one share of common stock at the holder's option.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends per Common Share – The Company declared and paid cash dividends of $0.50, $0.50 and $2.50 per share of common stock and Class B common stock during fiscal 2014, 2013 and 2012, respectively. Fiscal 2012 included a special cash dividend of $2.00 per share of common stock and Class B common stock.

Treasury Stock – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2014, the Company repurchased 4.3 million shares of its common stock for $200.0 million. During fiscal 2013, the Company repurchased 4.8 million shares of its common stock for $255.6 million.

10. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan (the "Plan"). As of January 31, 2015, shares of common stock available for future issuance pursuant to the Plan were 10,862,360 shares.

The following represents total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2014	2013	2012
Stock option expense	$7,903	$8,263	$10,215
Restricted stock expense	18,372	18,856	21,966
Total stock-based compensation expense	$26,275	$27,119	$32,181
Total related tax benefit	$9,200	$9,230	$11,561

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

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2014	2013	2012
Expected life (years) (1)	5.23	5.33	5.70
Expected volatility (2)	31.97% - 44.48%	36.10% - 47.86%	44.52% - 49.38%
Weighted average volatility	36.28%	46.71%	47.25%
Risk-free interest rate (3)	1.44% - 2.39%	0.73% - 1.73%	0.59% - 1.57%
Expected dividend yield	0.90% - 1.13%	0.98% - 1.04%	0.98% - 1.25%
Weighted average grant date fair value	$17.31	$18.31	$19.24

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

The stock option activity from January 28, 2012 through January 31, 2015 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 28, 2012	11,658,089	$18.60	3.45	$262,995
Granted	581,665	48.35
Exercised	(5,431,053)	14.38
Forfeited / Expired	(99,977)	25.48
Outstanding, February 2, 2013	6,708,724	$24.50	3.60	$157,380
Granted	682,344	47.31
Exercised	(2,154,201)	20.18
Forfeited / Expired	(282,820)	41.57
Outstanding, February 1, 2014	4,954,047	$28.55	3.19	$118,784
Granted	559,722	53.78
Exercised	(1,175,540)	22.22
Forfeited / Expired	(256,931)	44.42
Outstanding, January 31, 2015	4,081,298	$32.83	3.00	$78,432
Exercisable, January 31, 2015	2,874,454	$25.84	2.05	$74,210
Vested and expected to vest, January 31, 2015	3,962,463	$32.27	2.92	$78,172

The aggregate intrinsic value reported in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2014, 2013 and 2012 was $34.3 million, $67.2 million and $186.5 million, respectively. The total fair value of options vested during 2014, 2013 and 2012 was $8.2 million, $14.9 million and $7.1 million, respectively. The nonvested stock option activity for the year ended January 31, 2015 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, February 1, 2014	1,336,590	$17.90
Granted	559,722	17.31
Vested	(484,356)	17.02
Forfeited	(205,112)	17.17
Nonvested, January 31, 2015	1,206,844	$18.10

As of January 31, 2015, unrecognized stock-based compensation expense related to nonvested stock options was approximately $13.2 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.31 years.

The Company issues new shares of common stock upon exercise of stock options.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of January 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.44 - $18.95	1,170,980	1.10	$15.57	1,170,980	$15.57
$19.71 - $28.23	1,140,891	2.09	27.30	1,140,891	27.30
$33.13 - $48.60	1,202,870	4.31	44.83	532,285	43.89
$49.26 - $57.59	566,557	5.96	54.16	30,298	51.36
$12.44 - $57.59	4,081,298	3.00	$32.83	2,874,454	$25.84

Restricted Stock – The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

The restricted stock activity from January 28, 2012 through January 31, 2015 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 28, 2012	2,090,433	$28.16
Granted	542,221	48.55
Vested	(381,278)	15.09
Forfeited	(159,281)	32.76
Nonvested, February 2, 2013	2,092,095	$35.48
Granted	1,806,949	46.85
Vested	(913,769)	27.46
Forfeited	(553,621)	39.93
Nonvested, February 1, 2014	2,431,654	$45.93
Granted	593,841	53.36
Vested	(433,249)	39.99
Forfeited	(406,127)	48.40
Nonvested, January 31, 2015	2,186,119	$48.67

As of January 31, 2015, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock, net of estimated forfeitures, was approximately $23.3 million before income taxes, which is expected to be recognized over a weighted average period of approximately 1.99 years.

During 2013, the Company issued a special grant of 1,185,793 shares of performance-based restricted stock in support of the Company's five-year strategic plan. The Company issued an additional 118,095 shares of performance-based restricted stock during 2014. As of January 31, 2015, nonvested restricted stock outstanding included 862,655 shares of these performance-based awards, which vest at the end of a five-year period based upon the achievement of certain pre-established financial performance metrics at the end of the performance period, with an opportunity for earlier vesting if the target metrics are achieved at the end of any fiscal year within the performance period. As of January 31, 2015, these awards were not deemed probable of achieving the pre-established financial performance metrics.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Income Taxes

The components of the provision for income taxes are as follows for the fiscal periods ended (in thousands):

	2014	2013	2012
Current:
Federal	$187,735	$156,177	$174,049
State	30,340	27,769	27,429
	218,075	183,946	201,478
Deferred:
Federal	(5,740)	23,499	(1,734)
State	(519)	1,064	(628)
	(6,259)	24,563	(2,362)
Total provision	$211,816	$208,509	$199,116

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.1%	3.5%	3.6%
Valuation allowance	—%	(0.4)%	1.6%
Other permanent items	—%	0.1%	0.5%
Effective income tax rate	38.1%	38.2%	40.7%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2014	2013
Inventory	$42,163	$35,531
Store closing expense	4,984	6,674
Stock-based compensation	25,913	26,692
Capital loss carryforward	5,608	6,242
Employee benefits	34,167	33,156
Other accrued expenses not currently deductible for tax purposes	5,520	4,631
Deferred rent	31,234	27,609
Insurance	2,432	2,352
Gift cards	13,691	11,531
Deferred revenue currently taxable	4,837	4,404
Non income-based tax reserves	8,174	7,098
Uncertain income tax positions	3,524	3,112
Valuation allowance	(5,608)	(6,242)
Other	77	—
Total deferred tax assets	176,716	162,790
Property and equipment	(134,057)	(118,854)
Inventory	(27,386)	(30,342)
Intangibles	(6,319)	(10,875)
Other	—	(24)
Total deferred tax liabilities	(167,762)	(160,095)
Net deferred tax asset	$8,954	$2,695

In 2014, of the $9.0 million net deferred tax asset, $51.6 million is included within current assets, $1.9 million is included within other long-term assets and $44.5 million is included within other long-term liabilities on the Consolidated Balance Sheets. In 2013, of the $2.7 million net deferred tax asset, $38.8 million was included within current assets, $2.5 million was included within other long-term assets and $38.6 million was included within other long-term liabilities on the Consolidated Balance Sheets.

The Company determined that a valuation allowance of $7.9 million was required for a portion of the deferred tax asset recorded in fiscal 2012 relating to a $32.4 million net capital loss carryforward resulting from the impairment of its investment in JJB Sports, plc ("JJB Sports"). During the first quarter of 2013, the Company determined that it would recover $4.3 million of its investment in JJB Sports, which it had previously impaired. There was no related tax expense for this recovery as the Company reversed a portion of the deferred tax valuation allowance it had previously recorded for net capital loss carryforwards it did not expect to realize at the time its investment in JJB Sports was fully impaired. The Company has received, and may receive in future periods, additional immaterial recoveries related to its investment in JJB Sports.

As of January 31, 2015, the total liability for uncertain tax positions, including related interest and penalties, was approximately $10.1 million.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents a reconciliation of the Company's total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2014	2013	2012
Beginning of fiscal year	$7,507	$10,670	$18,692
Increases as a result of tax positions taken in a prior period	124	1,651	1,816
Decreases as a result of tax positions taken in a prior period	—	(2,240)	(4,370)
Increases as a result of tax positions taken in the current period	1,057	985	1,740
Decreases as a result of settlements during the current period	(312)	(3,559)	(6,405)
Reductions as a result of a lapse of statute of limitations during the current period	—	—	(803)
End of fiscal year	$8,376	$7,507	$10,670

The balance at January 31, 2015 includes $5.4 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

As of January 31, 2015, the liability for uncertain tax positions includes $1.8 million for the accrual of interest and penalties. During fiscal 2014, 2013 and 2012, the Company recorded $0.3 million, $0.9 million and $0.8 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $3.6 million of the Company's gross unrecognized tax benefits and interest at January 31, 2015 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2015.

The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2013 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2007.

12. Earnings per Common Share

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2014	2013	2012
Earnings per common share - Basic:
Net income	$344,198	$337,598	$290,709
Weighted average common shares outstanding - basic	119,244	122,878	121,629
Earnings per common share	$2.89	$2.75	$2.39
Earnings per common share - Diluted:
Net income	$344,198	$337,598	$290,709
Weighted average common shares outstanding - basic	119,244	122,878	121,629
Dilutive effect of stock-based awards	1,994	2,750	4,366
Weighted average common shares outstanding - diluted	121,238	125,628	125,995
Earnings per common share	$2.84	$2.69	$2.31

Anti-dilutive stock-based awards excluded from diluted calculation	1,334	899	768

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees who have worked 1,000 hours or more in a year. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $6.1 million, $6.4 million and $5.3 million for fiscal 2014, 2013 and 2012, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $52.2 million and $49.4 million as of January 31, 2015 and February 1, 2014, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $1.5 million, $1.0 million and $0.9 million for fiscal 2014, 2013 and 2012, respectively.

14. Commitments and Contingencies

Marketing and Naming Rights Commitments

Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company's brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $52.1 million, $29.0 million and $25.8 million during fiscal 2014, 2013 and 2012, respectively. The aggregate amount of future minimum payments at January 31, 2015 is as follows (in thousands):

Fiscal Year
2015	$37,534
2016	34,549
2017	3,090
2018	3,176
2019	3,266
Thereafter	20,409
Total	$102,024

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Licenses for Trademarks

Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $16.4 million, $16.8 million and $17.8 million during fiscal 2014, 2013 and 2012, respectively. The aggregate amount of future minimum payments at January 31, 2015 is as follows (in thousands):

Fiscal Year
2015	$18,157
2016	19,214
2017	21,052
2018	21,202
2019	21,352
Thereafter	20,352
Total	$121,329

Other

The Company also has other non-cancellable contractual commitments, including corporate aircraft and technology-related commitments extending through 2019. The aggregate payments under these commitments were $8.7 million, $43.9 million and $9.6 million during fiscal 2014, 2013 and 2012, respectively. The aggregate amount of future minimum payments at January 31, 2015 is as follows (in thousands):

Fiscal Year
2015	$8,306
2016	8,815
2017	994
2018	35,000
2019	4,500
Thereafter	—
Total	$57,615

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's initial fair value of its investment in the Convertible Notes was determined using a binomial lattice model with Level 2 inputs, including JJB Sports' stock price, the expected stock price volatility, the interest rate on the Convertible Notes, the risk-free interest rate based upon appropriate government yield curves and option-adjusted spreads for comparable securities. Due to the use of discounted expected future cash flows to derive the fair value of the Convertible Notes, the Company reclassified its investment as a Level 3 investment during the fiscal quarter ended July 28, 2012 (see Note 16).

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

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of January 31, 2015 and February 1, 2014 are set forth in the table below:

Description	Level 1	Level 2	Level 3
As of January 31, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$52,193	$—	$—
Total assets	$52,193	$—	$—
As of February 1, 2014
Assets:
Deferred compensation plan assets held in trust (1)	$49,351	$—	$—
Total assets	$49,351	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan (See Note 13).

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both January 31, 2015 and February 1, 2014.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the fiscal year ended January 31, 2015 and February 1, 2014. Additionally, the Company did not hold any Level 3 financial assets or liabilities as of January 31, 2015 and February 1, 2014.

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

17. Related Party Transaction

On July 17, 2013, the Company entered into a purchase agreement (the "Purchase Agreement") with SP Aviation, LLC, an entity 50% owned by its Chairman and Chief Executive Officer. Pursuant to the Purchase Agreement, the Company sold a Gulfstream G200 corporate aircraft to SP Aviation, LLC for $11.0 million, paid in cash, representing the Company's carrying value of the asset at the time of sale. The transaction was approved pursuant to the Company's Related Party Transaction Policy.

18. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2014 and 2013 is as follows (in thousands, except earnings per share data):

	Fiscal 2014
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Net sales	$1,438,908		$1,688,890		$1,526,675	$2,160,006
Gross profit (1)	440,883		502,556		451,972	691,256
Income from operations (1)	112,088		111,562		79,930	250,480
Net income	69,984	(2)	69,467	(3)	49,211	155,536
Earnings per common share:
Basic (1)	$0.58		$0.58		$0.42	$1.32
Diluted (1)	$0.57		$0.57		$0.41	$1.30
Weighted average common shares outstanding:
Basic	121,138		119,950		118,142	117,745
Diluted	123,360		121,840		120,002	119,749

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal 2013
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Net sales	$1,333,701		$1,531,431		$1,400,623	$1,947,418
Gross profit	411,654		479,330		424,899	628,067
Income from operations (1)	97,617		137,095		79,053	223,048
Net income (1)	64,821	(4)	84,163	(5)	49,977	138,638
Earnings per common share:
Basic	$0.53		$0.68		$0.41	$1.13
Diluted (1)	$0.52		$0.67		$0.40	$1.11
Weighted average common shares outstanding:
Basic	122,702		122,901		123,221	122,687
Diluted	125,862		125,593		125,842	125,214

(1)	Quarterly results for fiscal 2014 and 2013 do not add to full year results due to rounding.

(2)	Includes gain on sale of a Gulfstream G650 corporate aircraft of $8.7 million.

(3)	Includes golf restructuring charges of $12.2 million.

(4)	Includes the partial recovery of a previously impaired asset of $4.3 million.

(5)	Includes asset impairment charge of $4.7 million.

19. Subsequent Event

On February 18, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.1375 per share of common stock and Class B common stock payable on March 31, 2015 to stockholders of record as of the close of business on March 13, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)

By: /s/ ANDRÉ J. HAWAUX
André J. Hawaux Executive Vice President – Chief Operating Officer / Chief Financial Officer
Date: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 27, 2015

/s/ ANDRÉ J. HAWAUX André J. Hawaux	Executive Vice President – Chief Operating Officer / Chief Financial Officer (principal financial officer)	March 27, 2015

/s/ JOSEPH R. OLIVER Joseph R. Oliver	Senior Vice President – Chief Accounting Officer (principal accounting officer)	March 27, 2015

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 27, 2015

/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 27, 2015

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 27, 2015

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 27, 2015

/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 27, 2015

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 27, 2015

/s/ LARRY D. STONE Larry D. Stone	Director	March 27, 2015

/s/ ALLEN WEISS Allen Weiss	Director	March 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and for each of the three years in the period ended January 31, 2015, and the Company's internal control over financial reporting as of January 31, 2015, and have issued our reports thereon dated March 27, 2015; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 27, 2015

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2012
Inventory reserve	$15,621	$5,751	$(3,400)	$17,972
Allowance for doubtful accounts	2,444	4,671	(4,377)	2,738
Reserve for sales returns	3,871	325,310	(324,799)	4,382
Allowance for deferred tax assets	—	7,942	—	7,942
Fiscal 2013
Inventory reserve	$17,972	$4,620	$(2,479)	$20,113
Allowance for doubtful accounts	2,738	4,996	(4,625)	3,109
Reserve for sales returns	4,382	356,444	(356,420)	4,406
Allowance for deferred tax assets	7,942	—	(1,700)	6,242
Fiscal 2014
Inventory reserve	$20,113	$18,634	$(6,450)	$32,297
Allowance for doubtful accounts	3,109	4,712	(5,137)	2,684
Reserve for sales returns	4,406	408,546	(407,123)	5,829
Allowance for deferred tax assets	6,242	—	(634)	5,608

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.1	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.2	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.3	Form of Option Award entered into between Registrant and various executive officers, directors and employees under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
10.4
Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004, between Lippman & Lippman, L.P., Martin and Donnabeth Lippman and Registrant
Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
10.5
Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Registrant
Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K, File No. 001-31463, filed on March 23, 2006
10.6	Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on July 6, 2006
10.7	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Statement on Form S-8, File No. 333-140713, filed on February 14, 2007
10.8	First Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q, File No. 001-31463, filed on June 6, 2007
10.9	Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.10	First Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.11	Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Annex A to the Registrant's Schedule 14A, File No. 001-31463, filed on April 21, 2010
10.12	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.13	Amendment to Golf Galaxy, Inc.'s Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008

10.14	Second Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.15	Third Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.16	Second Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.17	Form of Restricted Stock Award Agreement granted under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on November 15, 2011
10.18	Aircraft Charter Agreement, dated December 19, 2011 between Registrant and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on December 22, 2011
10.19
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
10.20
Lease Agreement originally dated June 25, 2007, for distribution center located in East Point, Georgia, between Duke Realty Limited Partnership and Registrant, as amended, supplemented or modified as of March 16, 2012
Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.21	Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.22	Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.23	Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.24	Form of Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 31, 2013
10.25	Retention and Consulting Agreement between the Company and John G. Duken, Executive Vice President, Global Merchandising	Filed herewith
10.26	Retention and Consulting Agreement between the Company and Joseph H. Schmidt, President and Chief Operating Officer	Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 27, 2015 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2
Certification of André J. Hawaux, Executive Vice President – Chief Operating Officer / Chief Financial Officer, dated as of March 27, 2015 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 27, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of André J. Hawaux, Executive Vice President – Chief Operating Officer / Chief Financial Officer, dated as of March 27, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended January 31, 2015 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.