Form 10-Q
period 2015-05-02
DICKS SPORTING GOODS INC
filed 2015-05-28
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2015

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 22, 2015, was 93,552,838 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	$1,565,308	$1,438,908
Cost of goods sold, including occupancy and distribution costs	1,096,320	998,025

GROSS PROFIT	468,988	440,883

Selling, general and administrative expenses	360,736	322,589
Pre-opening expenses	6,340	6,206

INCOME FROM OPERATIONS	101,912	112,088

Interest expense	634	610
Other income	(2,150)	(2,364)

INCOME BEFORE INCOME TAXES	103,428	113,842

Provision for income taxes	40,083	43,858

NET INCOME	$63,345	$69,984

EARNINGS PER COMMON SHARE:
Basic	$0.54	$0.58
Diluted	$0.53	$0.57

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	117,044	121,138
Diluted	118,906	123,360

Cash dividend declared per share	$0.1375	$0.1250

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
NET INCOME	$63,345	$69,984
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment, net of tax	31	7
TOTAL OTHER COMPREHENSIVE INCOME	31	7
COMPREHENSIVE INCOME	$63,376	$69,991

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,409	$221,679	$139,372
Accounts receivable, net	63,871	80,292	66,479
Income taxes receivable	5,748	14,293	6,861
Inventories, net	1,623,753	1,390,767	1,480,724
Prepaid expenses and other current assets	108,773	91,767	93,751
Deferred income taxes	45,555	51,586	33,715
Total current assets	1,929,109	1,850,384	1,820,902

Property and equipment, net	1,220,471	1,203,382	1,077,254
Intangible assets, net	110,179	110,162	97,795
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	812	1,862	2,606
Other	73,863	69,814	70,286
Total other assets	74,675	71,676	72,892
TOTAL ASSETS	$3,535,028	$3,436,198	$3,269,437

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$777,800	$614,511	$701,005
Accrued expenses	275,561	283,828	273,761
Deferred revenue and other liabilities	149,974	172,259	134,406
Income taxes payable	25,176	47,698	34,914
Current portion of other long-term debt and leasing obligations	539	537	459
Total current liabilities	1,229,050	1,118,833	1,144,545
LONG-TERM LIABILITIES:
Revolving credit borrowings	51,200	—	—
Other long-term debt and leasing obligations	5,781	5,913	6,356
Deferred income taxes	42,902	44,494	25,965
Deferred revenue and other liabilities	462,974	434,733	357,359
Total long-term liabilities	562,857	485,140	389,680
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	912	932	962
Class B common stock	249	249	249
Additional paid-in capital	1,029,208	1,015,404	972,338
Retained earnings	1,518,237	1,471,182	1,242,140
Accumulated other comprehensive (loss) income	(42)	(73)	31
Treasury stock, at cost	(805,443)	(655,469)	(480,508)
Total stockholders' equity	1,743,121	1,832,225	1,735,212
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,535,028	$3,436,198	$3,269,437

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 31, 2015	93,205,708	$932	24,900,870	$249	$1,015,404	$1,471,182	$(73)	$(655,469)	$1,832,225
Exercise of stock options	381,445	3	—	—	9,242	—	—	—	9,245
Restricted stock vested	381,761	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(129,006)	(1)	—	—	(7,506)	—	—	—	(7,507)
Net income	—	—	—	—	—	63,345	—	—	63,345
Stock-based compensation	—	—	—	—	7,008	—	—	—	7,008
Total tax benefit from exercise of stock options	—	—	—	—	5,064	—	—	—	5,064
Foreign currency translation adjustment, net of taxes of $18	—	—	—	—	—	—	31	—	31
Purchase of shares for treasury	(2,627,320)	(26)	—	—	—	—	—	(149,974)	(150,000)
Cash dividend declared	—	—	—	—	—	(16,290)	—	—	(16,290)
BALANCE, May 2, 2015	91,212,588	$912	24,900,870	$249	$1,029,208	$1,518,237	$(42)	$(805,443)	$1,743,121

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,345	$69,984
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,576	36,859
Deferred income taxes	5,489	(7,661)
Stock-based compensation	7,008	6,705
Excess tax benefit from exercise of stock options	(5,114)	(6,231)
Gain on sale of asset	—	(14,428)
Other non-cash items	133	145
Changes in assets and liabilities:
Accounts receivable	2,550	(375)
Inventories	(232,986)	(248,659)
Prepaid expenses and other assets	(16,878)	(14,407)
Accounts payable	163,478	168,833
Accrued expenses	(9,365)	(2,729)
Income taxes payable / receivable	(8,914)	21,743
Deferred construction allowances	40,579	24,002
Deferred revenue and other liabilities	(16,393)	(19,857)
Net cash provided by operating activities	35,508	13,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65,724)	(63,918)
Proceeds from sale of other assets	—	73,392
Deposits and purchases of other assets	(406)	(4)
Net cash (used in) provided by investing activities	(66,130)	9,470
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	124,300	—
Revolving credit repayments	(73,100)	—
Payments on other long-term debt and leasing obligations	(130)	(560)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	9,245	7,945
Excess tax benefit from exercise of stock options	5,115	6,240
Minimum tax withholding requirements	(7,507)	(7,499)
Cash paid for treasury stock	(150,000)	(25,000)
Cash dividend paid to stockholders	(17,413)	(16,619)
Decrease in bank overdraft	(189)	(30,267)
Net cash used in financing activities	(109,679)	(65,760)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(140,270)	(42,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221,679	181,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,409	$139,372

Supplemental disclosure of cash flow information:
Accrued property and equipment	$38,400	$41,596
Cash paid for interest	$456	$556
Cash paid for income taxes	$43,756	$29,615

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

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2015 as filed with the Securities and Exchange Commission on March 27, 2015. Operating results for the 13 weeks ended May 2, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 or any other period.

Recently Issued Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." This update requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s Consolidated Financial Statements.

Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company’s Consolidated Financial Statements.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2015 and 2014 (in thousands):

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Accrued store closing and relocation reserves, beginning of period	$12,785	$17,102
Expense charged to earnings	1,021	397
Cash payments	(1,141)	(1,183)
Interest accretion and other changes in assumptions	87	13
Accrued store closing and relocation reserves, end of period	12,752	16,329
Less: current portion of accrued store closing and relocation reserves	(4,159)	(5,945)
Long-term portion of accrued store closing and relocation reserves	$8,593	$10,384

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$63,345	$69,984

Weighted average common shares outstanding - basic	117,044	121,138
Dilutive effect of stock-based awards	1,862	2,222
Weighted average common shares outstanding - diluted	118,906	123,360

Earnings per common share - basic	$0.54	$0.58
Earnings per common share - diluted	$0.53	$0.57

Anti-dilutive stock-based awards excluded from diluted calculation	884	973

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of May 2, 2015 and January 31, 2015 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of May 2, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$57,270	$—	$—
Total assets	$57,270	$—	$—

As of January 31, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$52,193	$—	$—
Total assets	$52,193	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both May 2, 2015 and January 31, 2015.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 13 weeks ended May 2, 2015 or the fiscal year ended January 31, 2015.

5. Subsequent Event

On May 14, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.1375 per share of common stock and Class B common stock payable on June 30, 2015 to stockholders of record as of the close of business on June 12, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores and develop our own eCommerce platform, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, our financial condition or other "forward-looking" information, and include statements about revenues, earnings, spending, margins, costs, liquidity, store openings, eCommerce, operations, inventory, private brand products or our actions, plans or strategies.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2015 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	Our business is dependent on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	Omni-channel growth and our development of an eCommerce platform;

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings and new retail concepts;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including: consumer products and firearms and ammunition;

▪
Our relationships with our vendors or disruptions in our or our vendors' supply chains, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials or foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our key executive;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with our information systems;

▪	Any serious disruption at our distribution facilities;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	The seasonality of our business;

▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company;

▪	Our current intention to issue quarterly cash dividends; and

▪	Our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 31, 2015. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

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

As of May 2, 2015, we operated 612 Dick's Sporting Goods stores in 46 states, 78 Golf Galaxy stores in 29 states and 11 Field & Stream stores in six states, with approximately 34.7 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States. We also operate eCommerce websites at www.DICKS.com and www.golfgalaxy.com.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any other period within, or the entire, fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. For example, in the last five years, the Company has grown from 424 Dick's Sporting Goods stores as of May 1, 2010 to 612 Dick's Sporting Goods stores as of May 2, 2015. During that same time period, the Company's eCommerce sales penetration to total net sales has increased from 2.2% to 8.5%.

Over the past three years, the Company has innovated its eCommerce sites with enhancements in the customer experience, new releases of its mobile and tablet sites, and development of capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns that are consistent across our stores and our eCommerce websites. On average, approximately 80% of the Company's eCommerce sales are generated within our brick and mortar store trade areas.

The Company's store network and the integration of eCommerce remain fundamental to the strength of its omni-channel platform, and it continues to expand its presence through the opening of new stores. The Company believes it has the potential to reach approximately 1,100 Dick's Sporting Goods locations, including smaller market locations across the United States. The Company believes that growing its store network and eCommerce business simultaneously will enable it to profitably grow the business by delivering an omni-channel shopping experience for its customers.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the period ended May 2, 2015.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Net income for the current quarter decreased 9% to $63.3 million, or $0.53 per diluted share, as compared to net income of $70.0 million, or $0.57 per diluted share, for the quarter ended May 3, 2014. Net income for the quarter ended May 3, 2014 included $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft.

▪
Net sales increased 9% to $1.6 billion in the current quarter compared to the same quarter in fiscal 2014 due primarily to a 1.0% increase in consolidated same store sales and the growth of our store network.

▪	eCommerce sales penetration in the current quarter increased to 8.5% of total net sales, compared to 7.0% in the first quarter of 2014.

▪
Gross profit decreased 68 basis points to 29.96% as a percentage of net sales in the current quarter, as compared to the quarter ended May 3, 2014, due primarily to lower merchandise margin and increased occupancy costs and shipping expenses as a percentage of net sales.

▪	In the first quarter of 2015, the Company:

▪	Opened nine new Dick's Sporting Goods stores and one new Field & Stream store. The Company also relocated one Dick's Sporting Goods store and one Golf Galaxy store.

▪	Declared and paid a quarterly cash dividend of $0.1375 per share of common stock and Class B common stock.

▪	Repurchased approximately 2.6 million shares of common stock for $150 million.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	13 Weeks Ended May 2, 2015			13 Weeks Ended May 3, 2014
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	603	91	694	558	84	642
Q1 New stores	9	1	10	8	—	8
Ending stores	612	92	704	566	84	650

Relocated stores	1	1	2	1	1	2

(1)	Includes the Company's Golf Galaxy, Field & Stream and True Runner stores. As of May 2, 2015, the Company operated 78 Golf Galaxy stores, 11 Field & Stream stores and three True Runner stores.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2014-2015 (A)
	13 Weeks Ended
	May 2, 2015 (A)	May 3, 2014
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.04	69.36	68
Gross profit	29.96	30.64	(68)
Selling, general and administrative expenses (3)	23.05	22.42	63
Pre-opening expenses (4)	0.41	0.43	(2)
Income from operations	6.51	7.79	(128)
Interest expense	0.04	0.04	—
Other income (5)	(0.14)	(0.16)	2
Income before income taxes	6.61	7.91	(130)
Provision for income taxes	2.56	3.05	(49)
Net income	4.05%	4.86%	(81)

Other Data:
Consolidated same store sales increase	1.0%	1.5%
Number of stores at end of period (6)	704	650
Total square feet at end of period (6)	34,711,432	32,070,371

(A)	Column does not add due to rounding.

(1)
Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales is recognized upon shipment of merchandise. Service-related revenue is recognized as the services are performed. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the unaudited Consolidated Statements of Income within selling, general and administrative expenses at the point at which redemption becomes remote. The Company performs an evaluation of the aging of the unredeemed cards, based on the elapsed time from the date of original issuance, to determine when redemption becomes remote.

(2)
Cost of goods sold includes the cost of merchandise, vendor allowances, inventory shrinkage, freight, distribution, shipping and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. The cost of merchandise includes product costs paid to the vendor, including items such as purchase discounts and vendor chargebacks, as well as inventory write-downs for the lower of cost or market. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 13 weeks ended May 3, 2014 included a $14.4 million gain on sale of a Gulfstream G650 corporate aircraft.

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

13 Weeks Ended May 2, 2015 Compared to the 13 Weeks Ended May 3, 2014

Net Income

The Company reported net income of $63.3 million for the current quarter, or $0.53 per diluted share, compared to net income of $70.0 million, or $0.57 per diluted share, for the quarter ended May 3, 2014. Net income for the quarter ended May 3, 2014 included $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft.

Net Sales

Net sales increased 9% in the current quarter to $1.6 billion from $1.4 billion for the quarter ended May 3, 2014 due primarily to a 1.0% increase in consolidated same store sales and the growth of our store network. The 1.0% increase in consolidated same store sales contributed $14.4 million of the increase in net sales for the quarter ended May 2, 2015. The remaining $112.0 million increase in the Company's noncomparable sales is primarily attributable to new stores. The 1.0% increase in consolidated same store sales consisted of a 1.8% increase at Dick's Sporting Goods and an 11.0% decrease at Golf Galaxy. eCommerce sales penetration was 8.5% of total net sales during the current quarter compared to 7.0% of total net sales during the quarter ended May 3, 2014, representing an approximate increase of 33% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in Dick's Sporting Goods same store sales was primarily driven by increases across most of our apparel, hardlines and footwear categories. While the golf business at Dick's Sporting Goods experienced same store sales declines similar to Golf Galaxy, both showed significant sequential improvement in same store sales during the quarter. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.0% and an increase in transactions of approximately 0.8%. Based upon the current quarter sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and eCommerce sales, would impact earnings before income taxes for the current quarter by approximately $4.8 million.

Income from Operations

Income from operations decreased to $101.9 million in the current quarter from $112.1 million for the quarter ended May 3, 2014.

Gross profit increased 6% to $469.0 million in the current quarter from $440.9 million for the quarter ended May 3, 2014, but decreased as a percentage of net sales by 68 basis points compared to the same period last year. The decline in the gross profit rate was primarily driven by a decrease in merchandise margin of 56 basis points and an increase in occupancy and shipping expenses in the current quarter compared to the same period last year. During the current quarter, the decrease in merchandise margin was primarily driven by higher promotional activity, partially offset by changes in sales mix to higher margin categories. Occupancy costs increased $19.3 million in the current quarter from the quarter ended May 3, 2014. Our occupancy costs are generally fixed in nature and largely influenced by new store openings. As a percentage of net sales, occupancy costs increased at a higher rate than the 9% increase in net sales during the current quarter. The increase in shipping expenses during the current quarter was the result of the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.6 million.

Selling, general and administrative expenses increased 12% to $360.7 million in the current quarter from $322.6 million for the quarter ended May 3, 2014, and increased as a percentage of net sales by 63 basis points. The quarter ended May 3, 2014 included a pre-tax gain on the sale of a Gulfstream G650 corporate aircraft of $14.4 million. Apart from the aircraft sale, selling, general and administrative expenses decreased as a percentage of net sales by 38 basis points, due primarily to lower administrative expenses, which increased $2.3 million in the current quarter but decreased as a percentage of net sales by 37 basis points.

Pre-opening expenses increased to $6.3 million in the current quarter from $6.2 million for the quarter ended May 3, 2014. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. During the current quarter, the Company opened nine new Dick's Sporting Goods stores and one new Field & Stream store. Additionally, the Company relocated one Dick's Sporting Goods store and one Golf Galaxy store in the current period. During the quarter ended May 3, 2014, the Company opened eight new Dick's Sporting Goods stores and relocated one Dick's Sporting Goods store and one Golf Galaxy store.

Income Taxes

The Company's effective tax rate was 38.8% for the current quarter as compared to 38.5% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities and the Company's revolving credit facility. Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-holiday inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with the holiday sales and this inventory reduction, combined with proportionately higher net income, typically produces significant positive cash flow.

Net cash provided by operating activities for the current quarter was $35.5 million compared to net cash provided by operating activities of $13.9 million for the quarter ended May 3, 2014. Net cash from operating, investing and financing activities are discussed further below.

The Company has a $500 million revolving credit facility, including up to $100 million in the form of letters of credit. Under the Credit Agreement, subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

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

The Credit Agreement contains certain covenants that limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of May 2, 2015, the Company was in compliance with the terms of the Credit Agreement.

The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its business, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

Funds drawn on our Credit Agreement during the current quarter totaled $124.3 million over the course of 22 days. The Company repaid $73.1 million of these borrowings, ending the period with $51.2 million of outstanding borrowings under the Credit Agreement. The maximum daily amount outstanding at any point in time during the current quarter was $70.0 million. There were no funds drawn on the Credit Agreement during the quarter ended May 3, 2014.

The Company ended the period with $81.4 million in cash and cash equivalents as compared to $221.7 million at the end of fiscal 2014. As of May 2, 2015 and January 31, 2015, total remaining borrowing capacity, after subtracting letters of credit, was $434.8 million and $486.0 million, respectively.

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

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the current quarter, the Company repurchased approximately 2.6 million shares of its common stock for $150.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the current quarter, the Company paid $17.4 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes that cash flows generated by operations and funds available under its Credit Agreement will be sufficient to satisfy our current capital requirements through the remainder of fiscal 2015. Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net cash provided by operating activities	$35,508	$13,924
Net cash (used in) provided by investing activities	(66,130)	9,470
Net cash used in financing activities	(109,679)	(65,760)
Effect of exchange rate changes on cash and cash equivalents	31	7
Net decrease in cash and cash equivalents	$(140,270)	$(42,359)

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

Cash provided by operating activities increased $21.6 million for the current quarter compared to the same period last year. The increase in cash provided by operating activities is due primarily to a $34.7 million increase in non-cash items, partially offset by a $6.6 million decrease in net income and a decrease in operating assets and liabilities of $6.5 million period over period. The increase in non-cash items is due primarily to the sale of a Gulfstream G650 corporate aircraft during the quarter ended May 3, 2014 and changes in deferred income taxes period over period.

The decrease in operating assets and liabilities is due primarily to the following:

▪
Changes in income taxes payable / receivable decreased operating cash flows by $30.7 million compared to last year, primarily due to higher income tax payments in the current period. Income tax payments in fiscal 2015 were unfavorably impacted by the sale of a Gulfstream G650 corporate aircraft during fiscal 2014.

▪
Changes in deferred construction allowances increased operating cash flows by $16.6 million compared to last year due primarily to the timing of collections associated with self-developed stores where tenant allowances are provided by landlords.

▪	Changes in inventory and accounts payable increased operating cash flows by $10.3 million compared to last year, primarily attributable to the timing of inventory receipts.

Investing Activities

Cash used in investing activities for the current quarter increased $75.6 million from the same period of fiscal 2014. During the quarter ended May 3, 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft.

Financing Activities

Cash used in financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash used in financing activities for the current quarter totaled $109.7 million compared to $65.8 million for the same period in fiscal 2014. The increase in cash used primarily reflects higher share repurchase activity, partially offset by incremental net borrowings under our Credit Agreement during the current quarter compared to the same period last year and changes in our bank overdraft balance.

Event Subsequent to Quarter-end

Dividend – On May 14, 2015, the Company's Board of Directors authorized and declared a quarterly dividend in the amount of $0.1375 per share on the Company's common stock and Class B common stock. The dividend is payable in cash on June 30, 2015 to stockholders of record at the close of business on June 12, 2015.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of May 2, 2015 primarily relate to operating leases for our stores and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of January 31, 2015, see our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed March 27, 2015. During the current quarter, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed March 27, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

During the first quarter of fiscal 2015, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 2, 2015.

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

ITEM 1A.  RISK FACTORS

For a discussion of risk factors affecting the Company refer to Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended January 31, 2015. The discussion of risk factors sets forth the material risks that could affect the Company's financial condition and operations.

Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
February 1, 2015 to February 28, 2015	1,932	$53.94	—	$544,397,638
March 1, 2015 to April 4, 2015	2,754,394	$57.15	2,627,320	$394,397,728
April 5, 2015 to May 2, 2015	—	$—	—	$394,397,728
Total	2,756,326	$57.15	2,627,320

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board of Directors on March 7, 2013.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 22 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 28, 2015 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 28, 2015 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of André J. Hawaux, Executive Vice President – Chief Operating Officer / Chief Financial Officer, dated as of May 28, 2015 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 28, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of André J. Hawaux, Executive Vice President – Chief Operating Officer / Chief Financial Officer, dated as of May 28, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith