Form 10-Q
period 2015-08-01
DICKS SPORTING GOODS INC
filed 2015-08-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2015

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 21, 2015, was 93,664,821 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$1,822,979	$1,688,890	$3,388,287	$3,127,798
Cost of goods sold, including occupancy and distribution costs	1,269,421	1,186,334	2,365,741	2,184,359

GROSS PROFIT	553,558	502,556	1,022,546	943,439

Selling, general and administrative expenses	395,935	383,054	756,671	705,643
Pre-opening expenses	9,216	7,940	15,557	14,146

INCOME FROM OPERATIONS	148,407	111,562	250,318	223,650

Interest expense	840	763	1,474	1,372
Other expense (income)	153	(2,013)	(1,997)	(4,377)

INCOME BEFORE INCOME TAXES	147,414	112,812	250,841	226,655

Provision for income taxes	56,575	43,345	96,657	87,205

NET INCOME	$90,839	$69,467	$154,184	$139,450

EARNINGS PER COMMON SHARE:
Basic	$0.78	$0.58	$1.32	$1.16
Diluted	$0.77	$0.57	$1.30	$1.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	116,281	119,950	116,662	120,544
Diluted	117,805	121,840	118,356	122,600

Cash dividends declared per share	$0.1375	$0.1250	$0.2750	$0.2500

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
NET INCOME	$90,839	$69,467	$154,184	$139,450
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(67)	9	(36)	16
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(67)	9	(36)	16
COMPREHENSIVE INCOME	$90,772	$69,476	$154,148	$139,466

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,220	$221,679	$100,132
Accounts receivable, net	106,753	80,292	102,248
Income taxes receivable	4,652	14,293	6,328
Inventories, net	1,615,722	1,390,767	1,418,660
Prepaid expenses and other current assets	99,882	91,767	90,369
Deferred income taxes	46,130	51,586	39,423
Total current assets	1,996,359	1,850,384	1,757,160

Property and equipment, net	1,297,302	1,203,382	1,138,182
Intangible assets, net	108,240	110,162	84,901
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	910	1,862	3,169
Other	72,453	69,814	71,477
Total other assets	73,363	71,676	74,646
TOTAL ASSETS	$3,675,858	$3,436,198	$3,255,483

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$783,722	$614,511	$688,442
Accrued expenses	336,597	283,828	305,937
Deferred revenue and other liabilities	142,083	172,259	125,258
Income taxes payable	19,131	47,698	12,784
Current portion of other long-term debt and leasing obligations	560	537	461
Total current liabilities	1,282,093	1,118,833	1,132,882
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	5,627	5,913	6,232
Deferred income taxes	36,767	44,494	18,473
Deferred revenue and other liabilities	517,873	434,733	401,021
Total long-term liabilities	560,267	485,140	425,726
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	914	932	941
Class B common stock	249	249	249
Additional paid-in capital	1,045,084	1,015,404	979,696
Retained earnings	1,592,803	1,471,182	1,296,434
Accumulated other comprehensive (loss) income	(109)	(73)	40
Treasury stock, at cost	(805,443)	(655,469)	(580,485)
Total stockholders' equity	1,833,498	1,832,225	1,696,875
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,675,858	$3,436,198	$3,255,483

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 31, 2015	93,205,708	$932	24,900,870	$249	$1,015,404	$1,471,182	$(73)	$(655,469)	$1,832,225
Exercise of stock options	612,746	5	—	—	17,865	—	—	—	17,870
Restricted stock vested	388,944	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(131,014)	(1)	—	—	(7,618)	—	—	—	(7,619)
Net income	—	—	—	—	—	154,184	—	—	154,184
Stock-based compensation	—	—	—	—	14,200	—	—	—	14,200
Total tax benefit from exercise of stock options	—	—	—	—	5,237	—	—	—	5,237
Foreign currency translation adjustment, net of taxes of $21	—	—	—	—	—	—	(36)	—	(36)
Purchase of shares for treasury	(2,627,320)	(26)	—	—	—	—	—	(149,974)	(150,000)
Cash dividends declared	—	—	—	—	—	(32,563)	—	—	(32,563)
BALANCE, August 1, 2015	91,449,064	$914	24,900,870	$249	$1,045,084	$1,592,803	$(109)	$(805,443)	$1,833,498

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154,184	$139,450
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	90,596	89,771
Deferred income taxes	(1,319)	(21,424)
Stock-based compensation	14,200	12,915
Excess tax benefit from exercise of stock options	(5,842)	(6,566)
Gain on sale of asset	—	(14,428)
Other non-cash items	265	290
Changes in assets and liabilities:
Accounts receivable	(12,659)	(11,023)
Inventories	(224,955)	(186,595)
Prepaid expenses and other assets	(7,977)	(10,980)
Accounts payable	147,888	133,245
Accrued expenses	9,638	7,697
Income taxes payable / receivable	(13,690)	494
Deferred construction allowances	75,082	44,934
Deferred revenue and other liabilities	(22,372)	(25,561)
Net cash provided by operating activities	203,039	152,219
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(154,785)	(150,382)
Proceeds from sale of other assets	—	73,392
Deposits and purchases of other assets	(406)	(79)
Net cash used in investing activities	(155,191)	(77,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	465,600	456,400
Revolving credit repayments	(465,600)	(456,400)
Payments on other long-term debt and leasing obligations	(263)	(682)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	17,870	8,879
Excess tax benefit from exercise of stock options	5,843	6,588
Minimum tax withholding requirements	(7,619)	(7,645)
Cash paid for treasury stock	(150,000)	(124,999)
Cash dividends paid to stockholders	(33,425)	(31,664)
Increase (decrease) in bank overdraft	21,323	(7,242)
Net cash used in financing activities	(146,271)	(156,765)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(36)	16
NET DECREASE IN CASH AND CASH EQUIVALENTS	(98,459)	(81,599)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221,679	181,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,220	$100,132

Supplemental disclosure of cash flow information:
Accrued property and equipment	$85,907	$71,077
Cash paid for interest	$1,095	$1,176
Cash paid for income taxes	$112,292	$107,880

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

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2015 as filed with the Securities and Exchange Commission on March 27, 2015. Operating results for the 13 and 26 weeks ended August 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 or any other period.

Recently Issued Accounting Pronouncements

Measurement of Inventory

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory." This update requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods within, beginning after December 15, 2016. Prospective application is required. Early application is permitted as of the beginning of the interim or annual reporting period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. The update permits the use of either the retrospective or cumulative effect transition method.  In August 2015, the FASB subsequently issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of ASU 2014-09 and ASU 2015-14 on the Company's Consolidated Financial Statements.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2015 and 2014 (in thousands):

	26 Weeks Ended
	August 1, 2015	August 2, 2014
Accrued store closing and relocation reserves, beginning of period	$12,785	$17,102
Expense charged to earnings	1,066	2,119
Cash payments	(2,230)	(4,080)
Interest accretion and other changes in assumptions	27	(152)
Accrued store closing and relocation reserves, end of period	11,648	14,989
Less: current portion of accrued store closing and relocation reserves	(3,713)	(4,579)
Long-term portion of accrued store closing and relocation reserves	$7,935	$10,410

The current portion of accrued store closing and relocation reserves is included within accrued expenses and the long-term portion is included within long-term deferred revenue and other liabilities on the unaudited Consolidated Balance Sheets. The related expense is recorded within selling, general and administrative expenses on the unaudited Consolidated Statements of Income.

3.  Earnings Per Common Share

Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method. Dilutive potential common shares are stock-based awards, which include outstanding stock options, restricted stock and warrants.

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$90,839	$69,467	$154,184	$139,450

Weighted average common shares outstanding - basic	116,281	119,950	116,662	120,544
Dilutive effect of stock-based awards	1,524	1,890	1,694	2,056
Weighted average common shares outstanding - diluted	117,805	121,840	118,356	122,600

Earnings per common share - basic	$0.78	$0.58	$1.32	$1.16
Earnings per common share - diluted	$0.77	$0.57	$1.30	$1.14

Anti-dilutive stock-based awards excluded from diluted calculation	1,255	1,903	1,069	1,438

4.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures," outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures, and prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of August 1, 2015 and January 31, 2015 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of August 1, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$56,002	$—	$—
Total assets	$56,002	$—	$—

As of January 31, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$52,193	$—	$—
Total assets	$52,193	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximated book value due to the short-term nature of these instruments at both August 1, 2015 and January 31, 2015.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 26 weeks ended August 1, 2015 or the fiscal year ended January 31, 2015.

5. Subsequent Events

Dividend - On August 12, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.1375 per share of common stock and Class B common stock payable on September 30, 2015 to stockholders of record as of the close of business on September 11, 2015.

Revolving Credit Agreement - On August 12, 2015, the Company entered into a five-year senior secured revolving credit agreement (the "Amended Credit Agreement") that amended and restated the Company's then existing credit facility. The Amended Credit Agreement provides for a $1 billion revolving credit facility, including up to $150 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million.

The Amended Credit Agreement matures on August 12, 2020. It is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The interest rates per annum applicable to loans under the Amended Credit Agreement are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Amended Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Amended Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores and further develop our own eCommerce platform, our efforts to increase profit margins and return on invested capital or projections of, among other things: our future profitability, capital expenditures, plans to return capital to stockholders through dividends or share repurchases or our financial condition.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2015 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	Omni-channel growth and our continued development of an eCommerce platform;

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings and new retail concept stores;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including: consumer products and firearms and ammunition;

▪
Our relationships with our vendors or disruptions in our or our vendors' supply chains, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials or foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our key executive;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with our information systems;

▪	Disruption at our distribution facilities;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	The seasonality of our business;

▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders; and

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company.

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

As of August 1, 2015, we operated 619 Dick's Sporting Goods stores in 46 states, 75 Golf Galaxy stores in 29 states and 12 Field & Stream stores in seven states, with approximately 35.1 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States. We also operate eCommerce websites at www.DICKS.com and www.golfgalaxy.com.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any other period within, or the entire, fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. For example, in the last five years, the Company has grown from 425 Dick's Sporting Goods stores as of July 31, 2010 to 619 Dick's Sporting Goods stores as of August 1, 2015. The Company's eCommerce sales penetration to total net sales has increased from 2.0% to 7.9% for the year-to-date period ended July 31, 2010 and August 1, 2015, respectively.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended August 1, 2015.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Net income for the current quarter increased 31% to $90.8 million, or $0.77 per diluted share, as compared to net income of $69.5 million, or $0.57 per diluted share, for the quarter ended August 2, 2014. Net income for the quarter ended August 2, 2014 included $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring.

▪
Net sales increased 8% to $1.8 billion in the current quarter compared to the same quarter in fiscal 2014, due primarily to the growth of our store network and a 1.2% increase in consolidated same store sales.

▪	eCommerce sales penetration in the current quarter increased to 7.3% of total net sales compared to 6.3% in the second quarter of 2014.

▪
Gross profit increased 61 basis points to 30.37% as a percentage of net sales in the current quarter, as compared to the quarter ended August 2, 2014, due primarily to lower promotional activity, partially offset by increased occupancy costs as a percentage of net sales.

▪	In the second quarter of 2015, the Company:

▪	Opened seven new Dick's Sporting Goods stores, one new Field & Stream store and closed three Golf Galaxy stores.

▪	Declared and paid a quarterly cash dividend of $0.1375 per share of common stock and Class B common stock.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	26 Weeks Ended August 1, 2015			26 Weeks Ended August 2, 2014
	Dick's Sporting Goods (2)	Specialty Store Concepts (1) (2)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	603	91	694	558	84	642
Q1 New stores	9	1	10	8	—	8
Q2 New stores	7	1	8	8	1	9
Ending stores	619	93	712	574	85	659

Closed stores	—	3	3	—	—	—
Ending stores	619	90	709	574	85	659

Relocated stores	1	1	2	4	1	5

(1)	Includes the Company's Golf Galaxy, Field & Stream and True Runner stores. As of August 1, 2015, the Company operated 75 Golf Galaxy stores, 12 Field & Stream stores and three True Runner stores.

(2)
All-American Sports Centers, which include both a Dick's Sporting Goods store and a Field & Stream store at one location, are reflected in both the Dick's Sporting Goods and Specialty Store Concept reconciliation.

The following tables present for the periods indicated selected items in the unaudited Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in the percentage of net sales from the prior year's period. In addition, other data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2014-2015 (A)
	13 Weeks Ended
	August 1, 2015 (A)	August 2, 2014
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.63	70.24	(61)
Gross profit	30.37	29.76	61
Selling, general and administrative expenses (3)	21.72	22.68	(96)
Pre-opening expenses (4)	0.51	0.47	4
Income from operations	8.14	6.61	153
Interest expense	0.05	0.05	—
Other expense (income) (5)	0.01	(0.12)	13
Income before income taxes	8.09	6.68	141
Provision for income taxes	3.10	2.57	53
Net income	4.98%	4.11%	87

Other Data:
Consolidated same store sales increase	1.2%	3.2%
Number of stores at end of period (6)	709	659
Total square feet at end of period (6)	35,057,995	32,507,480

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2014-2015 (A)
	26 Weeks Ended
	August 1, 2015 (A)	August 2, 2014
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.82	69.84	(2)
Gross profit	30.18	30.16	2
Selling, general and administrative expenses (3)	22.33	22.56	(23)
Pre-opening expenses (4)	0.46	0.45	1
Income from operations	7.39	7.15	24
Interest expense	0.04	0.04	—
Other income (5)	(0.06)	(0.14)	8
Income before income taxes	7.40	7.25	15
Provision for income taxes	2.85	2.79	6
Net income	4.55%	4.46%	9

Other Data:
Consolidated same store sales increase	1.1%	2.4%
Number of stores at end of period (6)	709	659
Total square feet at end of period (6)	35,057,995	32,507,480

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes the cost of merchandise, vendor allowances, inventory shrinkage, freight, distribution, shipping and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. The cost of merchandise includes product costs paid to the vendor, including items such as purchase discounts and vendor chargebacks, as well as inventory write-downs for the lower of cost or market. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses. Cost of goods sold included a $2.4 million write-down of golf-related inventory for the 13 and 26 weeks ended August 2, 2014 relating to the Company's golf restructuring.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 26 weeks ended August 2, 2014 included a $14.4 million gain on sale of a Gulfstream G650 corporate aircraft. For the 13 and 26 weeks ended August 2, 2014, selling general and administrative expenses included asset impairment and severance charges relating to the Company's golf restructuring of $14.3 million and $3.7 million, respectively.

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

13 Weeks Ended August 1, 2015 Compared to the 13 Weeks Ended August 2, 2014

Net Income

The Company reported net income of $90.8 million for the current quarter, or $0.77 per diluted share, compared to net income of $69.5 million, or $0.57 per diluted share, for the quarter ended August 2, 2014. Net income for the quarter ended August 2, 2014 included $12.2 million, net of tax, or $0.10 per diluted share, of charges related to the Company's golf restructuring.

Net Sales

Net sales increased 8% in the current quarter to $1.8 billion from $1.7 billion for the quarter ended August 2, 2014 due primarily to the growth of our store network and a 1.2% increase in consolidated same store sales, which included substantial World Cup-related sales during the prior year. The 1.2% increase in consolidated same store sales contributed $19.4 million of the increase in net sales for the quarter ended August 1, 2015. The remaining $114.7 million increase in the Company's noncomparable sales is primarily attributable to new stores. The 1.2% increase in consolidated same store sales consisted of a 1.5% increase at Dick's Sporting Goods and a 2.9% decrease at Golf Galaxy. eCommerce sales penetration was 7.3% of total net sales during the current quarter compared to 6.3% of total net sales during the quarter ended August 2, 2014, representing an approximate increase of 24% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in Dick's Sporting Goods same store sales was primarily driven by increases across each of our three primary categories: apparel, hardlines and footwear. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 2.5% partially offset by a decrease in transactions of approximately 1.0%, which was primarily attributable to the anniversary of last year's World Cup event and golf promotions. Based upon the current quarter sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and eCommerce sales, would impact earnings before income taxes for the current quarter by approximately $5.7 million.

Income from Operations

Income from operations increased to $148.4 million in the current quarter from $111.6 million for the quarter ended August 2, 2014.

Gross profit increased 10% to $553.6 million in the current quarter from $502.6 million for the quarter ended August 2, 2014, and increased as a percentage of net sales by 61 basis points compared to the same period last year. The quarter ended August 2, 2014 included a $2.4 million write-down of inventory relating to the Company's golf restructuring. Apart from the golf restructuring, gross profit increased 47 basis points as a percentage of net sales primarily driven by merchandise margin expansion of 58 basis points partially offset by a 33 basis point increase in occupancy costs in the current quarter compared to the same period last year. The increase in merchandise margin was primarily driven by lower promotional activity. Occupancy costs increased $21.2 million in the current quarter from the quarter ended August 2, 2014. Our occupancy costs are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 8% increase in net sales during the current quarter. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.8 million.

Selling, general and administrative expenses increased 3% to $395.9 million in the current quarter from $383.1 million for the quarter ended August 2, 2014, but decreased as a percentage of net sales by 96 basis points. The quarter ended August 2, 2014 included asset impairment and severance charges related to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. Apart from the golf restructuring, selling, general and administrative expenses increased 10 basis points as a percentage of net sales primarily driven by higher advertising expenses and planned investments to support the Company's eCommerce initiatives.

Pre-opening expenses increased to $9.2 million in the current quarter from $7.9 million for the quarter ended August 2, 2014. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. During the current quarter, the Company opened seven new Dick's Sporting Goods stores and one new Field & Stream store. During the quarter ended August 2, 2014, the Company opened eight new Dick's Sporting Goods stores and one new Field & Stream store.

Income Taxes

The Company's effective tax rate was 38.4% for both the current quarter and the comparable period last year.

26 Weeks Ended August 1, 2015 Compared to the 26 Weeks Ended August 2, 2014

Net Income

The Company reported net income of $154.2 million for the period ended August 1, 2015, or $1.30 per diluted share, compared to net income of $139.5 million, or $1.14 per diluted share, for the period ended August 2, 2014. Net income for the period ended August 2, 2014 included $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft and charges totaling $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring.

Net Sales

Net sales increased 8% in the current period to $3.4 billion, due primarily to the growth of our store network and a 1.1% increase in consolidated same store sales. The 1.1% increase in consolidated same store sales contributed $33.8 million of the increase in net sales for the period ended August 1, 2015. The remaining $226.7 million increase in the Company's noncomparable sales is primarily attributable to new stores. The 1.1% increase in consolidated same store sales consisted of a 1.6% increase at Dick's Sporting Goods and a 6.5% decrease at Golf Galaxy. eCommerce sales penetration was 7.9% of total net sales during the current period compared to 6.6% of total net sales during the period ended August 2, 2014, representing an approximate increase of 28% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in Dick's Sporting Goods same store sales was primarily driven by increases across each of our three primary categories: apparel, hardlines and footwear. While the golf business at Dick's Sporting Goods experienced same store sales declines similar to Golf Galaxy, both showed sequential improvement in same store sales performance during the current period versus the prior year period. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.8% partially offset by a decrease in transactions of approximately 0.2%. Based upon the current period sales mix, every 1% change in consolidated same store sales, which consists of brick and mortar and eCommerce sales, would impact earnings before income taxes for the current period by approximately $10.5 million.

Income from Operations

Income from operations increased to $250.3 million in the current period from $223.7 million for the period ended August 2, 2014.

Gross profit increased 8% to $1,022.5 million for the current period from $943.4 million for the period ended August 2, 2014, and increased as a percentage of net sales by two basis points compared to the same period last year. The period ended August 2, 2014 included a $2.4 million write-down of inventory relating to the Company's golf restructuring. Apart from the golf restructuring, gross profit decreased six basis points as a percentage of net sales primarily driven by a 27 basis point increase in occupancy costs partially offset by merchandise margin expansion of six basis points. Occupancy costs increased $40.4 million in the current period from the period ended August 2, 2014. Our occupancy costs are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 8% increase in net sales during the current period. The increase in merchandise margin was primarily driven by margin rate improvements across our apparel and hardlines categories coupled with changes in sales mix to higher margin categories. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current period by approximately $3.4 million.

Selling, general and administrative expenses increased 7% to $756.7 million in the current period from $705.6 million for the period ended August 2, 2014, but decreased as a percentage of net sales by 23 basis points. The period ended August 2, 2014 included (i) asset impairment and severance charges related to the Company's golf restructuring of $14.3 million and $3.7 million, respectively, and (ii) a pre-tax gain on the sale of a Gulfstream G650 corporate aircraft of $14.4 million. Apart from the enumerated items, selling, general and administrative expenses decreased 12 basis points as a percentage of net sales due primarily to lower administrative expenses, which increased $9.6 million in the current period but decreased as a percentage of net sales by 17 basis points.

Pre-opening expenses increased to $15.6 million in the current period from $14.1 million for the period ended August 2, 2014. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. During the current period, the Company opened 16 new Dick's Sporting Goods stores and two new Field & Stream stores. Additionally, the Company relocated one Dick's Sporting Goods store and one Golf Galaxy store in the current period. During the same period last year, the Company opened 16 new Dick's Sporting Goods stores and one new Field & Stream store along with relocating four Dick's Sporting Goods stores and one Golf Galaxy store.

Income Taxes

The Company's effective tax rate was 38.5% for both the period ended August 1, 2015 and the comparable period last year.

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

Net cash provided by operating activities for the 26 weeks ended August 1, 2015 was $203.0 million compared to net cash provided by operating activities of $152.2 million for the prior year comparable period. Net cash from operating, investing and financing activities are discussed further below.

As of August 1, 2015, the Company had a $500 million senior secured revolving credit facility, including up to $100 million in the form of letters of credit, (the "Credit Agreement"). The Credit Agreement was amended and restated on August 12, 2015 to benefit from the favorable interest rate environment, increasing the facility to $1 billion, including up to $150 million in the form of letters of credit, (the "Amended Credit Agreement"). The Amended Credit Agreement is further described within Note 5 to the unaudited Consolidated Financial Statements.

The annual interest rates applicable to loans under the Credit Agreement during the 26 weeks ended August 1, 2015 were, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans was 0.20% to 0.50% and for adjusted LIBOR rate loans was 1.20% to 1.50%, depending on the then borrowing availability of the Company.

Funds drawn on our Credit Agreement during the 26 weeks ended August 1, 2015 totaled $465.6 million over the course of 63 days, compared to funds drawn during the 26 weeks ended August 2, 2014, which totaled $456.4 million over the course of 42 days. The maximum daily amount outstanding at any point in time during the 26 weeks ended August 1, 2015 was $191.7 million, compared to $111.4 million during the 26 weeks ended August 2, 2014. These borrowings were repaid in full and there were no outstanding borrowings under the Credit Agreement as of August 1, 2015 or as of August 2, 2014.

The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its business, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

The Company ended the period with $123.2 million in cash and cash equivalents as compared to $221.7 million at the end of fiscal 2014. As of August 1, 2015 and January 31, 2015, total remaining borrowing capacity, after subtracting letters of credit, was $486.0 million.

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

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the year-to-date period ended August 1, 2015, the Company repurchased approximately 2.6 million shares of its common stock for $150.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 26 weeks ended August 1, 2015, the Company paid $33.4 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes that cash flows generated by operations and funds available under its Amended Credit Agreement will be sufficient to satisfy our current capital requirements through the remainder of fiscal 2015. Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	26 Weeks Ended
	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$203,039	$152,219
Net cash used in investing activities	(155,191)	(77,069)
Net cash used in financing activities	(146,271)	(156,765)
Effect of exchange rate changes on cash and cash equivalents	(36)	16
Net decrease in cash and cash equivalents	$(98,459)	$(81,599)

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

Cash provided by operating activities increased $50.8 million for the 26 weeks ended August 1, 2015 compared to the same period last year. The increase in cash provided by operating activities is due primarily to a $37.3 million increase in non-cash items and a $14.7 million increase in net income, partially offset by a decrease in operating assets and liabilities of $1.2 million period over period. The increase in non-cash items is due primarily to the sale of a Gulfstream G650 corporate aircraft during the year-to-date period ended August 2, 2014 and changes in deferred income taxes period over period.

The decrease in operating assets and liabilities is due primarily to the following:

▪	Changes in inventory and accounts payable decreased operating cash flows by $23.7 million compared to last year, primarily attributable to the timing of inventory receipts.

▪
Changes in income taxes payable / receivable decreased operating cash flows by $14.2 million compared to last year, primarily due to higher income tax payments in the current period. Income tax payments in fiscal 2015 were unfavorably impacted by the sale of a Gulfstream G650 corporate aircraft during fiscal 2014.

▪
Changes in deferred construction allowances increased operating cash flows by $30.1 million compared to last year, primarily due to the timing and increased amount of collections associated with self-developed stores where tenant allowances are provided by landlords.

Investing Activities

Cash used in investing activities increased $78.1 million for the 26 weeks ended August 1, 2015 compared to the same period last year. During the year-to-date period ended August 2, 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft.

Financing Activities

Cash used in financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash used in financing activities for the 26 weeks ended August 1, 2015 totaled $146.3 million compared to $156.8 million for the same period last year. The decrease in cash used primarily reflects changes in our bank overdraft balance between years and higher cash flows from stock option exercises, partially offset by higher share repurchase activity during the current year-to-date period compared to the same period last year.

Events Subsequent to Quarter-end

Dividend – On August 12, 2015, the Company's Board of Directors authorized and declared a quarterly dividend in the amount of $0.1375 per share on the Company's common stock and Class B common stock. The dividend is payable in cash on September 30, 2015 to stockholders of record at the close of business on September 11, 2015.

Revolving Credit Agreement – On August 12, 2015, the Company entered into a five-year senior secured revolving credit agreement (the "Amended Credit Agreement") that amended and restated the Company's then existing credit facility. The Amended Credit Agreement provides for a $1 billion revolving credit facility, including up to $150 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million.

The Amended Credit Agreement matures on August 12, 2020. It is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The interest rates per annum applicable to loans under the Amended Credit Agreement are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

The Amended Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Amended Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of August 1, 2015 primarily relate to operating leases for our stores and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of January 31, 2015, see our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed March 27, 2015. During the current quarter, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed March 27, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2015, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 1, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
May 3, 2015 to May 30, 2015	534	$54.64	—	$394,397,728
May 31, 2015 to July 4, 2015	1,474	$52.26	—	$394,397,728
July 5, 2015 to August 1, 2015	—	$—	—	$394,397,728
Total	2,008	$52.89	—

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board of Directors on March 7, 2013.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 24 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 27, 2015 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ TERI L. LIST-STOLL
Teri L. List-Stoll
Executive Vice President – Chief Financial Officer
(principal financial officer)

By:	/s/ JOSEPH R. OLIVER
Joseph R. Oliver
Senior Vice President – Chief Accounting Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Offer Letter between the Company and Teri L. List-Stoll, Executive Vice President - Chief Financial Officer	Filed herewith

10.2
Amended and Restated Credit Agreement, dated as of August 12, 2015, among Dick's Sporting Goods, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, the lenders party thereto, PNC Bank, National Association, as syndication agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and Wells Fargo Capital Finance, LLC and PNC Capital Markets, LLC, as joint lead arrangers and joint book managers
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on August 18, 2015

31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 27, 2015 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Teri L. List-Stoll, Executive Vice President - Chief Financial Officer, dated as of August 27, 2015 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 27, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Teri L. List-Stoll, Executive Vice President - Chief Financial Officer, dated as of August 27, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith