Form 10-Q
period 2015-10-31
DICKS SPORTING GOODS INC
filed 2015-11-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 20, 2015, was 90,081,362 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$1,642,627	$1,526,675	$5,030,914	$4,654,473
Cost of goods sold, including occupancy and distribution costs	1,154,251	1,074,703	3,519,993	3,259,063

GROSS PROFIT	488,376	451,972	1,510,921	1,395,410

Selling, general and administrative expenses	395,015	357,708	1,151,686	1,063,351
Pre-opening expenses	16,280	14,334	31,836	28,480

INCOME FROM OPERATIONS	77,081	79,930	327,399	303,579

Interest expense	1,076	858	2,550	2,230
Other expense (income)	1,185	(486)	(812)	(4,863)

INCOME BEFORE INCOME TAXES	74,820	79,558	325,661	306,212

Provision for income taxes	27,605	30,347	124,262	117,550

NET INCOME	$47,215	$49,211	$201,399	$188,662

EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.42	$1.73	$1.58
Diluted	$0.41	$0.41	$1.71	$1.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	114,978	118,142	116,101	119,743
Diluted	116,506	120,002	117,739	121,734

Cash dividends declared per share	$0.1375	$0.1250	$0.4125	$0.3750

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
NET INCOME	$47,215	$49,211	$201,399	$188,662
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(16)	(25)	(52)	(9)
TOTAL OTHER COMPREHENSIVE LOSS	(16)	(25)	(52)	(9)
COMPREHENSIVE INCOME	$47,199	$49,186	$201,347	$188,653

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,799	$221,679	$77,933
Accounts receivable, net	96,406	80,292	87,944
Income taxes receivable	8,719	14,293	10,361
Inventories, net	1,997,105	1,390,767	1,765,119
Prepaid expenses and other current assets	107,755	91,767	92,375
Deferred income taxes	47,789	51,586	42,133
Total current assets	2,331,573	1,850,384	2,075,865

Property and equipment, net	1,341,166	1,203,382	1,195,274
Intangible assets, net	109,827	110,162	111,195
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	1,355	1,862	2,209
Other	73,912	69,814	70,395
Total other assets	75,267	71,676	72,604
TOTAL ASSETS	$4,058,427	$3,436,198	$3,655,532

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$941,973	$614,511	$826,945
Accrued expenses	345,052	283,828	307,708
Deferred revenue and other liabilities	133,593	172,259	123,665
Income taxes payable	—	47,698	—
Current portion of other long-term debt and leasing obligations	575	537	461
Total current liabilities	1,421,193	1,118,833	1,258,779
LONG-TERM LIABILITIES:
Revolving credit borrowings	342,400	—	280,500
Other long-term debt and leasing obligations	5,477	5,913	6,108
Deferred income taxes	29,078	44,494	23,584
Deferred revenue and other liabilities	536,973	434,733	422,407
Total long-term liabilities	913,928	485,140	732,599
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	883	932	925
Class B common stock	249	249	249
Additional paid-in capital	1,053,748	1,015,404	987,892
Retained earnings	1,623,962	1,471,182	1,330,542
Accumulated other comprehensive (loss) income	(125)	(73)	15
Treasury stock, at cost	(955,411)	(655,469)	(655,469)
Total stockholders' equity	1,723,306	1,832,225	1,664,154
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,058,427	$3,436,198	$3,655,532

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 31, 2015	93,205,708	$932	24,900,870	$249	$1,015,404	$1,471,182	$(73)	$(655,469)	$1,832,225
Exercise of stock options	658,606	6	—	—	18,662	—	—	—	18,668
Restricted stock vested	395,544	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(132,792)	(1)	—	—	(7,702)	—	—	—	(7,703)
Net income	—	—	—	—	—	201,399	—	—	201,399
Stock-based compensation	—	—	—	—	21,687	—	—	—	21,687
Total tax benefit from exercise of stock options	—	—	—	—	5,701	—	—	—	5,701
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	(52)	—	(52)
Purchase of shares for treasury	(5,823,695)	(58)	—	—	—	—	—	(299,942)	(300,000)
Cash dividends declared	—	—	—	—	—	(48,619)	—	—	(48,619)
BALANCE, October 31, 2015	88,303,371	$883	24,900,870	$249	$1,053,748	$1,623,962	$(125)	$(955,411)	$1,723,306

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,399	$188,662
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	136,683	131,000
Deferred income taxes	(11,112)	(18,063)
Stock-based compensation	21,687	19,430
Excess tax benefit from exercise of stock options	(6,308)	(6,560)
Gain on sale of asset	—	(14,428)
Other non-cash items	442	435
Changes in assets and liabilities:
Accounts receivable	(22,556)	(14,146)
Inventories	(606,338)	(533,054)
Prepaid expenses and other assets	(18,685)	(12,870)
Accounts payable	324,832	290,216
Accrued expenses	38,817	25,532
Income taxes payable / receivable	(36,424)	(16,362)
Deferred construction allowances	118,647	87,898
Deferred revenue and other liabilities	(25,215)	(24,933)
Net cash provided by operating activities	115,869	102,757
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(273,962)	(271,257)
Proceeds from sale of other assets	—	74,534
Deposits and purchases of other assets	(2,406)	(26,780)
Net cash used in investing activities	(276,368)	(223,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,019,100	1,057,600
Revolving credit repayments	(676,700)	(777,100)
Payments on other long-term debt and leasing obligations	(398)	(806)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	18,668	10,671
Excess tax benefit from exercise of stock options	6,309	6,588
Minimum tax withholding requirements	(7,703)	(7,722)
Cash paid for treasury stock	(300,000)	(200,000)
Cash dividends paid to stockholders	(49,235)	(46,564)
Increase (decrease) in bank overdraft	2,630	(25,710)
Net cash provided by financing activities	12,671	16,957
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(52)	(9)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,880)	(103,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221,679	181,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,799	$77,933

Supplemental disclosure of cash flow information:
Accrued property and equipment	$65,707	$56,708
Cash paid for interest	$1,761	$1,700
Cash paid for income taxes	$170,752	$151,380

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015 as filed with the Securities and Exchange Commission on March 27, 2015. Operating results for the 13 and 39 weeks ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 or any other period.

Recently Issued Accounting Pronouncements

Deferred Taxes

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This update requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Prospective application is required. Early application is permitted as of the beginning of the interim or annual reporting period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

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

The following table summarizes the activity in fiscal 2015 and 2014 (in thousands):

	39 Weeks Ended
	October 31, 2015	November 1, 2014
Accrued store closing and relocation reserves, beginning of period	$12,785	$17,102
Expense charged to earnings	3,451	2,119
Cash payments	(3,427)	(5,357)
Interest accretion and other changes in assumptions	(115)	(81)
Accrued store closing and relocation reserves, end of period	12,694	13,783
Less: current portion of accrued store closing and relocation reserves	(4,577)	(4,267)
Long-term portion of accrued store closing and relocation reserves	$8,117	$9,516

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$47,215	$49,211	$201,399	$188,662

Weighted average common shares outstanding - basic	114,978	118,142	116,101	119,743
Dilutive effect of stock-based awards	1,528	1,860	1,638	1,991
Weighted average common shares outstanding - diluted	116,506	120,002	117,739	121,734

Earnings per common share - basic	$0.41	$0.42	$1.73	$1.58
Earnings per common share - diluted	$0.41	$0.41	$1.71	$1.55

Anti-dilutive stock-based awards excluded from diluted calculation	1,405	1,428	1,181	1,435

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures," outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of October 31, 2015 and January 31, 2015 are set forth in the table below (in thousands):

Description	Level 1	Level 2	Level 3
As of October 31, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$54,802	$—	$—
Total assets	$54,802	$—	$—

As of January 31, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$52,193	$—	$—
Total assets	$52,193	$—	$—

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both October 31, 2015 and January 31, 2015.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 39 weeks ended October 31, 2015 or the fiscal year ended January 31, 2015.

5.  Debt

Revolving Credit Agreement - On August 12, 2015, the Company entered into a five-year senior secured revolving credit agreement (the "Credit Agreement") that amended and restated the Company's then existing credit facility. The Credit Agreement provides for a $1 billion revolving credit facility, including up to $150 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million.

The Credit Agreement matures on August 12, 2020. It is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The interest rates per annum applicable to loans under the Credit Agreement are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

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

6.  Subsequent Event

Dividend - On November 12, 2015, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.1375 per share of common stock and Class B common stock payable on December 31, 2015 to stockholders of record as of the close of business on December 11, 2015.

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

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2015 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	Omni-channel growth and our continued development of an eCommerce platform;

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings and new retail concept stores;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including: labor laws, consumer products and firearms and ammunition;

▪
Our relationships with our vendors or disruptions in our or our vendors' supply chains, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials or foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our key executive;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with our information systems;

▪	Disruption at our distribution facilities;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	The seasonality of our business, as well as other factors such as weather and weather-related disruptions;

▪	Regional risks because our stores are generally concentrated in the eastern half of the United States;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders; and

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company.

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

OVERVIEW

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to the Company's fiscal year.

As of October 31, 2015, we operated 645 Dick's Sporting Goods stores in 47 states, 75 Golf Galaxy stores in 29 states and 19 Field & Stream stores in nine states, with approximately 36.8 million square feet on a consolidated basis, the majority of which are located throughout the eastern half of the United States. In some markets we operate two adjacent stores on the same property with a pass-through for customers. We call these combined stores All-American Sports Centers. We also operate eCommerce websites at www.DICKS.com, www.golfgalaxy.com and www.fieldandstreamshop.com.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for any other period within, or the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the holiday selling season.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. For example, in the last five years, the Company has grown from 437 Dick's Sporting Goods stores as of October 30, 2010 to 645 Dick's Sporting Goods stores as of October 31, 2015. The Company's eCommerce sales penetration to total net sales has increased from 2.2% to 7.9% for the year-to-date period ended October 30, 2010 and October 31, 2015, respectively.

Over the past three years, the Company has innovated its eCommerce sites with enhancements in the customer experience, new releases of its mobile and tablet sites, and development of capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns that are consistent across the stores and eCommerce websites. On average, approximately 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

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

The Company's senior management focuses on certain key indicators to monitor the Company's performance including:

▪
Consolidated same store sales performance – Same store sales provide a measure of sales growth for stores open at least one year over the comparable prior year period and sales completed on our eCommerce websites. A store is included in the same store sales calculation in the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base in the fiscal period that it commences its 14th full month of operations at that new location. Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of our same store sales in the "Results of Operations and Other Selected Data" section herein.

▪
Operating cash flow – Cash flow generation supports the general operating needs of the Company and funds capital expenditures related to its omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. The Company typically generates significant positive operating cash flows and proportionately higher net income levels in the fiscal fourth quarter in connection with the holiday selling season. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources and Changes in Financial Condition" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended October 31, 2015.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Net income for the current quarter decreased 4% to $47.2 million, or $0.41 per diluted share, as compared to net income of $49.2 million, or $0.41 per diluted share, for the quarter ended November 1, 2014. Net income for the quarter ended October 31, 2015 includes $4.7 million, net of tax, or $0.04 per diluted share, related to a litigation settlement charge.

▪
Net sales increased 8% to $1.6 billion in the current quarter compared to the same quarter in fiscal 2014, due primarily to the growth of our store network and a 0.4% increase in consolidated same store sales.

▪	eCommerce sales penetration in the current quarter increased to 8.0% of total net sales compared to 7.3% in the third quarter of 2014.

▪
Gross profit increased 13 basis points to 29.73% as a percentage of net sales in the current quarter, as compared to the quarter ended November 1, 2014, due primarily to merchandise margin expansion, partially offset by increased occupancy and shipping expenses as a percentage of net sales.

▪	In the third quarter of 2015, the Company:

▪
Opened 27 new Dick's Sporting Goods stores and seven new Field & Stream stores. The Company also relocated five Dick's Sporting Goods stores, remodeled two Dick's Sporting Goods stores and closed one Dick's Sporting Goods store.

▪	Declared and paid a quarterly cash dividend in the amount of $0.1375 per share of common stock and Class B common stock.

▪	Repurchased approximately 3.2 million shares of common stock for $150 million.

▪
Amended its Credit Agreement to increase lender commitments from $500 million to $1 billion, reduce applicable margins on base rate and LIBOR rate loans and extend the maturity date to August 12, 2020.

The following represents a reconciliation of beginning and ending stores for the periods indicated:

	39 Weeks Ended October 31, 2015			39 Weeks Ended November 1, 2014
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	603	91	694	558	84	642
Q1 New stores	9	1	10	8	—	8
Q2 New stores	7	1	8	8	1	9
Q3 New stores	27	9	36	24	8	32
Ending stores	646	102	748	598	93	691

Closed stores	1	3	4	1	—	1
Ending stores	645	99	744	597	93	690

Remodeled stores	2	—	2	5	—	5
Relocated stores	6	1	7	5	2	7

(1)	Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. As of October 31, 2015, the Company operated 75 Golf Galaxy stores and 19 Field & Stream stores.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2014-2015 (A)
	13 Weeks Ended
	October 31, 2015	November 1, 2014 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.27	70.40	(13)
Gross profit	29.73	29.60	13
Selling, general and administrative expenses (3)	24.05	23.43	62
Pre-opening expenses (4)	0.99	0.94	5
Income from operations	4.69	5.24	(55)
Interest expense	0.07	0.06	1
Other expense (income) (5)	0.07	(0.03)	10
Income before income taxes	4.55	5.21	(66)
Provision for income taxes	1.68	1.99	(31)
Net income	2.87%	3.22%	(35)

Other Data:
Consolidated same store sales increase	0.4%	1.1%
Number of stores at end of period (6)	744	690
Total square feet at end of period (6)	36,775,761	33,951,067

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2014-2015 (A)
	39 Weeks Ended
	October 31, 2015 (A)	November 1, 2014 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.97	70.02	(5)
Gross profit	30.03	29.98	5
Selling, general and administrative expenses (3)	22.89	22.85	4
Pre-opening expenses (4)	0.63	0.61	2
Income from operations	6.51	6.52	(1)
Interest expense	0.05	0.05	—
Other income (5)	(0.02)	(0.10)	8
Income before income taxes	6.47	6.58	(11)
Provision for income taxes	2.47	2.53	(6)
Net income	4.00%	4.05%	(5)

Other Data:
Consolidated same store sales increase	0.9%	2.0%
Number of stores at end of period (6)	744	690
Total square feet at end of period (6)	36,775,761	33,951,067

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes the cost of merchandise, vendor allowances, inventory shrinkage, freight, distribution, shipping and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. The cost of merchandise includes product costs paid to the vendor, including items such as purchase discounts and vendor chargebacks, as well as inventory write-downs for the lower of cost or market. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, store maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses. Cost of goods sold included a $2.4 million write-down of golf-related inventory for the 39 weeks ended November 1, 2014 relating to the Company's golf restructuring.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters. Selling, general and administrative expenses for the 13 and 39 weeks ended October 31, 2015 includes a $7.9 million litigation settlement charge. Selling, general and administrative expenses for the 39 weeks ended November 1, 2014 included a $14.4 million gain on sale of a Gulfstream G650 corporate aircraft and asset impairment and severance charges related to the Company's golf restructuring of $14.3 million and $3.7 million, respectively.

(4)	Pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs incurred prior to a new or relocated store opening, which are expensed as incurred.

(5)	Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge to selling, general and administrative costs for the same amount.

(6)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and other specialty concept stores.

13 Weeks Ended October 31, 2015 Compared to the 13 Weeks Ended November 1, 2014

Net Income

The Company reported net income of $47.2 million for the current quarter, or $0.41 per diluted share, compared to net income of $49.2 million, or $0.41 per diluted share, for the quarter ended November 1, 2014. Net income for the quarter ended October 31, 2015 includes $4.7 million, net of tax, or $0.04 per diluted share, related to a litigation settlement charge.

Net Sales

Net sales increased 8% in the current quarter to $1.6 billion from $1.5 billion for the quarter ended November 1, 2014 due primarily to the growth of our store network and a 0.4% increase in consolidated same store sales. The 0.4% increase in consolidated same store sales contributed $6.3 million of the increase in net sales for the quarter ended October 31, 2015. The remaining $109.7 million increase in sales is primarily attributable to new stores. The 0.4% increase in consolidated same store sales consisted of a 0.7% increase at Dick's Sporting Goods and a 2.9% decrease at Golf Galaxy. eCommerce sales penetration was 8.0% of total net sales during the current quarter compared to 7.3% of total net sales during the quarter ended November 1, 2014, representing an approximate increase of 18% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in Dick's Sporting Goods same store sales was primarily driven by increases within our hardlines and footwear categories, partially offset by a decrease within the apparel category, most notably seasonal outerwear that was negatively impacted by record-setting warm weather across the majority of our markets. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.2% partially offset by a decrease in transactions of approximately 0.5%. Based upon the current quarter sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and eCommerce sales, would impact earnings before income taxes for the current quarter by approximately $5.0 million.

Income from Operations

Income from operations decreased to $77.1 million in the current quarter from $79.9 million for the quarter ended November 1, 2014.

Gross profit increased 8% to $488.4 million in the current quarter from $452.0 million for the quarter ended November 1, 2014, and increased as a percentage of net sales by 13 basis points compared to the same period last year. The increase in the gross profit rate was primarily driven by an increase in merchandise margin of 32 basis points partially offset by an increase in occupancy and shipping expenses in the current quarter compared to the same period last year. The increase in merchandise margin was primarily driven by lower inventory markdowns during the current quarter compared to the same period last year. Occupancy costs increased $16.7 million in the current quarter from the quarter ended November 1, 2014. Our occupancy costs are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 8% increase in net sales during the current quarter. The increase in shipping expenses during the current quarter was the result of the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.6 million.

Selling, general and administrative expenses increased 10% to $395.0 million in the current quarter from $357.7 million for the quarter ended November 1, 2014, and increased as a percentage of net sales by 62 basis points. The quarter ended October 31, 2015 includes a litigation settlement charge of $7.9 million. Apart from the litigation settlement charge, selling, general and administrative expenses increased 14 basis points as a percentage of net sales primarily driven by higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores.

Pre-opening expenses increased to $16.3 million in the current quarter from $14.3 million for the quarter ended November 1, 2014. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. During the current quarter, the Company opened 27 new Dick's Sporting Goods stores and seven new Field & Stream stores. Additionally, the Company relocated five Dick's Sporting Goods stores in the current quarter. During the quarter ended November 1, 2014, the Company opened 24 new Dick's Sporting Goods stores, one new Golf Galaxy store and seven new Field & Stream stores along with relocating one Dick's Sporting Goods store and one Golf Galaxy store.

Income Taxes

The Company's effective tax rate was 36.9% for the quarter ended October 31, 2015 as compared to 38.1% for the same period last year. The effective tax rate for the quarter ended October 31, 2015 reflected discrete tax benefits resulting from return to provision items from the Company’s 2014 tax return.

39 Weeks Ended October 31, 2015 Compared to the 39 Weeks Ended November 1, 2014

Net Income

The Company reported net income of $201.4 million for the period ended October 31, 2015, or $1.71 per diluted share, compared to net income of $188.7 million, or $1.55 per diluted share, for the period ended November 1, 2014. Net income for the period ended October 31, 2015 includes $4.7 million, net of tax, or $0.04 per diluted share, related to a litigation settlement charge. Net income for the period ended November 1, 2014 included $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft and charges totaling $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring.

Net Sales

Net sales increased 8% in the current period to $5.0 billion, due primarily to the growth of our store network and a 0.9% increase in consolidated same store sales. The 0.9% increase in consolidated same store sales contributed $40.0 million of the increase in net sales for the period ended October 31, 2015. The remaining $336.4 million increase in sales is primarily attributable to new stores. The 0.9% increase in consolidated same store sales consisted of a 1.3% increase at Dick's Sporting Goods and a 5.6% decrease at Golf Galaxy. eCommerce sales penetration was 7.9% of total net sales during the current period compared to 6.8% of total net sales during the period ended November 1, 2014, representing an approximate increase of 25% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

The increase in Dick's Sporting Goods same store sales was primarily driven by increases across each of our three primary categories: apparel, hardlines and footwear. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.6% partially offset by a decrease in transactions of approximately 0.3%. Based upon the current period sales mix, every 1% change in consolidated same store sales, which consists of brick and mortar and eCommerce sales, would impact earnings before income taxes for the current period by approximately $15.5 million.

Income from Operations

Income from operations increased to $327.4 million in the current period from $303.6 million for the period ended November 1, 2014.

Gross profit increased 8% to $1,510.9 million for the current period from $1,395.4 million for the period ended November 1, 2014, and increased as a percentage of net sales by five basis points compared to the same period last year. The period ended November 1, 2014 included a $2.4 million write-down of inventory relating to our golf restructuring. Apart from the golf restructuring, gross profit was flat as a percentage of net sales. Merchandise margins expanded 15 basis points, while occupancy costs deleveraged by 21 basis points. The increase in merchandise margin was primarily driven by lower inventory markdowns during the current period. Occupancy costs increased $57.1 million in the current period from the period ended November 1, 2014. Our occupancy costs are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 8% increase in net sales during the current period. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current period by approximately $5.0 million.

Selling, general and administrative expenses increased 8% to $1,151.7 million in the current period from $1,063.4 million for the period ended November 1, 2014, and increased as a percentage of net sales by four basis points. The period ended October 31, 2015 includes a litigation settlement charge of $7.9 million. The period ended November 1, 2014 included (i) asset impairment and severance charges related to our golf restructuring of $14.3 million and $3.7 million, respectively, and (ii) a pre-tax gain on the sale of a Gulfstream G650 corporate aircraft of $14.4 million. Apart from the enumerated items, selling, general and administrative expenses in the current period decreased three basis points as a percentage of net sales as compared to the period ended November 1, 2014.

Pre-opening expenses increased to $31.8 million in the current period from $28.5 million for the period ended November 1, 2014. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. During the current period, the Company opened 43 new Dick's Sporting Goods stores and nine new Field & Stream stores. Additionally, the Company relocated six Dick's Sporting Goods stores and one Golf Galaxy store in the current period. During the same period last year, the Company opened 40 new Dick's Sporting Goods stores, one new Golf Galaxy store and eight new Field & Stream stores along with relocating five Dick's Sporting Goods stores and two Golf Galaxy stores.

Income Taxes

The Company's effective tax rate was 38.2% for the period ended October 31, 2015 as compared to 38.4% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities and our revolving credit facility. Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-holiday inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with sales during the holiday season and this inventory reduction, combined with proportionately higher net income, typically produces significant positive cash flow.

Net cash provided by operating activities for the 39 weeks ended October 31, 2015 was $115.9 million compared to net cash provided by operating activities of $102.8 million for the prior year comparable period. Net cash from operating, investing and financing activities are discussed further below.

On August 12, 2015, the Company entered into a five-year senior secured revolving credit agreement (the "Credit Agreement") that amended and restated the Company's then existing credit facility. The Credit Agreement provides for a $1 billion revolving credit facility, including up to $150 million in the form of letters of credit and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $250 million. The Credit Agreement replaced the Company's prior $500 million revolving credit facility (the "Prior Credit Agreement"). The Credit Agreement is further described within Note 5 to the unaudited Consolidated Financial Statements.

The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its business, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

Funds drawn on our Credit Agreement during the 39 weeks ended October 31, 2015 totaled $1,019.1 million over the course of 94 days. The Company repaid $676.7 million of these borrowings, ending the period with $342.4 million of outstanding borrowings under the Credit Agreement, which was the maximum daily amount outstanding at any point in time during the 39 weeks ended October 31, 2015.

Funds drawn on our Prior Credit Agreement during the 39 weeks ended November 1, 2014 totaled $1,057.6 million over the course of 74 days. The Company repaid $777.1 million of these borrowings, ending the period with $280.5 million of outstanding borrowings under the Prior Credit Agreement, which was the maximum daily amount outstanding at any point in time during the 39 weeks ended November 1, 2014.

The Company ended the current period with $73.8 million in cash and cash equivalents as compared to $221.7 million at the end of fiscal 2014. As of October 31, 2015 and January 31, 2015, total remaining borrowing capacity, after subtracting letters of credit, was $643.6 million and $486.0 million.

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

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 39 weeks ended October 31, 2015, the Company repurchased approximately 5.8 million shares of its common stock for $300.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 39 weeks ended October 31, 2015, the Company paid $49.2 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes that cash flows generated by operations and funds available under its Credit Agreement will be sufficient to satisfy current capital requirements through the remainder of fiscal 2015. Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments or store expansion rates in excess of those presently planned, may require additional funding.

The change in cash and cash equivalents is as follows (in thousands):

	39 Weeks Ended
	October 31, 2015	November 1, 2014
Net cash provided by operating activities	$115,869	$102,757
Net cash used in investing activities	(276,368)	(223,503)
Net cash provided by financing activities	12,671	16,957
Effect of exchange rate changes on cash and cash equivalents	(52)	(9)
Net decrease in cash and cash equivalents	$(147,880)	$(103,798)

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

Cash provided by operating activities increased $13.1 million for the 39 weeks ended October 31, 2015 compared to the same period last year. The increase in cash provided by operating activities is due primarily to a $29.6 million increase in non-cash items and a $12.7 million increase in net income, partially offset by a decrease in operating assets and liabilities of $29.2 million period-over-period. The increase in non-cash items is due primarily to the sale of a Gulfstream G650 corporate aircraft during the 39 weeks ended November 1, 2014 and changes in deferred income taxes period over period.

The decrease in operating assets and liabilities is due primarily to the following:

▪
Changes in inventory and accounts payable decreased operating cash flows by $38.7 million compared to the prior year, primarily attributable to slower sell-through of seasonal outerwear categories in the current year-to-date period.

▪
Changes in income taxes payable / receivable decreased operating cash flows by $20.1 million compared to the prior year, primarily due to higher income tax payments in the current period. Income tax payments in fiscal 2015 were unfavorably impacted by the sale of a Gulfstream G650 corporate aircraft during fiscal 2014.

▪
Changes in deferred construction allowances increased operating cash flows by $30.7 million compared to the prior year, primarily due to the timing and increased amount of collections associated with self-developed stores where tenant allowances are provided by landlords.

Investing Activities

Cash used in investing activities increased $52.9 million for the 39 weeks ended October 31, 2015 compared to the same period last year. During the 39 weeks ended November 1, 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft and paid $26.3 million to acquire intellectual property rights to the Field & Stream mark in product categories that were not otherwise owned by the Company.

Financing Activities

Cash provided by financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash provided by financing activities for the 39 weeks ended October 31, 2015 totaled $12.7 million compared to $17.0 million for the same period in the prior year. The Company repurchased $100.0 million more shares during the 39 weeks ended October 31, 2015 compared to the same period in the prior year. The higher share repurchase activity was partially offset by higher net Credit Agreement borrowings and changes in the bank overdraft balance between years.

Event Subsequent to Quarter-end

Dividend – On November 12, 2015, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.1375 per share of common stock and Class B common stock payable on December 31, 2015 to stockholders of record as of the close of business on December 11, 2015.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of October 31, 2015 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of the Company's contractual obligations and other commercial commitments as of January 31, 2015, see the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed March 27, 2015. During the current quarter, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed March 27, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

During the third quarter of fiscal 2015, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, October 31, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
August 2, 2015 to August 29, 2015	864,548	$48.01	864,000	$352,917,995
August 30, 2015 to October 3, 2015	1,465,615	$48.46	1,464,385	$281,961,467
October 4, 2015 to October 31, 2015	867,990	$43.28	867,990	$244,397,772
Total	3,198,153	$46.93	3,196,375

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board of Directors on March 7, 2013.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 24 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 25, 2015 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 25, 2015 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Teri L. List-Stoll, Executive Vice President - Chief Financial Officer, dated as of November 25, 2015 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 25, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Teri L. List-Stoll, Executive Vice President - Chief Financial Officer, dated as of November 25, 2015 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith