Form 10-K
period 2016-01-30
DICKS SPORTING GOODS INC
filed 2016-03-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,662,073,283 as of July 31, 2015 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 31, 2015.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 21, 2016 was 90,022,393 and 24,900,870, respectively.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2016 (the "2016 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores and develop our own eCommerce platform, our efforts to increase profit margins and return on invested capital, plans to grow our private brand business, projections of our future profitability, results of operations, capital expenditures, plans to return capital to stockholders through dividends or share repurchases, or our financial condition.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Item 1A of this Form 10-K). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Annual Report on Form 10-K are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

PART I

ITEM 1.  BUSINESS

General

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores as well as eCommerce websites at www.DICKS.com, www.golfgalaxy.com, www.fieldandstreamshop.com and www.caliastudio.com. When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to the Company's fiscal year.

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

As of January 30, 2016, the Company operated 644 Dick's Sporting Goods stores in 47 states, 73 Golf Galaxy stores in 29 states and 19 Field & Stream stores in nine states. In some markets we operate two adjacent stores on the same property with a pass-through for customers. We refer to this format as a "combo store".

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

Our objective is not only to carry leading brands, but to carry a full range of products within each category, including premium items for the sports enthusiast. We believe that the breadth of our product selections in each category of sporting goods offers our customers a wide range of good, better and best price points and enables us to address the needs of sporting goods consumers, from the beginner to the sports enthusiast, which distinguishes us from other large format sporting goods stores. We also believe that the range of merchandise and extensive in-store support services that we offer allows us to differentiate and compete effectively against all of our competitors, from traditional independent sporting goods stores and specialty shops to other large format sporting goods stores and mass merchant discount retailers to internet-based retailers.

Omni-channel Development. We believe when our customers connect with the Dick's Sporting Goods brand they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. We continue to see growth in the number of customers who shop with us both online and in our stores and believe these omni-channel customers represent the future of retail.

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

We believe that leveraging all of our sales channels to deliver a consistent, seamless and high-quality customer experience across our store, on the web and via mobile technology, will differentiate us from our online-only competitors. As a result, we continually upgrade website functionality, expand assortment and content and invest in new capabilities to maximize device shift and leverage our store network. We believe this will provide customers with an enhanced shopping experience that will enable our customers to buy and receive products where, when and how they want. We are also transitioning our eCommerce platform to one that will allow us to fully control our customer experience and maximize profitability, while continuing store growth. We believe our store base is a competitive advantage to our online-only competitors, as our physical presence allows us to better serve our customers, whether through the convenience of accepting in-store returns or exchanges, or expediting fulfillment of eCommerce orders. We believe that offering support services for the products we sell enhances the credibility of our associates and specialty store concepts with our customers and further differentiates our stores from our competitors.
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

Private Brands. We also offer a wide variety of private brands and products through exclusive licenses such as adidas baseball, CALIA, DBX, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Primed, Quest, Reebok (performance apparel), Slazenger (golf and racquets), Top-Flite, Umbro (performance soccer equipment, footwear and apparel) and Walter Hagen. Our private brands and other exclusive products offer our customers products that they cannot find anywhere else. Our private brands also offer exceptional value and quality to our customers at each price point and obtain higher gross margins than we obtain on sales of comparable branded products. We have invested in a development and procurement staff to support our private brand business.

Retail Concept Development. In fiscal 2015, we opened nine new Field & Stream stores, a specialized outdoor concept. In fiscal 2016, we plan to open approximately nine additional Field & Stream locations. These highly specialized concept stores enable us to connect with outdoor enthusiasts in their own element, giving us valuable insight into key merchandise categories that we can apply across our entire network. We also test concepts from time to time, such as our True Runner and Chelsea Collective concept stores.

Strategic Marketing. Our marketing program is designed to build loyalty for the Dick's Sporting Goods brand while promoting our broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. While we continue to market our merchandise assortment through traditional channels, such as newspaper and direct mail pieces, we have developed brand-building marketing campaigns focused on building passion and loyalty to the Dick's Sporting Goods brand and shifted our advertising mix to include more digital marketing. We continue to optimize our media mix by shifting to more efficient and effective marketing channels and by leveraging our extensive and expanding customer relationship marketing database from our "ScoreCard" loyalty program. The Company is also actively involved in communities, sponsoring thousands of teams in various sports at the local level.

Merchandising

The following table sets forth the approximate percentage of our sales attributable to the hardlines, apparel and footwear categories for the periods presented:

	Fiscal Year
Category	2015	2014	2013
Hardlines (1)	45%	44%	44%
Apparel	35%	36%	35%
Footwear	19%	19%	20%
Other (2)	1%	1%	1%
Total	100%	100%	100%

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services and shipping revenues.

Selling Channels

We offer products to our customers through our retail stores and online. Although we sell through both of these channels, we believe that sales in one channel are not independent of the other. Regardless of the sales channel, we seek to provide our customers with a seamless omni-channel shopping experience.

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

The Company seeks to expand its presence through the opening of new stores and the Company believes it has the potential to reach approximately 1,100 Dick's Sporting Goods locations, including smaller-market locations across the United States. The Company believes that growing its store network and eCommerce business simultaneously, will enable it to profitably grow the business by delivering an omni-channel shopping experience for its customers. The Company also makes continued investments in its store locations in order to maintain its brand standards and improve its customers' shopping experience.

eCommerce:

Through our websites, we seek to provide our customers with in-depth product knowledge and the ability to shop with us at any time. We continue to develop our online content and capabilities to enhance the online experience and fully integrate our online business with our stores to provide our customers with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders and the ability to place online orders in our stores if we are out of stock in the retail store. We also have the ability through our websites to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity. We also have capability for our customers to buy merchandise online and pick it up in store. In fiscal 2015, our eCommerce business accounted for approximately 10% of our total net sales.

Purchasing and Distribution

We purchase merchandise from approximately 1,600 vendors. During fiscal 2015, Nike and Under Armour, our largest vendors, represented approximately 20% and 12%, respectively, of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2015 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are made on a short-term purchase order basis.

We operate four regional distribution centers for supplying stores with merchandise. Vendors directly ship floor ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores. During fiscal 2015, our stores received approximately 95% of merchandise through our distribution network with the remaining merchandise shipped directly to the stores from our vendors. We believe this flow of merchandise facilitates prompt and efficient distribution to our stores in order to enhance in-stocks, minimize freight costs and improve our inventory turns.

Competition

The market for sporting goods retailers is highly fragmented and intensely competitive. We compete with many retailing formats, including large format sporting goods stores, traditional sporting goods stores, specialty and vendor stores, mass merchants and department stores, and internet and catalog-based retailers. We seek to attract customers by offering a wide range of products and broad selection and distinctive marketing in stores that provide a unique shopping environment and superior service through an omni-channel experience.

Employees

As of January 30, 2016, we employed approximately 13,100 full-time and 24,100 part-time associates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peak during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Proprietary Rights

The Company has a number of registered service marks and trademarks with the United States Patent and Trademark Office, including various versions of the following: "Acuity", "CALIA", "DBX", "Dick's", "Dick's Sporting Goods", "Field & Stream", "Fitness Gear", "Golf Galaxy", "Lady Hagen", "MAXFLI", "Nishiki", "Primed", "Quest", "ScoreCard", "ScoreCard Rewards", "Top-Flite" and "Walter Hagen". The Company also has a number of registered domain names, including "dickssportinggoods.com", "DICKS.com", "golfgalaxy.com", "fieldandstreamshop.com" and "caliastudio.com". Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball only), "Slazenger" (golf and racquets), "Louisville Slugger" (hosiery only), "Reebok" (performance apparel) and "Umbro" (performance soccer equipment, footwear and apparel) for specified product categories and, in some cases, specified channels. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risk Factors".

Governmental Regulations

We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, in connection with the sale of firearms in our stores, we must comply with a number of federal and state laws and regulations related to the sale of firearms and ammunition, including the federal Brady Handgun Violence Prevention Act. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape, requires us to expend considerable resources.

Executive Officers of the Company

The following table and accompanying narrative sets forth the name, age and business experience of the current Executive Officers of the Company:

Name	Age	Position
Edward W. Stack	61	Chairman and Chief Executive Officer
André J. Hawaux	55	Executive Vice President - Chief Operating Officer
Teri L. List-Stoll	53	Executive Vice President - Chief Financial Officer
Lee J. Belitsky	55	Executive Vice President - Product Development and Planning, Allocations and Replenishment
Lauren R. Hobart	47	Executive Vice President - Chief Marketing Officer
Michele B. Willoughby	50	Executive Vice President - eCommerce and Supply Chain
John E. Hayes III	53	Senior Vice President, General Counsel and Secretary
Joseph R. Oliver	56	Senior Vice President - Chief Accounting Officer
Deborah M. Victorelli	53	Senior Vice President - Human Resources

Edward W. Stack has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Stack's father, Richard "Dick" Stack, retired from our then two store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

André J. Hawaux became our Executive Vice President - Chief Operating Officer in August 2015. From February 2015 to August 2015, Mr. Hawaux served as our Executive Vice President - Chief Operating Officer / Chief Financial Officer. From June 2013 to January 2015, Mr. Hawaux served as our Executive Vice President - Finance, Administration and Chief Financial Officer. Prior to joining the Company, Mr. Hawaux served as the President, Consumer Foods at ConAgra Foods, Inc., one of North America's leading packaged food companies, since 2009. From 2006 to 2009, Mr. Hawaux served as ConAgra Foods' Executive Vice President, Chief Financial Officer where he was responsible for the company's Finance and Information System and Services organizations. Prior to ConAgra Foods, Mr. Hawaux served as general manager of a large U.S. division of PepsiAmericas and previously served as Chief Financial Officer for Pepsi-Cola North America and Pepsi International's China business unit. Mr. Hawaux is also a Trustee of Southern New Hampshire University and a member of the Board of Directors of PulteGroup, Inc. (NYSE: PHM).

Teri L. List-Stoll became our Executive Vice President - Chief Financial Officer in August 2015. Prior to joining Dick's Sporting Goods, Ms. List-Stoll served as Executive Vice President and Chief Financial Officer of Kraft Foods Group from December 2013 to February 2015. Ms. List-Stoll then transitioned to Senior Advisor at Kraft Foods Group from February 2015 to May 2015. During her tenure with Kraft Foods Group, Ms. List-Stoll also served as Senior Vice President of Finance from September 2013 to December 2013. Prior to joining Kraft Foods Group, Ms. List-Stoll worked for The Procter & Gamble Company ("P&G"), a consumer goods company, for nearly 20 years, in various finance and accounting leadership positions. She had most recently served as Senior Vice President and Treasurer of P&G from 2009 to 2013 and Vice President, Finance, Global Operations from 2007 to 2009. Before joining P&G, she was with Deloitte & Touche LLP for over nine years. Ms. List-Stoll is also a member of the Board of Directors and Audit Committees of Microsoft (Nasdaq: MSFT) and Danaher Corporation (NYSE: DHR).

Lee J. Belitsky became our Executive Vice President - Product Development and Planning, Allocations and Replenishment in September 2014. Mr. Belitsky joined Dick's Sporting Goods in 1997 as Vice President - Controller and has held a number of roles at Dick's Sporting Goods. From July 2013 to September 2014, Mr. Belitsky served as Senior Vice President - Product Development; from September 2011 to July 2013, he served as Senior Vice President - Chief Risk and Compliance Officer; from January 2010 to September 2011, he served as Senior Vice President - Strategic Planning and Analysis and Treasury Services; from February 2009 to January 2010, he served as Senior Vice President - Store Operations and Distribution / Transportation; from April 2006 to February 2009, he served as Senior Vice President - Distribution and Transportation; from December 2005 to April 2006, he served as Vice President - Treasurer; and from December 1997 to December 2005, he served as Vice President - Controller. Prior to joining Dick's Sporting Goods, Mr. Belitsky was the Chief Financial Officer of Domain, Inc., a Boston-based home furnishings retailer. He also served as Vice President - Controller and Treasurer with Morse Shoe, Inc. and as an Audit Manager with KPMG LLP.

Lauren R. Hobart became our Executive Vice President - Chief Marketing Officer in September 2015. Ms. Hobart joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. Prior to that, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its Carbonated Soft Drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. Ms. Hobart also serves as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC).

Michele B. Willoughby has served as our Executive Vice President - eCommerce and Supply Chain since July 2013. Ms. Willoughby joined Dick's Sporting Goods in 2004. From November 2010 to July 2013, Ms. Willoughby served as Senior Vice President - eCommerce and from February 2009 to November 2010, she served as Senior Vice President - Supply Chain. She joined Dick's Sporting Goods in 2004 as Vice President, Planning and Allocation. Prior to joining Dick's Sporting Goods, Ms. Willoughby was employed by Kohl's Department Stores, where she held various positions in Merchandise Planning and Allocation from 1997 to 2004, most recently as Vice President, Planning and Allocation.

John E. Hayes III became our Senior Vice President, General Counsel and Secretary in January 2015. Prior to joining Dick's Sporting Goods, Mr. Hayes served as Senior Vice President and General Counsel of Coldwater Creek Inc. from February 2009 to September 2014. During his tenure with Coldwater Creek, Mr. Hayes also served as the Company's interim Chief Financial Officer from November 2009 to April 2010 and as Senior Vice President, Human Resources from April 2010 to May 2013. Prior to joining Coldwater Creek, Mr. Hayes was engaged for seventeen years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. Prior to his legal career, Mr. Hayes practiced as an accountant with KPMG LLP.

Joseph R. Oliver became our Senior Vice President - Chief Accounting Officer in November 2009. From February 2006 to November 2009, Mr. Oliver served as our Vice President and Controller and as our Director of Accounting from May 2000 to February 2006. Prior to joining Dick's Sporting Goods, Mr. Oliver was employed by Dominion Resources, Inc. from 1983 to 2000 in various finance functions, most recently as Director of Accounting.

Deborah M. Victorelli became our Senior Vice President - Human Resources in September 2014. Ms. Victorelli joined Dick's Sporting Goods in 1999 and has held numerous leadership roles of increasing responsibility. From February 2013 to September 2014, she served as Vice President - Human Resources and from November 2004 to January 2013, she served as Vice President of Human Resources - Field. Prior to joining Dick's Sporting Goods, Ms. Victorelli was employed by Mine Safety Appliances and Coca-Cola Bottling Company in various human resource roles.

ITEM 1A. RISK FACTORS

Risks and Uncertainties

Our business is dependent on consumer discretionary spending and reduced consumer spending may adversely affect the Company's business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters. Decreases in consumer discretionary spending can result in the need for more promotional activities and a decrease in same store sales, customer traffic or average value per transaction, which could negatively affect the Company's business, financial performance and/or stock price, particularly if consumer spending is depressed for a prolonged period of time.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence, name recognition and financial, marketing and other resources than we do. Additionally, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive prices vis-à-vis our competitors. We compete with retailers from multiple categories, including large formats, traditional and specialty formats, mass merchants, department stores and catalog, internet-based and direct-sell retailers. Many factors affect the extent to which competition could affect our results, including pricing, quality, assortment, advertising, service, locations and reputation, and prolonged competitive pressures could have a material effect on our results of operations.

Omni-channel growth in our business is complex and we are currently developing an internal eCommerce platform.

Our business has become increasingly omni-channel so our customers are able to shop online or in-store for a seamless shopping experience. Our omni-channel strategy includes the planned transition to an internal eCommerce platform, and the www.DICKS.com eCommerce business is planned to be launched on the internal eCommerce platform in early 2017. Installing our new, internal eCommerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing the customer experience. This involves substantial risk, including risk of implementation delays, cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful implementation and operation of our internal eCommerce platform. If we are not able to successfully implement and operate our internal eCommerce platform, our financial performance and future growth could be materially adversely affected.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and shopping patterns regarding sporting goods. We must develop and execute merchandising initiatives with marketing programs that appeal to a broad range of consumers and markets throughout the country. Consumer preferences cannot be predicted with certainty and are subject to continual change and evolution. Additionally, our customers may also have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through internet-based and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our new merchandise our sales may decline significantly, we may have to take significant inventory markdowns or miss opportunities for other products, which could have a negative impact on our profitability.

Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model could affect our results.

Opening stores in new and existing markets is a critical part of our business strategy. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. Furthermore, even if suitable properties are identified, if we fail to negotiate appropriate terms for new leases we enter into, we may incur lease costs that are excessive and cause operating margins to be below acceptable levels. We may also make term commitments that are too long or too short, without the option to exit early or extend. Factors such as the condition of local property markets, availability of lease financing, taxes, zoning and environmental issues, and competitive actions may impact the availability of, and our ability to successfully negotiate leases, for suitable property. Furthermore, the success of new stores depends on a number of factors, including the success of the shopping center where our store is located, consumer demographics and consumer shopping patterns. These factors cannot be predicted with complete accuracy. If we fail to profitably operate these new stores once they open, our financial performance could be adversely affected.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company's business and standing with our customers.

The protection of our customer, associate and Company data is critical to us. The Company receives confidential customer data, including payment card and personally identifiable information, in the normal course of customer transactions. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have not experienced a material data security breach to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.

Our private brand offerings and new retail concepts expose us to increased costs and certain additional risks.

We offer our customers private brand products that are not available from other retailers. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we license from third parties. We also evaluate and operate new retail concepts, including, for example, our Field & Stream, True Runner and Chelsea Collective concepts. We invest in our development and procurement resources and marketing efforts relating to these private brand offerings and new retail concepts. There is no assurance that our private brand products or our new retail concepts will be successful, and we could curtail or abandon any of our private brands or retail concepts at any time. Factors that could cause us to curtail or abandon one of our private brands or retail concepts include unexpected or increased costs or delays in development of the brand, demands on management resources, legal or regulatory constraints, change in consumer demands, preferences and shopping patterns regarding sporting goods, or a determination that the demand does not support the brand. Additional risks relating to private brand offerings include product liability and product recalls; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands.

We rely on a single third party provider to maintain and operate certain aspects of our www.DICKS.com operations, and disruptions with the provider or in the services it provides to us could materially affect our reputation, operations or financial results.

We have contracted with a single third party to operate and host our www.DICKS.com eCommerce website and provide related fulfillment and customer service. We rely on that party's operational, privacy and security procedures and controls to operate and host our www.DICKS.com eCommerce business. Failure by such third party to adequately service these aspects of our www.DICKS.com eCommerce business could result in a prolonged disruption that affects our customers' ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and/or experience increased costs, which could materially affect our reputation, operations or financial results.

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

We are subject to costs and risks associated with a complex regulatory, compliance and legal environment, including increased or changing laws and regulations affecting our business, particularly those relating to the sale of consumer products and firearms and ammunition, and those relating to data protection and privacy.

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

We purchase merchandise from approximately 1,600 vendors. In fiscal 2015, purchases from Nike and Under Armour represented approximately 20% and 12%, respectively, of our merchandise purchases. Although in fiscal 2015 purchases from no other vendor represented 10% or more of our total purchases, our dependence on our principal suppliers involves risk. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. If any of our key vendors fails to supply us with products, as a result of supply chain disruptions or other causes, or continue to develop new products that create consumer demand, we may not be able to meet the demands of our customers and our revenue could materially decline. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.

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

We sell hunting rifles, semi-automatic hunting rifles and ammunition, and in some of our stores, including Field & Stream stores, handguns. These are products that are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") or state laws or regulations. Any improper or illegal use by our customers of ammunition or firearms sold by us could have a negative impact on our reputation and business. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition.

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

Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third party intellectual rights, could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are manufactured or may be made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of ownership or use of the intellectual property.

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

If we do not effectively implement our strategic and business planning processes to attract, retain, train and develop future leaders, our business may suffer. In addition, stores depend significantly on our ability to hire and retain quality associates, including store managers and sales associates. The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. We also are dependent on the associates who staff our distribution centers, many of whom are skilled.

Furthermore, our success depends on continued service from Edward W. Stack, our Chairman and Chief Executive Officer, who has been operating the Company since 1984. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and the industry. If we were to lose Mr. Stack, our business could be materially adversely affected.

Wage increases could adversely affect our financial results.

Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states.  As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well.  Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer.  Additionally, the U.S. Department of Labor ("DOL") has proposed rules that may have salary and wage impact for "exempt" employees, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

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

Our business is seasonal based on sports seasons and the holiday selling season. Furthermore, a majority of our Dick's Sporting Goods stores are located in the eastern half of the United States, which exposes us to various regional risks, including those relating to weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Poor performance during our fourth quarter, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

We may pursue strategic alliances, acquisitions or investments and the failure of an alliance, acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

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

As of January 30, 2016, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease all of our stores. Initial lease terms are generally for 10 to 15 years, and most leases contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site nine to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and malls.

As of January 30, 2016, we operated 741 stores in 47 states. The following table sets forth the number of stores by state:

State	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Alabama	14	2	16
Arizona	8	—	8
Arkansas	3	—	3
California	41	2	43
Colorado	12	2	14
Connecticut	11	1	12
Delaware	3	1	4
Florida	34	3	37
Georgia	19	—	19
Idaho	5	1	6
Illinois	27	5	32
Indiana	20	1	21
Iowa	7	1	8
Kansas	10	1	11
Kentucky	12	2	14
Louisiana	7	—	7
Maine	4	—	4
Maryland	15	3	18
Massachusetts	18	2	20
Michigan	23	2	25
Minnesota	9	4	13
Mississippi	6	—	6
Missouri	14	2	16
Nebraska	4	1	5
Nevada	2	2	4
New Hampshire	6	—	6
New Jersey	18	4	22
New Mexico	4	—	4
New York	38	5	43
North Carolina	33	8	41
North Dakota	1	—	1
Ohio	40	10	50
Oklahoma	9	2	11
Oregon	9	—	9
Pennsylvania	40	12	52
Rhode Island	2	—	2
South Carolina	13	1	14
South Dakota	1	—	1
Tennessee	16	1	17
Texas	24	6	30
Utah	5	1	6
Vermont	2	—	2
Virginia	30	5	35
Washington	7	—	7
West Virginia	6	—	6
Wisconsin	11	4	15
Wyoming	1	—	1
Total	644	97	741

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. As of January 30, 2016, the Company operated 73 Golf Galaxy stores in 29 states and 19 Field & Stream stores in nine states.

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Atlanta, Georgia	914,000	Leased
Plainfield, Indiana	725,000	Leased
Goodyear, Arizona	624,000	Owned
Smithton, Pennsylvania	601,000	Leased

The Company’s Store Support Center occupies approximately 670,000 square feet of owned building space in Coraopolis, Pennsylvania. The Company is a direct tenant of Allegheny County Airport Authority ("ACAA") pursuant to an underlying ground lease through 2038. The Company holds a second ground lease with ACAA through 2038 for 89 acres adjacent to its Store Support Center for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of our businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

Fiscal Quarter Ended	High	Low	Dividend (a)
May 2, 2015	$58.98	$52.25	$0.1375
August 1, 2015	$56.29	$49.24	$0.1375
October 31, 2015	$53.41	$42.02	$0.1375
January 30, 2016	$44.88	$34.24	$0.1375

Fiscal Quarter Ended	High	Low	Dividend (b)
May 3, 2014	$57.26	$50.17	$0.125
August 2, 2014	$53.16	$42.12	$0.125
November 1, 2014	$46.37	$41.90	$0.125
January 31, 2015	$55.65	$43.97	$0.125

(a)
Quarterly cash dividend of $0.1375 per share of common stock and Class B common stock paid on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 to stockholders of record on March 13, 2015, June 12, 2015, September 11, 2015 and December 11, 2015, respectively.

(b)
Quarterly cash dividend of $0.125 per share of common stock and Class B common stock paid on March 28, 2014, June 27, 2014, September 26, 2014 and December 26, 2014 to stockholders of record on March 7, 2014, June 6, 2014, September 5, 2014 and December 5, 2014, respectively.

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 21, 2016 was 284 and 26, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to common stock repurchases made during the three months ended January 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
November 1, 2015 to November 28, 2015	443,333	$38.59	442,500	$227,326,906
November 29, 2015 to January 2, 2016	313,901	$38.89	313,588	$215,132,096
January 3, 2016 to January 30, 2016	816,081	$34.33	815,900	$187,121,451
Total	1,573,315	$36.44	1,571,988

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board of Directors on March 7, 2013.

The information set forth under Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated herein.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2015, 2014, 2013, 2012 and 2011 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2015, 2014, 2013, 2012 and 2011 presented below under the caption "Store Data" have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2012, which included 53 weeks.

The information set forth below should be read in conjunction with other sections of this Annual Report on Form 10-K including Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$7,270,965	$6,814,479	$6,213,173	$5,836,119	$5,211,802
Cost of goods sold (1)	5,088,078	4,727,813	4,269,223	3,998,956	3,616,921
Gross profit	2,182,887	2,086,666	1,943,950	1,837,163	1,594,881
Selling, general and administrative expenses (2)	1,613,075	1,502,089	1,386,315	1,297,413	1,148,268
Pre-opening expenses	34,620	30,518	20,823	16,076	14,593
Income from operations	535,192	554,059	536,812	523,674	432,020
Impairment of available-for-sale investments (3)	—	—	—	32,370	—
Gain on sale of investment (4)	—	—	—	—	(13,900)
Interest expense (5)	4,012	3,215	2,929	6,034	13,868
Other expense (income) (6)	305	(5,170)	(12,224)	(4,555)	26
Income before income taxes	530,875	556,014	546,107	489,825	432,026
Provision for income taxes	200,484	211,816	208,509	199,116	168,120
Net income	$330,391	$344,198	$337,598	$290,709	$263,906
Per Common Share Data:
Earnings per common share - Basic	$2.87	$2.89	$2.75	$2.39	$2.19
Earnings per common share - Diluted	$2.83	$2.84	$2.69	$2.31	$2.10
Dividends declared per common share (7)	$0.55	$0.50	$0.50	$2.50	$0.50
Weighted average common shares outstanding:
Basic	115,230	119,244	122,878	121,629	120,232
Diluted	116,794	121,238	125,628	125,995	125,768
Store Data:
Same store sales (decrease) increase (8)	(0.2)%	2.4%	1.9%	4.3%	2.0%
Number of stores at end of period (9)	741	694	642	601	561
Total square footage at end of period (9)	36,703,905	34,245,885	31,621,488	29,587,733	27,596,140
Net sales per square foot (10)	$181	$185	$186	$193	$187
Other Data:
Gross profit margin	30.0%	30.6%	31.3%	31.5%	30.6%
Selling, general and administrative expenses as a percentage of net sales	22.2%	22.0%	22.3%	22.2%	22.0%
Operating margin	7.4%	8.1%	8.6%	9.0%	8.3%
Inventory turnover (11)	3.03x	3.10x	3.18x	3.33x	3.37x
Depreciation and amortization	$193,594	$179,431	$154,928	$125,096	$116,581
Balance Sheet Data:
Inventories, net	$1,527,187	$1,390,767	$1,232,065	$1,096,186	$1,014,997
Working capital (12) (13)	$621,015	$679,965	$578,649	$564,832	$915,917
Total assets (13)	$3,559,336	$3,391,704	$3,032,870	$2,880,394	$2,996,452
Total debt including capital and financing lease obligations (5)	$5,913	$6,450	$7,375	$16,275	$159,022
Retained earnings	$1,737,214	$1,471,182	$1,187,514	$911,704	$932,871
Total stockholders' equity	$1,789,187	$1,832,225	$1,692,179	$1,587,324	$1,632,745

(1)	The cost of goods sold for fiscal 2014 included a $2.4 million write-down of golf-related inventory relating to the Company's golf restructuring.

(2)
Selling, general and administrative expenses for fiscal 2011 included a $2.1 million expense reduction relating to the partial reversal of previously accrued litigation settlement costs. Selling, general and administrative expenses for fiscal 2013 included $7.9 million related to a non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value. Selling, general and administrative expenses for fiscal 2014 included a $14.4 million gain on sale of a Gulfstream G650 corporate aircraft and asset impairment and severance charges relating to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. Selling, general and administrative expenses for fiscal 2015 includes a $7.9 million litigation settlement charge.

(3)	Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports, plc ("JJB Sports").

(4)	Gain on sale of investment reflects the sale of the Company's available-for-sale securities in GSI Commerce, Inc.

(5)
Interest expense in fiscal 2011 and 2012 included rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased in fiscal 2012 for $133.4 million, including closing costs. The Company's payment to purchase the building was reflected as a payment of its financing lease obligation in fiscal 2012.

(6)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. During fiscal 2013, the Company recorded $4.3 million related to the partial recovery of its previously impaired investment in JJB Sports, which is reflected herein.

(7)
Dividends declared per common share in fiscal 2011 represent the Company's first dividend of $0.50 per share of common stock and Class B common stock. Dividends declared per common share during fiscal 2012 through fiscal 2014 represent quarterly dividends of $0.125 per share of common stock and Class B common stock. Fiscal 2012 included a special cash dividend of $2.00 per share of common stock and Class B common stock. Dividends declared per common share in fiscal 2015 represent quarterly dividends of $0.1375 per share of common stock and Class B common stock.

(8)
A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. The same store sales calculation for fiscal 2012 excluded sales during the 53rd week.

(9)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and other specialty concept stores.

(10)
Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period, excluding eCommerce sales. Gross square footage includes the storage, receiving and office space that generally occupies approximately 17% of total store space within our stores.

(11)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(12)	Defined as current assets less current liabilities.

(13)
See Note 1 to the Consolidated Financial Statements regarding the adoption of Accounting Standards Update 2015-17 during the fourth quarter of fiscal 2015, which requires the classification of all deferred tax assets and liabilities as non-current. For comparative purposes, management elected to retrospectively apply these changes to all periods presented.

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

Overview

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores as well as eCommerce websites at www.DICKS.com, www.golfgalaxy.com, www.fieldandstreamshop.com and www.caliastudio.com.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. For example, in the last five years, the Company has grown from 444 Dick's Sporting Goods stores at the end of fiscal 2010 to 644 Dick's Sporting Goods stores at the end of fiscal 2015. The Company's eCommerce sales penetration to total net sales has increased from 2.8% in fiscal 2010 to 10.3% in fiscal 2015.

In recent years, the Company has innovated its eCommerce sites with enhancements in the customer experience, new releases of its mobile and tablet sites, and development of capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns that are consistent across our stores and our eCommerce websites. On average, approximately 80% of the Company's eCommerce sales are generated within brick and mortar trade areas.

The Company's senior management focuses on certain key indicators to monitor the Company's performance including:

•
Consolidated same store sales performance – Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of the Company's same store sales in the "Results of Operations" section herein.

•
Operating cash flow – Cash flow generation supports the general operating needs of the Company and funds capital expenditures related to its omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, costs associated with potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant positive operating cash flows and proportionately higher net income levels in our fiscal fourth quarter in connection with the holiday selling season and in part to sales of cold weather sporting goods and apparel. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources" section herein.

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

Executive Summary

•
Earnings per diluted share of $2.83 in fiscal 2015 was relatively flat compared to earnings per diluted share of $2.84 in fiscal 2014. Net income for fiscal 2015 totaled $330.4 million compared to $344.2 million in fiscal 2014.

•	Fiscal 2015 net income includes $4.7 million, net of tax, or $0.04 per diluted share, related to a litigation settlement charge.

•
Fiscal 2014 net income included $8.7 million, net of tax, or $0.07 per diluted share, related to a gain on the sale of a Gulfstream G650 corporate aircraft and charges totaling $12.2 million, net of tax, or $0.10 per diluted share, related to the Company's golf restructuring.

•
Net sales increased 7% to $7,271.0 million in fiscal 2015 from $6,814.5 million in fiscal 2014 due primarily to the growth of our store network, partially offset by a 0.2% decrease in consolidated same store sales.

•	eCommerce sales penetration in fiscal 2015 increased to 10.3% of total net sales compared to 9.2% in fiscal 2014.

•	Gross profit decreased to 30.02% in fiscal 2015 as a percentage of net sales from 30.62% in fiscal 2014 due primarily to lower merchandise margins, occupancy deleverage and higher shipping expenses.

•	In fiscal 2015, the Company:

•	Declared and paid aggregate cash dividends of $0.55 per share of common stock and Class B common stock.

•	Repurchased 7.4 million shares of common stock for $357.3 million.

•
Amended its revolving senior secured credit facility (the "Credit Agreement") to increase lender commitments from $500 million to $1 billion, reduced applicable margins on base rate and LIBOR rate loans and extended the maturity date to August 12, 2020.

•	Ended the period with no outstanding borrowings under the Credit Agreement.

•	The following table summarizes store openings and closings for fiscal 2015 and fiscal 2014:

	Fiscal 2015			Fiscal 2014
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	603	91	694	558	84	642
New stores:
Single-level stores	41	11	52	42	9	51
Two-level stores	3	—	3	4	—	4
Total new stores	44	11	55	46	9	55
Ending stores	647	102	749	604	93	697
Closed stores	3	5	8	1	2	3
Ending stores	644	97	741	603	91	694
Remodeled stores	2	—	2	5	—	5
Relocated stores	7	1	8	5	2	7

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. The Company opened nine new Field & Stream stores in fiscal 2015. As of January 30, 2016, the Company operated 73 Golf Galaxy stores and 19 Field & Stream stores.

Results of Operations

The following table presents, for the periods indicated, selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	2015 (A)	2014	2013	2015 - 2014 (A)	2014 - 2013
Net sales	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs	69.98	69.38	68.71	60	67
Gross profit	30.02	30.62	31.29	(60)	(67)
Selling, general and administrative expenses	22.19	22.04	22.31	15	(27)
Pre-opening expenses	0.48	0.45	0.34	3	11
Income from operations	7.36	8.13	8.64	(77)	(51)
Interest expense	0.06	0.05	0.05	1	—
Other expense (income)	—	(0.08)	(0.20)	8	12
Income before income taxes	7.30	8.16	8.79	(86)	(63)
Provision for income taxes	2.76	3.11	3.36	(35)	(25)
Net income	4.54%	5.05%	5.43%	(51)	(38)

(A)	Column does not add due to rounding.

Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and selling, general and administrative expenses ("SG&A"), our gross profit rate and SG&A rate may not be comparable to other retailers. For additional information regarding costs classified in cost of goods sold, SG&A or any other financial statement line item presented herein, refer to Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

Fiscal 2015 (52 weeks) Compared to Fiscal 2014 (52 weeks)

Net Sales

Net sales increased 7% to $7,271.0 million in fiscal 2015 from $6,814.5 million in fiscal 2014 due primarily to the growth of our store network, partially offset by a 0.2% decrease in consolidated same store sales. Noncomparable sales increased $468.0 million due to new stores, partially offset by an $11.5 million sales decrease caused by the 0.2% decrease in consolidated same store sales. The 0.2% decrease in consolidated same store sales consisted of a 0.1% increase at Dick's Sporting Goods and a 5.6% decrease at Golf Galaxy. eCommerce sales penetration was 10.3% of total net sales during the current period compared to 9.2% of total net sales during fiscal 2014, representing an approximate increase of 19% in eCommerce sales.

The decrease in consolidated same store sales was primarily driven by a decrease within the softlines category, partially offset by increases within the hardlines and footwear categories. The decrease in softlines, which was most notably driven by sales declines in cold-weather related categories, was negatively impacted by record-setting warm weather across the majority of our markets during the back half of fiscal 2015. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.3% and a decrease in transactions of approximately 1.2%. Based upon our fiscal 2015 sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and eCommerce sales, would impact earnings before income taxes for fiscal 2015 by approximately $22.3 million.

Income from Operations

Income from operations decreased $18.9 million to $535.2 million in fiscal 2015 from $554.1 million in fiscal 2014.

Gross profit increased 5% to $2,182.9 million in fiscal 2015 from $2,086.7 million in fiscal 2014, but decreased as a percentage of net sales by 60 basis points compared to fiscal 2014. Fiscal 2014 included a $2.4 million write down of inventory relating to our golf restructuring. Apart from the golf restructuring, gross profit decreased 63 basis points compared to fiscal 2014. The decline in the gross profit rate was driven by a decrease in merchandise margin of 25 basis points coupled with an increase in occupancy and shipping expenses during fiscal 2015 compared to fiscal 2014. The decrease in merchandise margin was primarily driven by higher promotional activity. Occupancy costs increased $75.2 million from fiscal 2014. Our occupancy costs are generally fixed in nature and fluctuate based upon the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 7% increase in net sales during fiscal 2015. The increase in shipping expenses during fiscal 2015 resulted from the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. Every 10 basis point change in merchandise margin would impact earnings before income taxes for fiscal 2015 by approximately $7.2 million.

Selling, general and administrative expenses increased 7% to $1,613.1 million in fiscal 2015 from $1,502.1 million in fiscal 2014, and increased as a percentage of net sales by 15 basis points. Fiscal 2015 includes a litigation settlement charge of $7.9 million. Fiscal 2014 included (i) a pre-tax gain on the sale of a Gulfstream G650 corporate aircraft of $14.4 million, and (ii) asset impairment and severance charges related to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. Apart from the enumerated items, selling, general and administrative expenses increased as a percentage of net sales by nine basis points. This increase was primarily driven by higher advertising expenses and planned investments to support the Company's eCommerce initiatives, partially offset by lower incentive compensation expense compared to fiscal 2014.

Pre-opening expenses increased to $34.6 million in fiscal 2015 from $30.5 million in fiscal 2014. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords since we are in possession of the site for a longer period of time, which accelerates expense recognition but does not impact the timing of rent payments.

Income Taxes

The Company's effective tax rate was 37.8% for fiscal 2015 as compared to 38.1% for fiscal 2014.

Fiscal 2014 (52 weeks) Compared to Fiscal 2013 (52 weeks)

Net Sales

Net sales increased 10% to $6,814.5 million in fiscal 2014 from $6,213.2 million in fiscal 2013 due primarily to a 2.4% increase in consolidated same store sales and the growth of our store network. The 2.4% increase in consolidated same store sales contributed $146.4 million of the increase in net sales for fiscal 2014. The remaining $454.9 million increase in the Company's noncomparable sales is attributable to new stores. The 2.4% increase in consolidated same store sales consisted of a 3.1% increase at Dick's Sporting Goods and a 9.2% decrease at Golf Galaxy. eCommerce sales penetration was 9.2% of total net sales during the current period compared to 7.9% of total net sales during fiscal 2013, representing an approximate increase of 28% in eCommerce sales across both Dick's Sporting Goods and Golf Galaxy.

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

Selling, general and administrative expenses increased approximately 8% to $1,502.1 million in fiscal 2014 from $1,386.3 million in fiscal 2013, but decreased as a percentage of net sales by 27 basis points. Fiscal 2014 includes (i) a pre-tax gain on the sale of a Gulfstream G650 corporate aircraft of $14.4 million, (ii) severance charges totaling $3.7 million and (iii) non-cash impairment charges totaling $14.3 million related to the Company's golf restructuring. Fiscal 2013 included a $7.9 million non-cash impairment charge to reduce the carrying value of a Gulfstream G450 corporate aircraft held for sale to fair market value. Apart from the enumerated items, the year-over-year change in selling, general and administrative expenses as a percentage of net sales is due primarily to lower administrative payroll and related benefit costs, which increased in fiscal 2014 by $6.1 million from fiscal 2013 but decreased as a percentage of net sales by 20 basis points.

Pre-opening expenses increased to $30.5 million in fiscal 2014 from $20.8 million in fiscal 2013. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords since we are in possession of the site for a longer period of time, which accelerates expense recognition but does not impact the timing of rent payments.

Income Taxes

The Company's effective tax rate was 38.1% for fiscal 2014 as compared to 38.2% for fiscal 2013.

Liquidity and Capital Resources

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities with additional liquidity from the Company's revolving credit facility. Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, with the pre-holiday inventory increase being the largest. In the fourth quarter, inventory levels are reduced in connection with sales during the holiday season and this inventory reduction, combined with proportionately higher net income, typically produces significant positive cash flow.

Net cash provided by operating activities for fiscal 2015 was $643.5 million compared to $606.0 million for fiscal 2014. Net cash from operating, investing and financing activities are discussed further below.

The Company has a $1 billion revolving senior secured credit facility, including up to $150 million in the form of letters of credit, in the event further liquidity is needed. Under the Credit Agreement, subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability. The Credit Agreement is further described within Note 7 to the Consolidated Financial Statements.

The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

Liquidity information for the fiscal periods ended (dollars in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015
Funds drawn on Credit Agreement	$1,338,100	$1,401,800
Number of days with outstanding balance on Credit Agreement	127 days	105 days
Maximum daily amount outstanding under Credit Agreement	$494,000	$323,200

Liquidity information as of the fiscal periods ended (dollars in thousands):

	2015	2014
Outstanding borrowings under Credit Agreement	$—	$—
Cash and cash equivalents	$118,936	$221,679
Remaining borrowing capacity under Credit Agreement	$985,969	$485,969
Outstanding letters of credit under Credit Agreement	$14,031	$14,031

The Company intends to allocate capital to invest in its future growth, specifically the development of its omni-channel platform and specialty store concepts, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – Normal capital requirements primarily relate to the development of our omni-channel platform, including new and existing Dick's Sporting Goods stores and eCommerce technology investments. The Company also plans to invest in its specialty store concepts and continuously improve its supply chain and corporate information technology infrastructure. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts, and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2015, the Company repurchased 7.4 million shares of its common stock for $357.3 million. During fiscal 2014, the Company repurchased 4.3 million shares of its common stock for $200.0 million. Any future share repurchase programs are subject to authorization by our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the fiscal year ended January 30, 2016, the Company paid $64.7 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes that cash flows generated by operations and funds available under its Credit Agreement will be sufficient to satisfy our current capital requirements through fiscal 2016. Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments or store expansion rates in excess of those presently planned, may require additional funding.

Changes in cash and cash equivalents are as follows:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net cash provided by operating activities	$643,514	$605,978	$403,870
Net cash used in investing activities	(372,434)	(305,020)	(339,175)
Net cash used in financing activities	(373,717)	(260,913)	(228,090)
Effect of exchange rate changes on cash and cash equivalents	(106)	(97)	(88)
Net (decrease) increase in cash and cash equivalents	$(102,743)	$39,948	$(163,483)

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

Cash provided by operating activities increased $37.5 million in fiscal 2015 to $643.5 million. The increase in cash provided by operating activities is due primarily to a $52.3 million increase in non-cash items, partially offset by a $13.8 million decrease in net income and a $1.0 million decrease in cash flows provided by changes in operating assets and liabilities. Non-cash items in fiscal 2014 included a gain on sale of a Gulfstream G650 corporate aircraft.

The decrease in operating assets and liabilities year-over-year is primarily due to the following:

•
Changes in income taxes payable / receivable for fiscal 2015 decreased operating cash flows by $25.3 million compared to the same period in fiscal 2014, primarily due to the timing of tax payments.  Tax payments are impacted year-over-year primarily by the timing of deductions related to capital expenditures and the level of stock option exercises.

•	Cash flows provided by changes in inventory and accounts payable decreased $24.8 million compared to fiscal 2014, primarily attributable to the timing of inventory receipts.

•
Changes in deferred construction allowances increased operating cash flows by $64.0 million compared to last year, primarily due to the timing and increase in the number of self-developed stores where tenant allowances are provided by landlords.

Investing Activities

Cash used in investing activities for fiscal 2015 increased by $67.4 million to $372.4 million from fiscal 2014. During fiscal 2014, the Company received $73.4 million of proceeds from the sale of a Gulfstream G650 corporate aircraft and paid $26.3 million to acquire intellectual property rights to the Field & Stream mark in product categories that were not otherwise owned by the Company. Additionally, cash used in investing activities were impacted by a $21.0 million increase in gross capital expenditures during fiscal 2015 compared to fiscal 2014, which reflects a higher number of self-developed stores opened by the Company in fiscal 2015.

Financing Activities

Cash used in financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash used in financing activities for fiscal 2015 totaled $373.7 million compared to $260.9 million in fiscal 2014. The Company repurchased $157.3 million more shares during fiscal 2015 compared to fiscal 2014.

Contractual Obligations and Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as of January 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Capital lease obligations (see Note 7)	$5,565	$474	$1,123	$1,519	$2,449
Other long-term debt	348	115	215	18	—
Interest payments (see Note 7)	2,618	550	945	687	436
Operating lease obligations (see Note 8) (a)	3,734,430	536,011	1,015,174	812,841	1,370,404
Unrecognized tax benefits (b)	3,931	3,931	—	—	—
Purchase and other commitments (see Note 14) (c)	171,405	54,974	68,765	30,055	17,611
Total contractual obligations	$3,918,297	$596,055	$1,086,222	$845,120	$1,390,900

(a)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(b)	Excludes $8,743 of accrued liability for unrecognized tax benefits as we cannot reasonably estimate the timing of settlement. These payments include interest and penalties.

(c)
The Company's purchase obligations relate primarily to marketing commitments, including naming rights, licenses for trademarks, corporate aircraft, and technology-related and other ordinary course commitments. In the ordinary course of business, the Company enters into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2015.

The Note references in the table above are to the Notes to the Consolidated Financial Statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at January 30, 2016 (in thousands):

	Total	Less than 1 year
Other commercial commitments:
Documentary letters of credit	$—	$—
Standby letters of credit	14,031	14,031
Total other commercial commitments	$14,031	$14,031

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangements

The majority of our contractual obligations relate to operating leases for our stores. Future scheduled lease payments under non-cancellable operating leases as of January 30, 2016 are described under the heading "Operating lease obligations" in the table above.

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

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities. As of January 30, 2016, the Company had no reporting unit(s) at risk for goodwill impairment.

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

Based on an analysis of current and future store performance, management periodically evaluates the need to close underperforming stores. Reserves are established for the present value of any remaining operating lease obligations, net of estimated sublease income, when the Company ceases to use the location. If the timing or amount of actual sublease income differs from estimated amounts, this could result in an increase or decrease in the related reserves.

Self-Insurance

The Company is self-insured for certain losses related to health, workers' compensation and general liability insurance, although we maintain stop-loss coverage with third party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

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

Uncertain Tax Positions

The Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized on the Consolidated Balance Sheets and Statements of Income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains a revolving credit facility to support potential liquidity and capital needs. Our interest rate under the Credit Agreement is benchmarked to, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. There were no outstanding borrowings under the Credit Agreement as of January 30, 2016 and January 31, 2015.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. The Company had cash equivalent investments at January 30, 2016 and January 31, 2015 totaling $35.2 million and $89.0 million, respectively. As these investments are short-term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments.

During fiscal 2015 and 2014, a hypothetical 10% increase or decrease in interest rates would not have materially affected the Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 38 through 61 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2016, the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 30, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2016 of the Company and our report dated March 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 25, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

Information relative to Directors of the Company is set forth under the section entitled "Item 1 - Election of Directors" in the Company's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders ("2016 Proxy Statement") and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to Executive Officers of the Company is set forth in Part I, Item 1.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled "Stock Ownership" in the 2016 Proxy Statement and is incorporated herein by reference.

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

(e)
Information on our audit committee and audit committee financial expert is set forth under the section entitled "Corporate Governance" in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the sections entitled "Executive Compensation", "Compensation Tables", "Corporate Governance" and "Item 1 - Election of Directors" in the Company's 2016 Proxy Statement. The information under the caption "Executive Compensation - Compensation Committee Report" shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's 2016 Proxy Statement. The following table summarizes information, as of January 30, 2016 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,090,310	(2)	$37.86	9,775,561	(3)
Equity compensation plans not approved by security holders	—			—
Total	4,090,310			9,775,561

(1)	Represents outstanding awards pursuant to the Company's 2002 Amended and Restated Stock and Incentive Plan, 2012 Stock and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors - How does the Board determine which directors are considered independent?" in the Company's 2016 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption "Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2016 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 36 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 64 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 65 to 67 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick's Sporting Goods, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 25, 2016

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$7,270,965	$6,814,479	$6,213,173
Cost of goods sold, including occupancy and distribution costs	5,088,078	4,727,813	4,269,223
GROSS PROFIT	2,182,887	2,086,666	1,943,950
Selling, general and administrative expenses	1,613,075	1,502,089	1,386,315
Pre-opening expenses	34,620	30,518	20,823
INCOME FROM OPERATIONS	535,192	554,059	536,812
Interest expense	4,012	3,215	2,929
Other expense (income)	305	(5,170)	(12,224)
INCOME BEFORE INCOME TAXES	530,875	556,014	546,107
Provision for income taxes	200,484	211,816	208,509
NET INCOME	$330,391	$344,198	$337,598
EARNINGS PER COMMON SHARE:
Basic	$2.87	$2.89	$2.75
Diluted	$2.83	$2.84	$2.69
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	115,230	119,244	122,878
Diluted	116,794	121,238	125,628

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
NET INCOME	$330,391	$344,198	$337,598
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(106)	(97)	(88)
TOTAL OTHER COMPREHENSIVE LOSS	(106)	(97)	(88)
COMPREHENSIVE INCOME	$330,285	$344,101	$337,510

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	January 30, 2016	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,936	$221,679
Accounts receivable, net	61,395	80,292
Income taxes receivable	5,432	14,293
Inventories, net	1,527,187	1,390,767
Prepaid expenses and other current assets	99,740	91,767
Total current assets	1,812,690	1,798,798
PROPERTY AND EQUIPMENT, NET	1,347,885	1,203,382
INTANGIBLE ASSETS, NET	109,440	110,162
GOODWILL	200,594	200,594
OTHER ASSETS:
Deferred income taxes	6,165	8,954
Other	82,562	69,814
Total other assets	88,727	78,768
TOTAL ASSETS	$3,559,336	$3,391,704
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$677,864	$614,511
Accrued expenses	289,001	283,828
Deferred revenue and other liabilities	184,386	172,259
Income taxes payable	39,835	47,698
Current portion of other long-term debt and leasing obligations	589	537
Total current liabilities	1,191,675	1,118,833
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	5,324	5,913
Deferred income taxes	6,454	—
Deferred revenue and other liabilities	566,696	434,733
Total long-term liabilities	578,474	440,646
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 107,454,893 and 106,414,288 at January 30, 2016 and January 31, 2015, respectively; outstanding shares 86,850,630 and 93,205,708 at January 30, 2016 and January 31, 2015, respectively	869	932
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,900,870 at January 30, 2016 and January 31, 2015, respectively	249	249
Additional paid-in capital	1,063,705	1,015,404
Retained earnings	1,737,214	1,471,182
Accumulated other comprehensive loss	(179)	(73)
Treasury stock, at cost, 20,604,263 and 13,208,580 at January 30, 2016 and January 31, 2015, respectively	(1,012,671)	(655,469)
Total stockholders' equity	1,789,187	1,832,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,559,336	$3,391,704

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Dollars	Shares	Dollars
BALANCE, February 2, 2013	98,104,692	$981	24,900,870	$249	$874,236	$911,704	$112	$(199,958)	$1,587,324
Exercise of stock options	2,154,201	22	—	—	43,460	—	—	—	43,482
Restricted stock vested	913,759	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(281,786)	(3)	—	—	(13,165)	—	—	—	(13,168)
Net income	—	—	—	—	—	337,598	—	—	337,598
Stock-based compensation	—	—	—	—	27,119	—	—	—	27,119
Total tax benefit from exercise of stock options	—	—	—	—	27,302	—	—	—	27,302
Foreign currency translation adjustment, net of taxes of $51	—	—	—	—	—	—	(88)	—	(88)
Purchase of shares for treasury	(4,825,205)	(48)	—	—	—	—	—	(255,554)	(255,602)
Cash dividends declared, $0.50 per common share	—	—	—	—	—	(61,788)	—	—	(61,788)
BALANCE, February 1, 2014	96,065,661	$961	24,900,870	$249	$958,943	$1,187,514	$24	$(455,512)	$1,692,179
Exercise of stock options	1,175,540	11	—	—	26,110	—	—	—	26,121
Restricted stock vested	433,249	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(139,867)	(1)	—	—	(7,792)	—	—	—	(7,793)
Net income	—	—	—	—	—	344,198	—	—	344,198
Stock-based compensation	—	—	—	—	26,275	—	—	—	26,275
Total tax benefit from exercise of stock options	—	—	—	—	11,872	—	—	—	11,872
Foreign currency translation adjustment, net of taxes of $57	—	—	—	—	—	—	(97)	—	(97)
Purchase of shares for treasury	(4,328,875)	(43)	—	—	—	—	—	(199,957)	(200,000)
Cash dividends declared, $0.50 per common share	—	—	—	—	—	(60,530)	—	—	(60,530)
BALANCE, January 31, 2015	93,205,708	$932	24,900,870	$249	$1,015,404	$1,471,182	$(73)	$(655,469)	$1,832,225
Exercise of stock options	773,773	8	—	—	20,609	—	—	—	20,617
Restricted stock vested	400,951	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(134,119)	(1)	—	—	(7,752)	—	—	—	(7,753)
Net income	—	—	—	—	—	330,391	—	—	330,391
Stock-based compensation	—	—	—	—	29,288	—	—	—	29,288
Total tax benefit from exercise of stock options	—	—	—	—	6,160	—	—	—	6,160
Foreign currency translation adjustment, net of taxes of $62	—	—	—	—	—	—	(106)	—	(106)
Purchase of shares for treasury	(7,395,683)	(74)	—	—	—	—	—	(357,202)	(357,276)
Cash dividends declared, $0.55 per common share	—	—	—	—	—	(64,359)	—	—	(64,359)
BALANCE, January 30, 2016	86,850,630	$869	24,900,870	$249	$1,063,705	$1,737,214	$(179)	$(1,012,671)	$1,789,187

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$330,391	$344,198	$337,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,594	179,431	154,928
Deferred income taxes	9,243	(6,259)	24,563
Stock-based compensation	29,288	26,275	27,119
Excess tax benefit from exercise of stock options	(6,825)	(11,953)	(26,906)
Gain on sale of asset	—	(14,428)	—
Other non-cash items	626	576	581
Changes in assets and liabilities:
Accounts receivable	(6,412)	1,797	(9,690)
Inventories	(136,420)	(158,702)	(135,879)
Prepaid expenses and other assets	(21,266)	(11,004)	(7,717)
Accounts payable	34,232	81,330	11,684
Accrued expenses	5,190	16,158	(7,117)
Income taxes payable / receivable	7,157	32,476	(13,357)
Deferred construction allowances	165,616	101,630	47,760
Deferred revenue and other liabilities	39,100	24,453	303
Net cash provided by operating activities	643,514	605,978	403,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(370,028)	(349,007)	(285,668)
Proceeds from sale of other assets	—	74,534	11,000
Deposits and purchases of other assets	(2,406)	(30,547)	(64,507)
Net cash used in investing activities	(372,434)	(305,020)	(339,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,338,100	1,401,800	926,000
Revolving credit repayments	(1,338,100)	(1,401,800)	(926,000)
Payments on other long-term debt and leasing obligations	(537)	(925)	(8,984)
Construction allowance receipts	—	—	—
Proceeds from exercise of stock options	20,617	26,121	43,482
Excess tax benefit from exercise of stock options	6,826	12,204	27,106
Minimum tax withholding requirements	(7,753)	(7,793)	(13,168)
Cash paid for treasury stock	(357,276)	(200,000)	(255,602)
Cash dividends paid to stockholders	(64,715)	(61,262)	(64,432)
Increase (decrease) in bank overdraft	29,121	(29,258)	43,508
Net cash used in financing activities	(373,717)	(260,913)	(228,090)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(106)	(97)	(88)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,743)	39,948	(163,483)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221,679	181,731	345,214
CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,936	$221,679	$181,731
Supplemental disclosure of cash flow information:
Accrued property and equipment	$43,481	$42,900	$40,745
Cash paid during the year for interest	$3,308	$2,631	$2,255
Cash paid during the year for income taxes	$186,741	$186,790	$206,397

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations – Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores as well as eCommerce websites at www.DICKS.com, www.golfgalaxy.com, www.fieldandstreamshop.com and www.caliastudio.com.

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments and totaled $35.2 million and $89.0 million at January 30, 2016 and January 31, 2015, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 30, 2016 and January 31, 2015 include $135.1 million and $105.9 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consist principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $2.7 million as of January 30, 2016 and January 31, 2015.

Inventories – Inventories are stated at the lower of weighted average cost or market. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $113.5 million and $100.2 million at January 30, 2016 and January 31, 2015, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Depreciation expense was $178.9 million, $159.1 million and $151.5 million for fiscal 2015, 2014 and 2013, respectively.

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

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of goodwill exceeds the implied estimated fair value, an impairment charge to selling, general and administrative expenses is recorded to reduce the carrying value to the implied estimated fair value. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management.

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

Self-Insurance – The Company is self-insured for certain losses related to health, workers' compensation and general liability insurance, although we maintain stop-loss coverage with third party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.

Pre-opening Expenses – Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date of building turnover to the Company through the date of store opening.

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

Advertising Costs – Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $276.3 million, $248.7 million and $223.9 million for fiscal 2015, 2014 and 2013, respectively.

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

	Fiscal Year
	2015	2014	2013
Hardlines	$3,264	$2,992	$2,763
Apparel	2,553	2,461	2,184
Footwear	1,403	1,316	1,222
Other	51	45	44
Total net sales	$7,271	$6,814	$6,213

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Adopted Accounting Pronouncement

Deferred Taxes

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company has elected to early adopt ASU 2015-17 during the fourth quarter of fiscal 2015, with retrospective application. Accordingly, deferred tax assets in the amount of $51.6 million, which were previously classified as current assets at January 31, 2015, and deferred tax liabilities in the amount of $44.5 million, which were previously classified as long-term liabilities at January 31, 2015, were reclassified to non-current deferred income tax assets on the Company's Consolidated Balance Sheets to conform to current year presentation.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's Consolidated Financial Statements.

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

2. Goodwill and Other Intangible Assets

At January 30, 2016 and January 31, 2015, the Company reported goodwill of $200.6 million net of accumulated impairment charges of $111.3 million. There was no change in the carrying value of goodwill during fiscal 2015 or fiscal 2014. No impairment charges were recorded for goodwill in fiscal 2015, 2014 or 2013.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had indefinite-lived and finite-lived intangible assets of $104.7 million and $4.8 million, respectively, as of January 30, 2016 and $103.8 million and $6.3 million, respectively, as of January 31, 2015. During fiscal 2014, the Company recorded a $12.4 million non-cash impairment charge for a trademark and trade name related to the Company's golf restructuring to reduce the carrying value of the respective assets to their estimated fair value.

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

The components of intangible assets were as follows (in thousands):

	2015		2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$89,056	$—	$87,081	$—
Trade name (indefinite-lived)	9,850	—	11,400	—
Customer list	1,200	(1,200)	1,200	(1,200)
Favorable leases and other finite-lived intangible assets	16,205	(11,435)	16,205	(9,882)
Other indefinite-lived intangible assets	5,764	—	5,358	—
Total intangible assets	$122,075	$(12,635)	$121,244	$(11,082)

Amortization expense for the Company's finite-lived intangible assets was $1.6 million, $2.5 million and $2.3 million for fiscal 2015, 2014 and 2013, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of January 30, 2016 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2016	$1,498
2017	1,273
2018	1,055
2019	554
2020	240
Thereafter	150
Total	$4,770

3. Store Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2015	2014
Accrued store closing and relocation reserves, beginning of period	$12,785	$17,102
Expense charged to earnings	4,496	2,149
Cash payments	(5,344)	(6,381)
Interest accretion and other changes in assumptions	(235)	(85)
Accrued store closing and relocation reserves, end of period	11,702	12,785
Less: current portion of accrued store closing and relocation reserves	(4,394)	(4,208)
Long-term portion of accrued store closing and relocation reserves	$7,308	$8,577

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2015	2014
Buildings and land	$220,875	$220,852
Leasehold improvements	1,245,694	1,069,868
Furniture, fixtures and equipment	1,198,745	1,048,887
Total property and equipment	2,665,314	2,339,607
Less: accumulated depreciation and amortization	(1,317,429)	(1,136,225)
Net property and equipment	$1,347,885	$1,203,382

The amounts above include construction in progress of $124.4 million and $113.4 million for fiscal 2015 and 2014, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2015	2014
Accrued payroll, withholdings and benefits	$95,721	$98,327
Accrued real estate taxes, utilities and other occupancy	60,060	54,200
Accrued property and equipment	43,649	43,666
Accrued sales tax	28,169	26,153
Other accrued expenses	61,402	61,482
Total accrued expenses	$289,001	$283,828

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods (in thousands):

	2015	2014
Current:
Deferred gift card revenue	$162,640	$151,791
Deferred construction allowances	1,850	1,686
Other	19,896	18,782
Total current	$184,386	$172,259
Long-term:
Deferred rent, including pre-opening rent	$93,321	$80,130
Deferred construction allowances	384,428	278,391
Other	88,947	76,212
Total long-term	$566,696	$434,733

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

The Company's outstanding debt consists of the following as of the end of the fiscal periods (in thousands):

	2015	2014
Revolving line of credit	$—	$—
Capital leases	5,565	5,994
Other debt	348	456
Total debt	5,913	6,450
Less: current portion	(589)	(537)
Total long-term debt	$5,324	$5,913

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

Subject to specified conditions, the Credit Agreement matures on August 12, 2020. It is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The annual interest rates applicable to loans under the Credit Agreement are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

The Credit Agreement contains certain covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. In addition, the Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. As of January 30, 2016, the Company was in compliance with the terms of the Credit Agreement.

Credit Agreement information as of the fiscal periods ended (in thousands):

	2015	2014
Outstanding borrowings under Credit Agreement	$—	$—
Remaining borrowing capacity under Credit Agreement	$985,969	$485,969
Outstanding letters of credit under Credit Agreement	$14,031	$14,031

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Lease Obligations – The gross and net carrying values of assets under capital leases were $6.9 million and $0.4 million, respectively, as of January 30, 2016, and $7.3 million and $0.8 million, respectively, as of January 31, 2015.

Scheduled lease payments under capital lease obligations as of January 30, 2016 are as follows (in thousands):

Fiscal Year
2016	$1,024
2017	1,024
2018	1,044
2019	1,103
2020	1,103
Thereafter	2,885
Subtotal	8,183
Less: amounts representing interest	(2,618)
Present value of net scheduled lease payments	5,565
Less: amounts due in one year	(474)
Total long-term capital leases	$5,091

8. Operating Leases

The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2032. Initial lease terms are generally for 10 to 15 years and most store leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases, contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases totaled approximately $469.0 million, $441.5 million and $411.5 million for fiscal 2015, 2014 and 2013, respectively.

Scheduled lease payments due under non-cancellable operating leases as of January 30, 2016 are as follows (in thousands):

Fiscal Year
2016	$536,011
2017	532,823
2018	482,351
2019	430,619
2020	382,222
Thereafter	1,370,404
Total	$3,734,430

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends per Common Share – The Company declared and paid cash dividends of $0.55, $0.50 and $0.50 per share of common stock and Class B common stock during fiscal 2015, 2014 and 2013, respectively.

Treasury Stock – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2015, the Company repurchased 7.4 million shares of its common stock for $357.3 million. During fiscal 2014, the Company repurchased 4.3 million shares of its common stock for $200.0 million.

10. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan (the "Plan"). As of January 30, 2016, shares of common stock available for future issuance pursuant to the Plan were 9,775,561 shares.

The following represents total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2015	2014	2013
Stock option expense	$8,211	$7,903	$8,263
Restricted stock expense	21,077	18,372	18,856
Total stock-based compensation expense	$29,288	$26,275	$27,119
Total related tax benefit	$10,290	$9,200	$9,230

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

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2015	2014	2013
Expected life (years) (1)	5.41	5.23	5.33
Expected volatility (2)	30.38% - 42.07%	31.97% - 44.48%	36.10% - 47.86%
Weighted average volatility	32.67%	36.28%	46.71%
Risk-free interest rate (3)	1.28% - 1.74%	1.44% - 2.39%	0.73% - 1.73%
Expected dividend yield	0.98% - 1.12%	0.90% - 1.13%	0.98% - 1.04%
Weighted average grant date fair value	$16.28	$17.31	$18.31

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

The stock option activity from February 2, 2013 through January 30, 2016 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, February 2, 2013	6,708,724	$24.50	3.60	$157,380
Granted	682,344	47.31
Exercised	(2,154,201)	20.18
Forfeited / Expired	(282,820)	41.57
Outstanding, February 1, 2014	4,954,047	$28.55	3.19	$118,784
Granted	559,722	53.78
Exercised	(1,175,540)	22.22
Forfeited / Expired	(256,931)	44.42
Outstanding, January 31, 2015	4,081,298	$32.83	3.00	$78,432
Granted	812,482	56.97
Exercised	(773,773)	26.64
Forfeited / Expired	(145,495)	51.38
Outstanding, January 30, 2016	3,974,512	$38.29	2.94	$51,930
Exercisable, January 30, 2016	2,553,304	$29.42	1.51	$51,159
Vested and expected to vest, January 30, 2016	3,805,506	$37.55	2.81	$51,863

The aggregate intrinsic value reported in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2015, 2014 and 2013 was $20.2 million, $34.3 million and $67.2 million, respectively. The total fair value of options vested during 2015, 2014 and 2013 was $8.4 million, $8.2 million and $14.9 million, respectively. The nonvested stock option activity for the year ended January 30, 2016 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2015	1,206,844	$18.10
Granted	812,482	16.28
Vested	(462,175)	18.26
Forfeited	(135,943)	17.87
Nonvested, January 30, 2016	1,421,208	$17.03

As of January 30, 2016, unrecognized stock-based compensation expense related to nonvested stock options was approximately $15.2 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.57 years.

The Company issues new shares of common stock upon exercise of stock options.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of January 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$13.82 - $26.03	1,077,719	0.32	$17.90	1,077,719	$17.90
$26.77 - $44.88	1,002,241	1.68	32.16	956,369	31.57
$45.34 - $55.29	1,244,756	4.57	50.38	508,268	49.22
$55.49 - $58.48	649,796	6.09	58.40	10,948	56.65
$13.82 - $58.48	3,974,512	2.94	$38.29	2,553,304	$29.42

Restricted Stock – The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

The restricted stock activity from February 2, 2013 through January 30, 2016 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, February 2, 2013	2,092,095	$35.48
Granted	1,806,949	46.85
Vested	(913,769)	27.46
Forfeited	(553,621)	39.93
Nonvested, February 1, 2014	2,431,654	$45.93
Granted	593,841	53.36
Vested	(433,249)	39.99
Forfeited	(406,127)	48.40
Nonvested, January 31, 2015	2,186,119	$48.67
Granted	661,640	56.95
Vested	(400,951)	48.59
Forfeited	(241,828)	50.52
Nonvested, January 30, 2016	2,204,980	$50.97

As of January 30, 2016, total unrecognized stock-based compensation expense related to nonvested shares of restricted stock, net of estimated forfeitures, was approximately $27.8 million before income taxes, which is expected to be recognized over a weighted average period of approximately 1.63 years.

During 2013, the Company issued a special grant of 1,185,793 shares of performance-based restricted stock in support of the Company's five-year strategic plan ("the Long-Term Incentive Plan"). The Company issued 90,735 and 118,095 shares pursuant to the Long-Term Incentive Plan during 2015 and 2014, respectively, to newly eligible associates. As of January 30, 2016, nonvested restricted stock outstanding included 855,998 shares of these performance-based awards, which vest at the end of a five-year period based upon the achievement of certain pre-established financial performance metrics at the end of the performance period, with an opportunity for earlier vesting if the target metrics are achieved at the end of any fiscal year within the performance period. As of January 30, 2016, these awards were not deemed probable of achieving the pre-established financial performance metrics.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Income Taxes

The components of the provision for income taxes are as follows for the fiscal periods ended (in thousands):

	2015	2014	2013
Current:
Federal	$164,165	$187,735	$156,177
State	27,076	30,340	27,769
	191,241	218,075	183,946
Deferred:
Federal	8,198	(5,740)	23,499
State	1,045	(519)	1,064
	9,243	(6,259)	24,563
Total provision	$200,484	$211,816	$208,509

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.5%	3.1%	3.5%
Valuation allowance	(0.1)%	—%	(0.4)%
Other permanent items	(0.6)%	—%	0.1%
Effective income tax rate	37.8%	38.1%	38.2%

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2015	2014
Inventory	$45,442	$42,163
Employee benefits	37,295	34,167
Deferred rent	36,485	31,234
Stock-based compensation	26,843	25,913
Gift cards	15,884	13,691
Other accrued expenses not currently deductible for tax purposes	9,532	5,520
Capital loss carryforward	5,304	5,608
Non income-based tax reserves	5,274	8,174
Deferred revenue currently taxable	4,957	4,837
Store closing expense	4,569	4,984
Uncertain income tax positions	4,253	3,524
Insurance	2,280	2,432
Other	179	77
Valuation allowance	(5,304)	(5,608)
Total deferred tax assets	192,993	176,716
Property and equipment	(152,287)	(134,057)
Inventory	(35,095)	(27,386)
Intangibles	(5,900)	(6,319)
Total deferred tax liabilities	(193,282)	(167,762)
Net deferred tax (liability) asset	$(289)	$8,954

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2015, of the $0.3 million net deferred tax liability, $6.2 million is included within other long-term assets and $6.5 million is included within long-term liabilities on the Consolidated Balance Sheets. In 2014, the $9.0 million net deferred tax asset was included in its entirety within other long-term assets.

As of January 30, 2016, deferred income taxes have not been provided on accumulated, but undistributed earnings, of $31.6 million related to the Company's international subsidiaries. It is the Company's intention to permanently reinvest these earnings outside the United States. The amount of the unrecognized tax liability related to the undistributed earnings as of January 30, 2016 is estimated to be $10.9 million.

As of January 30, 2016, the total liability for uncertain tax positions, including related interest and penalties, was approximately $12.7 million.

The following table represents a reconciliation of the Company's total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2015	2014	2013
Beginning of fiscal year	$8,376	$7,507	$10,670
Increases as a result of tax positions taken in a prior period	1,101	124	1,651
Decreases as a result of tax positions taken in a prior period	—	—	(2,240)
Increases as a result of tax positions taken in the current period	1,193	1,057	985
Decreases as a result of settlements during the current period	(63)	(312)	(3,559)
Reductions as a result of a lapse of statute of limitations during the current period	(823)	—	—
End of fiscal year	$9,784	$8,376	$7,507

The balance at January 30, 2016 includes $6.4 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

As of January 30, 2016, the liability for uncertain tax positions includes $2.9 million for the accrual of interest and penalties. During fiscal 2015, 2014 and 2013, the Company recorded $1.2 million, $0.3 million and $0.9 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $5.7 million of the Company's gross unrecognized tax benefits and interest at January 30, 2016 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2016.

The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2014 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2008.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Earnings per Common Share

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2015	2014	2013
Earnings per common share - Basic:
Net income	$330,391	$344,198	$337,598
Weighted average common shares outstanding - basic	115,230	119,244	122,878
Earnings per common share	$2.87	$2.89	$2.75
Earnings per common share - Diluted:
Net income	$330,391	$344,198	$337,598
Weighted average common shares outstanding - basic	115,230	119,244	122,878
Dilutive effect of stock-based awards	1,564	1,994	2,750
Weighted average common shares outstanding - diluted	116,794	121,238	125,628
Earnings per common share	$2.83	$2.84	$2.69

Anti-dilutive stock-based awards excluded from diluted calculation	1,449	1,334	899

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees who have worked 1,000 hours or more in a year. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $7.0 million, $6.1 million and $6.4 million for fiscal 2015, 2014 and 2013, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $53.0 million and $52.2 million as of January 30, 2016 and January 31, 2015, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $2.0 million, $1.5 million and $1.0 million for fiscal 2015, 2014 and 2013, respectively.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Commitments and Contingencies

Marketing and Naming Rights Commitments

Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company's brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $43.0 million, $52.1 million and $29.0 million during fiscal 2015, 2014 and 2013, respectively. The aggregate amount of future minimum payments at January 30, 2016 is as follows (in thousands):

Fiscal Year
2016	$38,336
2017	7,677
2018	3,176
2019	3,266
2020	2,799
Thereafter	17,611
Total	$72,865

Licenses for Trademarks

Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2020. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $18.2 million, $16.4 million and $16.8 million during fiscal 2015, 2014 and 2013, respectively. The aggregate amount of future minimum payments at January 30, 2016 is as follows (in thousands):

Fiscal Year
2016	$8,650
2017	8,800
2018	8,950
2019	9,100
2020	8,100
Thereafter	—
Total	$43,600

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

The Company also has other non-cancellable contractual commitments, including corporate aircraft and technology-related commitments extending through 2020. The aggregate payments under these commitments were $11.7 million, $8.7 million and $43.9 million during fiscal 2015, 2014 and 2013, respectively. The aggregate amount of future minimum payments at January 30, 2016 is as follows (in thousands):

Fiscal Year
2016	$7,988
2017	3,660
2018	36,502
2019	5,645
2020	1,145
Thereafter	—
Total	$54,940

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

15. Fair Value Measurements

ASC 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:  Observable inputs such as quoted prices in active markets;

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of January 30, 2016 and January 31, 2015 are set forth in the table below:

	Level 1
Description	January 30, 2016	January 31, 2015
Assets:
Deferred compensation plan assets held in trust (1)	$53,040	$52,193
Total assets	$53,040	$52,193

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plan (See Note 13).

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both January 30, 2016 and January 31, 2015.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the fiscal year ended January 30, 2016 and January 31, 2015. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during fiscal 2015 and fiscal 2014.

16. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2015 and 2014 is as follows (in thousands, except earnings per share data):

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net sales	$1,565,308	$1,822,979	$1,642,627		$2,240,051
Gross profit (1)	468,988	553,558	488,376		671,966
Income from operations (1)	101,912	148,407	77,081		207,794
Net income (1)	63,345	90,839	47,215	(2)	128,993
Earnings per common share:
Basic (1)	$0.54	$0.78	$0.41		$1.15
Diluted (1)	$0.53	$0.77	$0.41		$1.13
Weighted average common shares outstanding:
Basic	117,044	116,281	114,978		112,618
Diluted	118,906	117,805	116,506		113,960

	Fiscal 2014
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Net sales	$1,438,908		$1,688,890		$1,526,675	$2,160,006
Gross profit (1)	440,883		502,556		451,972	691,256
Income from operations (1)	112,088		111,562		79,930	250,480
Net income	69,984	(3)	69,467	(4)	49,211	155,536
Earnings per common share:
Basic (1)	$0.58		$0.58		$0.42	$1.32
Diluted (1)	$0.57		$0.57		$0.41	$1.30
Weighted average common shares outstanding:
Basic	121,138		119,950		118,142	117,745
Diluted	123,360		121,840		120,002	119,749

(1)	Quarterly results for fiscal 2015 and 2014 do not add to full year results due to rounding.

(2)	Includes litigation settlement charge of $4.7 million.

(3)	Includes gain on sale of a Gulfstream G650 corporate aircraft of $8.7 million.

(4)	Includes golf restructuring charges of $12.2 million.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Subsequent Events

On February 18, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock payable on March 31, 2016 to stockholders of record as of the close of business on March 11, 2016.

On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. The Company currently expects to finance the repurchases from cash on hand and if necessary, availability under its Credit Agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)

By: /s/ TERI L. LIST-STOLL
Teri L. List-Stoll Executive Vice President – Chief Financial Officer
Date: March 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 25, 2016

/s/ TERI L. LIST-STOLL Teri L. List-Stoll	Executive Vice President – Chief Financial Officer (principal financial officer)	March 25, 2016

/s/ JOSEPH R. OLIVER Joseph R. Oliver	Senior Vice President – Chief Accounting Officer (principal accounting officer)	March 25, 2016

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 25, 2016

/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 25, 2016

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 25, 2016

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 25, 2016

/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 25, 2016

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 25, 2016

/s/ LARRY D. STONE Larry D. Stone	Director	March 25, 2016

/s/ ALLEN WEISS Allen Weiss	Director	March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and for each of the three years in the period ended January 30, 2016, and the Company's internal control over financial reporting as of January 30, 2016, and have issued our reports thereon dated March 25, 2016; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 25, 2016

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2013
Inventory reserve	$17,972	$4,620	$(2,479)	$20,113
Allowance for doubtful accounts	2,738	4,996	(4,625)	3,109
Reserve for sales returns	4,382	356,444	(356,420)	4,406
Allowance for deferred tax assets	7,942	—	(1,700)	6,242
Fiscal 2014
Inventory reserve	$20,113	$18,634	$(6,450)	$32,297
Allowance for doubtful accounts	3,109	4,712	(5,137)	2,684
Reserve for sales returns	4,406	408,546	(407,123)	5,829
Allowance for deferred tax assets	6,242	—	(634)	5,608
Fiscal 2015
Inventory reserve	$32,297	$10,761	$(6,436)	$36,622
Allowance for doubtful accounts	2,684	4,736	(4,693)	2,727
Reserve for sales returns	5,829	432,760	(430,835)	7,754
Allowance for deferred tax assets	5,608	—	(304)	5,304

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.1*	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.2*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Statement on Form S-1, File No. 333-96587, filed on July 17, 2002
10.3*	Form of Option Award entered into between Registrant and various executive officers, directors and employees under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
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
Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K, File No. 001-31463, filed on March 23, 2006
10.6*	Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on July 6, 2006
10.7*	Golf Galaxy, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Statement on Form S-8, File No. 333-140713, filed on February 14, 2007
10.8*	First Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q, File No. 001-31463, filed on June 6, 2007
10.9*	Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.10*	First Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.11*	Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Annex A to the Registrant's Schedule 14A, File No. 001-31463, filed on April 21, 2010
10.12*	Golf Galaxy, Inc. Amended and Restated 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008

Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.13*	Amendment to Golf Galaxy, Inc.'s Amended and Restated 1996 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.14*	Second Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.15*	Third Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.16*	Second Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.17*	Form of Restricted Stock Award Agreement granted under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on November 15, 2011
10.18	Aircraft Charter Agreement, dated December 19, 2011 between Registrant and Corporate Air, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on December 22, 2011
10.19
Lease Agreement originally dated June 25, 2007, for distribution center located in East Point, Georgia, between Duke Realty Limited Partnership and Registrant, as amended, supplemented or modified as of March 16, 2012
Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.20*	Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.21*	Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.22*	Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.23*	Form of Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 31, 2013
10.24
Amended and Restated Credit Agreement, dated as of August 12, 2015, among Dick’s Sporting Goods, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, the lenders party thereto, PNC Bank, National Association, as syndication agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and Wells Fargo Capital Finance, LLC and PNC Capital Markets, LLC, as joint lead arrangers and joint book managers
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on August 18, 2015
10.25*	Offer Letter between the Company and Teri L. List-Stoll, Executive Vice President - Chief Financial Officer	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 27, 2015
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 25, 2016 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
31.2
Certification of Teri L. List-Stoll, Executive Vice President – Chief Financial Officer, dated as of March 25, 2016 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
Filed herewith
32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 25, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of Teri L. List-Stoll, Executive Vice President – Chief Financial Officer, dated as of March 25, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended January 30, 2016 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.