Form 10-Q
period 2016-04-30
DICKS SPORTING GOODS INC
filed 2016-05-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 20, 2016, was 89,166,629 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$1,660,343	$1,565,308
Cost of goods sold, including occupancy and distribution costs	1,164,546	1,096,320

GROSS PROFIT	495,797	468,988

Selling, general and administrative expenses	398,568	360,736
Pre-opening expenses	6,518	6,340

INCOME FROM OPERATIONS	90,711	101,912

Interest expense	1,131	634
Other income	(2,067)	(2,150)

INCOME BEFORE INCOME TAXES	91,647	103,428

Provision for income taxes	34,770	40,083

NET INCOME	$56,877	$63,345

EARNINGS PER COMMON SHARE:
Basic	$0.51	$0.54
Diluted	$0.50	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	112,105	117,044
Diluted	113,276	118,906

Cash dividend declared per share	$0.15125	$0.13750

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
NET INCOME	$56,877	$63,345
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment, net of tax	92	31
TOTAL OTHER COMPREHENSIVE INCOME	92	31
COMPREHENSIVE INCOME	$56,969	$63,376

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,493	$118,936	$81,409
Accounts receivable, net	111,973	61,395	63,871
Income taxes receivable	2,787	5,432	5,748
Inventories, net	1,742,948	1,527,187	1,623,753
Prepaid expenses and other current assets	120,477	99,740	108,773
Total current assets	2,070,678	1,812,690	1,883,554

Property and equipment, net	1,406,471	1,347,885	1,220,471
Intangible assets, net	109,053	109,440	110,179
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	4,456	6,165	5,448
Other	87,115	82,562	73,863
Total other assets	91,571	88,727	79,311
TOTAL ASSETS	$3,878,367	$3,559,336	$3,494,109

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$778,977	$677,864	$777,800
Accrued expenses	328,177	289,001	275,561
Deferred revenue and other liabilities	162,365	184,386	149,974
Income taxes payable	13,201	39,835	25,176
Current portion of other long-term debt and leasing obligations	590	589	539
Total current liabilities	1,283,310	1,191,675	1,229,050
LONG-TERM LIABILITIES:
Revolving credit borrowings	157,600	—	51,200
Other long-term debt and leasing obligations	5,180	5,324	5,781
Deferred income taxes	15,390	6,454	1,983
Deferred revenue and other liabilities	612,754	566,696	462,974
Total long-term liabilities	790,924	578,474	521,938
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	870	869	912
Class B common stock	249	249	249
Additional paid-in capital	1,088,980	1,063,705	1,029,208
Retained earnings	1,776,782	1,737,214	1,518,237
Accumulated other comprehensive loss	(87)	(179)	(42)
Treasury stock, at cost	(1,062,661)	(1,012,671)	(805,443)
Total stockholders' equity	1,804,133	1,789,187	1,743,121
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,878,367	$3,559,336	$3,494,109

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 30, 2016	86,850,630	$869	24,900,870	$249	$1,063,705	$1,737,214	$(179)	$(1,012,671)	$1,789,187
Exercise of stock options	971,545	9	—	—	15,734	—	—	—	15,743
Restricted stock vested	387,590	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(134,336)	(1)	—	—	(6,280)	—	—	—	(6,281)
Net income	—	—	—	—	—	56,877	—	—	56,877
Stock-based compensation	—	—	—	—	8,247	—	—	—	8,247
Total tax benefit from exercise of stock options	—	—	—	—	7,577	—	—	—	7,577
Foreign currency translation adjustment, net of taxes of $54	—	—	—	—	—	—	92	—	92
Purchase of shares for treasury	(1,068,186)	(10)	—	—	—	—	—	(49,990)	(50,000)
Cash dividend declared	—	—	—	—	—	(17,309)	—	—	(17,309)
BALANCE, April 30, 2016	87,007,243	$870	24,900,870	$249	$1,088,980	$1,776,782	$(87)	$(1,062,661)	$1,804,133

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,877	$63,345
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	47,990	42,576
Deferred income taxes	10,645	5,489
Stock-based compensation	8,247	7,008
Excess tax benefit from exercise of stock options	(7,674)	(5,114)
Other non-cash items	181	133
Changes in assets and liabilities:
Accounts receivable	(19,514)	2,550
Inventories	(215,761)	(232,986)
Prepaid expenses and other assets	(20,012)	(16,878)
Accounts payable	145,651	163,478
Accrued expenses	10,838	(9,365)
Income taxes payable / receivable	(16,412)	(8,914)
Deferred construction allowances	16,202	40,579
Deferred revenue and other liabilities	(17,393)	(16,393)
Net cash (used in) provided by operating activities	(135)	35,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88,834)	(65,724)
Deposits and purchases of other assets	(8)	(406)
Net cash used in investing activities	(88,842)	(66,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	609,100	124,300
Revolving credit repayments	(451,500)	(73,100)
Payments on other long-term debt and leasing obligations	(143)	(130)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	15,743	9,245
Excess tax benefit from exercise of stock options	7,674	5,115
Minimum tax withholding requirements	(6,281)	(7,507)
Cash paid for treasury stock	(50,000)	(150,000)
Cash dividend paid to stockholders	(17,613)	(17,413)
Decrease in bank overdraft	(44,538)	(189)
Net cash provided by (used in) financing activities	62,442	(109,679)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	92	31
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,443)	(140,270)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,936	221,679
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,493	$81,409

Supplemental disclosure of cash flow information:
Accrued property and equipment	$65,366	$38,400
Cash paid for interest	$825	$456
Cash paid for income taxes	$45,518	$43,756

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2016 as filed with the Securities and Exchange Commission on March 25, 2016. Operating results for the 13 weeks ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017 or any other period.

Recently Issued Accounting Pronouncements

Stock Compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early application permitted. If early adopted, an entity must adopt all of the amendments during the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company's Consolidated Financial Statements.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's Consolidated Financial Statements.

Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This update requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Prospective application is required. Early application is permitted as of the beginning of the interim or annual reporting period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. In August 2015, the FASB subsequently issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date", which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

In March 2016 and April 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", and ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating which transition approach it will utilize and the impact these standards will have on the Company's Consolidated Financial Statements upon adoption.

Reclassifications

Certain reclassifications have been made to prior year amounts for the period ended May 2, 2015 within the Consolidated Balance Sheets to conform to current year presentation.

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

The following table summarizes the activity in fiscal 2016 and 2015 (in thousands):

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Accrued store closing and relocation reserves, beginning of period	$11,702	$12,785
Expense charged to earnings	688	1,021
Cash payments	(1,407)	(1,141)
Interest accretion and other changes in assumptions	50	87
Accrued store closing and relocation reserves, end of period	11,033	12,752
Less: current portion of accrued store closing and relocation reserves	(4,383)	(4,159)
Long-term portion of accrued store closing and relocation reserves	$6,650	$8,593

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$56,877	$63,345

Weighted average common shares outstanding - basic	112,105	117,044
Dilutive effect of stock-based awards	1,171	1,862
Weighted average common shares outstanding - diluted	113,276	118,906

Earnings per common share - basic	$0.51	$0.54
Earnings per common share - diluted	$0.50	$0.53

Anti-dilutive stock-based awards excluded from diluted calculation	2,488	884

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of April 30, 2016 and January 30, 2016 are set forth in the table below (in thousands):

	Level 1
Description	April 30, 2016	January 30, 2016
Assets:
Deferred compensation plan assets held in trust (1)	$58,499	$53,040
Total assets	$58,499	$53,040

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both April 30, 2016 and January 30, 2016.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 13 weeks ended April 30, 2016 or the fiscal year ended January 30, 2016. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during the 13 weeks ended April 30, 2016 or the fiscal year ended January 30, 2016.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  Subsequent Event

Dividend - On May 13, 2016, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock payable on June 30, 2016 to stockholders of record as of the close of business on June 10, 2016.

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

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2016 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	Omni-channel growth and our continued development of an eCommerce platform;

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings and new retail concept stores;

▪	Disruption of or other problems with the services provided by our primary eCommerce services provider;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, data protection and privacy;

▪
Our relationships with our vendors or disruptions in our or our vendors' supply chains, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials or foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Product costs being adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons;

▪	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our key executive;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with our information systems;

▪	Disruption at our distribution facilities;

▪	Wage increases, which could adversely affect our financial results;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	The seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and

▪	Our current intention to issue quarterly cash dividends, and our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 30, 2016, filed on March 25, 2016. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

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

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. For example, in the last five years, the Company has grown from 447 Dick's Sporting Goods stores as of April 30, 2011 to 647 Dick's Sporting Goods stores as of April 30, 2016. The Company's eCommerce sales penetration to total net sales has increased from 2.5% to 9.2% for the year-to-date period ended April 30, 2011 and April 30, 2016, respectively.

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

The Company's senior management focuses on certain key indicators to monitor the Company's performance including:

▪
Consolidated same store sales performance – Our management considers same store sales to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales in the "Results of Operations and Other Selected Data" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the Securities and Exchange Commission on March 25, 2016, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended April 30, 2016.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪	Earnings per diluted share of $0.50 in the current quarter decreased compared to earnings per diluted share of $0.53 during the first quarter of 2015.

▪
Net sales increased 6% to $1.7 billion in the current quarter compared to the first quarter of 2015, due primarily to the growth of our store network and a 0.5% increase in consolidated same store sales.

▪	eCommerce sales penetration in the current quarter increased to 9.2% of total net sales compared to 8.5% in the first quarter of 2015.

▪	Gross profit decreased to 29.86% as a percentage of net sales in the current quarter from 29.96% during the first quarter of 2015.

▪	In the first quarter of 2016, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock.

▪	Repurchased 1.1 million shares of common stock for $50.0 million.

▪	The following table summarizes store openings and closings for the periods indicated:

	13 Weeks Ended April 30, 2016			13 Weeks Ended May 2, 2015
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	644	97	741	603	91	694
Q1 New stores	3	2	5	9	1	10
Ending stores	647	99	746	612	92	704

Relocated stores	3	—	3	1	1	2

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. In some markets we operate adjacent stores on the same property with a pass-through for customers. We refer to this format as a "combo store". The Company opened two new Field & Stream stores, one in the combo store format, during the 13 weeks ended April 30, 2016. As of April 30, 2016, the Company operated 73 Golf Galaxy stores and 21 Field & Stream stores.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2015-2016 (A)
	13 Weeks Ended
	April 30, 2016 (A)	May 2, 2015 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.14	70.04	10
Gross profit	29.86	29.96	(10)
Selling, general and administrative expenses (3)	24.01	23.05	96
Pre-opening expenses (4)	0.39	0.41	(2)
Income from operations	5.46	6.51	(105)
Interest expense	0.07	0.04	3
Other income	(0.12)	(0.14)	2
Income before income taxes	5.52	6.61	(109)
Provision for income taxes	2.09	2.56	(47)
Net income	3.43%	4.05%	(62)

Other Data:
Consolidated same store sales increase	0.5%	1.0%
Number of stores at end of period (5)	746	704
Total square feet at end of period (5)	36,958,657	34,711,432

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes: the cost of merchandise, inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost or market; freight; distribution; shipping; and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

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

(5)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and other specialty concept stores.

13 Weeks Ended April 30, 2016 Compared to the 13 Weeks Ended May 2, 2015

Net Sales

Net sales increased 6% in the current quarter to $1.7 billion from $1.6 billion for the quarter ended May 2, 2015 due primarily to the growth of our store network and a 0.5% increase in consolidated same store sales. The 0.5% increase in consolidated same store sales contributed $7.1 million of the increase in net sales for the quarter ended April 30, 2016. The remaining $87.9 million increase in sales is attributable to new stores. The 0.5% increase in consolidated same store sales consisted of a 0.4% increase at Dick's Sporting Goods and a 1.7% increase at Golf Galaxy. eCommerce sales penetration was 9.2% of total net sales during the current quarter compared to 8.5% of total net sales during the quarter ended May 2, 2015, representing an approximate increase of 15% in eCommerce sales.

The increase in consolidated same store sales was primarily driven by increases within our hardlines, footwear and apparel categories, despite a slight decrease within the athletic apparel business. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.0% partially offset by a decrease in transactions of approximately 0.5%. Based upon the current quarter sales mix, every 1% change in consolidated same store sales, which consists of both brick and mortar and eCommerce sales, would impact earnings before income taxes for the current quarter by approximately $5.2 million.

Income from Operations

Income from operations decreased to $90.7 million in the current quarter from $101.9 million for the quarter ended May 2, 2015.

Gross profit increased 6% to $495.8 million in the current quarter from $469.0 million for the quarter ended May 2, 2015, and decreased as a percentage of net sales by 10 basis points compared to the same period last year. Merchandise margins increased 19 basis points during the current quarter compared to the same period last year due to higher initial markups on regular priced sales coupled with lower inventory markdowns. However, increases in occupancy and shipping expenses more than offset the improvement in merchandise margin. Occupancy costs increased $14.9 million in the current quarter from the quarter ended May 2, 2015. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 6% increase in net sales during the current quarter. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.6 million.

Selling, general and administrative expenses increased 10% to $398.6 million in the current quarter from $360.7 million for the quarter ended May 2, 2015, and increased as a percentage of net sales by 96 basis points. This increase was primarily driven by higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores and higher administrative, payroll and related benefit costs to support planned future growth initiatives compared to the same period last year.

Pre-opening expenses increased to $6.5 million in the current quarter from $6.3 million for the quarter ended May 2, 2015. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords, as we are in possession of the site for a longer period of time, which accelerates expense recognition but does not impact the timing of rent payments.

Income Taxes

The Company's effective tax rate decreased to 37.9% for the quarter ended April 30, 2016 from 38.8% for the same period last year due primarily to earlier legislative approval for certain employment tax credits.

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

The Company has a $1 billion revolving senior secured credit facility, including up to $150 million in the form of letters of credit, (the "Credit Agreement") in the event further liquidity is needed. Under the Credit Agreement, subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

Liquidity information for the periods ended (dollars in thousands):

	April 30, 2016	May 2, 2015
Funds drawn on Credit Agreement	$609,100	$124,300
Number of days with outstanding balance on Credit Agreement	57 days	22 days
Maximum daily amount outstanding under Credit Agreement	$158,000	$70,000

Liquidity information as of the periods ended (dollars in thousands):

	April 30, 2016	May 2, 2015
Outstanding borrowings under Credit Agreement	$157,600	$51,200
Cash and cash equivalents	$92,493	$81,409
Remaining borrowing capacity under Credit Agreement	$827,769	$434,769
Outstanding letters of credit under Credit Agreement	$14,631	$14,031

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

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. Since the beginning of 2013, we have repurchased $862.9 million of common stock and have $137.1 million remaining under this authorization. On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. During the 13 weeks ended April 30, 2016, the Company repurchased 1.1 million shares of its common stock for $50.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 13 weeks ended April 30, 2016, the Company paid $17.6 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes that cash flows generated by operations and funds available under its Credit Agreement will be sufficient to satisfy current capital requirements through the remainder of fiscal 2016. Other investment opportunities, such as potential strategic acquisitions, share repurchases, investments or store expansion rates in excess of those presently planned may require additional funding.

Changes in cash and cash equivalents are as follows (in thousands):

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net cash (used in) provided by operating activities	$(135)	$35,508
Net cash used in investing activities	(88,842)	(66,130)
Net cash provided by (used in) financing activities	62,442	(109,679)
Effect of exchange rate changes on cash and cash equivalents	92	31
Net decrease in cash and cash equivalents	$(26,443)	$(140,270)

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

Cash used in operating activities increased $35.6 million for the 13 weeks ended April 30, 2016 compared to the same period last year. The increase in cash used in operating activities is due primarily to a $38.4 million decrease in operating assets and liabilities and a $6.5 million decrease in net income, partially offset by a $9.3 million increase in non-cash items period-over-period.

The decrease in operating assets and liabilities is due primarily to the following:

▪
Changes in deferred construction allowances decreased operating cash flows by $24.4 million compared to the prior year, primarily due to the timing of collections associated with self-developed stores where tenant allowances are provided by landlords.

▪	Changes in accounts receivable decreased operating cash flows by $22.1 million compared to the prior year, primarily due to timing of collections associated with vendor funded store initiatives.

▪
Changes in accrued expenses increased operating cash flows by $20.2 million compared to the prior year, primarily due to lower incentive compensation accruals in fiscal 2015 that were subsequently paid during the first quarter of fiscal 2016, compared to those balances accrued at the end of fiscal 2014 and subsequently paid during the first quarter of fiscal 2015.

Investing Activities

Cash used in investing activities increased $22.7 million for the 13 weeks ended April 30, 2016 compared to the same period last year due to a $23.1 million increase in gross capital expenditures. This increase in gross capital expenditures was primarily driven by incremental investments related to the Company's full-service footwear deck build-out.

Financing Activities

Cash provided by financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash provided by financing activities for the 13 weeks ended April 30, 2016 totaled $62.4 million compared to cash used by financing activities of $109.7 million for the comparable period of the prior year. The Company repurchased $100.0 million fewer shares during the quarter ended April 30, 2016 compared to the prior year comparable quarter.

Event Subsequent to Quarter-end

Dividend – On May 13, 2016, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock payable on June 30, 2016 to stockholders of record as of the close of business on June 10, 2016.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of April 30, 2016 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of the Company's contractual obligations and other commercial commitments as of January 30, 2016, see the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the Securities and Exchange Commission on March 25, 2016. During the current quarter, there were no material changes outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the Securities and Exchange Commission on March 25, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

During the first quarter of fiscal 2016, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, April 30, 2016.

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

ITEM 1A.  RISK FACTORS

For a discussion of risk factors affecting the Company refer to Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended January 30, 2016. The discussion of risk factors sets forth the material risks that could affect the Company's financial condition and operations.

Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 31, 2016 to February 27, 2016	2,975	$38.86	—	$187,121,451
February 28, 2016 to April 2, 2016	531,212	$47.06	530,631	$1,162,148,099
April 3, 2016 to April 30, 2016	668,335	$46.63	537,555	$1,137,121,491
Total	1,202,522	$46.80	1,068,186

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)
Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program, authorized by the Board of Directors on March 7, 2013. On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. The Company will continue to purchase under the 2013 program until it is exhausted or expired.

During the 13 weeks ended April 30, 2016, the Company issued an aggregate of 73,148 shares of common stock to warrant holders who exercised outstanding warrants. The shares issued consisted of (i) 27,240 shares of common stock issued pursuant to a net exercise mechanism under the warrants, and (ii) 45,908 shares of common stock issued pursuant to the warrants’ cash exercise mechanism. The cash exercises provided the Company with cash proceeds of $1,066,902 in the aggregate.

These warrants had an exercise price of $23.24 per share. The warrants were originally issued by Golf Galaxy, Inc. and became exercisable for shares of the Company’s common stock when the Company acquired Golf Galaxy, Inc. in 2007. No part of these warrants remains outstanding.

The securities were issued in reliance upon the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering due to lack of general solicitation or advertising, the status and knowledge of the warrant holders and publicly available information about the Company and its operations.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 21 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 25, 2016 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 25, 2016 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Teri L. List-Stoll, Executive Vice President - Chief Financial Officer, dated as of May 25, 2016 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 25, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Teri L. List-Stoll, Executive Vice President - Chief Financial Officer, dated as of May 25, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith