Form 10-Q
period 2016-07-30
DICKS SPORTING GOODS INC
filed 2016-08-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2016

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 19, 2016, was 88,012,205 and 24,900,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$1,967,857	$1,822,979	$3,628,200	$3,388,287
Cost of goods sold, including occupancy and distribution costs	1,370,479	1,269,421	2,535,025	2,365,741

GROSS PROFIT	597,378	553,558	1,093,175	1,022,546

Selling, general and administrative expenses	441,721	395,935	840,289	756,671
Pre-opening expenses	8,487	9,216	15,006	15,557

INCOME FROM OPERATIONS	147,170	148,407	237,880	250,318

Interest expense	1,618	840	2,749	1,474
Other (income) expense	(1,930)	153	(3,997)	(1,997)

INCOME BEFORE INCOME TAXES	147,482	147,414	239,128	250,841

Provision for income taxes	56,065	56,575	90,834	96,657

NET INCOME	$91,417	$90,839	$148,294	$154,184

EARNINGS PER COMMON SHARE:
Basic	$0.82	$0.78	$1.33	$1.32
Diluted	$0.82	$0.77	$1.32	$1.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	111,272	116,281	111,688	116,662
Diluted	112,118	117,805	112,697	118,356

Cash dividends declared per share	$0.15125	$0.13750	$0.30250	$0.27500

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
NET INCOME	$91,417	$90,839	$148,294	$154,184
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(38)	(67)	54	(36)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(38)	(67)	54	(36)
COMPREHENSIVE INCOME	$91,379	$90,772	$148,348	$154,148

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,325	$118,936	$123,220
Accounts receivable, net	144,458	61,395	106,753
Income taxes receivable	2,187	5,432	4,652
Inventories, net	1,715,530	1,527,187	1,615,722
Prepaid expenses and other current assets	110,269	99,740	99,882
Total current assets	2,084,769	1,812,690	1,950,229

Property and equipment, net	1,475,797	1,347,885	1,297,302
Intangible assets, net	130,062	109,440	108,240
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	4,805	6,165	10,273
Other	91,639	82,562	72,453
Total other assets	96,444	88,727	82,726
TOTAL ASSETS	$3,987,666	$3,559,336	$3,639,091

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$790,217	$677,864	$783,722
Accrued expenses	359,607	289,001	336,597
Deferred revenue and other liabilities	153,926	184,386	142,083
Income taxes payable	11,249	39,835	19,131
Current portion of other long-term debt and leasing obligations	612	589	560
Total current liabilities	1,315,611	1,191,675	1,282,093
LONG-TERM LIABILITIES:
Revolving credit borrowings	152,000	—	—
Other long-term debt and leasing obligations	5,013	5,324	5,627
Deferred income taxes	14,486	6,454	—
Deferred revenue and other liabilities	670,956	566,696	517,873
Total long-term liabilities	842,455	578,474	523,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	857	869	914
Class B common stock	249	249	249
Additional paid-in capital	1,097,205	1,063,705	1,045,084
Retained earnings	1,851,064	1,737,214	1,592,803
Accumulated other comprehensive loss	(125)	(179)	(109)
Treasury stock, at cost	(1,119,650)	(1,012,671)	(805,443)
Total stockholders' equity	1,829,600	1,789,187	1,833,498
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,987,666	$3,559,336	$3,639,091

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 30, 2016	86,850,630	$869	24,900,870	$249	$1,063,705	$1,737,214	$(179)	$(1,012,671)	$1,789,187
Exercise of stock options	979,845	9	—	—	15,969	—	—	—	15,978
Restricted stock vested	412,685	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(141,668)	(1)	—	—	(6,618)	—	—	—	(6,619)
Net income	—	—	—	—	—	148,294	—	—	148,294
Stock-based compensation	—	—	—	—	16,593	—	—	—	16,593
Total tax benefit from exercise of stock options	—	—	—	—	7,560	—	—	—	7,560
Foreign currency translation adjustment, net of taxes of $32	—	—	—	—	—	—	54	—	54
Purchase of shares for treasury	(2,406,228)	(24)	—	—	—	—	—	(106,979)	(107,003)
Cash dividends declared	—	—	—	—	—	(34,444)	—	—	(34,444)
BALANCE, July 30, 2016	85,695,264	$857	24,900,870	$249	$1,097,205	$1,851,064	$(125)	$(1,119,650)	$1,829,600

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,294	$154,184
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,531	90,596
Deferred income taxes	9,392	(1,319)
Stock-based compensation	16,593	14,200
Excess tax benefit from exercise of stock options	(7,698)	(5,842)
Other non-cash items	361	265
Changes in assets and liabilities:
Accounts receivable	(40,765)	(12,659)
Inventories	(188,343)	(224,955)
Prepaid expenses and other assets	(9,162)	(7,977)
Accounts payable	137,362	147,888
Accrued expenses	33,261	9,638
Income taxes payable / receivable	(17,781)	(13,690)
Deferred construction allowances	68,311	75,082
Deferred revenue and other liabilities	(23,427)	(22,372)
Net cash provided by operating activities	222,929	203,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(208,449)	(154,785)
Deposits and purchases of other assets	(23,412)	(406)
Net cash used in investing activities	(231,861)	(155,191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,183,000	465,600
Revolving credit repayments	(1,031,000)	(465,600)
Payments on other long-term debt and leasing obligations	(288)	(263)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	15,978	17,870
Excess tax benefit from exercise of stock options	7,698	5,843
Minimum tax withholding requirements	(6,619)	(7,619)
Cash paid for treasury stock	(107,003)	(150,000)
Cash dividends paid to stockholders	(34,490)	(33,425)
(Decrease) increase in bank overdraft	(25,009)	21,323
Net cash provided by (used in) financing activities	2,267	(146,271)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54	(36)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,611)	(98,459)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,936	221,679
CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,325	$123,220

Supplemental disclosure of cash flow information:
Accrued property and equipment	$78,985	$85,907
Cash paid for interest	$2,104	$1,095
Cash paid for income taxes	$103,985	$112,292

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2016 as filed with the Securities and Exchange Commission on March 25, 2016. Operating results for the 13 and 26 weeks ended July 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017 or any other period.

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

Reclassifications

Certain reclassifications have been made to prior year amounts for the period ended August 1, 2015 within the Consolidated Balance Sheets to conform to current year presentation.

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

The following table summarizes the activity in fiscal 2016 and 2015 (in thousands):

	26 Weeks Ended
	July 30, 2016	August 1, 2015
Accrued store closing and relocation reserves, beginning of period	$11,702	$12,785
Expense charged to earnings	852	1,066
Cash payments	(2,815)	(2,230)
Interest accretion and other changes in assumptions	(456)	27
Accrued store closing and relocation reserves, end of period	9,283	11,648
Less: current portion of accrued store closing and relocation reserves	(3,483)	(3,713)
Long-term portion of accrued store closing and relocation reserves	$5,800	$7,935

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$91,417	$90,839	$148,294	$154,184

Weighted average common shares outstanding - basic	111,272	116,281	111,688	116,662
Dilutive effect of stock-based awards	846	1,524	1,009	1,694
Weighted average common shares outstanding - diluted	112,118	117,805	112,697	118,356

Earnings per common share - basic	$0.82	$0.78	$1.33	$1.32
Earnings per common share - diluted	$0.82	$0.77	$1.32	$1.30

Anti-dilutive stock-based awards excluded from diluted calculation	2,978	1,255	2,733	1,069

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of July 30, 2016 and January 30, 2016 are set forth in the table below (in thousands):

	Level 1
Description	July 30, 2016	January 30, 2016
Assets:
Deferred compensation plan assets held in trust (1)	$61,845	$53,040
Total assets	$61,845	$53,040

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both July 30, 2016 and January 30, 2016.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 26 weeks ended July 30, 2016 or the fiscal year ended January 30, 2016. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during the 26 weeks ended July 30, 2016 or the fiscal year ended January 30, 2016.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Intangible Assets

On July 20, 2016, the Company purchased intellectual property assets of The Sports Authority ("TSA") along with the right to acquire 31 TSA store leases for $21.3 million. The TSA intellectual property assets, which include the name "The Sports Authority", TSA's domain names, TSA's owned trademarks and customer information, and lease designation rights are finite-lived intangible assets and will be amortized over each asset's designated useful life.

6.  Subsequent Event

Dividend - On August 11, 2016, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock payable on September 30, 2016 to stockholders of record as of the close of business on September 9, 2016.

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

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Product costs being adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons;

▪	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with our information systems;

▪	Disruption at our distribution facilities;

▪	Wage increases, which could adversely affect our financial results;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	The seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

▪	Our pursuit of strategic investments or acquisitions, including costs and uncertainties associated with combining businesses and / or assimilating acquired companies;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and

▪	Our current intention to issue quarterly cash dividends, and our repurchase activity, if any, pursuant to our share repurchase program.

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

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. For example, in the last five years, the Company has grown from 455 Dick's Sporting Goods stores as of July 30, 2011 to 649 Dick's Sporting Goods stores as of July 30, 2016. The Company's eCommerce sales penetration to total net sales has increased from 2.4% to 8.8% for the year-to-date period ended July 30, 2011 and July 30, 2016, respectively.

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

The Company's senior management focuses on certain key indicators to monitor the Company's performance including:

▪
Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales in the "Results of Operations and Other Selected Data" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the Securities and Exchange Commission on March 25, 2016, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended July 30, 2016.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $0.82 in the current quarter increased compared to earnings per diluted share of $0.77 during the second quarter of 2015, due primarily to a decrease in diluted shares outstanding year-over-year.

▪
Net sales increased 8% to $2.0 billion in the current quarter compared to the second quarter of 2015, due primarily to the growth of our store network and a 2.8% increase in consolidated same store sales.

▪	eCommerce sales penetration in the current quarter increased to 8.5% of total net sales compared to 7.3% in the second quarter of 2015.

▪	Gross profit decreased to 30.36% as a percentage of net sales in the current quarter from 30.37% during the second quarter of 2015.

▪	In the second quarter of 2016, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock.

▪	Repurchased approximately 1.3 million shares of common stock for $57.0 million.

▪	Purchased intellectual property assets of The Sports Authority ("TSA") along with the right to acquire 31 TSA store leases for $21.3 million.

▪	The following table summarizes store openings and closings for the periods indicated:

	26 Weeks Ended July 30, 2016			26 Weeks Ended August 1, 2015
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	644	97	741	603	91	694
Q1 New stores	3	2	5	9	1	10
Q2 New stores	5	—	5	7	1	8
Ending stores	652	99	751	619	93	712

Closed stores	3	1	4	—	3	3
Ending stores	649	98	747	619	90	709

Relocated stores	5	—	5	1	1	2

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. In some markets we operate adjacent stores on the same property with a pass-through for customers. We refer to this format as a "combo store" and include combo store openings within both the Dick's Sporting Goods and specialty store concept reconciliations, as applicable. As of July 30, 2016, the Company operated 72 Golf Galaxy stores and 21 Field & Stream stores.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2015-2016 (A)
	13 Weeks Ended
	July 30, 2016 (A)	August 1, 2015 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.64	69.63	1
Gross profit	30.36	30.37	(1)
Selling, general and administrative expenses (3)	22.45	21.72	73
Pre-opening expenses (4)	0.43	0.51	(8)
Income from operations	7.48	8.14	(66)
Interest expense	0.08	0.05	3
Other (income) expense	(0.10)	0.01	(11)
Income before income taxes	7.49	8.09	(60)
Provision for income taxes	2.85	3.10	(25)
Net income	4.65%	4.98%	(33)

Other Data:
Consolidated same store sales increase	2.8%	1.2%
Number of stores at end of period (5)	747	709
Total square feet at end of period (5)	37,067,454	35,057,995

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2015-2016 (A)
	26 Weeks Ended
	July 30, 2016	August 1, 2015 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.87	69.82	5
Gross profit	30.13	30.18	(5)
Selling, general and administrative expenses (3)	23.16	22.33	83
Pre-opening expenses (4)	0.41	0.46	(5)
Income from operations	6.56	7.39	(83)
Interest expense	0.08	0.04	4
Other income	(0.11)	(0.06)	(5)
Income before income taxes	6.59	7.40	(81)
Provision for income taxes	2.50	2.85	(35)
Net income	4.09%	4.55%	(46)

Other Data:
Consolidated same store sales increase	1.7%	1.1%
Number of stores at end of period (5)	747	709
Total square feet at end of period (5)	37,067,454	35,057,995

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes: the cost of merchandise (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost or market); freight; distribution; shipping; and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

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

13 Weeks Ended July 30, 2016 Compared to the 13 Weeks Ended August 1, 2015

Net Sales

Net sales increased 8% in the current quarter to $2.0 billion from $1.8 billion for the quarter ended August 1, 2015, due primarily to the growth of our store network and a 2.8% increase in consolidated same store sales. The 2.8% increase in consolidated same store sales contributed $49.8 million of the increase in net sales for the quarter ended July 30, 2016. The remaining $95.1 million increase in net sales was attributable to new stores. The 2.8% increase in consolidated same store sales consisted of a 3.0% increase at Dick's Sporting Goods and a 4.3% decrease at Golf Galaxy. eCommerce sales penetration was 8.5% of total net sales during the current quarter compared to 7.3% of total net sales during the quarter ended August 1, 2015, representing an approximate increase of 26% in eCommerce sales.

The increase in consolidated same store sales was driven by broad-based increases within our apparel and hardlines categories, most notably the outdoor business, partially offset by a slight decrease within our footwear category. The footwear category was primarily driven by a decrease in golf footwear, partially offset by an increase in athletic footwear. The same store sales increase at Dick's Sporting Goods was driven by an increase in transactions of approximately 1.7% and an increase in sales per transaction of approximately 1.3%. Based upon the current quarter sales mix, every 1% change in consolidated same store sales would impact earnings before income taxes for the current quarter by approximately $6.1 million.

Income from Operations

Income from operations decreased to $147.2 million in the current quarter from $148.4 million for the quarter ended August 1, 2015.

Gross profit increased 8% to $597.4 million in the current quarter from $553.6 million for the quarter ended August 1, 2015, and decreased as a percentage of net sales by one basis point compared to the same period last year. Merchandise margins and occupancy costs improved slightly during the quarter and were offset by increased shipping expenses. Occupancy costs increased $14.9 million in the current quarter from the quarter ended August 1, 2015. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a lower rate than the 8% increase in net sales during the current quarter. The increase in shipping expenses during the current quarter was primarily due to the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current quarter by approximately $1.9 million.

Selling, general and administrative expenses increased 12% to $441.7 million in the current quarter from $395.9 million for the quarter ended August 1, 2015, and increased as a percentage of net sales by 73 basis points. This increase was primarily driven by higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores and higher administrative, payroll and related benefit costs to support planned future growth initiatives compared to the same period last year.

Pre-opening expenses decreased to $8.5 million in the current quarter from $9.2 million for the quarter ended August 1, 2015. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords, as we are in possession of the site for a longer period of time, which accelerates expense recognition but does not impact the timing of rent payments.

Income Taxes

The Company's effective tax rate decreased to 38.0% for the quarter ended July 30, 2016 from 38.4% during the same period last year.

26 Weeks Ended July 30, 2016 Compared to the 26 Weeks Ended August 1, 2015

Net Sales

Net sales increased 7% in the current period to $3.6 billion, due primarily to the growth of our store network and a 1.7% increase in consolidated same store sales. The 1.7% increase in consolidated same store sales contributed $56.9 million of the increase in net sales for the period ended July 30, 2016. The remaining $183.0 million increase in net sales was attributable to new stores. The 1.7% increase in consolidated same store sales consisted of a 1.8% increase at Dick's Sporting Goods and a 1.8% decrease at Golf Galaxy. eCommerce sales penetration was 8.8% of total net sales during the current period compared to 7.9% of total net sales during the period ended August 1, 2015, representing an approximate increase of 20% in eCommerce sales.

The increase in consolidated same store sales was primarily driven by increases within our apparel and hardlines categories, most notably the outdoor business, partially offset by a slight decrease within our footwear category. The same store sales increase at Dick's Sporting Goods was driven by an increase in sales per transaction of approximately 1.2% and an increase in transactions of approximately 0.6%. Based upon the current period sales mix, every 1% change in consolidated same store sales would impact earnings before income taxes for the current period by approximately $11.2 million.

Income from Operations

Income from operations decreased to $237.9 million in the current period from $250.3 million for the period ended August 1, 2015.

Gross profit increased 7% to $1,093.2 million for the current period from $1,022.5 million for the period ended August 1, 2015, and decreased as a percentage of net sales by five basis points compared to the same period last year. Merchandise margins improved slightly during the current period compared to the same period last year and were more than offset by increased shipping expenses. Occupancy costs increased $29.7 million in the current period from the period ended August 1, 2015. Our occupancy costs are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at the same rate as compared to the 7% increase in net sales during the current period. The increase in shipping expenses during the current quarter was primarily due to the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. Every 10 basis point change in merchandise margin would impact earnings before income taxes for the current period by approximately $3.6 million.

Selling, general and administrative expenses increased 11% to $840.3 million in the current period from $756.7 million for the period ended August 1, 2015, and increased as a percentage of net sales by 83 basis points. This increase was primarily driven by higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores and higher administrative, payroll and related benefit costs to support planned future growth initiatives compared to the same period last year.

Pre-opening expenses decreased to $15.0 million in the current period from $15.6 million for the period ended August 1, 2015. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords since we are in possession of the site for a longer period of time, which accelerates expense recognition but does not impact the timing of rent payments.

Income Taxes

The Company's effective tax rate was 38.0% for the period ended July 30, 2016 as compared to 38.5% for the same period last year.

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

Liquidity information for the periods ended (dollars in thousands):

	July 30, 2016	August 1, 2015
Funds drawn on Credit Agreement	$1,183,000	$465,600
Number of days with outstanding balance on Credit Agreement	120 days	63 days
Maximum daily amount outstanding under Credit Agreement	$278,000	$191,700

The increase in funds drawn on our Credit Agreement during the 26 weeks ended July 30, 2016 compared to the same period last year was driven by continued capital return to shareholders and investments in the Company's growth.

Liquidity information as of the periods ended (dollars in thousands):

	July 30, 2016	August 1, 2015
Outstanding borrowings under Credit Agreement	$152,000	$—
Cash and cash equivalents	$112,325	$123,220
Remaining borrowing capacity under Credit Agreement	$833,369	$485,969
Outstanding letters of credit under Credit Agreement	$14,631	$14,031

The Company intends to allocate capital to invest in its future growth, specifically the development of its omni-channel platform and specialty store concepts, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – We expect capital expenditures to be approximately $275 million on a net basis, which includes tenant allowances provided by landlords, and approximately $450 million on a gross basis in fiscal 2016. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. The Company also plans to continue to invest in the improvement of its supply chain and corporate information technology infrastructure. We plan to open approximately 47 new stores and begin construction of our 5th distribution facility in fiscal 2016. We expect our new stores, as well as investments in our existing stores, to represent the majority of our total capital expenditures during fiscal 2016. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. Since the beginning of 2013, we have repurchased $919.9 million of common stock and have $80.1 million remaining under this authorization. On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. During the 26 weeks ended July 30, 2016, the Company repurchased approximately 2.4 million shares of its common stock for $107.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 26 weeks ended July 30, 2016, the Company paid $34.5 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes cash flows generated by operations and funds available under its Credit Agreement will be sufficient to satisfy capital requirements, including planned capital expenditures, share repurchases and quarterly dividend payments to its stockholders through fiscal 2016. The Company may require additional funding should the Company pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of those presently planned.

Changes in cash and cash equivalents are as follows (in thousands):

	26 Weeks Ended
	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$222,929	$203,039
Net cash used in investing activities	(231,861)	(155,191)
Net cash provided by (used in) financing activities	2,267	(146,271)
Effect of exchange rate changes on cash and cash equivalents	54	(36)
Net decrease in cash and cash equivalents	$(6,611)	$(98,459)

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

Cash provided by operating activities increased $19.9 million for the 26 weeks ended July 30, 2016 compared to the same period last year. The increase in cash provided by operating activities was due primarily to a $17.3 million increase in non-cash items and an $8.5 million increase in operating assets and liabilities, partially offset by a $5.9 million decrease in net income period-over-period.

The increase in operating assets and liabilities was due primarily to the following:

▪	Changes in inventory and accounts payable increased operating cash flows by $26.1 million compared to the prior year, primarily due to timing of inventory receipts.

▪
Changes in accrued expenses increased operating cash flows by $23.6 million compared to the prior year, primarily due to lower incentive compensation accruals in fiscal 2015 that were subsequently paid during the first quarter of fiscal 2016, compared to those balances accrued at the end of fiscal 2014 and subsequently paid during the first quarter of fiscal 2015.

▪	Changes in accounts receivable decreased operating cash flows by $28.1 million compared to the prior year, primarily due to timing of collections associated with vendor funded store initiatives.

Investing Activities

Cash used in investing activities increased $76.7 million for the 26 weeks ended July 30, 2016 compared to the same period last year primarily due to a $53.7 million increase in gross capital expenditures. This increase in gross capital expenditures was primarily driven by incremental investments related to the Company's full-service footwear store initiative.

Financing Activities

Cash provided by financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash provided by financing activities for the 26 weeks ended July 30, 2016 totaled $2.3 million compared to cash used by financing activities of $146.3 million for the comparable period of the prior year. The Company had higher net Credit Agreement borrowings and repurchased $43.0 million fewer shares during the period ended July 30, 2016 compared to the prior year comparable period.

Event Subsequent to Quarter-end

Dividend – On August 11, 2016, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock payable on September 30, 2016 to stockholders of record as of the close of business on September 9, 2016.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of July 30, 2016 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of the Company's contractual obligations and other commercial commitments as of January 30, 2016, see the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the Securities and Exchange Commission on March 25, 2016. During the current quarter, there were no material changes with respect to these contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the Securities and Exchange Commission on March 25, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2016, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the principal financial officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, July 30, 2016.

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and principal financial officer, does not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies and procedures.

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

ITEM 1A.  RISK FACTORS

For a discussion of risk factors affecting the Company refer to Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended January 30, 2016, filed with the Securities and Exchange Commission on March 25, 2016. The discussion of risk factors sets forth the material risks that could affect the Company's financial condition and operations.

Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
May 1, 2016 to May 28, 2016	375,157	$39.84	374,598	$1,122,202,391
May 29, 2016 to July 2, 2016	650,005	$41.58	649,650	$1,095,190,222
July 3, 2016 to July 30, 2016	320,212	$47.99	313,794	$1,080,118,867
Total	1,345,374	$42.62	1,338,042

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 25, 2016 on its behalf by the undersigned, thereunto duly authorized.

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
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 25, 2016 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of André J. Hawaux, Executive Vice President - Chief Operating Officer, dated as of August 25, 2016 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 25, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of André J. Hawaux, Executive Vice President - Chief Operating Officer, dated as of August 25, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith