Form 10-Q
period 2016-10-29
DICKS SPORTING GOODS INC
filed 2016-11-21
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2016

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 16, 2016, was 87,936,102 and 24,710,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$1,810,347	$1,642,627	$5,438,548	$5,030,914
Cost of goods sold, including occupancy and distribution costs	1,257,504	1,154,251	3,792,529	3,519,993

GROSS PROFIT	552,843	488,376	1,646,019	1,510,921

Selling, general and administrative expenses	459,782	395,015	1,300,071	1,151,686
Pre-opening expenses	19,304	16,280	34,309	31,836

INCOME FROM OPERATIONS	73,757	77,081	311,639	327,399

Interest expense	1,265	1,076	4,014	2,550
Other (income) expense	(3,778)	1,185	(7,775)	(812)

INCOME BEFORE INCOME TAXES	76,270	74,820	315,400	325,661

Provision for income taxes	27,356	27,605	118,192	124,262

NET INCOME	$48,914	$47,215	$197,208	$201,399

EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.41	$1.77	$1.73
Diluted	$0.44	$0.41	$1.75	$1.71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	110,607	114,978	111,328	116,101
Diluted	111,826	116,506	112,407	117,739

Cash dividends declared per share	$0.15125	$0.13750	$0.45375	$0.41250

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
NET INCOME	$48,914	$47,215	$197,208	$201,399
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(22)	(16)	32	(52)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(22)	(16)	32	(52)
COMPREHENSIVE INCOME	$48,892	$47,199	$197,240	$201,347

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,408	$118,936	$73,799
Accounts receivable, net	121,189	61,395	96,406
Income taxes receivable	32,583	5,432	8,719
Inventories, net	2,092,402	1,527,187	1,997,105
Prepaid expenses and other current assets	112,523	99,740	107,755
Total current assets	2,444,105	1,812,690	2,283,784

Property and equipment, net	1,492,274	1,347,885	1,341,166
Intangible assets, net	137,155	109,440	109,827
Goodwill	200,594	200,594	200,594
Other assets:
Deferred income taxes	5,345	6,165	20,066
Other	102,733	82,562	73,912
Total other assets	108,078	88,727	93,978
TOTAL ASSETS	$4,382,206	$3,559,336	$4,029,349

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,031,587	$677,864	$941,973
Accrued expenses	375,553	289,001	345,052
Deferred revenue and other liabilities	146,585	184,386	133,593
Income taxes payable	—	39,835	—
Current portion of other long-term debt and leasing obligations	615	589	575
Total current liabilities	1,554,340	1,191,675	1,421,193
LONG-TERM LIABILITIES:
Revolving credit borrowings	260,900	—	342,400
Other long-term debt and leasing obligations	4,861	5,324	5,477
Deferred income taxes	8,252	6,454	—
Deferred revenue and other liabilities	683,988	566,696	536,973
Total long-term liabilities	958,001	578,474	884,850
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	860	869	883
Class B common stock	247	249	249
Additional paid-in capital	1,114,622	1,063,705	1,053,748
Retained earnings	1,882,934	1,737,214	1,623,962
Accumulated other comprehensive loss	(147)	(179)	(125)
Treasury stock, at cost	(1,128,651)	(1,012,671)	(955,411)
Total stockholders' equity	1,869,865	1,789,187	1,723,306
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,382,206	$3,559,336	$4,029,349

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 30, 2016	86,850,630	$869	24,900,870	$249	$1,063,705	$1,737,214	$(179)	$(1,012,671)	$1,789,187
Exchange of Class B common stock for common stock	190,000	2	(190,000)	(2)	—	—	—	—	—
Exercise of stock options	1,212,423	12	—	—	24,938	—	—	—	24,950
Restricted stock vested	428,673	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(146,643)	(1)	—	—	(6,908)	—	—	—	(6,909)
Net income	—	—	—	—	—	197,208	—	—	197,208
Stock-based compensation	—	—	—	—	24,746	—	—	—	24,746
Total tax benefit from exercise of stock options	—	—	—	—	8,145	—	—	—	8,145
Foreign currency translation adjustment, net of taxes of $19	—	—	—	—	—	—	32	—	32
Purchase of shares for treasury	(2,580,954)	(26)	—	—	—	—	—	(115,980)	(116,006)
Cash dividends declared	—	—	—	—	—	(51,488)	—	—	(51,488)
BALANCE, October 29, 2016	85,954,129	$860	24,710,870	$247	$1,114,622	$1,882,934	$(147)	$(1,128,651)	$1,869,865

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,208	$201,399
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	149,131	136,683
Deferred income taxes	2,618	(11,112)
Stock-based compensation	24,746	21,687
Excess tax benefit from exercise of stock options	(8,620)	(6,308)
Other non-cash items	541	442
Changes in assets and liabilities:
Accounts receivable	(38,002)	(22,556)
Inventories	(565,215)	(606,338)
Prepaid expenses and other assets	(10,931)	(18,685)
Accounts payable	342,369	324,832
Accrued expenses	67,986	38,817
Income taxes payable / receivable	(58,841)	(36,424)
Deferred construction allowances	114,158	118,647
Deferred revenue and other liabilities	(32,686)	(25,215)
Net cash provided by operating activities	184,462	115,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(307,302)	(273,962)
Deposits and purchases of other assets	(41,946)	(2,406)
Net cash used in investing activities	(349,248)	(276,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,738,200	1,019,100
Revolving credit repayments	(1,477,300)	(676,700)
Payments on other long-term debt and leasing obligations	(437)	(398)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	24,950	18,668
Excess tax benefit from exercise of stock options	8,620	6,309
Minimum tax withholding requirements	(6,909)	(7,703)
Cash paid for treasury stock	(116,006)	(300,000)
Cash dividends paid to stockholders	(51,246)	(49,235)
Increase in bank overdraft	11,354	2,630
Net cash provided by financing activities	131,226	12,671
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	32	(52)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,528)	(147,880)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,936	221,679
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,408	$73,799

Supplemental disclosure of cash flow information:
Accrued property and equipment	$60,309	$65,707
Cash paid for interest	$3,038	$1,761
Cash paid for income taxes	$179,930	$170,752

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores, Dick's Team Sports HQ as well as eCommerce websites at www.DICKS.com, www.golfgalaxy.com, www.fieldandstreamshop.com and www.caliastudio.com. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 2016 as filed with the Securities and Exchange Commission on March 25, 2016. Operating results for the 13 and 39 weeks ended October 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017 or any other period.

Recently Issued Accounting Pronouncements

Income Taxes

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. A modified retrospective approach should be applied. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)". This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain aspects under Topic 230. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. If early adopted, an entity must adopt all of the amendments during the same period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early application permitted. If early adopted, an entity must adopt all of the amendments during the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company's Consolidated Financial Statements.

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

Reclassifications

Certain reclassifications have been made to prior year amounts for the period ended October 31, 2015 within the Consolidated Balance Sheets to conform to current year presentation.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2016 and 2015 (in thousands):

	39 Weeks Ended
	October 29, 2016	October 31, 2015
Accrued store closing and relocation reserves, beginning of period	$11,702	$12,785
Expense charged to earnings	3,039	3,451
Cash payments	(4,121)	(3,427)
Interest accretion and other changes in assumptions	(697)	(115)
Accrued store closing and relocation reserves, end of period	9,923	12,694
Less: current portion of accrued store closing and relocation reserves	(4,623)	(4,577)
Long-term portion of accrued store closing and relocation reserves	$5,300	$8,117

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$48,914	$47,215	$197,208	$201,399

Weighted average common shares outstanding - basic	110,607	114,978	111,328	116,101
Dilutive effect of stock-based awards	1,219	1,528	1,079	1,638
Weighted average common shares outstanding - diluted	111,826	116,506	112,407	117,739

Earnings per common share - basic	$0.44	$0.41	$1.77	$1.73
Earnings per common share - diluted	$0.44	$0.41	$1.75	$1.71

Anti-dilutive stock-based awards excluded from diluted calculation	921	1,405	2,129	1,181

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of October 29, 2016 and January 30, 2016 are set forth in the table below (in thousands):

	Level 1
Description	October 29, 2016	January 30, 2016
Assets:
Deferred compensation plan assets held in trust (1)	$63,190	$53,040
Total assets	$63,190	$53,040

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both October 29, 2016 and January 30, 2016.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels within the fair value hierarchy during the 39 weeks ended October 29, 2016 or the fiscal year ended January 30, 2016. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during the 39 weeks ended October 29, 2016 or the fiscal year ended January 30, 2016.

5. Intangible Assets

On July 20, 2016, the Company purchased intellectual property assets of The Sports Authority ("TSA") along with the right to acquire 31 TSA store leases, for $18.2 million, net of lease sale proceeds. The Company retained 22 of these store leases. The TSA intellectual property assets, which include the name "The Sports Authority", TSA's domain names, TSA's owned trademarks and customer information, and lease designation rights are finite-lived intangible assets and will be amortized over each asset's designated useful life.

6.  Subsequent Events

On November 2, 2016, the Company completed its purchase for certain assets of Golfsmith International Holdings, Inc. ("Golfsmith"), including intellectual property and rights to acquire store leases, together with inventory for 30 stores. The purchase price was approximately $43 million, of which $32 million is related to inventory. Intellectual property includes the name "Golfsmith", as well as Golfsmith's domain names, owned trademarks and customer information.

On November 10, 2016, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock payable on December 30, 2016 to stockholders of record as of the close of business on December 9, 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements include statements regarding, among other things, our expectations and growth strategies, including our plans to open new stores and relocate existing stores, develop our own eCommerce platform, and grow our private brand business; our efforts to increase profit margins and return on invested capital; the potential benefit and integration of strategic acquisitions; projections of our future profitability, results of operations, financial condition, growth, market opportunities, competition, capital expenditures, including continuing to invest in the improvement of our supply chain and corporate information technology infrastructure and beginning construction of our fifth distribution facility in fiscal 2016, and other expectations and targets for future periods; plans to return capital to stockholders through dividends and share repurchases; and outstanding borrowing in future periods.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2016 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	Omni-channel growth and the transition to our eCommerce platform producing the anticipated benefits within the expected time-frame or at all;

▪
Our pursuit of strategic investments or acquisitions, including the timing and costs of such investments and acquisitions and the integration of acquired businesses and / or companies being more difficult, time-consuming, or costly than expected;

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings and new retail concept stores;

▪	Disruption of or other problems with the services provided by our current primary eCommerce services provider;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, data protection and privacy;

▪
Our relationships with our vendors or disruptions in our or our vendors' supply chains, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials or foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Product costs being adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons;

▪	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with our information systems;

▪	Disruption at our distribution facilities;

▪	Wage increases, which could adversely affect our financial results;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and

▪	Our current intention to issue quarterly cash dividends, and our repurchase activity, if any, pursuant to our share repurchase program.

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

OVERVIEW

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores, Dick's Team Sports HQ as well as eCommerce websites at www.DICKS.com, www.golfgalaxy.com, www.fieldandstreamshop.com and www.caliastudio.com. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. For example, in the last five years the Company has grown from 474 Dick's Sporting Goods stores as of October 29, 2011 to 676 Dick's Sporting Goods stores as of October 29, 2016. Additionally, the Company's eCommerce sales penetration to total net sales has increased from 2.6% to 9.1% for the year-to-date period ended October 29, 2011 and October 29, 2016, respectively.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the Securities and Exchange Commission on March 25, 2016, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended October 29, 2016.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪	Earnings per diluted share of $0.44 in the current quarter increased compared to earnings per diluted share of $0.41 during the third quarter of 2015.

▪
Net income in the current quarter includes $4.7 million, net of tax, or $0.04 per diluted share, of costs incurred by the Company to convert 22 The Sports Authority ("TSA") stores to Dick's Sporting Goods stores.

▪	Net income in the third quarter of 2015 included $4.7 million, net of tax, or $0.04 per diluted share, related to a litigation settlement charge.

▪
Net sales increased 10% to $1.8 billion in the current quarter compared to the third quarter of 2015, due primarily to the growth of our store network and a 5.2% increase in consolidated same store sales.

▪	eCommerce sales penetration in the current quarter increased to 9.6% of total net sales compared to 8.0% in the third quarter of 2015.

▪	Gross profit increased to 30.54% as a percentage of net sales in the current quarter from 29.73% during the third quarter of 2015.

▪	Selling, general and administrative expenses increased 16% to $459.8 million in the current quarter compared to the third quarter of 2015.

▪
Other income increased to $3.8 million in the current quarter compared to $1.2 million of expense during the third quarter of 2015. The Company recorded a $2.9 million benefit related to a multi-year sales tax refund in the current quarter.

▪	In the third quarter of 2016, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock.

▪	Repurchased approximately 0.2 million shares of common stock for $9.0 million.

▪	The following table summarizes store openings and closings for the periods indicated:

	39 Weeks Ended October 29, 2016			39 Weeks Ended October 31, 2015
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	644	97	741	603	91	694
Q1 New stores	3	2	5	9	1	10
Q2 New stores	5	—	5	7	1	8
Q3 New stores	27	9	36	27	9	36
Ending stores	679	108	787	646	102	748

Closed stores	3	2	5	1	3	4
Ending stores	676	106	782	645	99	744

Relocated stores	9	—	9	6	1	7

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. In some markets we operate adjacent stores on the same property with a pass-through for customers. We refer to this format as a "combo store" and include combo store openings within both the Dick's Sporting Goods and specialty store concept reconciliations, as applicable. As of October 29, 2016, the Company operated 74 Golf Galaxy stores and 27 Field & Stream stores.

The following tables present for the periods indicated selected items in the unaudited Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in the percentage of net sales from the prior year's period. In addition, other data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2015-2016
	13 Weeks Ended
	October 29, 2016	October 31, 2015
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.46	70.27	(81)
Gross profit	30.54	29.73	81
Selling, general and administrative expenses (3)	25.40	24.05	135
Pre-opening expenses (4)	1.07	0.99	8
Income from operations	4.07	4.69	(62)
Interest expense	0.07	0.07	—
Other (income) expense	(0.21)	0.07	(28)
Income before income taxes	4.21	4.55	(34)
Provision for income taxes	1.51	1.68	(17)
Net income	2.70%	2.87%	(17)

Other Data:
Consolidated same store sales increase	5.2%	0.4%
Number of stores at end of period (5)	782	744
Total square feet at end of period (5)	38,788,672	36,775,761

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2015-2016 (A)
	39 Weeks Ended
	October 29, 2016 (A)	October 31, 2015 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.73	69.97	(24)
Gross profit	30.27	30.03	24
Selling, general and administrative expenses (3)	23.90	22.89	101
Pre-opening expenses (4)	0.63	0.63	—
Income from operations	5.73	6.51	(78)
Interest expense	0.07	0.05	2
Other income	(0.14)	(0.02)	(12)
Income before income taxes	5.80	6.47	(67)
Provision for income taxes	2.17	2.47	(30)
Net income	3.63%	4.00%	(37)

Other Data:
Consolidated same store sales increase	2.9%	0.9%
Number of stores at end of period (5)	782	744
Total square feet at end of period (5)	38,788,672	36,775,761

(A)	Column does not add due to rounding.

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

13 Weeks Ended October 29, 2016 Compared to the 13 Weeks Ended October 31, 2015

Net Sales

Net sales increased 10% in the current quarter to $1.8 billion from $1.6 billion for the quarter ended October 31, 2015, due primarily to the growth of our store network and a 5.2% increase in consolidated same store sales. The 5.2% increase in consolidated same store sales contributed $80.6 million of the increase in net sales for the quarter ended October 29, 2016. The remaining $87.1 million increase in net sales was attributable to new stores. The 5.2% increase in consolidated same store sales consisted of a 5.5% increase at Dick's Sporting Goods and a 3.3% decrease at Golf Galaxy. eCommerce sales penetration increased to 9.6% of total net sales during the current quarter compared to 8.0% of total net sales during the quarter ended October 31, 2015, representing an approximate increase of 33% in eCommerce sales.

The increase in consolidated same store sales was driven by broad-based increases across our hardlines, apparel and footwear categories, most notably the outdoor business and licensed apparel, which benefited from favorable teams participating in the Major League Baseball playoffs in the current quarter. These gains were partially offset by declines in sales of cold-weather merchandise due to unseasonably warm temperatures later in the quarter. The same store sales increase at Dick's Sporting Goods was driven by an increase in transactions of approximately 4.2% and an increase in sales per transaction of approximately 1.3%.

Income from Operations

Income from operations decreased to $73.8 million in the current quarter from $77.1 million for the quarter ended October 31, 2015.

Gross profit increased 13% to $552.8 million in the current quarter from $488.4 million for the quarter ended October 31, 2015, and increased as a percentage of net sales by 81 basis points compared to the same period last year. Merchandise margins and occupancy costs improved during the quarter and were partially offset by increased shipping expenses. Merchandise margins were favorably impacted by lower promotional activity in the current quarter. Occupancy costs increased $17.7 million in the current quarter from the quarter ended October 31, 2015. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a lower rate than the 10% increase in net sales during the current quarter. The increase in shipping expenses during the current quarter was primarily due to the growth and increased penetration of eCommerce sales as compared to the Company's total net sales.

Selling, general and administrative expenses increased 16% to $459.8 million in the current quarter from $395.0 million for the quarter ended October 31, 2015, and increased as a percentage of net sales by 135 basis points. The current quarter includes costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores totaling $6.5 million. The quarter ended October 31, 2015 included a litigation settlement charge of $7.9 million. Apart from the enumerated items, selling, general and administrative expenses increased as a percentage of net sales by 147 basis points, due primarily to higher administrative, payroll, incentive compensation and benefit costs, investments in our Olympics marketing campaign and higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores compared to the same period last year.

Pre-opening expenses increased to $19.3 million in the current quarter from $16.3 million for the quarter ended October 31, 2015. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current quarter includes costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores totaling $1.1 million. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense when we take possession of a site.

Other (Income) Expense

Other income increased to $3.8 million in the current quarter compared to $1.2 million of expense for the quarter ended October 31, 2015. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $0.8 million in the current quarter compared to an investment loss of $2.2 million for the quarter ended October 31, 2015, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Additionally, during the current quarter, the Company recorded a $2.9 million benefit from a multi-year sales tax refund.

Income Taxes

The Company's effective tax rate decreased to 35.9% for the current quarter from 36.9% for the quarter ended October 31, 2015 primarily due to the partial reversal of a valuation allowance as a result of realizing capital gains in the current quarter.

39 Weeks Ended October 29, 2016 Compared to the 39 Weeks Ended October 31, 2015

Net Sales

Net sales increased 8% in the current period to $5.4 billion from $5.0 billion for the period ended October 31, 2015, due primarily to the growth of our store network and a 2.9% increase in consolidated same store sales. The 2.9% increase in consolidated same store sales contributed $137.5 million of the increase in net sales for the period ended October 29, 2016. The remaining $270.1 million increase in net sales was attributable to new stores. The 2.9% increase in consolidated same store sales consisted of a 3.0% increase at Dick's Sporting Goods and a 2.2% decrease at Golf Galaxy. eCommerce sales penetration was 9.1% of total net sales during the current period compared to 7.9% of total net sales during the period ended October 31, 2015, representing an approximate increase of 24% in eCommerce sales.

The increase in consolidated same store sales was driven by broad-based increases across our hardlines, apparel and footwear categories. The same store sales increase at Dick's Sporting Goods was driven by an increase in transactions of approximately 1.8% and an increase in sales per transaction of approximately 1.2%.

Income from Operations

Income from operations decreased to $311.6 million in the current period from $327.4 million for the period ended October 31, 2015.

Gross profit increased 9% to $1,646.0 million for the current period from $1,510.9 million for the period ended October 31, 2015, and increased as a percentage of net sales by 24 basis points compared to the same period last year. Merchandise margins and occupancy costs improved during the period and were partially offset by increased shipping expenses. Occupancy costs increased $47.4 million in the current period from the period ended October 31, 2015. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a lower rate than the 8% increase in net sales during the current period. The increase in shipping expenses during the current period was primarily due to the growth and increased penetration of eCommerce sales as compared to the Company's total net sales.

Selling, general and administrative expenses increased 13% to $1,300.1 million in the current period from $1,151.7 million for the period ended October 31, 2015, and increased as a percentage of net sales by 101 basis points. The current period includes costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores totaling $6.5 million. The period ended October 31, 2015 included a litigation settlement charge of $7.9 million. Apart from the enumerated items, selling, general and administrative expenses increased as a percentage of net sales by 105 basis points, due primarily to higher administrative, payroll, incentive compensation and benefit costs and higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores compared to the same period last year.

Pre-opening expenses increased to $34.3 million in the current period from $31.8 million for the period ended October 31, 2015. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current period includes costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores totaling $1.1 million. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense when we take possession of a site.

Other Income

Other income increased to $7.8 million in the current period compared to $0.8 million of income for the period ended October 31, 2015. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $4.6 million in the current period compared to an investment loss of $0.4 million for the period ended October 31, 2015, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Additionally, during the current period, the Company recorded a $2.9 million benefit from a multi-year sales tax refund.

Income Taxes

The Company's effective tax rate decreased to 37.5% for the current period from 38.2% for the same period last year primarily due to the partial reversal of a valuation allowance as a result of realizing capital gains in the current period.

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

Liquidity information for the periods ended (dollars in thousands):

	October 29, 2016	October 31, 2015
Funds drawn on Credit Agreement	$1,738,200	$1,019,100
Number of days with outstanding balance on Credit Agreement	163 days	94 days
Maximum daily amount outstanding under Credit Agreement	$298,700	$342,400

In the table above, the increase in funds drawn on our Credit Agreement during the 39 weeks ended October 29, 2016 compared to the same period in fiscal 2015 was driven by continued capital return to stockholders and investments in the Company's growth.

Liquidity information as of (dollars in thousands):

	October 29, 2016	October 31, 2015
Outstanding borrowings under Credit Agreement	$260,900	$342,400
Cash and cash equivalents	$85,408	$73,799
Remaining borrowing capacity under Credit Agreement	$724,469	$643,569
Outstanding letters of credit under Credit Agreement	$14,631	$14,031

The Company intends to allocate capital to invest in its future growth, specifically the development of its omni-channel platform and specialty store concepts, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – We expect capital expenditures to be approximately $275 million on a net basis, which includes tenant allowances provided by landlords, and approximately $450 million on a gross basis in fiscal 2016. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. The Company also plans to continue to invest in the improvement of its supply chain and corporate information technology infrastructure. We plan to open 49 new stores and begin construction of our 5th distribution facility in fiscal 2016. We expect our new stores, as well as investments in our existing stores, to represent the majority of our total capital expenditures during fiscal 2016. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. Since the beginning of 2013, we have repurchased $928.9 million of common stock and have $71.1 million remaining under this authorization. On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. During the 39 weeks ended October 29, 2016, the Company repurchased approximately 2.6 million shares of its common stock for $116.0 million. Any future share repurchase programs are subject to the final determination of our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 39 weeks ended October 29, 2016, the Company paid $51.2 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

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

Changes in cash and cash equivalents are as follows (in thousands):

	39 Weeks Ended
	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$184,462	$115,869
Net cash used in investing activities	(349,248)	(276,368)
Net cash provided by financing activities	131,226	12,671
Effect of exchange rate changes on cash and cash equivalents	32	(52)
Net decrease in cash and cash equivalents	$(33,528)	$(147,880)

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

Cash provided by operating activities increased $68.6 million for the 39 weeks ended October 29, 2016 compared to the same period last year. The increase in cash provided by operating activities was due primarily to a $45.8 million increase in operating assets and liabilities and a $27.0 million increase in non-cash items, partially offset by a $4.2 million decrease in net income period-over-period.

The increase in operating assets and liabilities was due primarily to the following:

▪	Changes in inventory and accounts payable increased operating cash flows by $58.7 million compared to the prior year, primarily due to timing of inventory receipts.

▪
Changes in accrued expenses increased operating cash flows by $29.2 million compared to the prior year, primarily due to lower incentive compensation accruals in fiscal 2015 that were subsequently paid during the first quarter of fiscal 2016, compared to those balances accrued at the end of fiscal 2014 and subsequently paid during the first quarter of fiscal 2015.

▪	Changes in accounts receivable decreased operating cash flows by $15.4 million compared to the prior year, primarily due to timing of collections associated with vendor funded store initiatives.

Investing Activities

Cash used in investing activities increased $72.9 million for the 39 weeks ended October 29, 2016 compared to the same period last year primarily due to a $39.5 million increase in deposits and other assets coupled with a $33.4 million increase in gross capital expenditures. The increase in deposits and other assets was primarily driven by the Company's acquisition of TSA intellectual property and lease designation rights in the current period as well as Affinity Sports, a sports management technology company. The increase in gross capital expenditures was primarily driven by incremental investments related to the Company's full-service footwear store initiative.

Financing Activities

Cash provided by financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash provided by financing activities for the 39 weeks ended October 29, 2016 totaled $131.2 million compared to $12.7 million for the comparable period of the prior year. The Company repurchased $184.0 million fewer shares which was partially offset by lower net Credit Agreement borrowings during the period ended October 29, 2016 compared to the prior year period.

Events Subsequent to Quarter-end

On November 2, 2016, the Company completed its purchase of certain assets of Golfsmith International Holdings, Inc. ("Golfsmith"), including intellectual property and rights to acquire store leases, together with inventory for 30 stores. The purchase price was approximately $43 million, of which $32 million is related to inventory. Intellectual property includes the name "Golfsmith", as well as Golfsmith's domain names, owned trademarks and customer information.

On November 10, 2016, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.15125 per share of common stock and Class B common stock payable on December 30, 2016 to stockholders of record as of the close of business on December 9, 2016.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of October 29, 2016 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, October 29, 2016.

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision making can be faulty and breakdowns can occur because of simple errors or mistakes. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies and procedures.

During the third quarter of fiscal 2016, the Company implemented an updated version of its pre-existing enterprise resource planning ("ERP") system associated with business and financial processes. This implementation resulted in changes to the Company's internal control over financial reporting. The Company has taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of internal control over financial reporting during subsequent periods.

Other than the aforementioned ERP system implementation, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 31, 2016 to August 27, 2016	174,980	$51.53	174,726	$1,071,115,531
August 28, 2016 to October 1, 2016	4,154	$59.03	—	$1,071,115,531
October 2, 2016 to October 29, 2016	567	$55.93	—	$1,071,115,531
Total	179,701	$51.72	174,726

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

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

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 25 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 21, 2016 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Separation Agreement and General Release between the Company and Teri L. List-Stoll	Filed herewith

10.2	Offer Letter between the Company and Holly R. Tyson, Chief Human Resources Officer	Filed herewith

10.3	Offer Letter between the Company and Lee J. Belitsky, Executive Vice President - Chief Financial Officer	Filed herewith

31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 21, 2016 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 21, 2016 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 21, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 21, 2016 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith