Form 10-K
period 2017-01-28
DICKS SPORTING GOODS INC
filed 2017-03-24
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,395,310,091 as of July 29, 2016 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 29, 2016.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 20, 2017 was 88,085,668 and 24,710,870, respectively.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 7, 2017 (the "2017 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, including our plans to open new stores, the operation and continued development of our own eCommerce platform, and the enhancement of the Company's digital capabilities; our efforts to increase profit margins and return on invested capital; plans to grow our private brand business, projections of our future profitability; streamlining the Company's vendor base and implementing the Company's new merchandising strategy; the construction of a new distribution center; future results of operations; the effect of proposed changes in corporate income tax laws or tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; and our future financial condition.

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

PART I

ITEM 1.  BUSINESS

General

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communications and live scorekeeping, custom uniforms and FanWear and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to the Company's fiscal year.

The Company was founded in 1948 when Richard "Dick" Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. Our vision is to build leading brands that serve and inspire athletes and outdoor enthusiasts around the world to achieve their personal best; create value for our stockholders through the relentless improvement of everything we do; and make a lasting impact in our communities through sport.

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

Capturing Displaced Market Share. The sporting goods industry experienced consolidation during 2016 as competitor bankruptcies left behind significant market share. The Company strategically acquired the best store locations, customer information and intellectual property for some of these competitors and believes it realized market share gains during 2016 as it leveraged these assets to capture these displaced customers. The Company remains focused on continuing to capture displaced market share in the future. Our store growth plans will focus on new and under-penetrated markets which were historically served by our former competitors. We will also continue to leverage the transaction details and target millions of new customers within the acquired customer information.

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
On January 29, 2017, we transitioned our eCommerce platform from a third-party provider to a proprietary internal platform that now allows us to fully control our customer experience and maximize profitability, while continuing store growth. The Company's focus will be to refine platform functionality, improve customer-facing features, and leverage customer and transaction data to optimize its customer relationship management efforts and to deliver more targeted digital marketing. Like our customers, we see retail as an omni-experience, where the distinctions between stores and online are increasingly irrelevant.
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
Within specialty retail, we opened nine Field & Stream stores during fiscal 2016, eight of which were in the combo store format. In some markets, we operate Dick's Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a "combo store". In fiscal 2017, we plan to open eight additional Field & Stream stores, all in the combo store format. These highly specialized concept stores enable us to connect with the outdoor enthusiast in their own element, giving us valuable insight into key merchandise categories that we can apply across our entire network.

Drive Digital Growth. The Company plans to invest in digital in many forms, including our eCommerce platform, online assortments, customer relationship management and digital marketing, and Dick's Team Sports HQ, just as we make investments in our stores to keep them fresh and in the best locations.
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
The Company is also actively involved in communities, sponsoring thousands of teams in various sports at the local level. The Dick's Team Sports HQ business, which is comprised of our Blue Sombrero, Affinity Sports and GameChanger acquisitions, is focused on creating a holistic digital eco-system to support and equip youth sports and establish relationships with millions of players. We plan to use Dick's Team Sports HQ to stay top-of-mind for athletes and their families, and to create a powerful dataset that we will use to develop offers that are tailored and timed to meet the needs of these athletes.
We also plan to continue to optimize our media mix by shifting to more efficient and effective marketing channels and by leveraging our extensive and expanding customer relationship marketing database from our "ScoreCard" loyalty program.
Brand Partnerships. We carry a wide variety of well-known brands, including adidas, Asics, Callaway Golf, Columbia, Nike, Remington, TaylorMade-adidas Golf, The North Face, Under Armour and Yeti. In addition to the cost efficiencies of shared investments with our brand partners, we seek to leverage our partnerships to offer authenticity and credibility to our customers, while differentiating ourselves from our competitors. We partner with our brands on important marketing initiatives and product launches, in addition to leveraging athletes that these brands bring to us for our marketing campaigns. Our brand partnerships also provide us with access to exclusive products and allow us to differentiate our customers' shopping experience through initiatives such as our brand shops, which provide our customers with a wider and deeper selection of products from our key brands.

Private Brands. To provide differentiation in assortment when compared to our competitors, we offer a wide variety of private brand products that are not available from other retailers. Our exclusive private brand offerings include brands that we own such as CALIA, DBX, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Primed, Quest, Top-Flite and Walter Hagen, as well as brands that we exclusively license from third parties including adidas baseball, Reebok (performance apparel), Slazenger (golf and racquets) and Umbro (performance soccer equipment, footwear and apparel). Our private brands offer exceptional value and quality to our customers, while also providing the Company with higher gross margins than we obtain on sales of comparable third-party branded products. We consider our overall private brand strategy to be a key area of opportunity to increase productivity in our stores and on-line, and have invested in a development and procurement staff to support our private brand business. In fiscal 2016, we expanded our private brand business and continued to focus on our CALIA line of women's athletic apparel. Looking forward, we intend to expand product offerings within the CALIA line as well as introduce multiple new private brands during fiscal 2017. The Company anticipates the private brand business exceeding $1 billion in sales during fiscal 2017. Private brand sales represented approximately 10% of the Company's consolidated net sales during fiscal 2016, 2015 and 2014.

Merchandising

The following table sets forth the approximate percentage of our sales attributable to the hardlines, apparel and footwear categories for the periods presented:

	Fiscal Year
Category	2016	2015	2014
Hardlines (1)	45%	45%	44%
Apparel	35%	35%	36%
Footwear	19%	19%	19%
Other (2)	1%	1%	1%
Total	100%	100%	100%

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services and shipping revenues.

Segment information is further described within Note 1 to the Consolidated Financial Statements.

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

The Company seeks to expand its presence through the opening of new stores and the Company believes that growing its store network and eCommerce business simultaneously, will enable it to profitably grow the business by delivering an omni-channel shopping experience for its customers. The rate of future store growth may be reduced compared to historical levels as the Company monitors the competitive landscape and focuses its store growth in under-served and under-penetrated markets.

eCommerce:

Through our websites, we seek to provide our customers with in-depth product knowledge and the ability to shop with us at any time. We continue to develop our online content and capabilities to enhance the online experience and fully integrate our online business with our stores to provide our customers with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders and the ability to place online orders in our stores if we are out of stock in the retail store. We also have the ability through our websites to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity. We also have capability for our customers to buy merchandise online and pick it up in store. In fiscal 2016, our eCommerce business accounted for approximately 12% of our total net sales.

Purchasing, Distribution and Customer Fulfillment

We purchase merchandise from approximately 1,400 vendors. During fiscal 2016, Nike and Under Armour, our largest vendors, represented approximately 20% and 12%, respectively, of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2016 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are made on a short-term purchase order basis.

We currently operate four regional distribution centers for supplying stores with merchandise and are constructing a new 650,000 square foot distribution center in Conklin, NY that we expect to be operational by the end of fiscal 2017. Vendors directly ship floor ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores. During fiscal 2016, our stores received approximately 95% of merchandise through our distribution network with the remaining merchandise shipped directly to the stores from our vendors. We believe this flow of merchandise facilitates prompt and efficient distribution to our stores in order to enhance in-stocks, minimize freight costs and improve our inventory turns.

The Company leverages various fulfillment channels to ensure merchandise delivery speed to its customers and to minimize shipping costs. The Company leverages its store network, a third-party operated fulfillment center as well as its vendors to ship merchandise to its customers.

Competition

The market for sporting goods retailers is highly fragmented and intensely competitive. We compete with many retailing formats, including large format sporting goods stores, traditional sporting goods stores, specialty and vendor stores, mass merchants and department stores, internet and catalog-based retailers, and vendors selling directly to consumers. We seek to attract customers by offering a wide range of products and broad selection and distinctive marketing in stores that provide a unique shopping environment and superior service through an omni-channel experience.

Employees

As of January 28, 2017, we employed approximately 14,600 full-time and 25,900 part-time associates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peak during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Seasonality

Seasonality of the Company's business is discussed in further detail within Item 1A. "Risk Factors".

Proprietary Rights

The Company has a number of registered service marks and trademarks with the United States Patent and Trademark Office, including various versions of the following: "Acuity", "CALIA", "DBX", "Dick's", "Dick's Sporting Goods", "Ethos", "Field & Stream", "Fitness Gear", "Golf Galaxy", "Golfsmith", "Lady Hagen", "MAXFLI", "Nishiki", "Primed", "Quest", "Second Skin", "ScoreCard", "ScoreCard Rewards", "Top-Flite", "The Sports Authority" and "Walter Hagen". The Company also has a number of registered domain names, including "dickssportinggoods.com", "DICKS.com", "golfgalaxy.com", "fieldandstreamshop.com" and "caliastudio.com". Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball and football), "Cobra" (youth golf), "Slazenger" (golf and racquets), "Louisville Slugger" (hosiery only), "Reebok" (performance apparel) and "Umbro" (performance soccer equipment, footwear and apparel) for specified product categories and, in some cases, specified sales channels. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risk Factors".

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

Executive Officers of the Company

The following table and accompanying narrative sets forth the name, age and business experience of the current Executive Officers of the Company:

Name	Age	Position
Edward W. Stack	62	Chairman and Chief Executive Officer
André J. Hawaux	56	Executive Vice President - Chief Operating Officer
Lee J. Belitsky	56	Executive Vice President - Chief Financial Officer
Lauren R. Hobart	48	Executive Vice President - Chief Marketing Officer
Michele B. Willoughby	51	Executive Vice President - eCommerce and Supply Chain
John E. Hayes III	54	Senior Vice President - General Counsel and Secretary
Holly R. Tyson	45	Senior Vice President - Chief Human Resources Officer

Edward W. Stack has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Stack's father, Richard "Dick" Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

André J. Hawaux became our Executive Vice President - Chief Operating Officer in August 2015 and also served as our interim principal financial officer from August 2016 to September 2016. From February 2015 to August 2015, Mr. Hawaux served as our Executive Vice President - Chief Operating Officer / Chief Financial Officer. From June 2013 to January 2015, Mr. Hawaux served as our Executive Vice President - Finance, Administration and Chief Financial Officer. Prior to joining the Company, Mr. Hawaux served as the President, Consumer Foods at ConAgra Foods, Inc., one of North America's leading packaged food companies, since 2009. From 2006 to 2009, Mr. Hawaux served as ConAgra Foods' Executive Vice President, Chief Financial Officer where he was responsible for the company's Finance and Information System and Services organizations. Prior to ConAgra Foods, Mr. Hawaux served as general manager of a large U.S. division of PepsiAmericas and previously served as Chief Financial Officer for Pepsi-Cola North America and Pepsi International's China business unit. Mr. Hawaux is also a Trustee of Southern New Hampshire University and a member of the Board of Directors of PulteGroup, Inc. (NYSE: PHM).

Lee J. Belitsky became our Executive Vice President - Chief Financial Officer in September 2016. Mr. Belitsky joined Dick's Sporting Goods in 1997 as Vice President - Controller and has held a number of roles at Dick's Sporting Goods. From September 2014 to September 2016, Mr. Belitsky served as Executive Vice President - Product Development and Planning, Allocations and Replenishment; from July 2013 to September 2014, Mr. Belitsky served as Senior Vice President - Product Development; from September 2011 to July 2013, he served as Senior Vice President - Chief Risk and Compliance Officer; from January 2010 to September 2011, he served as Senior Vice President - Strategic Planning and Analysis and Treasury Services; from February 2009 to January 2010, he served as Senior Vice President - Store Operations and Distribution / Transportation; from April 2006 to February 2009, he served as Senior Vice President - Distribution and Transportation; from December 2005 to April 2006, he served as Vice President - Treasurer; and from December 1997 to December 2005, he served as Vice President - Controller. Prior to joining Dick's Sporting Goods, Mr. Belitsky was the Chief Financial Officer of Domain, Inc., a Boston-based home furnishings retailer. He also served as Vice President - Controller and Treasurer with Morse Shoe, Inc. and as an Audit Manager with KPMG LLP.

Lauren R. Hobart will serve as our Executive Vice President - Chief Customer & Digital Officer effective April 2017. Ms. Hobart joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. In September 2015, Ms. Hobart was promoted to Executive Vice President and Chief Marketing Officer. Prior to joining Dick's Sporting Goods, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its carbonated soft drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. Ms. Hobart also serves as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC).

Michele B. Willoughby will serve as our Executive Vice President - Chief Strategy Officer effective April 2017. Ms. Willoughby joined Dick's Sporting Goods in 2004 as our Vice President, Planning and Allocation. In July 2013, Ms. Willoughby was promoted to Executive Vice President - eCommerce and Supply Chain. From November 2010 to July 2013, Ms. Willoughby served as Senior Vice President - eCommerce and from February 2009 to November 2010, she served as Senior Vice President - Supply Chain. Prior to joining Dick's Sporting Goods, Ms. Willoughby was employed by Kohl's Department Stores, where she held various positions in Merchandise Planning and Allocation from 1997 to 2004, most recently as Vice President, Planning and Allocation.

John E. Hayes III became our Senior Vice President - General Counsel and Secretary in January 2015. Prior to joining Dick's Sporting Goods, Mr. Hayes served as Senior Vice President and General Counsel of Coldwater Creek Inc. from February 2009 to September 2014. During his tenure with Coldwater Creek, Mr. Hayes also served as the Company's interim Chief Financial Officer from November 2009 to April 2010 and as Senior Vice President, Human Resources from April 2010 to May 2013. Prior to joining Coldwater Creek, Mr. Hayes was engaged for seventeen years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. Prior to his legal career, Mr. Hayes practiced as an accountant with KPMG LLP.

Holly R. Tyson joined Dick's Sporting Goods as the Chief Human Resources Officer in August 2016. Prior to joining Dick's Sporting Goods, Ms. Tyson served as the Chief Human Resources Officer at The Brink's Company from January 2012 to August 2016. Prior to joining The Brink's Company, Ms. Tyson was Vice President Human Resources U.S. Pharmaceuticals at Bristol-Myers Squibb from January 2010 to January 2012. During her tenure there, Ms. Tyson also served as Executive Director Worldwide Pharmaceuticals Talent and U.S. Pharmaceuticals Sales Learning, Director Human Resources U.S. Pharmaceuticals Sales Learning, Director Human Resources Cardiovascular Metabolics and Director Leadership and Change from 2004 to 2010. Prior to her joining Bristol-Myers Squibb, Ms. Tyson held various human resources and organizational development leadership roles at Alliance Consulting, Cigna Corporation and Accenture from 1994 to 2004.

ITEM 1A. RISK FACTORS

Risks and Uncertainties

Our business is dependent on consumer discretionary spending and reductions in consumer spending might adversely affect the Company's business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company's control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters. Decreases in consumer discretionary spending can result in the need for more promotional activities and a decrease in same store sales, customer traffic or average value per transaction, which could negatively affect the Company's business, financial performance and/or stock price, particularly if consumer spending is depressed for a prolonged period of time.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence, name recognition and financial, marketing and other resources than we do. Additionally, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive prices vis-à-vis our competitors. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores and catalog; internet-based and direct-sell retailers; and vendors that sell directly to customers. Many factors affect the extent to which competition could affect our results, including pricing, quality, assortment, advertising, service, locations and reputation, and prolonged competitive pressures could have a material effect on our results of operations.

Omni-channel growth in our business is complex and we have recently implemented an internal eCommerce platform.

Our business has become increasingly omni-channel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. On January 29, 2017, we launched an internal eCommerce platform that allows us to control our customer experience without relying on a third-party provider. Maintaining and developing our internal eCommerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing the customer experience. This involves substantial risk, including risk of cost overruns, technology interruptions, supply and distribution delays, and other issues that can affect the successful operation of our internal eCommerce platform. If we are not able to successfully operate our internal eCommerce platform, our reputation, operations, financial results, and future growth could be materially adversely affected.

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

Furthermore, the Company also is implementing a new merchandising and vendor strategy to better serve its customers. The Company will leverage its relationships with strategic vendors to drive growth through exclusive and differentiated products. These initiatives might require considerable attention from our management teams and other company specialists in order to implement and maintain, and we may not recognize the anticipated benefits from these initiatives within the expected time-frame or at all.

Our sales may decline significantly if we misjudge the market for our new merchandise, which may result in significant inventory markdowns, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation and profitability.

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

The protection of our customer, associate and Company data is critical to us. The Company receives confidential customer data, including payment card and personally identifiable information, in the normal course of customer transactions. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have no knowledge of material data security breach to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal and added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.

Our private brand offerings and new retail concepts expose us to increased costs and certain additional risks.

We offer our customers private brand products that are not available from other retailers. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we exclusively license from third parties. We also evaluate and operate new retail concepts, including, for example, our Field & Stream and Golf Galaxy concepts. We invest in our development and procurement resources and marketing efforts relating to these private brand offerings and new retail concepts. There is no assurance that our private brand products or our new retail concepts will be successful, and we could curtail or abandon any of our private brands or retail concepts at any time. Factors that could cause us to curtail or abandon one of our private brands or retail concepts include unexpected or increased costs or delays in development of the brand, demands on management resources, legal or regulatory constraints, change in consumer demands, preferences and shopping patterns regarding sporting goods, or a determination that the demand does not support the brand. Additional risks relating to private brand offerings include product liability and product recalls; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands.

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

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability or consumer protection; eCommerce, data protection and privacy; advertisement and marketing; labor and employment; taxes, including tax rates and new taxes and surcharges; firearms, ammunition, knives, food items or other regulated products; accounting, corporate governance and securities; custom or import; and intellectual property.

In addition to potential damage to our reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.

We depend on our suppliers, distributors and manufacturers to provide us with sufficient quantities of quality products in a timely fashion.

We purchase merchandise from approximately 1,400 vendors. In fiscal 2016, purchases from Nike and Under Armour represented approximately 20% and 12%, respectively, of our merchandise purchases. Although in fiscal 2016 purchases from no other vendor represented 10% or more of our total purchases, our dependence on our principal suppliers involves risk. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. If any of our key vendors fails to supply us with sufficient products that comply with our safety and quality standards, whether as a result of supply chain disruptions or other causes, or continue to develop new products that create consumer demand, we may not be able to meet the demands of our customers and our revenue could materially decline. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.

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

A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers' sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. Furthermore, we could face significantly higher U.S. income and similar taxes with respect to sales of products purchased from foreign suppliers if the U.S. were to adopt a system of taxation, such as a border adjustment tax, under which the cost of imported products was not deductible in determining the tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' supplies or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. In addition, to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, worker safety and other practices that vary from those commonly accepted in the U.S., we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third party intellectual rights, could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property, including exclusive licensing rights, are valuable assets that are critical to our success. Effective trademark and other intellectual property protection may not be available in every country in which our products are manufactured or may be made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of ownership or use of the intellectual property.

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

We may be unable to attract, train, engage and retain key personnel and associates. Furthermore, the loss of Edward W. Stack as our key executive could have a material adverse effect on our business.

If we do not continue to effectively implement our strategic and business planning processes to attract, retain, train and develop key personnel and qualified employees in all areas of the organization, our business may suffer. In addition, stores depend significantly on our ability to hire and retain quality associates, including store managers and sales associates. The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. We also are dependent on the associates who staff our distribution centers, many of whom are skilled.

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

Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, while the U.S. Department of Labor's Final Overtime Rule ("Final Rule") has been enjoined, the Final Rule, if we are required to comply, may impact the compensation paid to employees currently classified as "exempt," resulting in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

We rely on our distribution centers and store support center, and a natural disaster or other serious disruption at one or more of these facilities could cause us to lose merchandise, be unable to effectively deliver merchandise to our stores, and adversely affect our financial condition and results of operations.

We currently operate a 914,000 square foot distribution center near Atlanta, Georgia, a 725,000 square foot distribution center in Plainfield, Indiana, a 601,000 square foot distribution center in Smithton, Pennsylvania, a 624,000 square foot distribution center in Goodyear, Arizona, and a 670,000 square foot store support center in Coraopolis, Pennsylvania that serves as our corporate headquarters, and we plan to construct a 650,000 square foot distribution center in Conklin, New York by the end of fiscal 2017. Any natural disaster or other serious disruption to one of these facilities due to fire, tornado or any other cause could damage a material portion of our inventory, impair our ability to adequately stock our stores and process returns of products to vendors, and negatively affect our operations, sales, and profitability.

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

Our business is largely seasonal based on sports seasons and the holiday selling season. Furthermore, a majority of our Dick's Sporting Goods stores are located in the eastern half of the United States, which exposes us to various regional risks, including those relating to weather conditions. Many of our stores are located in geographic areas that experience seasonably cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Poor performance during our fourth quarter, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

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

As of January 28, 2017, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

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

As of January 28, 2017, we operated 797 stores in 47 states. The following table sets forth the number of stores by state:

State	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Alabama	14	2	16
Arizona	8	2	10
Arkansas	3	—	3
California	47	5	52
Colorado	12	1	13
Connecticut	11	2	13
Delaware	3	1	4
District of Columbia	1	—	1
Florida	36	9	45
Georgia	19	—	19
Idaho	5	1	6
Illinois	28	4	32
Indiana	20	1	21
Iowa	7	1	8
Kansas	10	1	11
Kentucky	12	2	14
Louisiana	8	1	9
Maine	4	—	4
Maryland	15	3	18
Massachusetts	18	3	21
Michigan	23	5	28
Minnesota	9	4	13
Mississippi	7	—	7
Missouri	14	2	16
Nebraska	4	1	5
Nevada	3	2	5
New Hampshire	6	—	6
New Jersey	18	3	21
New Mexico	4	—	4
New York	40	7	47
North Carolina	32	8	40
North Dakota	1	—	1
Ohio	40	10	50
Oklahoma	9	1	10
Oregon	10	2	12
Pennsylvania	41	11	52
Rhode Island	2	—	2
South Carolina	13	2	15
South Dakota	1	—	1
Tennessee	17	2	19
Texas	32	12	44
Utah	5	1	6
Vermont	2	—	2
Virginia	31	6	37
Washington	11	—	11
West Virginia	6	—	6
Wisconsin	13	3	16
Wyoming	1	—	1
Total	676	121	797

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. As of January 28, 2017, the Company operated 91 golf specialty stores in 32 states and 27 Field & Stream stores in 13 states. Combo stores are included within the Dick's Sporting Goods, Golf Galaxy and Field and Stream store counts as applicable. As of January 28, 2017, the Company operated 12 combo stores.

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Atlanta, Georgia	914,000	Leased
Plainfield, Indiana	725,000	Leased
Goodyear, Arizona	624,000	Owned
Smithton, Pennsylvania	601,000	Leased

During fiscal 2016, the Company entered into a development contract to construct a new 650,000 square foot distribution center in Conklin, New York. The Company currently expects the new distribution center to be operational by the end of fiscal 2017.

The Company's Store Support Center occupies approximately 670,000 square feet of owned building space in Coraopolis, Pennsylvania. The Company is a direct tenant of Allegheny County Airport Authority ("ACAA") pursuant to an underlying ground lease through 2038. The Company holds a second ground lease with ACAA through 2038 for 89 acres adjacent to its Store Support Center for future expansion.

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

Fiscal Quarter Ended	High	Low	Dividend (a)
April 30, 2016	$47.74	$36.57	$0.15125
July 30, 2016	$51.29	$38.10	$0.15125
October 29, 2016	$61.59	$50.36	$0.15125
January 28, 2017	$62.25	$50.87	$0.15125

Fiscal Quarter Ended	High	Low	Dividend (b)
May 2, 2015	$58.98	$52.25	$0.1375
August 1, 2015	$56.29	$49.24	$0.1375
October 31, 2015	$53.41	$42.02	$0.1375
January 30, 2016	$44.88	$34.24	$0.1375

(a)
Quarterly cash dividend of $0.15125 per share of common stock and Class B common stock paid on March 31, 2016, June 30, 2016, September 30, 2016 and December 30, 2016 to stockholders of record on March 11, 2016, June 10, 2016, September 9, 2016 and December 9, 2016, respectively.

(b)
Quarterly cash dividend of $0.1375 per share of common stock and Class B common stock paid on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 to stockholders of record on March 13, 2015, June 12, 2015, September 11, 2015 and December 11, 2015, respectively.

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 20, 2017 was 276 and 27, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of the Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on January 27, 2012 in the Company's common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to common stock repurchases made during the three months ended January 28, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 30, 2016 to November 26, 2016	351,327	$54.71	350,000	$1,051,971,177
November 27, 2016 to December 31, 2016	200,395	$52.95	200,000	$1,041,383,737
January 1, 2017 to January 28, 2017	982	$54.00	—	$1,041,383,737
Total	552,704	$54.07	550,000

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2016, 2015, 2014, 2013 and 2012 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2016, 2015, 2014, 2013 and 2012 presented below under the caption "Store Data" have been derived from internal records of our operations.

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

	Fiscal Year
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$7,921,981	$7,270,965	$6,814,479	$6,213,173	$5,836,119
Cost of goods sold (1)	5,556,198	5,088,078	4,727,813	4,269,223	3,998,956
Gross profit	2,365,783	2,182,887	2,086,666	1,943,950	1,837,163
Selling, general and administrative expenses (2)	1,875,643	1,613,075	1,502,089	1,386,315	1,297,413
Pre-opening expenses (3)	40,286	34,620	30,518	20,823	16,076
Income from operations	449,854	535,192	554,059	536,812	523,674
Impairment of available-for-sale investments (4)	—	—	—	—	32,370
Interest expense (5)	5,856	4,012	3,215	2,929	6,034
Other (income) expense (6)	(14,424)	305	(5,170)	(12,224)	(4,555)
Income before income taxes	458,422	530,875	556,014	546,107	489,825
Provision for income taxes	171,026	200,484	211,816	208,509	199,116
Net income	$287,396	$330,391	$344,198	$337,598	$290,709
Per Common Share Data:
Earnings per common share - Basic	$2.59	$2.87	$2.89	$2.75	$2.39
Earnings per common share - Diluted	$2.56	$2.83	$2.84	$2.69	$2.31
Dividends declared per common share (7)	$0.605	$0.55	$0.50	$0.50	$2.50
Weighted average common shares outstanding:
Basic	111,095	115,230	119,244	122,878	121,629
Diluted	112,216	116,794	121,238	125,628	125,995
Store Data:
Same store sales increase (decrease) (8)	3.5%	(0.2)%	2.4%	1.9%	4.3%
Number of stores at end of period (9)	797	741	694	642	601
Total square footage at end of period (9)	39,270,591	36,703,905	34,245,885	31,621,488	29,587,733
Net sales per square foot (10)	$182	$181	$185	$186	$193
Other Data:
Gross profit margin	29.9%	30.0%	30.6%	31.3%	31.5%
Selling, general and administrative expenses as a percentage of net sales	23.7%	22.2%	22.0%	22.3%	22.2%
Operating margin	5.7%	7.4%	8.1%	8.6%	9.0%
Inventory turnover (11)	3.06x	3.03x	3.10x	3.18x	3.33x
Depreciation and amortization	$233,834	$193,594	$179,431	$154,928	$125,096
Balance Sheet Data:
Inventories, net	$1,638,632	$1,527,187	$1,390,767	$1,232,065	$1,096,186
Working capital (12)	$598,263	$621,015	$679,965	$578,649	$564,832
Total assets	$4,058,296	$3,559,336	$3,391,704	$3,032,870	$2,880,394
Total debt including capital and financing lease obligations (5)	$5,325	$5,913	$6,450	$7,375	$16,275
Retained earnings	$1,956,066	$1,737,214	$1,471,182	$1,187,514	$911,704
Total stockholders' equity	$1,929,489	$1,789,187	$1,832,225	$1,692,179	$1,587,324

(1)
The cost of goods sold for fiscal 2014 included a $2.4 million write-down of golf-related inventory from the Company's golf restructuring. The cost of goods sold for fiscal 2016 includes a $46.4 million write-down of inventory in connection with the Company's implementation of its new merchandising strategy.

(2)
Selling, general and administrative expenses ("SG&A") for fiscal 2013 included $7.9 million for a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. SG&A for fiscal 2014 included a $14.4 million gain on sale of an additional corporate aircraft and asset impairment and severance charges for the Company's golf restructuring of $14.3 million and $3.7 million, respectively. SG&A for fiscal 2015 included a $7.9 million litigation settlement charge. SG&A for fiscal 2016 includes a $32.9 million impairment of store assets and store closing charges primarily for ten Golf Galaxy stores in overlapping trade areas with acquired Golfsmith stores, merger and integration costs of $8.5 million to convert former The Sports Authority ("TSA") and Golfsmith stores to Dick's Sporting Goods and Golf Galaxy stores, and a $7.7 million non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value.

(3)	Pre-opening expenses for fiscal 2016 include occupancy expenses totaling $5.1 million for TSA stores converted to Dick's Sporting Goods stores.

(4)	Impairment of available-for-sale investments reflects the Company's impairment of its investment in JJB Sports, plc ("JJB Sports").

(5)
Interest expense in fiscal 2012 included rent payments under the Company's financing lease obligation for its corporate headquarters building, which the Company purchased in fiscal 2012 for $133.4 million, including closing costs. The Company's payment to purchase the building was reflected as a payment of its financing lease obligation in fiscal 2012.

(6)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to SG&A for the same amount. During fiscal 2013, the Company recorded $4.3 million from the partial recovery of its previously impaired investment in JJB Sports, which is reflected herein.

(7)
Dividends declared per common share during fiscal 2012 through fiscal 2014 represent quarterly dividends of $0.125 per share of common stock and Class B common stock. Fiscal 2012 included a special cash dividend of $2.00 per share of common stock and Class B common stock. Dividends declared per common share in fiscal 2015 represent quarterly dividends of $0.1375 per share of common stock and Class B common stock. Dividends declared per common share in fiscal 2016 represent quarterly dividends of $0.15125 per share of common stock and Class B common stock.

(8)
A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. The Company's same store sales calculation consists of both brick and mortar and eCommerce sales. Fiscal 2012 excluded sales during the 53rd week.

(9)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and other specialty concept stores.

(10)
Calculated using net sales and gross square footage of all stores open at both the beginning and the end of the period, excluding eCommerce sales. Gross square footage includes the storage, receiving and office space that generally occupies approximately 16% of total store space within our stores.

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

Overview

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communications and live scorekeeping, custom uniforms and FanWear and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Annual Report on Form 10-K, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. Over the last five years, the Company has grown from 480 Dick's Sporting Goods stores at the end of fiscal 2011 to 676 Dick's Sporting Goods stores at the end of fiscal 2016. The Company's eCommerce sales penetration to total net sales has increased from 3.5% in fiscal 2011 to 11.9% in fiscal 2016.

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

The Company's senior management focuses on certain key indicators to monitor the Company's performance including:

•
Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, cash and working capital. See further discussion of the Company's consolidated same store sales within Part II, Item 6. "Selected Financial Data".

•
Operating cash flow – Cash flow generation supports the general operating needs of the Company and funds capital expenditures from its omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant positive operating cash flows and proportionately higher net income levels in our fiscal fourth quarter in connection with the holiday selling season and in part to sales of cold weather sporting goods and apparel. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources" section herein.

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

Executive Summary

•
Earnings per diluted share of $2.56 in fiscal 2016 decreased compared to earnings per diluted share of $2.83 in fiscal 2015. Net income for fiscal 2016 totaled $287.4 million compared to $330.4 million in fiscal 2015.

•	Fiscal 2016 net income includes $62.3 million, net of tax, or $0.56 per diluted share of costs for asset write-downs, impairments and merger and integration costs.

•	Fiscal 2015 net income included $4.7 million, net of tax, or $0.04 per diluted share, from a litigation settlement charge.

•	Net sales increased 9% to $7,922.0 million in fiscal 2016 from $7,271.0 million in fiscal 2015.

•	eCommerce sales penetration in fiscal 2016 increased to 11.9% of total net sales compared to 10.3% in fiscal 2015.

•	During fiscal 2016, the Company:

•	Declared and paid aggregate cash dividends of $0.605 per share of common stock and Class B common stock.

•	Repurchased 3.1 million shares of common stock for $145.7 million.

•
Completed acquisitions of certain assets of The Sports Authority ("TSA") and Golfsmith International Holdings ("Golfsmith") and acquired two sports management technology companies, Affinity Sports and GameChanger.

•	Ended the period with no outstanding borrowings under its Credit Agreement.

•	The following table summarizes store openings and closings for fiscal 2016 and fiscal 2015:

	Fiscal 2016			Fiscal 2015
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	644	97	741	603	91	694
New stores:
Single-level stores	34	41	75	41	11	52
Two-level stores	4	—	4	3	—	3
Total new stores	38	41	79	44	11	55
Closed stores	6	17	23	3	5	8
Ending stores	676	121	797	644	97	741
Relocated stores	9	—	9	7	1	8

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. Fiscal 2016 includes three former TSA stores that were converted into Dick's Sporting Goods stores and 30 former Golfsmith stores that are operational and being converted to the Golf Galaxy brand.

Results of Operations

The following table presents, for the periods indicated, selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	2016 (A)	2015 (A)	2014	2016 - 2015	2015 - 2014 (A)
Net sales	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs	70.14	69.98	69.38	16	60
Gross profit	29.86	30.02	30.62	(16)	(60)
Selling, general and administrative expenses	23.68	22.19	22.04	149	15
Pre-opening expenses	0.51	0.48	0.45	3	3
Income from operations	5.68	7.36	8.13	(168)	(77)
Interest expense	0.07	0.06	0.05	1	1
Other (income) expense	(0.18)	—	(0.08)	(18)	8
Income before income taxes	5.79	7.30	8.16	(151)	(86)
Provision for income taxes	2.16	2.76	3.11	(60)	(35)
Net income	3.63%	4.54%	5.05%	(91)	(51)

(A)	Column does not add due to rounding.

Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and selling, general and administrative expenses ("SG&A"), our gross profit rate and SG&A rate may not be comparable to other retailers. For additional information regarding the types of costs classified within cost of goods sold, SG&A or any other financial statement line item presented herein, refer to Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

Fiscal 2016 (52 weeks) Compared to Fiscal 2015 (52 weeks)

Net Sales

Net sales increased 9% to $7,922.0 million in fiscal 2016 from $7,271.0 million in fiscal 2015 due primarily to the growth of our store network and a 3.5% increase in consolidated same store sales. The 3.5% increase in consolidated same store sales contributed $245.6 million of the increase in net sales during fiscal 2016. The remaining $405.4 million increase in net sales was attributable to new stores. The 3.5% increase in consolidated same store sales consisted of a 3.7% increase at Dick's Sporting Goods and a 0.2% increase at Golf Galaxy. eCommerce sales penetration was 11.9% of total net sales during fiscal 2016 compared to 10.3% of total net sales during fiscal 2015, representing an increase of approximately 26% in eCommerce sales.

The increase in consolidated same store sales was driven by broad-based increases across our hardlines, apparel and footwear categories. The same store sales increase at Dick's Sporting Goods was driven by an increase in transactions of approximately 2.1% and an increase in sales per transaction of approximately 1.6%.

Income from Operations

Income from operations decreased $85.3 million to $449.9 million in fiscal 2016 from $535.2 million in fiscal 2015.

Gross profit increased 8% to $2,365.8 million in fiscal 2016 from $2,182.9 million in fiscal 2015, but decreased as a percentage of net sales by 16 basis points compared to fiscal 2015.

Given the continuing consolidation that is occurring in the sporting goods industry, the Company conducted a thorough review of its business, including its merchandising strategy, vendor structure and its stores. As a result of this review, the Company is implementing a new merchandising and vendor strategy to better serve its customers. The Company will leverage its relationships with strategic vendors to drive growth through exclusive and differentiated products. During fiscal 2016, the Company recognized a $46.4 million inventory write-down, or 59 basis points, to reflect merchandise that does not fit with its go forward merchandising strategy to its net realizable value.

Apart from the inventory write-down, merchandise margin expanded by 61 basis points when compared to fiscal 2015, which was primarily driven by lower promotional activity during fiscal 2016. The improvement in merchandise margin was partially offset by higher shipping expenses during fiscal 2016 resulting from the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. Occupancy costs increased $68.4 million from fiscal 2015 but leveraged slightly compared to fiscal 2015. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a slightly lower rate than the 9% increase in net sales during fiscal 2016.

Selling, general and administrative expenses increased 16% to $1,875.6 million in fiscal 2016 from $1,613.1 million in fiscal 2015, and increased as a percentage of net sales by 149 basis points. Fiscal 2016 includes $49.1 million of charges for asset write-downs, impairments and merger and integration costs. Fiscal 2015 included a litigation settlement charge of $7.9 million.

The Company's comprehensive review of its business referenced above resulted in the closure of three Dick's Sporting Goods stores. The Company also closed ten Golf Galaxy stores that were located in close proximity to an acquired Golfsmith store that is better positioned to serve our customers. Further, the Company impaired assets of 12 stores and wrote-down the carrying value of a corporate aircraft that is held for sale to its fair market value. The current year charges also include TSA and Golfsmith integration costs.

Apart from the enumerated items affecting both fiscal 2016 and 2015, selling, general and administrative expenses increased as a percentage of net sales by 98 basis points. This increase was due primarily to higher administrative payroll, incentive compensation and benefit costs and higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores compared to the same period last year.

Pre-opening expenses increased to $40.3 million in fiscal 2016 from $34.6 million in fiscal 2015. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. Fiscal 2016 includes costs incurred by the Company to convert TSA and Golfsmith stores to Dick's Sporting Goods and Golf Galaxy stores totaling $5.1 million. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense when we take possession of a site.

Other (Income) Expense

Other income increased to $14.4 million in fiscal 2016 compared to $0.3 million of expense in fiscal 2015. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $7.2 million during fiscal 2016 compared to an investment loss of $1.7 million during fiscal 2015, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Fiscal 2016 also includes a $4.0 million gain for the Company's share of profits from the liquidation of former Golfsmith stores as well as a $2.9 million benefit from a multi-year sales tax refund.

Income Taxes

The Company's effective tax rate was 37.3% for fiscal 2016 as compared to 37.8% for fiscal 2015 primarily due to the partial reversal of a valuation allowance resulting from realization of capital gains in the current fiscal year.

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

Gross profit increased 5% to $2,182.9 million in fiscal 2015 from $2,086.7 million in fiscal 2014, but decreased as a percentage of net sales by 60 basis points compared to fiscal 2014. Fiscal 2014 included a $2.4 million write-down of inventory from our golf restructuring. Apart from the golf restructuring, gross profit decreased 63 basis points compared to fiscal 2014. The decline in the gross profit rate was driven by a decrease in merchandise margin of 25 basis points coupled with an increase in occupancy and shipping expenses during fiscal 2015 compared to fiscal 2014. The decrease in merchandise margin was primarily driven by higher promotional activity. Occupancy costs increased $75.2 million from fiscal 2014. Our occupancy costs are generally fixed in nature and fluctuate based upon the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 7% increase in net sales during fiscal 2015. The increase in shipping expenses during fiscal 2015 resulted from the growth and increased penetration of eCommerce sales as compared to the Company's total net sales.

Selling, general and administrative expenses increased 7% to $1,613.1 million in fiscal 2015 from $1,502.1 million in fiscal 2014, and increased as a percentage of net sales by 15 basis points. Fiscal 2015 includes a litigation settlement charge of $7.9 million. Fiscal 2014 included (i) a pre-tax gain on the sale of a corporate aircraft of $14.4 million, and (ii) asset impairment and severance charges from the Company's golf restructuring of $14.3 million and $3.7 million, respectively. Apart from the enumerated items, selling, general and administrative expenses increased as a percentage of net sales by nine basis points. This increase was primarily driven by higher advertising expenses and planned investments to support the Company's eCommerce initiatives, partially offset by lower incentive compensation expense compared to fiscal 2014.

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

Liquidity and Capital Resources

Overview

The Company's liquidity and capital needs have generally been met by cash from operating activities supplemented by borrowings from the Company's Credit Agreement as seasonally necessary. Cash flow from operations is seasonal in our business. The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's peak borrowings occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

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

Liquidity information for the fiscal periods ended (dollars in thousands):

	January 28, 2017	January 30, 2016
Funds drawn on Credit Agreement	$2,159,600	$1,338,100
Number of days with outstanding balance on Credit Agreement	199 days	127 days
Maximum daily amount outstanding under Credit Agreement	$506,900	$494,000

The Company's more frequent use of its Credit Agreement in fiscal 2016 compared to fiscal 2015 was primarily driven by continued capital return to stockholders as well as strategic acquisitions.

Liquidity information as of the fiscal periods ended (dollars in thousands):

	January 28, 2017	January 30, 2016
Outstanding borrowings under Credit Agreement	$—	$—
Cash and cash equivalents	$164,777	$118,936
Remaining borrowing capacity under Credit Agreement	$978,687	$985,969
Outstanding letters of credit under Credit Agreement	$21,313	$14,031

The Company intends to allocate capital to invest in its future growth, specifically growing its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – Fiscal 2016 capital expenditures totaled $242 million on a net basis, which includes tenant allowances provided by landlords, and $422 million on a gross basis. We expect capital expenditures to be approximately $350 million on a net basis and approximately $465 million on a gross basis in fiscal 2017. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. The Company also plans to invest in continuously improving its supply chain and corporate information technology infrastructure. We plan to open approximately 49 new stores and complete construction of our 5th distribution facility in fiscal 2017. We expect our new stores, as well as investments in our existing stores, to represent the majority of our total capital expenditures during fiscal 2017. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts, and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. Since the beginning of 2013, we have repurchased $958.6 million of common stock and have $41.4 million remaining under this authorization. On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2016, the Company repurchased 3.1 million shares of its common stock for $145.7 million. During fiscal 2015, the Company repurchased 7.4 million shares of its common stock for $357.3 million. Any future share repurchase programs are subject to authorization by our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the fiscal year ended January 28, 2017, the Company paid $68.0 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes cash flows generated by operations and funds available under its Credit Agreement will be sufficient to satisfy capital requirements, including planned capital expenditures, share repurchases and quarterly dividend payments to its stockholders through fiscal 2017. The Company may require additional funding should the Company pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of those presently planned.

Changes in cash and cash equivalents are as follows:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net cash provided by operating activities	$758,983	$643,514	$605,978
Net cash used in investing activities	(550,324)	(372,434)	(305,020)
Net cash used in financing activities	(162,865)	(373,717)	(260,913)
Effect of exchange rate changes on cash and cash equivalents	47	(106)	(97)
Net increase (decrease) in cash and cash equivalents	$45,841	$(102,743)	$39,948

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

Cash provided by operating activities increased $115.5 million in fiscal 2016 to $759.0 million. The increase in cash provided by operating activities is due primarily to a $171.3 million increase in cash flows provided by changes in operating assets and liabilities, partially offset by a $43.0 million decrease in net income and a $12.8 million decrease in non-cash items.

The increase in operating assets and liabilities year-over-year is primarily due to the following:

•	Cash flows provided by changes in inventory and accounts payable increased $77.3 million compared to fiscal 2015, primarily attributable to the timing of inventory receipts.

•
Changes in accrued expenses increased operating cash flows by $59.3 million compared to the prior year, primarily due to year-over-year changes in incentive compensation accruals and corresponding payments.

•
Changes in income taxes payable / receivable for fiscal 2016 increased operating cash flows by $18.9 million compared to the same period in fiscal 2015, primarily due to the timing of tax payments. Tax payments are impacted year-over-year primarily by the timing of deductions from capital expenditures and the level of stock option exercises.

Investing Activities

Cash used in investing activities for fiscal 2016 increased by $177.9 million to $550.3 million from fiscal 2015 primarily due to current year acquisitions coupled with a $51.9 million increase in gross capital expenditures. During fiscal 2016, the Company acquired certain assets of TSA and Golfsmith as well as two sports management technology companies, Affinity Sports and GameChanger, for $118.8 million. The increase in gross capital expenditures was primarily driven by the Company's full-service footwear store initiative.

Financing Activities

Cash used in financing activities consists primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, and cash flows generated from stock option exercises. Cash used in financing activities for fiscal 2016 totaled $162.9 million compared to $373.7 million in fiscal 2015. The Company repurchased $145.7 million of common stock during fiscal 2016 compared to $357.3 million during fiscal 2015.

Contractual Obligations and Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as of January 28, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Capital lease obligations (see Note 7)	$5,091	$521	$1,320	$1,513	$1,737
Other long-term debt	234	125	109	—	—
Interest payments (see Note 7)	2,068	503	827	533	205
Operating lease obligations (see Note 8) (a)	3,906,922	588,641	1,082,522	871,705	1,364,054
Unrecognized tax benefits (b)	2,436	2,436	—	—	—
Purchase and other commitments (see Note 14) (c)	216,389	59,684	124,953	16,863	14,889
Total contractual obligations	$4,133,140	$651,910	$1,209,731	$890,614	$1,380,885

(a)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(b)	Excludes $8,351 of accrued liability for unrecognized tax benefits as we cannot reasonably estimate the timing of settlement. These payments include interest and penalties.

(c)
The Company's purchase obligations relate primarily to marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider, corporate aircraft, and technology-related and other ordinary course commitments. In the ordinary course of business, the Company enters into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2016.

The Note references in the table above are to the Notes to the Consolidated Financial Statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at January 28, 2017 (in thousands):

	Total	Less than 1 year
Other commercial commitments:
Documentary letters of credit	$—	$—
Standby letters of credit	21,313	21,313
Total other commercial commitments	$21,313	$21,313

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangements

Operating leases for our stores represent the majority of our contractual obligations. Future scheduled lease payments under non-cancellable operating leases as of January 28, 2017 are described under the heading "Operating lease obligations" in the table above.

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

Inventory Valuation

The Company values inventory using the lower of weighted average cost or market method. Market price is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

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

Vendor Allowances

Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors for the purchase of merchandise inventories are treated as a reduction of inventory and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts.

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

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities. As of January 28, 2017, the Company had no reporting unit(s) at risk for goodwill impairment.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains a revolving credit facility to support potential liquidity and capital needs. Our interest rate under the Credit Agreement is benchmarked to, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. There were no outstanding borrowings under the Credit Agreement as of January 28, 2017 and January 30, 2016.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. The Company had cash equivalent investments at January 28, 2017 and January 30, 2016 totaling $81.6 million and $35.2 million, respectively. As these investments are short-term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments.

During fiscal 2016 and 2015, a hypothetical 10% increase or decrease in interest rates would not have materially affected the Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 40 through 64 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of January 28, 2017, the Company's disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 28, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Control Systems

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies and procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 28, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2017 of the Company and our report dated March 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 24, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

Information relative to Directors of the Company is set forth under the section entitled "Item 1 - Election of Directors" in the Company's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders ("2017 Proxy Statement") and is incorporated herein by reference.

(b)	Executive Officers of the Company

Information with respect to Executive Officers of the Company is set forth in Part I, Item 1.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled "Stock Ownership" in the 2017 Proxy Statement and is incorporated herein by reference.

(d)
The Company has adopted a code of ethics entitled "The Rules of the Game: The Dick's Sporting Goods Code of Ethics and Business Conduct" (the "Code of Conduct") that applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer, controller, other Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company's website at www.DICKS.com/investors. If the Company makes any amendments to the Code of Conduct other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company's website does not form a part of this Annual Report on Form 10-K.

(e)
Information on our audit committee and audit committee financial experts is set forth under the section entitled "Corporate Governance" in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the sections entitled "Executive Compensation", "Compensation Tables", "Corporate Governance" and "Item 1 - Election of Directors" in the Company's 2017 Proxy Statement. The information under the caption "Executive Compensation - Compensation Committee Report" shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's 2017 Proxy Statement. The following table summarizes information, as of January 28, 2017 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,561,085	(2)	$46.71	8,247,527	(3)
Equity compensation plans not approved by security holders	—			—
Total	3,561,085			8,247,527

(1)	Represents outstanding awards pursuant to the Company's 2002 Amended and Restated Stock and Incentive Plan and 2012 Stock and Incentive Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors - How does the Board determine which directors are considered independent?" in the Company's 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the caption "Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 38 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 67 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 68 to 70 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dick's Sporting Goods, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 24, 2017

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$7,921,981	$7,270,965	$6,814,479
Cost of goods sold, including occupancy and distribution costs	5,556,198	5,088,078	4,727,813
GROSS PROFIT	2,365,783	2,182,887	2,086,666
Selling, general and administrative expenses	1,875,643	1,613,075	1,502,089
Pre-opening expenses	40,286	34,620	30,518
INCOME FROM OPERATIONS	449,854	535,192	554,059
Interest expense	5,856	4,012	3,215
Other (income) expense	(14,424)	305	(5,170)
INCOME BEFORE INCOME TAXES	458,422	530,875	556,014
Provision for income taxes	171,026	200,484	211,816
NET INCOME	$287,396	$330,391	$344,198
EARNINGS PER COMMON SHARE:
Basic	$2.59	$2.87	$2.89
Diluted	$2.56	$2.83	$2.84
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	111,095	115,230	119,244
Diluted	112,216	116,794	121,238

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
NET INCOME	$287,396	$330,391	$344,198
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	47	(106)	(97)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	47	(106)	(97)
COMPREHENSIVE INCOME	$287,443	$330,285	$344,101

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	January 28, 2017	January 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,777	$118,936
Accounts receivable, net	75,199	61,395
Income taxes receivable	2,307	5,432
Inventories, net	1,638,632	1,527,187
Prepaid expenses and other current assets	114,763	99,740
Total current assets	1,995,678	1,812,690
PROPERTY AND EQUIPMENT, NET	1,522,574	1,347,885
INTANGIBLE ASSETS, NET	140,835	109,440
GOODWILL	245,059	200,594
OTHER ASSETS:
Deferred income taxes	45,927	6,165
Other	108,223	82,562
Total other assets	154,150	88,727
TOTAL ASSETS	$4,058,296	$3,559,336
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$755,537	$677,864
Accrued expenses	384,210	289,001
Deferred revenue and other liabilities	203,788	184,386
Income taxes payable	53,234	39,835
Current portion of other long-term debt and leasing obligations	646	589
Total current liabilities	1,397,415	1,191,675
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	4,679	5,324
Deferred income taxes	—	6,454
Deferred revenue and other liabilities	726,713	566,696
Total long-term liabilities	731,392	578,474
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 109,355,095 and 107,454,893 at January 28, 2017 and January 30, 2016, respectively; outstanding shares 85,619,878 and 86,850,630 at January 28, 2017 and January 30, 2016, respectively	856	869
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,710,870 and 24,900,870 at January 28, 2017 and January 30, 2016, respectively	247	249
Additional paid-in capital	1,130,830	1,063,705
Retained earnings	1,956,066	1,737,214
Accumulated other comprehensive loss	(132)	(179)
Treasury stock, at cost, 23,735,217 and 20,604,263 at January 28, 2017 and January 30, 2016, respectively	(1,158,378)	(1,012,671)
Total stockholders' equity	1,929,489	1,789,187
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,058,296	$3,559,336

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Dollars	Shares	Dollars
BALANCE, February 1, 2014	96,065,661	$961	24,900,870	$249	$958,943	$1,187,514	$24	$(455,512)	$1,692,179
Exercise of stock options	1,175,540	11	—	—	26,110	—	—	—	26,121
Restricted stock vested	433,249	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(139,867)	(1)	—	—	(7,792)	—	—	—	(7,793)
Net income	—	—	—	—	—	344,198	—	—	344,198
Stock-based compensation	—	—	—	—	26,275	—	—	—	26,275
Total tax benefit from exercise of stock options	—	—	—	—	11,872	—	—	—	11,872
Foreign currency translation adjustment, net of taxes of $57	—	—	—	—	—	—	(97)	—	(97)
Purchase of shares for treasury	(4,328,875)	(43)	—	—	—	—	—	(199,957)	(200,000)
Cash dividends declared, $0.50 per common share	—	—	—	—	—	(60,530)	—	—	(60,530)
BALANCE, January 31, 2015	93,205,708	$932	24,900,870	$249	$1,015,404	$1,471,182	$(73)	$(655,469)	$1,832,225
Exercise of stock options	773,773	8	—	—	20,609	—	—	—	20,617
Restricted stock vested	400,951	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(134,119)	(1)	—	—	(7,752)	—	—	—	(7,753)
Net income	—	—	—	—	—	330,391	—	—	330,391
Stock-based compensation	—	—	—	—	29,288	—	—	—	29,288
Total tax benefit from exercise of stock options	—	—	—	—	6,160	—	—	—	6,160
Foreign currency translation adjustment, net of taxes of $62	—	—	—	—	—	—	(106)	—	(106)
Purchase of shares for treasury	(7,395,683)	(74)	—	—	—	—	—	(357,202)	(357,276)
Cash dividends declared, $0.55 per common share	—	—	—	—	—	(64,359)	—	—	(64,359)
BALANCE, January 30, 2016	86,850,630	$869	24,900,870	$249	$1,063,705	$1,737,214	$(179)	$(1,012,671)	$1,789,187
Exchange of Class B common stock for common stock	190,000	2	(190,000)	(2)	—	—	—	—	—
Exercise of stock options	1,421,389	13	—	—	31,076	—	—	—	31,089
Restricted stock vested	438,160	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(149,347)	(1)	—	—	(7,059)	—	—	—	(7,060)
Net income	—	—	—	—	—	287,396	—	—	287,396
Stock-based compensation	—	—	—	—	33,602	—	—	—	33,602
Total tax benefit from exercise of stock options	—	—	—	—	9,510	—	—	—	9,510
Foreign currency translation adjustment, net of taxes of $28	—	—	—	—	—	—	47	—	47
Purchase of shares for treasury	(3,130,954)	(31)	—	—	—	—	—	(145,707)	(145,738)
Cash dividends declared, $0.605 per common share	—	—	—	—	—	(68,544)	—	—	(68,544)
BALANCE, January 28, 2017	85,619,878	$856	24,710,870	$247	$1,130,830	$1,956,066	$(132)	$(1,158,378)	$1,929,489

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,396	$330,391	$344,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,834	193,594	179,431
Deferred income taxes	(45,036)	9,243	(6,259)
Stock-based compensation	33,602	29,288	26,275
Excess tax benefit from exercise of stock options	(10,011)	(6,825)	(11,953)
Gain on sale of asset	—	—	(14,428)
Other non-cash items	721	626	576
Changes in assets and liabilities:
Accounts receivable	(4,125)	(6,412)	1,797
Inventories	(84,733)	(136,420)	(158,702)
Prepaid expenses and other assets	(2,282)	(21,266)	(11,004)
Accounts payable	59,870	34,232	81,330
Accrued expenses	64,469	5,190	16,158
Income taxes payable / receivable	26,034	7,157	32,476
Deferred construction allowances	179,864	165,616	101,630
Deferred revenue and other liabilities	19,380	39,100	24,453
Net cash provided by operating activities	758,983	643,514	605,978
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(421,920)	(370,028)	(349,007)
Acquisitions, net of cash acquired	(118,769)	—	—
Proceeds from sale of other assets	—	—	74,534
Deposits and purchases of other assets	(9,635)	(2,406)	(30,547)
Net cash used in investing activities	(550,324)	(372,434)	(305,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	2,159,600	1,338,100	1,401,800
Revolving credit repayments	(2,159,600)	(1,338,100)	(1,401,800)
Payments on other long-term debt and leasing obligations	(588)	(537)	(925)
Construction allowance receipts	—	—	—
Proceeds from exercise of stock options	31,089	20,617	26,121
Excess tax benefit from exercise of stock options	10,011	6,826	12,204
Minimum tax withholding requirements	(7,060)	(7,753)	(7,793)
Cash paid for treasury stock	(145,738)	(357,276)	(200,000)
Cash dividends paid to stockholders	(67,972)	(64,715)	(61,262)
Increase (decrease) in bank overdraft	17,393	29,121	(29,258)
Net cash used in financing activities	(162,865)	(373,717)	(260,913)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	47	(106)	(97)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,841	(102,743)	39,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,936	221,679	181,731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,777	$118,936	$221,679
Supplemental disclosure of cash flow information:
Accrued property and equipment	$70,129	$43,481	$42,900
Cash paid during the year for interest	$4,983	$3,308	$2,631
Cash paid during the year for income taxes	$196,712	$186,741	$186,790

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations – Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and other specialty concept stores, and Dick's Team Sports HQ. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront.

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments and totaled $81.6 million and $35.2 million at January 28, 2017 and January 30, 2016, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 28, 2017 and January 30, 2016 include $152.5 million and $135.1 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consist principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $3.2 million and $2.7 million as of January 28, 2017 and January 30, 2016 respectively.

Inventories – Inventories are stated at the lower of weighted average cost or market. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $176.4 million and $113.5 million at January 28, 2017 and January 30, 2016, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Computer software	3-10 years
For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Depreciation expense was $203.1 million, $178.9 million and $159.1 million for fiscal 2016, 2015 and 2014, respectively.

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

The Company recognizes a liability for costs associated with closed or relocated premises when the Company ceases to use the location. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated on a quarterly basis. The current portion of accrued store closing and relocation reserves is included within accrued expenses and the non-current portion is included within long-term deferred revenue and other liabilities on the Consolidated Balance Sheets. The related expense is recorded within selling, general and administrative expenses on the Consolidated Statements of Income.

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

Intangible Assets – Intangible assets consist primarily of trademarks and acquired trade names with indefinite lives, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company's finite-lived intangible assets consist primarily of customer lists, favorable lease assets and other acquisition related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

Pre-opening Expenses – Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening.

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

Income Taxes – The Company utilizes the asset and liability method of accounting for income taxes and provides deferred income taxes for temporary differences between the amounts reported for assets and liabilities for financial statement purposes and for income tax reporting purposes, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that will more likely than not be realized upon ultimate settlement. Interest and penalties from income tax matters are recognized in income tax expense.

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

Cost of Goods Sold – Cost of goods sold includes: the cost of merchandise (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost or market); freight; distribution; shipping; and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation, fixture lease expenses and certain insurance expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters.

Advertising Costs – Production costs of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $304.9 million, $276.3 million and $248.7 million for fiscal 2016, 2015 and 2014, respectively.

Vendor Allowances – Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors for the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts.

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

	Fiscal Year
	2016	2015	2014
Hardlines	$3,574	$3,264	$2,992
Apparel	2,756	2,553	2,461
Footwear	1,529	1,403	1,316
Other	63	51	45
Total net sales	$7,922	$7,271	$6,814

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements

Intangibles - Goodwill and Other

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment". This update modifies the concept of impairment and simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for interim or annual goodwill impairment tests during fiscal years beginning after December 15, 2019. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. A modified retrospective approach should be applied. The Company plans to adopt ASU 2016-16 during the first quarter of fiscal 2017. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)". This update addresses eight specific cash flow topics with the objective of reducing the existing diversity in practice for certain aspects under Topic 230. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. If early adopted, an entity must adopt all of the amendments during the same period. The Company plans to adopt ASU 2016-15 during the first quarter of fiscal 2017. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early application permitted. If early adopted, an entity must adopt all of the amendments during the same period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements, however, the Company's effective income tax rate will be impacted by the volume of share-based award activity during each reporting period.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's Consolidated Financial Statements but anticipates that it will result in significant right of use assets and related liabilities as all of the Company's retail locations and the majority of our supply chain facilities are categorized as operating leases.

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

Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements for revenue and cash flows arising from contracts with customers. In August 2015, the FASB subsequently issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date", which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

In March 2016, April 2016, and December 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. These ASU's will most likely change the way the Company accounts for sales returns, our customer loyalty program, gift card breakage and certain other promotional programs. Based on current estimates, we do not expect these provisions of the ASU to have a material impact on our financial statements. The Company is continuing to evaluate which transition approach it will utilize and the impact these standards will have on the Company's Consolidated Financial Statements upon adoption.

2. Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill and accumulated impairment charges as of the end of the fiscal periods (in thousands):

	2016		2015
	Carrying Value	Accumulated Impairment	Carrying Value	Accumulated Impairment
Goodwill	$245,059	$111,312	$200,594	$111,312

No impairment charges were recorded for goodwill in fiscal 2016, 2015 or 2014.

The Company had indefinite-lived and finite-lived intangible assets of $111.0 million and $29.8 million, respectively, as of January 28, 2017 and $104.7 million and $4.8 million, respectively, as of January 30, 2016. During fiscal 2014, the Company recorded a $12.4 million non-cash impairment charge for a trademark and trade name from the Company's golf restructuring to reduce the carrying value of the respective assets to their estimated fair value.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of intangible assets were as follows as of the end of the fiscal periods (in thousands):

	2016		2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$89,206	$—	$89,056	$—
Trade names (indefinite-lived)	16,031	—	9,850	—
Customer lists	19,166	(2,260)	1,200	(1,200)
Acquired technology and other finite-lived intangible assets	26,763	(13,843)	16,205	(11,435)
Other indefinite-lived intangible assets	5,772	—	5,764	—
Total intangible assets	$156,938	$(16,103)	$122,075	$(12,635)

Amortization expense for the Company's finite-lived intangible assets was $3.5 million, $1.6 million and $2.5 million for fiscal 2016, 2015 and 2014, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of January 28, 2017 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2017	$6,283
2018	6,100
2019	5,206
2020	4,128
2021	3,991
Thereafter	4,118
Total	$29,826

The following table summarizes intangible assets acquired during fiscal 2016:

	Finite-lived			Indefinite-lived		Total Intangible Assets Acquired
	Customer Lists	Acquired Technology	Tradenames	Goodwill	Tradenames
TSA (1)	$10,300	$—	$2,300	$—	$—	$12,600
Technology companies (2)	4,651	7,671	—	44,465	6,181	62,968
Golfsmith (3)	3,015	—	230	—	—	3,245
Total	$17,966	$7,671	$2,530	$44,465	$6,181	$78,813

Weighted average amortization period (in years)	7	5	3			6

(1)
The Company acquired intellectual property assets of The Sports Authority ("TSA") along with the right to acquire 31 store leases for $17.2 million, net of sale proceeds. The Company retained 22 of the acquired store leases.

(2)	The Company acquired two sports management technology companies, Affinity Sports and GameChanger, which support the Dick's Team Sports HQ initiative, for an aggregate purchase price of $63.8 million.

(3)
The Company acquired intellectual property assets of Golfsmith International Holdings, Inc. ("Golfsmith") along with the right to acquire store leases and inventory for 30 stores, for approximately $41.1 million, of which $3.2 million was for intellectual property assets.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Store Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2016	2015
Accrued store closing and relocation reserves, beginning of period	$11,702	$12,785
Expense charged to earnings	12,513	4,496
Cash payments	(5,943)	(5,344)
Interest accretion and other changes in assumptions	(741)	(235)
Accrued store closing and relocation reserves, end of period	17,531	11,702
Less: current portion of accrued store closing and relocation reserves	(8,682)	(4,394)
Long-term portion of accrued store closing and relocation reserves	$8,849	$7,308

The Company recorded $5.7 million of expense during fiscal 2016 for the closure of ten Golf Galaxy stores that were located in close proximity to an acquired Golfsmith store that is better positioned to serve its customers.

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2016	2015
Buildings and land	$224,061	$220,875
Leasehold improvements	1,514,825	1,245,694
Furniture, fixtures and equipment	932,442	896,846
Computer software	338,750	301,899
Total property and equipment	3,010,078	2,665,314
Less: accumulated depreciation and amortization	(1,487,504)	(1,317,429)
Net property and equipment	$1,522,574	$1,347,885

The amounts above include construction in progress of $182.8 million and $124.4 million for fiscal 2016 and 2015, respectively.

With the recent pace of consolidation within the sporting goods industry, the Company conducted a comprehensive review of its business, including its stores, during the fourth quarter of fiscal 2016. As a result of this comprehensive review, the Company recorded a $23.4 million impairment charge during fiscal 2016 to adjust certain long-lived store assets, primarily comprised of leasehold improvements, to fair value.

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2016	2015
Accrued payroll, withholdings and benefits	$137,472	$95,721
Accrued real estate taxes, utilities and other occupancy	78,367	60,060
Accrued property and equipment	71,365	43,649
Accrued sales tax	32,826	28,169
Other accrued expenses	64,180	61,402
Total accrued expenses	$384,210	$289,001

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods (in thousands):

	2016	2015
Current:
Deferred gift card revenue	$179,069	$162,640
Deferred construction allowances	1,794	1,850
Other	22,925	19,896
Total current	$203,788	$184,386
Long-term:
Deferred rent, including pre-opening rent	$102,938	$93,321
Deferred construction allowances	523,078	384,428
Other	100,697	88,947
Total long-term	$726,713	$566,696

7. Debt

The Company's outstanding debt consists of the following as of the end of the fiscal periods (in thousands):

	2016	2015
Revolving line of credit	$—	$—
Capital leases	5,091	5,565
Other debt	234	348
Total debt	5,325	5,913
Less: current portion	(646)	(589)
Total long-term debt	$4,679	$5,324

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

The Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Agreement also contains certain covenants that could within specific predefined circumstances limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. Other than in certain limited conditions, the Company is permitted to pay dividends and repurchase shares pursuant to its stock repurchase program. As of January 28, 2017, the Company was in compliance with the terms of the Credit Agreement.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Agreement information as of the fiscal periods ended (in thousands):

	2016	2015
Outstanding borrowings under Credit Agreement	$—	$—
Remaining borrowing capacity under Credit Agreement	$978,687	$985,969
Outstanding letters of credit under Credit Agreement	$21,313	$14,031

Capital Lease Obligations – The gross and net carrying values of assets under capital leases were $6.9 million and $0.3 million, respectively, as of January 28, 2017, and $6.9 million and $0.4 million, respectively, as of January 30, 2016.

Scheduled lease payments under capital lease obligations as of January 28, 2017 are as follows (in thousands):

Fiscal Year
2017	$1,024
2018	1,044
2019	1,103
2020	1,103
2021	943
Thereafter	1,942
Subtotal	7,159
Less: amounts representing interest	(2,068)
Present value of net scheduled lease payments	5,091
Less: amounts due in one year	(521)
Total long-term capital leases	$4,570

8. Operating Leases

The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2034. Initial lease terms are generally for 10 to 15 years and most store leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases, contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases totaled approximately $501.9 million, $469.0 million and $441.5 million for fiscal 2016, 2015 and 2014, respectively.

Scheduled lease payments due under non-cancellable operating leases as of January 28, 2017 are as follows (in thousands):

Fiscal Year
2017	$588,641
2018	566,233
2019	516,289
2020	465,706
2021	405,999
Thereafter	1,364,054
Total	$3,906,922

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

Dividends per Common Share – The Company declared and paid cash dividends of $0.605, $0.55 and $0.50 per share of common stock and Class B common stock during fiscal 2016, 2015 and 2014, respectively.

Treasury Stock – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2016, the Company repurchased 3.1 million shares of its common stock for $145.7 million. During fiscal 2015, the Company repurchased 7.4 million shares of its common stock for $357.3 million.

On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock.

10. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan (the "Plan"). As of January 28, 2017, shares of common stock available for future issuance pursuant to the Plan were 8,247,527 shares.

The following represents total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2016	2015	2014
Stock option expense	$9,506	$8,211	$7,903
Restricted stock expense	24,096	21,077	18,372
Total stock-based compensation expense	$33,602	$29,288	$26,275
Total related tax benefit	$11,718	$10,290	$9,200

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2016	2015	2014
Expected life (years) (1)	5.40	5.41	5.23
Expected volatility (2)	29.20% - 31.93%	30.38% - 42.07%	31.97% - 44.48%
Weighted average volatility	31.01%	32.67%	36.28%
Risk-free interest rate (3)	1.07% - 1.90%	1.28% - 1.74%	1.44% - 2.39%
Expected dividend yield	1.03% - 1.59%	0.98% - 1.12%	0.90% - 1.13%
Weighted average grant date fair value	$12.56	$16.28	$17.31

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

The stock option activity from February 1, 2014 through January 28, 2017 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, February 1, 2014	4,954,047	$28.55	3.19	$118,784
Granted	559,722	53.78
Exercised	(1,175,540)	22.22
Forfeited / Expired	(256,931)	44.42
Outstanding, January 31, 2015	4,081,298	$32.83	3.00	$78,432
Granted	812,482	56.97
Exercised	(773,773)	26.64
Forfeited / Expired	(145,495)	51.38
Outstanding, January 30, 2016	3,974,512	$38.29	2.94	$51,930
Granted	1,143,326	47.79
Exercised	(1,348,241)	22.28
Forfeited / Expired	(208,512)	50.01
Outstanding, January 28, 2017	3,561,085	$46.71	3.88	$22,638
Exercisable, January 28, 2017	1,681,131	$41.77	2.09	$17,875
Vested and expected to vest, January 28, 2017	3,346,290	$46.45	3.76	$22,061

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value reported in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2016, 2015 and 2014 was $36.4 million, $20.2 million and $34.3 million, respectively. The total fair value of options vested during 2016, 2015 and 2014 was $8.4 million, $8.4 million and $8.2 million, respectively. The nonvested stock option activity for the year ended January 28, 2017 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, January 30, 2016	1,421,208	$17.03
Granted	1,143,326	12.56
Vested	(480,267)	17.49
Forfeited	(204,313)	13.76
Nonvested, January 28, 2017	1,879,954	$14.55

As of January 28, 2017, unrecognized stock-based compensation expense from nonvested stock options was approximately $17.0 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.56 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of January 28, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$26.03 - $40.00	777,769	0.47	$31.01	777,769	$31.01
$40.42 - $46.97	372,898	3.40	45.91	250,689	45.98
$47.09 - $47.09	955,240	6.12	47.09	—	—
$47.73 - $55.29	770,694	3.61	52.11	488,742	51.18
$55.49 - $58.86	684,484	5.20	58.40	163,931	58.33
$26.03 - $58.86	3,561,085	3.88	$46.71	1,681,131	$41.77

Restricted Stock – The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The restricted stock activity from February 1, 2014 through January 28, 2017 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, February 1, 2014	2,431,654	$45.93
Granted	593,841	53.36
Vested	(433,249)	39.99
Forfeited	(406,127)	48.40
Nonvested, January 31, 2015	2,186,119	$48.67
Granted	661,640	56.95
Vested	(400,951)	48.59
Forfeited	(241,828)	50.52
Nonvested, January 30, 2016	2,204,980	$50.97
Granted	789,460	47.89
Vested	(438,160)	47.05
Forfeited	(196,240)	51.23
Nonvested, January 28, 2017	2,360,040	$50.64

As of January 28, 2017, total unrecognized stock-based compensation expense from nonvested shares of restricted stock, net of estimated forfeitures, was approximately $31.7 million before income taxes, which is expected to be recognized over a weighted average period of approximately 1.34 years.

During 2013, the Company issued a special grant of 1,185,793 shares of performance-based restricted stock in support of the Company's five-year strategic plan ("the Long-Term Incentive Plan"). The Company issued 38,703, 90,735 and 118,095 shares pursuant to the Long-Term Incentive Plan during 2016, 2015 and 2014, respectively, to newly eligible associates. As of January 28, 2017, nonvested restricted stock outstanding included 827,008 shares of these performance-based awards, which vest at the end of a five-year period based upon the achievement of certain pre-established financial performance metrics at the end of the performance period, with an opportunity for earlier vesting if the target metrics are achieved at the end of any fiscal year within the performance period. As of January 28, 2017, these awards were not deemed probable of achieving the pre-established financial performance metrics.

11. Income Taxes

The components of the provision for income taxes are as follows for the fiscal periods ended (in thousands):

	2016	2015	2014
Current:
Federal	$184,636	$164,165	$187,735
State	31,426	27,076	30,340
	216,062	191,241	218,075
Deferred:
Federal	(38,138)	8,198	(5,740)
State	(6,898)	1,045	(519)
	(45,036)	9,243	(6,259)
Total provision	$171,026	$200,484	$211,816

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.3%	3.5%	3.1%
Valuation allowance	(0.1)%	(0.1)%	—%
Other permanent items	(0.9)%	(0.6)%	—%
Effective income tax rate	37.3%	37.8%	38.1%

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2016	2015
Inventory	$69,784	$45,442
Employee benefits	42,730	37,295
Deferred rent	41,684	36,485
Stock-based compensation	26,697	26,843
Gift cards	19,077	15,884
Deferred revenue currently taxable	12,485	4,957
Store closing expense	6,852	4,569
Other accrued expenses not currently deductible for tax purposes	6,577	9,532
Net operating loss carryforward	5,901	—
Non income-based tax reserves	5,319	5,274
Capital loss carryforward	4,717	5,304
Uncertain income tax positions	3,597	4,253
Insurance	2,674	2,280
Other	139	179
Valuation allowance	(4,717)	(5,304)
Total deferred tax assets	243,516	192,993
Property and equipment	(146,925)	(152,287)
Inventory valuation	(42,354)	(35,095)
Intangibles	(8,310)	(5,900)
Total deferred tax liabilities	(197,589)	(193,282)
Net deferred tax asset (liability)	$45,927	$(289)

The deferred tax asset from net operating loss carryforwards of $5.9 million represents approximately $14.5 million of federal net operating losses which expire in 2030 and $16.0 million of state net operating losses which expire in 2034. In 2016, the $45.9 million net deferred tax asset is included in its entirety within other long-term assets on the Consolidated Balance Sheet. In 2015, of the $0.3 million net deferred tax liability, $6.2 million was included within other long-term assets and $6.5 million was included within long-term liabilities.

As of January 28, 2017, deferred income taxes have not been provided on accumulated, but undistributed, earnings of $46.7 million from the Company's international subsidiaries. It is the Company's intention to permanently reinvest these earnings outside the United States. The amount of the unrecognized tax liability from the undistributed earnings as of January 28, 2017 is estimated to be $16.1 million.

As of January 28, 2017, the total liability for uncertain tax positions, including related interest and penalties, was approximately $10.8 million.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents a reconciliation of the Company's total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2016	2015	2014
Beginning of fiscal year	$9,784	$8,376	$7,507
Increases as a result of tax positions taken in a prior period	—	1,101	124
Decreases as a result of tax positions taken in a prior period	(831)	—	—
Increases as a result of tax positions taken in the current period	2,067	1,193	1,057
Decreases as a result of settlements during the current period	(2,534)	(63)	(312)
Reductions as a result of a lapse of statute of limitations during the current period	(193)	(823)	—
End of fiscal year	$8,293	$9,784	$8,376

The balance at January 28, 2017 includes $5.4 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.

As of January 28, 2017, the liability for uncertain tax positions includes $2.5 million for the accrual of interest and penalties. During fiscal 2016, 2015 and 2014, the Company recorded $0.3 million, $1.2 million and $0.3 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company has federal, state and local examinations currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $3.3 million of the Company's gross unrecognized tax benefits and interest at January 28, 2017 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2017.

The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2015 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2009.

12. Earnings per Common Share

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2016	2015	2014
Earnings per common share - Basic:
Net income	$287,396	$330,391	$344,198
Weighted average common shares outstanding - basic	111,095	115,230	119,244
Earnings per common share	$2.59	$2.87	$2.89
Earnings per common share - Diluted:
Net income	$287,396	$330,391	$344,198
Weighted average common shares outstanding - basic	111,095	115,230	119,244
Dilutive effect of stock-based awards	1,121	1,564	1,994
Weighted average common shares outstanding - diluted	112,216	116,794	121,238
Earnings per common share	$2.56	$2.83	$2.84

Anti-dilutive stock-based awards excluded from diluted calculation	1,822	1,449	1,334

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time regular employees who have worked 1,000 hours or more in a year. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $8.7 million, $7.0 million and $6.1 million for fiscal 2016, 2015 and 2014, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $64.5 million and $53.0 million as of January 28, 2017 and January 30, 2016, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $2.2 million, $2.0 million and $1.5 million for fiscal 2016, 2015 and 2014, respectively.

14. Commitments and Contingencies

Marketing and Naming Rights Commitments

Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company's brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $39.3 million, $43.0 million and $52.1 million during fiscal 2016, 2015 and 2014, respectively. The aggregate amount of future minimum payments at January 28, 2017 is as follows (in thousands):

Fiscal Year
2017	$19,734
2018	11,293
2019	4,296
2020	3,860
2021	2,723
Thereafter	14,889
Total	$56,795

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Licenses for Trademarks

Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2021. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $8.8 million, $18.2 million and $16.4 million during fiscal 2016, 2015 and 2014, respectively. The aggregate amount of future minimum payments at January 28, 2017 is as follows (in thousands):

Fiscal Year
2017	$8,800
2018	9,365
2019	9,565
2020	8,595
2021	540
Thereafter	—
Total	$36,865

Other

The Company also has other non-cancellable contractual commitments, including minimum requirements with its third-party eCommerce fulfillment provider, corporate aircraft and technology-related commitments extending through 2020. The aggregate payments under these commitments were $17.9 million, $11.7 million and $8.7 million during fiscal 2016, 2015 and 2014, respectively. The aggregate amount of future minimum payments at January 28, 2017 is as follows (in thousands):

Fiscal Year
2017	$31,150
2018	61,736
2019	28,698
2020	1,145
2021	—
Thereafter	—
Total	$122,729

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of January 28, 2017 and January 30, 2016 are set forth in the table below:

	Level 1
Description	January 28, 2017	January 30, 2016
Assets:
Deferred compensation plan assets held in trust (1)	$64,512	$53,040
Total assets	$64,512	$53,040

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans (See Note 13).

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both January 28, 2017 and January 30, 2016.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the fiscal years ended January 28, 2017 and January 30, 2016. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during fiscal 2016 and fiscal 2015.

16. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2016 and 2015 is as follows (in thousands, except earnings per share data):

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net sales (1)	$1,660,343	$1,967,857	$1,810,347		$2,483,433
Gross profit (1)	495,797	597,378	552,843		719,764
Income from operations (1)	90,711	147,170	73,757		138,214
Net income	56,877	91,417	48,914	(2)	90,188	(3)
Earnings per common share:
Basic	$0.51	$0.82	$0.44		$0.82
Diluted (1)	$0.50	$0.82	$0.44		$0.81
Weighted average common shares outstanding:
Basic	112,105	111,272	110,607		110,397
Diluted	113,276	112,118	111,826		111,644

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net sales	$1,565,308	$1,822,979	$1,642,627		$2,240,051
Gross profit (1)	468,988	553,558	488,376		671,966
Income from operations (1)	101,912	148,407	77,081		207,794
Net income (1)	63,345	90,839	47,215	(4)	128,993
Earnings per common share:
Basic (1)	$0.54	$0.78	$0.41		$1.15
Diluted (1)	$0.53	$0.77	$0.41		$1.13
Weighted average common shares outstanding:
Basic	117,044	116,281	114,978		112,618
Diluted	118,906	117,805	116,506		113,960

(1)	Quarterly results for fiscal 2016 and 2015 do not add to full year results due to rounding.

(2)	Includes TSA integration costs of $4.7 million.

(3)
Includes inventory write-down in connection with the Company's implementation of its new merchandising strategy of $28.8 million, non-cash store asset impairment and store closing charges of $20.3 million, a non-cash asset impairment charge of $4.8 million and TSA / Golfsmith store conversion costs of $3.7 million.

(4)	Includes litigation settlement charge of $4.7 million.

17. Subsequent Event

On February 9, 2017, our Board of Directors declared a quarterly cash dividend in the amount of $0.17 per share of common stock and Class B common stock payable on March 31, 2017 to stockholders of record as of the close of business on March 10, 2017.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)

By: /s/ LEE J. BELITSKY
Lee J. Belitsky Executive Vice President – Chief Financial Officer
Date: March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 24, 2017

/s/ LEE J. BELITSKY Lee J. Belitsky	Executive Vice President – Chief Financial Officer (principal financial and accounting officer)	March 24, 2017

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 24, 2017

/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 24, 2017

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 24, 2017

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 24, 2017

/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 24, 2017

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 24, 2017

/s/ LARRY D. STONE Larry D. Stone	Director	March 24, 2017

/s/ ALLEN WEISS Allen Weiss	Director	March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dick's Sporting Goods, Inc.
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and for each of the three years in the period ended January 28, 2017, and the Company's internal control over financial reporting as of January 28, 2017, and have issued our reports thereon dated March 24, 2017; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 24, 2017

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2014
Inventory reserve	$20,113	$18,634	$(6,450)	$32,297
Allowance for doubtful accounts	3,109	4,712	(5,137)	2,684
Reserve for sales returns	4,406	408,546	(407,123)	5,829
Allowance for deferred tax assets	6,242	—	(634)	5,608
Fiscal 2015
Inventory reserve	$32,297	$10,761	$(6,436)	$36,622
Allowance for doubtful accounts	2,684	4,736	(4,693)	2,727
Reserve for sales returns	5,829	432,760	(430,835)	7,754
Allowance for deferred tax assets	5,608	—	(304)	5,304
Fiscal 2016
Inventory reserve	$36,622	$57,692	$(6,512)	$87,802
Allowance for doubtful accounts	2,727	4,834	(4,409)	3,152
Reserve for sales returns	7,754	449,666	(449,220)	8,200
Allowance for deferred tax assets	5,304	—	(587)	4,717

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.2	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
10.1*	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.2*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.3*	Form of Option Award entered into between Registrant and various executive officers, directors and employees under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
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
10.18
Lease Agreement originally dated June 25, 2007, for distribution center located in East Point, Georgia, between Duke Realty Limited Partnership and Registrant, as amended, supplemented or modified as of January 19, 2012
Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.19*	Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.20*	Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.21*	Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.22*	Form of Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 31, 2013
10.23
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
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on August 18, 2015
10.24*	Separation Agreement and General Release between the Company and Teri L. List-Stoll, Former Executive Vice President - Chief Financial Officer	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on November 21, 2016
10.25*	Offer Letter between the Company and Holly R. Tyson, Senior Vice President - Chief Human Resources Officer	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on November 21, 2016
10.26*	Offer Letter between the Company and Lee J. Belitsky, Executive Vice President - Chief Financial Officer	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on November 21, 2016

Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.27	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 24, 2017 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 24, 2017 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 24, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 24, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended January 28, 2017 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.