Form 10-Q
period 2017-04-29
DICKS SPORTING GOODS INC
filed 2017-05-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2017

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 19, 2017, was 87,769,733 and 24,710,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$1,825,252	$1,660,343
Cost of goods sold, including occupancy and distribution costs	1,283,387	1,164,546

GROSS PROFIT	541,865	495,797

Selling, general and administrative expenses	439,341	398,568
Pre-opening expenses	12,456	6,518

INCOME FROM OPERATIONS	90,068	90,711

Interest expense	1,264	1,131
Other income	(2,879)	(2,067)

INCOME BEFORE INCOME TAXES	91,683	91,647

Provision for income taxes	33,488	34,770

NET INCOME	$58,195	$56,877

EARNINGS PER COMMON SHARE:
Basic	$0.53	$0.51
Diluted	$0.52	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	110,441	112,105
Diluted	111,406	113,276

Cash dividend declared per share	$0.17000	$0.15125

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
NET INCOME	$58,195	$56,877
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(27)	92
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(27)	92
COMPREHENSIVE INCOME	$58,168	$56,969

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,400	$164,777	$92,493
Accounts receivable, net	85,918	75,199	111,973
Income taxes receivable	2,046	2,307	2,787
Inventories, net	1,916,508	1,638,632	1,742,948
Prepaid expenses and other current assets	141,744	114,763	120,477
Total current assets	2,254,616	1,995,678	2,070,678

Property and equipment, net	1,568,523	1,522,574	1,406,471
Intangible assets, net	139,447	140,835	109,053
Goodwill	245,059	245,059	200,594
Other assets:
Deferred income taxes	10,546	45,927	4,456
Other	114,533	108,223	87,115
Total other assets	125,079	154,150	91,571
TOTAL ASSETS	$4,332,724	$4,058,296	$3,878,367

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$930,291	$755,537	$778,977
Accrued expenses	356,478	384,210	328,177
Deferred revenue and other liabilities	183,949	203,788	162,365
Income taxes payable	43,117	53,234	13,201
Current portion of other long-term debt and leasing obligations	648	646	590
Total current liabilities	1,514,483	1,397,415	1,283,310
LONG-TERM LIABILITIES:
Revolving credit borrowings	92,450	—	157,600
Other long-term debt and leasing obligations	4,520	4,679	5,180
Deferred income taxes	4,544	—	15,390
Deferred revenue and other liabilities	755,903	726,713	612,754
Total long-term liabilities	857,417	731,392	790,924
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	858	856	870
Class B common stock	247	247	249
Additional paid-in capital	1,148,022	1,130,830	1,088,980
Retained earnings	1,993,426	1,956,066	1,776,782
Accumulated other comprehensive loss	(159)	(132)	(87)
Treasury stock, at cost	(1,181,570)	(1,158,378)	(1,062,661)
Total stockholders' equity	1,960,824	1,929,489	1,804,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,332,724	$4,058,296	$3,878,367

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2017	85,619,878	$856	24,710,870	$247	$1,130,830	$1,956,066	$(132)	$(1,158,378)	$1,929,489
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	—	—	(1,744)	—	—	(1,744)
Exercise of stock options	487,826	5	—	—	13,587	—	—	—	13,592
Restricted stock vested	329,408	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(112,803)	(1)	—	—	(5,539)	—	—	—	(5,540)
Net income	—	—	—	—	—	58,195	—	—	58,195
Stock-based compensation	—	—	—	—	9,147	—	—	—	9,147
Foreign currency translation adjustment, net of taxes of $16	—	—	—	—	—	—	(27)	—	(27)
Purchase of shares for treasury	(484,128)	(5)	—	—	—	—	—	(23,192)	(23,197)
Cash dividend declared	—	—	—	—	—	(19,091)	—	—	(19,091)
BALANCE, April 29, 2017	85,840,181	$858	24,710,870	$247	$1,148,022	$1,993,426	$(159)	$(1,181,570)	$1,960,824

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,195	$56,877
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	53,044	47,990
Deferred income taxes	39,925	10,645
Stock-based compensation	9,147	8,247
Other non-cash items	180	181
Changes in assets and liabilities:
Accounts receivable	1,993	(19,514)
Inventories	(277,876)	(215,761)
Prepaid expenses and other assets	(26,662)	(20,012)
Accounts payable	209,201	145,651
Accrued expenses	(21,533)	10,838
Income taxes payable / receivable	(9,856)	(16,412)
Deferred construction allowances	25,117	16,202
Deferred revenue and other liabilities	(24,403)	(17,393)
Net cash provided by operating activities	36,472	7,539
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(113,892)	(88,834)
Deposits and purchases of other assets	(2,344)	(8)
Net cash used in investing activities	(116,236)	(88,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	645,200	609,100
Revolving credit repayments	(552,750)	(451,500)
Payments on other long-term debt and leasing obligations	(157)	(143)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	13,592	15,743
Minimum tax withholding requirements	(5,540)	(6,281)
Cash paid for treasury stock	(23,197)	(50,000)
Cash dividend paid to stockholders	(19,287)	(17,613)
Decrease in bank overdraft	(34,447)	(44,538)
Net cash provided by financing activities	23,414	54,768
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(27)	92
NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,377)	(26,443)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,777	118,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,400	$92,493

Supplemental disclosure of cash flow information:
Accrued property and equipment	$57,834	$65,366
Cash paid for interest	$941	$825
Cash paid for income taxes	$3,948	$45,518

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2017 as filed with the Securities and Exchange Commission on March 24, 2017. Operating results for the 13 weeks ended April 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018 or any other period.

Recently Adopted Accounting Pronouncements

Income Taxes

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. The Company elected to early adopt ASU 2016-16, with modified retrospective application, through a cumulative effect adjustment to retained earnings during the first quarter of fiscal 2017. Accordingly, $1.7 million was reclassified out of prepaid expenses and other current assets resulting in a cumulative effect adjustment of $1.7 million within fiscal 2017 retained earnings on the Company’s Consolidated Balance Sheets and Consolidated Statement of Changes In Stockholders' Equity.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)". This update addresses eight specific cash flow topics with the objective of reducing the existing diversity in practice for certain aspects under Topic 230. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company elected to early adopt ASU 2016-15 during the first quarter of fiscal 2017. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017, on a prospective basis, and recorded an excess tax benefit of $0.9 million as a reduction of income tax expense during the 13 weeks ended April 29, 2017. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption of ASU 2016-09.

The Company adopted the provisions of ASU 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $7.7 million for the 13 weeks ended April 30, 2016. Additionally, employee taxes paid for shares withheld for income taxes are classified within financing activities on the Consolidated Statements of Cash Flows, which is consistent with the Company’s treatment prior to the adoption of ASU 2016-09.

Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This update requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted ASU 2015-11 during the first quarter of fiscal 2017, with prospective application. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting". This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment". This update modifies the concept of impairment and simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for interim or annual goodwill impairment tests during fiscal years beginning after December 15, 2019. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

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

In March 2016, April 2016, and December 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. These ASU's will most likely change the way the Company accounts for sales returns, our customer loyalty program, gift card breakage and certain other promotional programs. Based on current estimates, we do not expect the provisions of these ASU's to have a material impact on our consolidated financial statements. The Company is continuing to evaluate which transition approach it will utilize and the expected impact these standards will have on the Company's Consolidated Financial Statements upon adoption.

2.  Store Closings

The calculation of accrued store closing and relocation reserves primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted, risk-free rate of interest. The assumptions used in the calculation of the accrued store closing and relocation reserves are evaluated each quarter.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2017 and 2016 (in thousands):

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Accrued store closing and relocation reserves, beginning of period	$17,531	$11,702
Expense charged to earnings	132	688
Cash payments	(2,686)	(1,407)
Interest accretion and other changes in assumptions	662	50
Accrued store closing and relocation reserves, end of period	15,639	11,033
Less: current portion of accrued store closing and relocation reserves	(7,206)	(4,383)
Long-term portion of accrued store closing and relocation reserves	$8,433	$6,650

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net income	$58,195	$56,877

Weighted average common shares outstanding - basic	110,441	112,105
Dilutive effect of stock-based awards	965	1,171
Weighted average common shares outstanding - diluted	111,406	113,276

Earnings per common share - basic	$0.53	$0.51
Earnings per common share - diluted	$0.52	$0.50

Anti-dilutive stock-based awards excluded from diluted calculation	2,401	2,488

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of April 29, 2017 and January 28, 2017 are set forth in the table below (in thousands):

	Level 1
Description	April 29, 2017	January 28, 2017
Assets:
Deferred compensation plan assets held in trust (1)	$74,214	$64,512
Total assets	$74,214	$64,512

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both April 29, 2017 and January 28, 2017.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the 13 weeks ended April 29, 2017 or the fiscal year ended January 28, 2017. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during the 13 weeks ended April 29, 2017 or the fiscal year ended January 28, 2017.

5. Income Taxes

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Federal statutory rate	35.0%	35.0%
State tax, net of federal benefit	3.1%	3.6%
Valuation allowance	0.1%	—%
Stock-based compensation (1)	(1.0)%	—%
Other permanent items	(0.7)%	(0.7)%
Effective income tax rate	36.5%	37.9%

(1) Represents impact of ASU 2016-09. See Note 1.

6.  Subsequent Event

On May 11, 2017, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.17 per share of common stock and Class B common stock payable on June 30, 2017 to stockholders of record as of the close of business on June 9, 2017.

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

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2017 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail;

▪	Omni-channel growth and the continued transition to our eCommerce platform producing the anticipated benefits within the expected time-frame or at all;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings and new retail concept stores;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, data protection and privacy;

▪
Our relationships with our vendors or disruptions in our or our vendors' supply chains, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials or foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Product costs being adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Disruption of or other problems with our information systems;

▪	Our ability to attract, train, engage and retain qualified leaders and associates and the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Wage increases, which could adversely affect our financial results;

▪	Disruption at our distribution facilities or store support center;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

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

The foregoing and additional risk factors are described in more detail in other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 28, 2017, filed on March 24, 2017. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

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

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. Over the last five years the Company has grown from 486 Dick's Sporting Goods stores as of April 28, 2012 to 691 Dick's Sporting Goods stores as of April 29, 2017. We plan to reduce new store growth over the next few years, as we expect that announced store closings by other retailers will create a real estate environment that will allow us to open new stores in desirable locations on more favorable terms than in the current environment. The Company's eCommerce sales penetration to total net sales has increased from 3.0% to 9.3% for the year-to-date periods ended April 28, 2012 and April 29, 2017, respectively.

In recent years, the Company has innovated its eCommerce sites with enhancements in the customer experience, new releases of its mobile and tablet sites, and development of capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns that are consistent across the stores and eCommerce websites. Additionally, the Company transitioned to an insourced eCommerce platform during the first quarter of fiscal 2017. On average, approximately 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

The retail industry continues to pose challenges, and we have recently announced measures to better align our talent and financial resources with our planned investments in the Company’s digital capabilities, including Dick's Team Sports HQ, and the development of our private brands. Furthermore, the Company continues to assess the disruption and uncertainty in the sporting goods industry to identify the potential impact and opportunities arising from announced and anticipated closures of our competitors.

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

▪
Earnings before taxes – Our management views earnings before taxes as a key indicator of our performance. The key drivers of earnings before taxes are same store sales, gross profit, our ability to control selling, general and administrative expenses and our level of capital expenditures. Management also uses earnings before taxes as an indicator of operating results.

▪
Cash flows from operating activities – Cash flow generation supports the general operating needs of the Company and funds capital expenditures for its omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time to time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant cash flows from operating activities and proportionately higher net income levels in our fiscal fourth quarter in connection with the holiday selling season and sales of cold weather sporting goods and apparel. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources and Changes in Financial Condition" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the Securities and Exchange Commission on March 24, 2017, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended April 29, 2017.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $0.52 in the current quarter increased compared to earnings per diluted share of $0.50 during the first quarter of 2016. Net income in the current quarter totaled $58.2 million compared to $56.9 million during the first quarter of 2016.

▪
Net income in the current quarter includes $2.2 million, net of tax, or $0.02 per diluted share, of costs incurred by the Company to convert The Sports Authority ("TSA") stores to Dick's Sporting Goods stores.

▪	Net sales increased 9.9% to $1,825.3 million in the current quarter from $1,660.3 million during the first quarter of 2016.

▪
eCommerce sales penetration in the current quarter increased to 9.3% of total net sales compared to 9.2% during the first quarter of 2016, representing an increase of approximately 11% in eCommerce sales.

▪	In the first quarter of 2017, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.17 per share of common stock and Class B common stock.

▪	Repurchased approximately 0.5 million shares of common stock for $23.2 million.

▪	The following table summarizes store openings and closings for the periods indicated:

	13 Weeks Ended April 29, 2017			13 Weeks Ended April 30, 2016
	Dick's Sporting Goods	Specialty Store Concepts (1)	Total	Dick's Sporting Goods	Specialty Store Concepts (1)	Total
Beginning stores	676	121	797	644	97	741
Q1 New stores	15	10	25	3	2	5
Closed stores	—	1	1	—	—	—
Ending stores	691	130	821	647	99	746

Relocated stores	2	—	2	3	—	3

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

The following table presents for the periods indicated selected items in the unaudited Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in the percentage of net sales from the prior year's period. In addition, other data is provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2016-2017 (A)
	13 Weeks Ended
	April 29, 2017 (A)	April 30, 2016 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.31	70.14	17
Gross profit	29.69	29.86	(17)
Selling, general and administrative expenses (3)	24.07	24.01	6
Pre-opening expenses (4)	0.68	0.39	29
Income from operations	4.93	5.46	(53)
Interest expense	0.07	0.07	—
Other income	(0.16)	(0.12)	(4)
Income before income taxes	5.02	5.52	(50)
Provision for income taxes	1.83	2.09	(26)
Net income	3.19%	3.43%	(24)

Other Data:
Consolidated same store sales increase	2.4%	0.5%
Number of stores at end of period (5)	821	746
Total square feet at end of period (5)	40,270,917	36,958,657

(A)	Column does not add due to rounding.

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

(2)
Cost of goods sold includes: the cost of merchandise (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost and net realizable value); freight; distribution; shipping; and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.

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

13 Weeks Ended April 29, 2017 Compared to the 13 Weeks Ended April 30, 2016

Net Sales

Net sales increased 9.9% in the current quarter to $1,825.3 million from $1,660.3 million for the quarter ended April 30, 2016, due primarily to the growth of our store network and a 2.4% increase in consolidated same store sales. The 2.4% increase in consolidated same store sales contributed $38.5 million of the increase in net sales for the quarter ended April 29, 2017. The remaining $126.5 million increase in net sales was attributable to stores that are not yet included in the comparable store base. eCommerce sales penetration increased to 9.3% of total net sales during the current quarter compared to 9.2% of total net sales during the quarter ended April 30, 2016, representing an increase of approximately 11% in eCommerce sales.

The increase in consolidated same store sales was driven by broad-based increases across our hardlines, apparel and footwear categories, most notably the golf and athletic footwear categories. These gains were partially offset by declines in outdoor and electronics categories. The consolidated same store sales increase was driven by an increase in sales per transaction of approximately 1.6% and an increase in transactions of approximately 0.8%.

Income from Operations

Income from operations decreased to $90.1 million in the current quarter from $90.7 million for the quarter ended April 30, 2016.

Gross profit increased 9.3% to $541.9 million in the current quarter from $495.8 million for the quarter ended April 30, 2016, but decreased as a percentage of net sales by 17 basis points compared to the same period last year. Merchandise margins improved during the quarter but were more than offset by higher shipping and fulfillment costs. Occupancy costs increased $23.9 million in the current quarter from the quarter ended April 30, 2016. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a slightly higher rate than the 9.9% increase in net sales during the current quarter.

Selling, general and administrative expenses increased 10.2% to $439.3 million in the current quarter from $398.6 million for the quarter ended April 30, 2016, and increased as a percentage of net sales by six basis points. The deleverage was due primarily to higher store payroll costs for the Company's full-service footwear store initiative.

Pre-opening expenses increased to $12.5 million in the current quarter from $6.5 million for the quarter ended April 30, 2016. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current quarter includes $3.5 million of costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense for self-developed stores when we take possession of a site as opposed to when we commence occupancy under the lease term.

Income Taxes

The Company's effective tax rate decreased to 36.5% for the current quarter from 37.9% for the quarter ended April 30, 2016 primarily due to the tax benefit for certain share-based payments resulting from the adoption of ASU 2016-09.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company has a $1 billion revolving senior secured credit facility, including up to $150 million in the form of letters of credit (the "Credit Agreement"), in the event further liquidity is needed. Under the Credit Agreement, subject to the satisfaction of certain conditions, the Company may request an increase of up to $250 million in borrowing availability.

The Company's liquidity and capital needs have generally been met by cash from operating activities supplemented by borrowings from the Company's Credit Agreement as seasonally necessary. Cash flow from operations is seasonal in our business. The Company generally utilizes its Credit Agreement for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's largest borrowing activity occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

Liquidity information for the periods ended (dollars in thousands):

	April 29, 2017	April 30, 2016
Funds drawn on Credit Agreement	$645,200	$609,100
Number of days with outstanding borrowing balance on Credit Agreement	61 days	57 days
Maximum daily amount of outstanding borrowings under Credit Agreement	$152,800	$158,000

Liquidity information as of the periods ended (dollars in thousands):

	April 29, 2017	April 30, 2016
Outstanding borrowings under Credit Agreement	$92,450	$157,600
Cash and cash equivalents	$108,400	$92,493
Remaining borrowing capacity under Credit Agreement	$884,737	$827,769
Outstanding letters of credit under Credit Agreement	$22,813	$14,631

The Company intends to allocate capital to invest in its future growth, specifically growing its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – We expect capital expenditures to be approximately $350 million on a net basis, which includes tenant allowances provided by landlords, and approximately $465 million on a gross basis, in fiscal 2017. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. The Company also plans to continue to invest in continuously improving its supply chain and corporate information technology infrastructure. We plan to open approximately 49 new store sites, excluding seven former Golfsmith locations, and complete construction of our fifth distribution facility in fiscal 2017. We expect our new stores, as well as investments in our existing stores, to represent the majority of our total capital expenditures during fiscal 2017. The Company has a capital appropriations committee that approves all capital expenditures in excess of certain amounts and groups and prioritizes all capital projects among required, discretionary and strategic categories.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 13 weeks ended April 29, 2017, the Company repurchased approximately 0.5 million shares of its common stock for $23.2 million. Since the beginning of 2013, we have repurchased $981.8 million of common stock and have $18.2 million remaining under this authorization. On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue opportunistic repurchases of additional shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 13 weeks ended April 29, 2017, the Company paid $19.3 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

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

Changes in cash and cash equivalents are as follows (in thousands):

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$36,472	$7,539
Net cash used in investing activities	(116,236)	(88,842)
Net cash provided by financing activities	23,414	54,768
Effect of exchange rate changes on cash and cash equivalents	(27)	92
Net decrease in cash and cash equivalents	$(56,377)	$(26,443)

Operating Activities

Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes and stock-based compensation expense, as well as non-cash gains and losses on the disposal of the Company's assets. Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable and income taxes payable / receivable, as well as other working capital changes.

Cash provided by operating activities increased $28.9 million for the 13 weeks ended April 29, 2017 compared to the same period last year. The increase in cash provided by operating activities was due primarily to the timing of cash payments for income taxes, partially offset by a $7.6 million decrease in cash flows generated from changes in operating assets and liabilities period-over-period.

The decrease in operating assets and liabilities was due primarily to the following:

▪
Changes in accrued expenses decreased operating cash flows by $32.4 million compared to the prior year, primarily due to year-over-year changes in incentive compensation accruals and corresponding payments.

▪	Changes in accounts receivable increased operating cash flows by $21.5 million compared to the prior year, primarily due to timing of collections associated with vendor funded store initiatives.

Investing Activities

Cash used in investing activities increased $27.4 million for the 13 weeks ended April 29, 2017 compared to the same period last year primarily due to a $25.1 million increase in gross capital expenditures. The increase in gross capital expenditures was primarily driven by the timing and number of new store openings coupled with the construction of our fifth distribution facility.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Agreement. Cash provided by financing activities for the 13 weeks ended April 29, 2017 totaled $23.4 million compared to $54.8 million for the comparable period of the prior year. The Company had lower net Credit Agreement borrowings, partially offset by fewer share repurchases during the 13 weeks ended April 29, 2017 compared to the prior year period.

Event Subsequent to Quarter-end

On May 11, 2017, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.17 per share of common stock and Class B common stock payable on June 30, 2017 to stockholders of record as of the close of business on June 9, 2017.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of April 29, 2017 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of the Company's contractual obligations and other commercial commitments as of January 28, 2017, see the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the Securities and Exchange Commission on March 24, 2017. During the current quarter, there were no material changes with respect to these contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 24, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, April 29, 2017.

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

During the first quarter of fiscal 2017, the Company transitioned to an insourced eCommerce platform. As a result of the transition, the Company modified certain existing, and implemented new, control processes to adapt to changes for the new platform. The Company has taken the necessary steps to implement appropriate internal control over financial reporting as part of the transition to the eCommerce platform and will continue to evaluate and enhance the design and operating effectiveness of internal control over financial reporting, as necessary, during subsequent periods.

There were no other changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For a discussion of risk factors affecting the Company refer to Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended January 28, 2017, filed with the Securities and Exchange Commission on March 24, 2017. The discussion of risk factors sets forth the material risks that could affect the Company's financial condition and operations.

Reference is also made to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements" of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 29, 2017 to February 25, 2017	1,122	$51.72	—	$1,041,383,737
February 26, 2017 to April 1, 2017	484,529	$47.92	484,128	$1,018,186,736
April 2, 2017 to April 29, 2017	111,280	$49.07	—	$1,018,186,736
Total	596,931	$48.14	484,128

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 25, 2017 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
10.1*	Amendment to Registrant's Amended and Restated 2002 Stock and Incentive Plan	Filed herewith

10.2*	Amendment to Registrant's 2012 Stock and Incentive Plan	Filed herewith

10.3*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Filed herewith

10.4*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Filed herewith

10.5*	Form of Performance Share Award Agreement granted under Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 20, 2017

10.6*	Offer Letter between the Company and Keri Jones, Executive Vice President - Chief Merchant	Filed herewith

31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 25, 2017 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 25, 2017 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 25, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 25, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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