Form 10-Q
period 2017-07-29
DICKS SPORTING GOODS INC
filed 2017-08-24
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2017

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 18, 2017, was 84,655,449 and 24,710,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$2,156,911	$1,967,857	$3,982,164	$3,628,200
Cost of goods sold, including occupancy and distribution costs	1,519,689	1,370,479	2,803,076	2,535,025

GROSS PROFIT	637,222	597,378	1,179,088	1,093,175

Selling, general and administrative expenses	470,267	441,721	909,608	840,289
Pre-opening expenses	7,765	8,487	20,221	15,006

INCOME FROM OPERATIONS	159,190	147,170	249,259	237,880

Interest expense	2,216	1,618	3,480	2,749
Other income	(14,470)	(1,930)	(17,348)	(3,997)

INCOME BEFORE INCOME TAXES	171,444	147,482	263,127	239,128

Provision for income taxes	59,059	56,065	92,547	90,834

NET INCOME	$112,385	$91,417	$170,580	$148,294

EARNINGS PER COMMON SHARE:
Basic	$1.04	$0.82	$1.56	$1.33
Diluted	$1.03	$0.82	$1.55	$1.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	108,175	111,272	109,308	111,688
Diluted	108,679	112,118	110,043	112,697

Cash dividends declared per share	$0.17000	$0.15125	$0.34000	$0.30250

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
NET INCOME	$112,385	$91,417	$170,580	$148,294
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	81	(38)	54	54
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	81	(38)	54	54
COMPREHENSIVE INCOME	$112,466	$91,379	$170,634	$148,348

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,615	$164,777	$112,325
Accounts receivable, net	86,355	75,199	144,458
Income taxes receivable	11,401	2,307	2,187
Inventories, net	1,917,912	1,638,632	1,715,530
Prepaid expenses and other current assets	130,001	114,763	110,269
Total current assets	2,277,284	1,995,678	2,084,769

Property and equipment, net	1,611,834	1,522,574	1,475,797
Intangible assets, net	137,920	140,835	130,062
Goodwill	245,126	245,059	200,594
Other assets:
Deferred income taxes	11,129	45,927	4,805
Other	112,018	108,223	91,639
Total other assets	123,147	154,150	96,444
TOTAL ASSETS	$4,395,311	$4,058,296	$3,987,666

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$968,396	$755,537	$790,217
Accrued expenses	365,680	384,210	359,607
Deferred revenue and other liabilities	174,758	203,788	153,926
Income taxes payable	—	53,234	11,249
Current portion of other long-term debt and leasing obligations	666	646	612
Total current liabilities	1,509,500	1,397,415	1,315,611
LONG-TERM LIABILITIES:
Revolving credit borrowings	186,800	—	152,000
Other long-term debt and leasing obligations	4,343	4,679	5,013
Deferred income taxes	3,531	—	14,486
Deferred revenue and other liabilities	769,877	726,713	670,956
Total long-term liabilities	964,551	731,392	842,455
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	825	856	857
Class B common stock	247	247	249
Additional paid-in capital	1,157,480	1,130,830	1,097,205
Retained earnings	2,087,318	1,956,066	1,851,064
Accumulated other comprehensive loss	(78)	(132)	(125)
Treasury stock, at cost	(1,324,532)	(1,158,378)	(1,119,650)
Total stockholders' equity	1,921,260	1,929,489	1,829,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,395,311	$4,058,296	$3,987,666

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2017	85,619,878	$856	24,710,870	$247	$1,130,830	$1,956,066	$(132)	$(1,158,378)	$1,929,489
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	—	—	(1,744)	—	—	(1,744)
Exercise of stock options	572,397	6	—	—	16,284	—	—	—	16,290
Restricted stock vested	337,956	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(115,476)	(1)	—	—	(5,659)	—	—	—	(5,660)
Net income	—	—	—	—	—	170,580	—	—	170,580
Stock-based compensation	—	—	—	—	16,029	—	—	—	16,029
Foreign currency translation adjustment, net of taxes of $32	—	—	—	—	—	—	54	—	54
Purchase of shares for treasury	(3,925,162)	(40)	—	—	—	—	—	(166,154)	(166,194)
Cash dividends declared	—	—	—	—	—	(37,584)	—	—	(37,584)
BALANCE, July 29, 2017	82,489,593	$825	24,710,870	$247	$1,157,480	$2,087,318	$(78)	$(1,324,532)	$1,921,260

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,580	$148,294
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	109,085	96,531
Deferred income taxes	38,262	9,392
Stock-based compensation	16,029	16,593
Other non-cash items	361	361
Changes in assets and liabilities:
Accounts receivable	(7,748)	(40,765)
Inventories	(279,280)	(188,343)
Prepaid expenses and other assets	(12,986)	(9,162)
Accounts payable	245,909	137,362
Accrued expenses	(2,785)	33,261
Income taxes payable / receivable	(62,328)	(17,781)
Deferred construction allowances	63,889	68,311
Deferred revenue and other liabilities	(34,496)	(23,427)
Net cash provided by operating activities	244,492	230,627
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(235,713)	(208,449)
Deposits and purchases of other assets	(2,344)	(23,412)
Net cash used in investing activities	(238,057)	(231,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,748,700	1,183,000
Revolving credit repayments	(1,561,900)	(1,031,000)
Payments on other long-term debt and leasing obligations	(316)	(288)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	16,290	15,978
Minimum tax withholding requirements	(5,660)	(6,619)
Cash paid for treasury stock	(166,194)	(107,003)
Cash dividends paid to stockholders	(37,521)	(34,490)
Decrease in bank overdraft	(33,050)	(25,009)
Net cash used in financing activities	(39,651)	(5,431)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54	54
NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,162)	(6,611)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,777	118,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,615	$112,325

Supplemental disclosure of cash flow information:
Accrued property and equipment	$57,307	$78,985
Cash paid for interest	$2,799	$2,104
Cash paid for income taxes	$118,968	$103,985

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream, and Dick's Team Sports HQ. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2017 as filed with the Securities and Exchange Commission on March 24, 2017. Operating results for the 13 and 26 weeks ended July 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018 or any other period.

Recently Adopted Accounting Pronouncements

Income Taxes

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". This update requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted as of the beginning of the interim or annual reporting period. The Company elected to early adopt ASU 2016-16, with modified retrospective application, through a cumulative effect adjustment to retained earnings during the first quarter of fiscal 2017. Accordingly, $1.7 million was reclassified out of prepaid expenses and other current assets resulting in a cumulative effect adjustment of $1.7 million within fiscal 2017 retained earnings on the Company's Consolidated Balance Sheets and Consolidated Statement of Changes In Stockholders' Equity.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017, on a prospective basis. The Company recorded an excess tax (deficiency) benefit during the 13 and 26 weeks ended July 29, 2017 of $(0.1) million and $0.8 million, respectively. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption of ASU 2016-09.

The Company adopted the provisions of ASU 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $7.7 million for the 26 weeks ended July 30, 2016. Additionally, employee taxes paid for shares withheld for income taxes are classified within financing activities on the Consolidated Statements of Cash Flows, which is consistent with the Company's treatment prior to the adoption of ASU 2016-09.

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

Recently Issued Accounting Pronouncements

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment". This update modifies the concept of impairment and simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for interim or annual goodwill impairment tests during fiscal years beginning after December 15, 2019. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

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

In March 2016, April 2016, and December 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. These ASU's will most likely change the way the Company accounts for sales returns, our customer loyalty program, gift card breakage and certain other promotional programs. However, based on current estimates we do not expect the provisions of these ASU's to have a material impact on our consolidated financial statements. The Company is continuing to evaluate which transition approach it will utilize and the impact these standards will have on the Company's Consolidated Financial Statements upon adoption.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2017 and 2016 (in thousands):

	26 Weeks Ended
	July 29, 2017	July 30, 2016
Accrued store closing and relocation reserves, beginning of period	$17,531	$11,702
Expense charged to earnings	170	852
Cash payments	(4,906)	(2,815)
Interest accretion and other changes in assumptions	777	(456)
Accrued store closing and relocation reserves, end of period	13,572	9,283
Less: current portion of accrued store closing and relocation reserves	(5,902)	(3,483)
Long-term portion of accrued store closing and relocation reserves	$7,670	$5,800

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$112,385	$91,417	$170,580	$148,294

Weighted average common shares outstanding - basic	108,175	111,272	109,308	111,688
Dilutive effect of stock-based awards	504	846	735	1,009
Weighted average common shares outstanding - diluted	108,679	112,118	110,043	112,697

Earnings per common share - basic	$1.04	$0.82	$1.56	$1.33
Earnings per common share - diluted	$1.03	$0.82	$1.55	$1.32

Anti-dilutive stock-based awards excluded from diluted calculation	4,164	2,978	3,282	2,733

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of July 29, 2017 and January 28, 2017 are set forth in the table below (in thousands):

	Level 1
Description	July 29, 2017	January 28, 2017
Assets:
Deferred compensation plan assets held in trust (1)	$73,870	$64,512
Total assets	$73,870	$64,512

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both July 29, 2017 and January 28, 2017.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the 26 weeks ended July 29, 2017 or the fiscal year ended January 28, 2017. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during the 26 weeks ended July 29, 2017 or the fiscal year ended January 28, 2017.

5.  Subsequent Events

Revolving Credit Agreement – On August 9, 2017, the Company amended its then existing $1 billion senior secured revolving credit agreement to, among other things, (i) increase the aggregate commitments under the agreement to $1.25 billion, including up to $150 million in the form of letters of credit, (ii) extend the maturity date to August 9, 2022, and (iii) provide for a $350 million accordion, (which is subject to the satisfaction of certain conditions) ("the Amended Credit Agreement").

The Amended Credit Agreement is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The annual interest rates applicable to loans under the Amended Credit Agreement are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

The Amended Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Amended Credit Agreement also contains certain covenants that could within specific predefined circumstances limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; and consolidate, merge or transfer all or substantially all of the Company's assets. Other than in certain limited conditions, the Company is permitted to pay dividends and repurchase shares pursuant to its stock repurchase program.

Dividend – On August 10, 2017, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.17 per share of common stock and Class B common stock payable on September 29, 2017 to stockholders of record as of the close of business on September 8, 2017.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset Acquisition – On August 18, 2017, the Company agreed to acquire from EWS II, LLC, an entity owned by the Company's Chairman & Chief Executive Officer ("EWS"), the rights and obligations relating to the purchase of an aircraft by EWS from Gulfstream Aerospace Corporation ("Gulfstream"). The Company and EWS entered into an arrangement, pursuant to which the Company agreed to reimburse $62.8 million to EWS for principal payments previously made to Gulfstream for the aircraft purchase and for interest incurred in connection with the financing of the aircraft purchase and agreed to fund the final aircraft purchase price payment of $4.0 million to Gulfstream. This aircraft will replace an aircraft that came off lease earlier this year and an aircraft that the Company has recently put up for sale.

The Company financed the purchase of the aircraft discussed above through a loan with Bank of America Leasing & Capital, LLC ("BOA") with a fixed interest rate of 3.41% payable in increments through December 2024 with a balloon payment of $29.3 million (the "BOA Loan"). The BOA Loan may be prepaid in full provided that the prepayment includes all accrued interest and a prepayment fee equal to 1% of the unpaid balance during the first year of the BOA Loan or a prepayment fee equal to 0.5% of the unpaid balance during the second year of the BOA Loan. No prepayment fee is required after the completion of the second year of the BOA Loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our current expectations; growth strategies, including our plans to open new stores; the operation and continued development of our own eCommerce platform, and the enhancement of the Company's digital capabilities; plans to grow our private brand business; driving market share through aggressive marketing and promotional efforts; projections of our future profitability; streamlining the Company's vendor base and implementing the Company's new merchandising strategy; the construction of a new distribution center; future results of operations; the effect of proposed changes in corporate income tax laws or tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; and our future financial condition.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2017 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;

▪	Omni-channel growth and the continued transition to our eCommerce platform producing the anticipated benefits within the expected time-frame or at all;

▪	Disruptions or other problems with our eCommerce platform, including issues caused by high volumes of users or transactions, or our information systems;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	The streamlining of the Company's vendor base and execution of the Company's merchandising strategy not producing the anticipated benefits within the expected time-frame or at all;

▪Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings and new retail concept stores;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, tax, labor, data protection and privacy;

▪
Our relationships with our vendors or disruptions in our or our vendors' supply chains, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials or foreign political instability;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Product costs being adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Wage increases, which could adversely affect our financial results;

▪	Disruption at our distribution facilities or customer support center;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

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

OVERVIEW

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communications and live scorekeeping, custom uniforms and FanWear and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. Over the last five years the Company has grown from 490 Dick's Sporting Goods stores as of July 28, 2012 to 704 Dick's Sporting Goods stores as of July 29, 2017. We plan to reduce new store growth over the next few years, as we expect that announced store closings by other retailers will create a real estate environment that will allow us to open new stores in desirable locations on more favorable terms than in the current environment. The Company's eCommerce sales penetration to total net sales has increased from 2.9% to 9.2% for the year-to-date periods ended July 28, 2012 and July 29, 2017, respectively.

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

The sporting goods industry and the retail industry as a whole continue to pose challenges. Traditional competitors and vendors have become increasingly promotional, vendors have broadened their distribution channels, and sales within the hunting category are declining. We expect these conditions to continue through at least the remainder of the year. In response, the Company plans to increase promotional activities to drive market share to its stores and online, which we expect will have a negative impact on gross profit margin through at least the remainder of the year. We also recently announced measures to better align our talent and financial resources with our planned investments in the Company's digital capabilities, including Dick's Team Sports HQ, and the development of our private brands. Furthermore, the Company continues to assess the disruption and uncertainty in the sporting goods industry to identify the potential impact and opportunities arising from announced closures of stores by our competitors.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the Securities and Exchange Commission on March 24, 2017, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended July 29, 2017.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $1.03 in the current quarter increased 25.6% compared to earnings per diluted share of $0.82 during the second quarter of 2016. Net income in the current quarter totaled $112.4 million compared to $91.4 million during the second quarter of 2016.

▪
Net income in the current quarter includes $12.0 million, net of tax, or $0.11 per diluted share, of income related to a contract termination payment and charges of $4.4 million, net of tax, or $0.04 per diluted share, related to a corporate restructuring.

▪	Net sales increased 9.6% to $2,156.9 million in the current quarter from $1,967.9 million during the second quarter of 2016.

▪
eCommerce sales penetration in the current quarter increased to 9.2% of total net sales compared to 8.5% during the second quarter of 2016, representing an increase of approximately 19% in eCommerce sales.

▪	In the second quarter of 2017, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.17 per share of common stock and Class B common stock.

▪	Repurchased approximately 3.4 million shares of common stock for $143.0 million.

▪	The following table summarizes store openings and closings for the periods indicated:

	26 Weeks Ended July 29, 2017			26 Weeks Ended July 30, 2016
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	676	121	797	644	97	741
Q1 New stores	15	10	25	3	2	5
Q2 New stores	13	—	13	5	—	5
Closed stores	—	2	2	3	1	4
Ending stores	704	129	833	649	98	747

Relocated stores	2	—	2	5	—	5

(1)
Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores. In some markets, we operate Dick's Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a "combo store" and include combo store openings within both the Dick's Sporting Goods and specialty concept store reconciliations, as applicable.

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2016-2017 (A)
	13 Weeks Ended
	July 29, 2017	July 30, 2016 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.46	69.64	82
Gross profit	29.54	30.36	(82)
Selling, general and administrative expenses (3)	21.80	22.45	(65)
Pre-opening expenses (4)	0.36	0.43	(7)
Income from operations	7.38	7.48	(10)
Interest expense	0.10	0.08	2
Other income	(0.67)	(0.10)	(57)
Income before income taxes	7.95	7.49	46
Provision for income taxes	2.74	2.85	(11)
Net income	5.21%	4.65%	56

Other Data:
Consolidated same store sales increase	0.1%	2.8%
Number of stores at end of period (5)	833	747
Total square feet at end of period (5)	40,871,251	37,067,454

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2016-2017 (A)
	26 Weeks Ended
	July 29, 2017 (A)	July 30, 2016
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.39	69.87	52
Gross profit	29.61	30.13	(52)
Selling, general and administrative expenses (3)	22.84	23.16	(32)
Pre-opening expenses (4)	0.51	0.41	10
Income from operations	6.26	6.56	(30)
Interest expense	0.09	0.08	1
Other income	(0.44)	(0.11)	(33)
Income before income taxes	6.61	6.59	2
Provision for income taxes	2.32	2.50	(18)
Net income	4.28%	4.09%	19

Other Data:
Consolidated same store sales increase	1.1%	1.7%
Number of stores at end of period (5)	833	747
Total square feet at end of period (5)	40,871,251	37,067,454

(A)	Column does not add due to rounding.

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

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, operating costs associated with the Company's internal eCommerce platform, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's corporate headquarters.

(4)
Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening.

(5)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and other specialty concept stores.

13 Weeks Ended July 29, 2017 Compared to the 13 Weeks Ended July 30, 2016

Net Sales

Net sales increased 9.6% in the current quarter to $2,156.9 million from $1,967.9 million for the quarter ended July 30, 2016, due primarily to the growth of our store network and a 0.1% increase in consolidated same store sales. The 0.1% increase in consolidated same store sales contributed $1.7 million of the increase in net sales for the quarter ended July 29, 2017. The remaining $187.3 million increase in net sales was attributable to stores that are not yet included in the comparable store base. eCommerce sales penetration increased to 9.2% of total net sales during the current quarter compared to 8.5% of total net sales during the quarter ended July 30, 2016, representing an increase of approximately 19% in eCommerce sales.

The increase in consolidated same store sales was driven by the golf and footwear categories, partially offset by declines in lodge hunting, licensed, athletic apparel and electronics categories. Consolidated same store sales results for the current quarter reflect an increase in sales per transaction of approximately 2.1%, partially offset by a decrease in transactions of approximately 2.0%.

Income from Operations

Income from operations increased to $159.2 million in the current quarter from $147.2 million for the quarter ended July 30, 2016.

Gross profit increased 6.7% to $637.2 million in the current quarter from $597.4 million for the quarter ended July 30, 2016, but decreased as a percentage of net sales by 82 basis points compared to the same period last year. The decrease in gross profit as a percentage of net sales resulted from occupancy deleverage, lower merchandise margins, as the retail marketplace became highly promotional, and higher shipping and fulfillment costs. Occupancy costs increased $28.8 million in the current quarter from the quarter ended July 30, 2016. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 9.6% increase in net sales during the current quarter.

Selling, general and administrative expenses increased 6.5% to $470.3 million in the current quarter from $441.7 million for the quarter ended July 30, 2016, but decreased as a percentage of net sales by 65 basis points primarily driven by our new eCommerce operating model, lower administrative payroll and incentive compensation costs and expense reduction initiatives.

The current quarter also includes corporate restructuring charges totaling $7.1 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales by 33 basis points.

Pre-opening expenses decreased to $7.8 million in the current quarter from $8.5 million for the quarter ended July 30, 2016. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense for self-developed stores when we take possession of a site as opposed to when we commence occupancy under the lease term.

Other Income

Other income increased to $14.5 million in the current quarter compared to $1.9 million for the quarter ended July 30, 2016. The current quarter includes $12.0 million related to the receipt of a contract termination payment.

Income Taxes

The Company's effective tax rate decreased to 34.4% for the current quarter from 38.0% for the quarter ended July 30, 2016. The decrease is primarily due to the utilization of net capital loss carryforwards totaling $12.0 million that were previously subject to a valuation allowance.

26 Weeks Ended July 29, 2017 Compared to the 26 Weeks Ended July 30, 2016

Net Sales

Net sales increased 9.8% in the current period to $3,982.2 million from $3,628.2 million for the period ended July 30, 2016, due primarily to the growth of our store network and a 1.1% increase in consolidated same store sales. The 1.1% increase in consolidated same store sales contributed $40.2 million of the increase in net sales for the period ended July 29, 2017. The remaining $313.8 million increase in net sales was attributable to new stores. eCommerce sales penetration was 9.2% of total net sales during the current period compared to 8.8% of total net sales during the period ended July 30, 2016, representing an increase of approximately 15% in eCommerce sales.

The increase in consolidated same store sales was driven by the golf and footwear categories, partially offset by declines in lodge hunting, licensed and electronics categories. Consolidated same store sales results for the current period reflect an increase in sales per transaction of approximately 1.8%, partially offset by a decrease in transactions of approximately 0.7%.

Income from Operations

Income from operations increased to $249.3 million in the current period from $237.9 million for the period ended July 30, 2016.

Gross profit increased 7.9% to $1,179.1 million for the current period from $1,093.2 million for the period ended July 30, 2016, but decreased as a percentage of net sales by 52 basis points compared to the same period last year. The decrease in gross profit as a percentage of net sales resulted from occupancy deleverage, lower merchandise margins and higher shipping and fulfillment costs. Occupancy costs increased $52.7 million in the current period from the period ended July 30, 2016. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 9.8% increase in net sales during the current period.

Selling, general and administrative expenses increased 8.2% to $909.6 million in the current period from $840.3 million for the period ended July 30, 2016, but decreased as a percentage of net sales by 32 basis points primarily driven by our new eCommerce operating model, lower administrative payroll and incentive compensation costs and expense reduction initiatives. The current period also includes corporate restructuring charges totaling $7.1 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales by 18 basis points.

Pre-opening expenses increased to $20.2 million in the current period from $15.0 million for the period ended July 30, 2016. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current period includes $3.5 million of costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense for self-developed stores when we take possession of a site as opposed to when we commence occupancy under the lease term.

Other Income

Other income increased to $17.3 million in the current period compared to $4.0 million of income for the period ended July 30, 2016. The current period includes $12.0 million related to the receipt of a contract termination payment.

Income Taxes

The Company's effective tax rate decreased to 35.2% for the current period from 38.0% for the same period last year. The decrease is primarily due to the utilization of net capital loss carryforwards totaling $12.0 million that were previously subject to a valuation allowance, as well as the adoption of Accounting Standard Update 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Refer to Note 1 to the unaudited Consolidated Financial Statements for additional information on the adoption of the accounting standard.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

On August 9, 2017, the Company amended its then existing $1 billion senior secured revolving credit facility (the "Credit Agreement") to increase the facility to $1.25 billion, including up to $150 million in the form of letters of credit, and extend the maturity date to August 9, 2022 (the "Amended Credit Agreement"). Under the Amended Credit Agreement, which is further described within Note 5 to the unaudited Consolidated Financial Statements, subject to satisfaction of certain conditions, the Company may request an increase of up to $350 million in additional borrowing availability in excess of the stated facility amount.

The Company's liquidity and capital needs have generally been met by cash from operating activities supplemented by borrowings from the Company's revolving credit facility as seasonally necessary. Cash flow from operations is seasonal in our business. The Company generally utilizes its revolving credit facility for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's largest borrowing activity occurring during its third quarter as the Company increases inventory in advance of the holiday selling season.

Liquidity information for the year-to-date periods ended (dollars in thousands):

	July 29, 2017	July 30, 2016
Funds drawn on Credit Agreement	$1,748,700	$1,183,000
Number of days with outstanding borrowing balance on Credit Agreement	124 days	120 days
Maximum daily amount of outstanding borrowings under Credit Agreement	$391,200	$278,000

Liquidity information as of the periods ended (dollars in thousands):

	July 29, 2017	July 30, 2016
Outstanding borrowings under Credit Agreement	$186,800	$152,000
Cash and cash equivalents	$131,615	$112,325
Remaining borrowing capacity under Credit Agreement	$790,387	$833,369
Outstanding letters of credit under Credit Agreement	$22,813	$14,631

The Company intends to allocate capital to invest in its future growth, specifically growing its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – We expect fiscal 2017 capital expenditures to be approximately $400 million on a net basis, which includes tenant allowances provided by landlords, and approximately $515 million on a gross basis. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. The Company also plans to continue to invest in continuously improving its supply chain and corporate information technology infrastructure. We plan to open approximately 49 new store sites, excluding seven former Golfsmith locations, and complete construction of our fifth distribution facility in fiscal 2017. We expect our new stores, as well as investments in our existing stores and fifth distribution facility, to represent the majority of our total capital expenditures during fiscal 2017.

Share repurchases – On March 7, 2013, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. On March 16, 2016, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. During the 26 weeks ended July 29, 2017, the Company repurchased approximately 3.9 million shares of its common stock for $166.2 million. Since the beginning of fiscal 2013, the Company has repurchased approximately $1,125 million of its common stock, and has approximately $875 million remaining under its authorization that extends through 2021. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue opportunistic repurchases of additional shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 26 weeks ended July 29, 2017, the Company paid $37.5 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

The Company currently believes cash flows generated by operations and funds available under its Amended Credit Agreement will be sufficient to satisfy capital requirements, including planned capital expenditures, share repurchases and quarterly dividend payments to its stockholders through fiscal 2017. The Company may require additional funding should the Company pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of those presently planned.

Changes in cash and cash equivalents are as follows (in thousands):

	26 Weeks Ended
	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$244,492	$230,627
Net cash used in investing activities	(238,057)	(231,861)
Net cash used in financing activities	(39,651)	(5,431)
Effect of exchange rate changes on cash and cash equivalents	54	54
Net decrease in cash and cash equivalents	$(33,162)	$(6,611)

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

Cash provided by operating activities increased $13.9 million for the 26 weeks ended July 29, 2017 compared to the same period last year. The increase in cash provided by operating activities was due primarily to an increase in net income, partially offset by the timing of cash payments for income taxes and a $4.7 million decrease in cash flows generated from changes in operating assets and liabilities period-over-period, excluding the timing impact of cash payments for income taxes.

The decrease in operating assets and liabilities was due primarily to the following:

▪
Changes in accrued expenses decreased operating cash flows by $36.0 million compared to the prior year, primarily due to year-over-year changes in incentive compensation accruals and corresponding payments.

▪	Changes in accounts receivable increased operating cash flows by $33.0 million compared to the prior year, primarily due to timing of collections associated with vendor funded store initiatives.

Investing Activities

Cash used in investing activities increased $6.2 million for the 26 weeks ended July 29, 2017 compared to the same period last year primarily due to a $27.3 million increase in gross capital expenditures. The increase in gross capital expenditures was primarily driven by the timing and number of new store openings coupled with the construction of our fifth distribution facility.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Agreement. Cash used in financing activities for the 26 weeks ended July 29, 2017 totaled $39.7 million compared to $5.4 million for the comparable period of the prior year. The Company had more share repurchases partially offset by higher net Credit Agreement borrowings during the 26 weeks ended July 29, 2017 compared to the prior year period.

Events Subsequent to Quarter-end

Revolving Credit Agreement – On August 9, 2017, the Company amended its then existing $1 billion senior secured revolving credit agreement to, among other things, (i) increase the aggregate commitments under the agreement to $1.25 billion, including up to $150 million in the form of letters of credit, (ii) extend the maturity date to August 9, 2022, and (iii) provide for a $350 million accordion, (which is subject to the satisfaction of certain conditions) ("the Amended Credit Agreement").

Dividend – On August 10, 2017, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.17 per share of common stock and Class B common stock payable on September 29, 2017 to stockholders of record as of the close of business on September 8, 2017.

Asset Acquisition – On August 18, 2017, the Company agreed to acquire from EWS II, LLC, an entity owned by the Company's Chairman & Chief Executive Officer ("EWS"), the rights and obligations relating to the purchase of an aircraft by EWS from Gulfstream Aerospace Corporation ("Gulfstream"). The Company and EWS entered into an arrangement, pursuant to which the Company agreed to reimburse $62.8 million to EWS for principal payments previously made to Gulfstream for the aircraft purchase and for interest incurred in connection with the financing of the aircraft purchase and agreed to fund the final aircraft purchase price payment of $4.0 million to Gulfstream. This aircraft will replace an aircraft that came off lease earlier this year and an aircraft that the Company has recently put up for sale.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of July 29, 2017 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements has, or is reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2017, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, July 29, 2017.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various proceedings that are incidental to the normal course of its business. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 30, 2017 to May 27, 2017	2,395,471	$41.33	2,394,344	$919,228,458
May 28, 2017 to July 1, 2017	1,047,668	$42.07	1,046,690	$875,189,729
July 2, 2017 to July 29, 2017	568	$39.98	—	$875,189,729
Total	3,443,707	$41.56	3,441,034

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)
Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase programs, separately authorized by the Board of Directors on March 7, 2013 and March 16, 2016. The Company fully utilized the amount authorized under the 2013 program during the second quarter of 2017.

ITEM 5.  OTHER INFORMATION

Consulting Arrangement – As previously announced, André J. Hawaux will be retiring as the Executive Vice President - Chief Operating Officer.  On August 18, 2017, the Company entered into an oral agreement with Mr. Hawaux, pursuant to which he will continue to serve the Company in a consulting role through the first quarter of the 2018 fiscal year, performing services on an as-needed basis, for fees to be mutually agreed upon at the time of the project or assignment.

Asset Acquisition – The Company and EWS entered into an arrangement, pursuant to which the Company agreed to reimburse $62.8 million to EWS for principal payments previously made to Gulfstream for the aircraft purchase and for interest previously incurred in connection with the financing of the aircraft purchase and agreed to fund the final aircraft purchase price payment of $4.0 million to Gulfstream. This aircraft will replace an aircraft that came off lease earlier this year and an aircraft that the Company has recently put up for sale.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 26 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 24, 2017 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
10.1
Joinder, Waiver, Consent and First Amendment to the Credit Agreement, dated July 22, 2016 by and among Dick's Merchandising & Supply Chain, Inc., as the new Borrower; Dick's Sporting Goods, Inc., as Borrower; the Guarantors party thereto; Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Letter of Credit Issuer and Swing Line Lender; and other Lenders party thereto
Filed herewith

10.2
Second Amendment to the Credit Agreement, dated August 9, 2017, by and among Dick's Sporting Goods, Inc. and Dick's Merchandising & Supply Chain, Inc., as Borrowers; the Guarantors party thereto; Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Letter of Credit Issuer and Swing Line Lender; and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on August 15, 2017

10.3
Joinder Agreement, dated August 23, 2017 by and among DSG Finance, LLC, as the new Guarantor; the other Loan Parties thereto; Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; and the Lenders party thereto
Filed herewith

10.4*	Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan (As Amended and Restated)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 8, 2017

31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 24, 2017 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 24, 2017 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 24, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 24, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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