Form 10-Q
period 2017-10-28
DICKS SPORTING GOODS INC
filed 2017-11-22
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2017

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 16, 2017, was 82,693,760 and 24,710,870, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$1,944,187	$1,810,347	$5,926,350	$5,438,548
Cost of goods sold, including occupancy and distribution costs	1,410,067	1,257,504	4,213,143	3,792,529

GROSS PROFIT	534,120	552,843	1,713,207	1,646,019

Selling, general and administrative expenses	475,899	459,782	1,385,506	1,300,071
Pre-opening expenses	8,220	19,304	28,441	34,309

INCOME FROM OPERATIONS	50,001	73,757	299,260	311,639

Interest expense	2,839	1,265	6,319	4,014
Other income	(10,768)	(3,778)	(28,117)	(7,775)

INCOME BEFORE INCOME TAXES	57,930	76,270	321,058	315,400

Provision for income taxes	21,017	27,356	113,564	118,192

NET INCOME	$36,913	$48,914	$207,494	$197,208

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.44	$1.92	$1.77
Diluted	$0.35	$0.44	$1.91	$1.75

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	105,466	110,607	108,027	111,328
Diluted	105,814	111,826	108,633	112,407

Cash dividends declared per share	$0.17000	$0.15125	$0.51000	$0.45375

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
NET INCOME	$36,913	$48,914	$207,494	$197,208
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(7)	(22)	47	32
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(7)	(22)	47	32
COMPREHENSIVE INCOME	$36,906	$48,892	$207,541	$197,240

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,815	$164,777	$85,408
Accounts receivable, net	88,979	75,199	121,189
Income taxes receivable	72,911	2,307	32,583
Inventories, net	2,178,495	1,638,632	2,092,402
Prepaid expenses and other current assets	129,876	114,763	112,523
Total current assets	2,582,076	1,995,678	2,444,105

Property and equipment, net	1,679,872	1,522,574	1,492,274
Intangible assets, net	144,896	140,835	137,155
Goodwill	245,126	245,059	200,594
Other assets:
Deferred income taxes	10,425	45,927	5,345
Other	122,519	108,223	102,733
Total other assets	132,944	154,150	108,078
TOTAL ASSETS	$4,784,914	$4,058,296	$4,382,206

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,061,776	$755,537	$1,031,587
Accrued expenses	378,477	384,210	375,553
Deferred revenue and other liabilities	161,193	203,788	146,585
Income taxes payable	488	53,234	—
Current portion of other long-term debt and leasing obligations	5,175	646	615
Total current liabilities	1,607,109	1,397,415	1,554,340
LONG-TERM LIABILITIES:
Revolving credit borrowings	454,700	—	260,900
Other long-term debt and leasing obligations	61,413	4,679	4,861
Deferred income taxes	23,710	—	8,252
Deferred revenue and other liabilities	764,996	726,713	683,988
Total long-term liabilities	1,304,819	731,392	958,001
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	797	856	860
Class B common stock	247	247	247
Additional paid-in capital	1,166,370	1,130,830	1,114,622
Retained earnings	2,106,086	1,956,066	1,882,934
Accumulated other comprehensive loss	(85)	(132)	(147)
Treasury stock, at cost	(1,400,429)	(1,158,378)	(1,128,651)
Total stockholders' equity	1,872,986	1,929,489	1,869,865
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,784,914	$4,058,296	$4,382,206

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2017	85,619,878	$856	24,710,870	$247	$1,130,830	$1,956,066	$(132)	$(1,158,378)	$1,929,489
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	—	—	(1,744)	—	—	(1,744)
Exercise of stock options	582,022	6	—	—	16,552	—	—	—	16,558
Restricted stock vested	352,452	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(119,370)	(1)	—	—	(5,770)	—	—	—	(5,771)
Net income	—	—	—	—	—	207,494	—	—	207,494
Stock-based compensation	—	—	—	—	24,762	—	—	—	24,762
Foreign currency translation adjustment, net of taxes of $28	—	—	—	—	—	—	47	—	47
Purchase of shares for treasury	(6,782,632)	(68)	—	—	—	—	—	(242,051)	(242,119)
Cash dividends declared	—	—	—	—	—	(55,730)	—	—	(55,730)
BALANCE, October 28, 2017	79,652,350	$797	24,710,870	$247	$1,166,370	$2,106,086	$(85)	$(1,400,429)	$1,872,986

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207,494	$197,208
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	166,521	149,131
Deferred income taxes	59,145	2,618
Stock-based compensation	24,762	24,746
Other non-cash items	595	541
Changes in assets and liabilities:
Accounts receivable	(18,145)	(38,002)
Inventories	(539,863)	(565,215)
Prepaid expenses and other assets	(20,847)	(10,931)
Accounts payable	316,602	342,369
Accrued expenses	23,404	67,986
Income taxes payable / receivable	(123,350)	(58,841)
Deferred construction allowances	78,482	114,158
Deferred revenue and other liabilities	(49,258)	(32,686)
Net cash provided by operating activities	125,542	193,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(386,600)	(307,302)
Acquisitions, net of cash acquired	(8,500)	(36,786)
Deposits and purchases of other assets	(2,344)	(5,160)
Net cash used in investing activities	(397,444)	(349,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	2,431,200	1,738,200
Revolving credit repayments	(1,976,500)	(1,477,300)
Proceeds from term loan	62,492	—
Payments on other long-term debt and leasing obligations	(1,229)	(437)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	16,558	24,950
Minimum tax withholding requirements	(5,771)	(6,909)
Cash paid for treasury stock	(242,119)	(116,006)
Cash dividends paid to stockholders	(55,375)	(51,246)
(Decrease) increase in bank overdraft	(10,363)	11,354
Net cash provided by financing activities	218,893	122,606
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	47	32
NET DECREASE IN CASH AND CASH EQUIVALENTS	(52,962)	(33,528)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,777	118,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,815	$85,408

Supplemental disclosure of cash flow information:
Accrued property and equipment	$44,593	$60,309
Cash paid for interest	$5,002	$3,038
Cash paid for income taxes	$180,067	$179,930

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 2017 as filed with the Securities and Exchange Commission on March 24, 2017. Operating results for the 13 and 39 weeks ended October 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018 or any other period.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017, on a prospective basis. The Company recorded an excess tax (deficiency) benefit during the 13 and 39 weeks ended October 28, 2017 of $(0.1) million and $0.7 million, respectively. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption of ASU 2016-09.

The Company adopted the provisions of ASU 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities by $8.6 million for the 39 weeks ended October 29, 2016. Additionally, employee taxes paid for shares withheld for income taxes are classified within financing activities on the Consolidated Statements of Cash Flows, which is consistent with the Company's treatment prior to the adoption of ASU 2016-09.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's Consolidated Financial Statements but anticipates that it will result in significant right of use assets and related liabilities as all of the Company's retail locations and the majority of our supply chain facilities are currently categorized as operating leases.

Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date", which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Subsequent to the issuance of ASU 2014-09 and ASU 2015-14, the FASB has also issued additional ASU's to assist in clarifying guidance within ASU 2014-09. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Based upon our preliminary assessment, we do not expect the adoption of these ASU’s will have a material impact on our Consolidated Financial Statements. The Company has determined that the adoption of these ASU's will impact the timing of revenue recognition for gift card breakage. Gift card breakage is currently recognized at the point gift card redemption becomes remote. In accordance with these ASU's, the Company will recognize gift card breakage in proportion to the pattern of rights exercised by the customer. Additionally, the Company has assessed and determined that our revenue recognition practices related to our current vendor-direct sales arrangements, for which we are the principal and which therefore are recorded on a gross basis, will remain unchanged upon adoption. Based upon our preliminary assessment of potential impacts to the presentation of our Consolidated Financial Statements primarily related to sales return reserves, our customer loyalty program and certain other promotional programs, the Company expects to use a modified retrospective approach upon adoption of these ASU’s during the first quarter of fiscal 2018. The Company is continuing to evaluate the impact of the ASU's expanded disclosure requirements upon adoption.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2017 and 2016 (in thousands):

	39 Weeks Ended
	October 28, 2017	October 29, 2016
Accrued store closing and relocation reserves, beginning of period	$17,531	$11,702
Expense charged to earnings	842	3,039
Cash payments	(7,299)	(4,121)
Interest accretion and other changes in assumptions	748	(697)
Accrued store closing and relocation reserves, end of period	11,822	9,923
Less: current portion of accrued store closing and relocation reserves	(4,938)	(4,623)
Long-term portion of accrued store closing and relocation reserves	$6,884	$5,300

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$36,913	$48,914	$207,494	$197,208

Weighted average common shares outstanding - basic	105,466	110,607	108,027	111,328
Dilutive effect of stock-based awards	348	1,219	606	1,079
Weighted average common shares outstanding - diluted	105,814	111,826	108,633	112,407

Earnings per common share - basic	$0.35	$0.44	$1.92	$1.77
Earnings per common share - diluted	$0.35	$0.44	$1.91	$1.75

Anti-dilutive stock-based awards excluded from diluted calculation	4,178	921	3,581	2,129

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of October 28, 2017 and January 28, 2017 are set forth in the table below (in thousands):

	Level 1
Description	October 28, 2017	January 28, 2017
Assets:
Deferred compensation plan assets held in trust (1)	$77,057	$64,512
Total assets	$77,057	$64,512

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both October 28, 2017 and January 28, 2017.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the 39 weeks ended October 28, 2017 or the fiscal year ended January 28, 2017. Additionally, the Company did not hold any Level 2 or Level 3 assets or liabilities during the 39 weeks ended October 28, 2017 or the fiscal year ended January 28, 2017.

5.  Debt

Revolving Credit Agreement - On August 9, 2017, the Company entered into a five-year senior secured revolving credit facility (the "Credit Agreement") that amended and restated the Company's then existing credit facility. The Credit Agreement provides for a $1.25 billion revolving credit facility, including up to $150 million in the form of letters of credit, and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $350 million in borrowing availability subject to existing or new lenders agreeing to provide such additional revolving commitments.

Subject to specified conditions, the Credit Agreement matures on August 9, 2022. It is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The annual interest rates applicable to loans under the Credit Agreement are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

The Credit Agreement contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Agreement also contains certain covenants that could within specific predefined circumstances limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company's assets. Other than in certain limited conditions, the Company is permitted under the Credit Agreement to continue to pay dividends and repurchase shares pursuant to its stock repurchase program.

Term Loan - On August 18, 2017, the Company financed the purchase of a corporate aircraft through a loan with Bank of America Leasing & Capital, LLC ("BOA") with a fixed interest rate of 3.41% payable in increments through December 2024 with a balloon payment of $29.3 million (the "BOA Loan"). The BOA Loan may be prepaid in full provided that the prepayment includes all accrued interest and a prepayment fee equal to 1% of the unpaid balance during the first year of the BOA Loan or a prepayment fee equal to 0.5% of the unpaid balance during the second year of the BOA Loan. No prepayment

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fee is required after the completion of the second year of the BOA Loan. Maturities on the BOA Loan total $4.5 million annually.

6.  Related Party Transaction

On August 18, 2017, the Company agreed to acquire from EWS II, LLC, an entity owned by the Company's Chairman & Chief Executive Officer ("EWS"), the rights and obligations relating to the purchase of an aircraft by EWS from Gulfstream Aerospace Corporation ("Gulfstream"). The Company and EWS entered into an arrangement, pursuant to which the Company agreed to reimburse $62.8 million to EWS for principal payments previously made to Gulfstream for the aircraft purchase and for interest incurred in connection with the financing of the aircraft purchase and agreed to fund the final aircraft purchase price payment of $4.0 million to Gulfstream. The transaction was approved pursuant to the Company's Related Party Transaction Policy. This aircraft replaced an aircraft that came off lease earlier this year and an aircraft that the Company has classified as held-for-sale.

7.  Subsequent Event

On November 9, 2017, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.17 per share on the Company's common stock and Class B common stock payable on December 29, 2017 to stockholders of record as of the close of business on December 8, 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, current expectations; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and our eCommerce platform, the development of Dick's Team Sports HQ, and improvements in the customer experience in both stores and online; the operation of our eCommerce platform; driving market share through aggressive marketing and promotional efforts; projections of our future profitability and results of operation; our plans to open new stores; investments in our associates; the construction of a new distribution facility; the effect of proposed changes in corporate income tax laws or tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; borrowings under our credit facility; and our future financial condition.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2017 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;

▪	Omni-channel growth and the increasing utilization of our eCommerce platform producing the anticipated benefits within the expected time-frame or at all;

▪	Disruptions to our eCommerce platform, including interruptions, delays or downtime caused by high volumes of users or transactions; deficiencies in design or implementation; or platform enhancements;

▪	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	The streamlining of the Company's vendor base and execution of the Company's merchandising strategy failing to produce the anticipated benefits within the expected time-frame or at all;

▪Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings, including product liability and product recalls; specialty concept stores; and Dick's Team Sports HQ;

▪	Disruptions or other problems with our information systems;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, tax, labor, data protection and privacy;

▪
Our relationships with our vendors, disruptions in our or our vendors' supply chains, and increasing product costs, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, foreign political instability or other reasons;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Our ability to protect the reputation of our Company and our brands;

▪	Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Wage increases, which could adversely affect our financial results;

▪	Disruption at our supply chain facilities or customer support center;

▪	Performance of professional sports teams, professional team lockouts or strikes, retirement or scandal involving sports superstars;

▪	Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

▪
Our pursuit of strategic investments or acquisitions, including the timing and costs of such investments and acquisitions; the integration of acquired businesses or companies being more difficult, time-consuming, or costly than expected; or the investments or acquisition failing to produce the anticipated benefits within the expected time-frame or at all;

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

The primary factors that have historically influenced the Company's profitability and success have been the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, positive consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. Over the last five years the Company has grown from 511 Dick's Sporting Goods stores as of October 27, 2012 to 719 Dick's Sporting Goods stores as of October 28, 2017. The Company plans to reduce new store growth over the next few years as we expect that store closings by other retailers will create a real estate environment that will allow us to open new stores in desirable locations on more favorable terms than in the current real estate market.

In recent years, the Company has innovated its eCommerce sites with customer experience enhancements, new releases of its mobile and tablet sites, and the development of capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns that are consistent across our stores and eCommerce websites. Additionally, the Company transitioned to an insourced eCommerce platform during the first quarter of fiscal 2017. The Company's eCommerce sales penetration to total net sales has increased from 3.0% to 9.6% for the year-to-date periods ended October 27, 2012 and October 28, 2017, respectively. On average, approximately 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

The retail industry as a whole, and sporting goods in particular, continues to pose challenges. For example, traditional competitors and vendors have become increasingly promotional, vendors have broadened their distribution channels, and there is a lack of innovative new products within the sporting goods industry. We expect these conditions to continue through 2018. To respond to these challenges, we are increasing promotional activities to drive market share to our stores and online, which will have a negative impact on our gross profit margin. We also plan to focus on long-term strategic investments, including investments in our digital capabilities, the development of Dick’s Team Sports HQ, improvements in the customer experience in both stores and online, the continued development and marketing of our private brands, and continuing to attract and retain knowledgeable and skilled associates. Furthermore, we continue to assess the disruption and uncertainty in the sporting goods industry to identify the potential impact and opportunities arising from store closures by our competitors. We expect that the highly promotional environment and our planned strategic investments will reduce our profitability during fiscal 2018 when compared to fiscal 2017.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the Securities and Exchange Commission on March 24, 2017, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves, stock-based compensation and uncertain tax positions to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended October 28, 2017.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $0.35 in the current quarter decreased 20.5% compared to earnings per diluted share of $0.44 during the third quarter of 2016. Net income in the current quarter totaled $36.9 million compared to $48.9 million during the third quarter of 2016.

▪	Net income in the current quarter includes $5.0 million, net of tax, or $0.05 per diluted share, of income related to a multi-year sales tax refund.

▪
Net income in the third quarter of 2016 included $4.7 million, net of tax, or $0.04 per diluted share, of costs incurred by the Company to convert The Sports Authority ("TSA") stores to Dick's Sporting Goods stores.

▪	Net sales increased 7.4% to $1,944.2 million in the current quarter from $1,810.3 million during the third quarter of 2016.

▪
eCommerce sales penetration in the current quarter increased to 10.3% of total net sales compared to 9.6% during the third quarter of 2016, representing an increase of approximately 16% in eCommerce sales.

▪	In the third quarter of 2017, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.17 per share on the Company's common stock and Class B common stock.

▪	Repurchased approximately 2.9 million shares of common stock for $75.9 million.

▪	Amended its existing credit agreement to increase lender commitments from $1 billion to $1.25 billion, extend the maturity date to August 9, 2022 and provide for a $350 million accordion feature.

▪	The following table summarizes store openings and closings for the periods indicated:

	39 Weeks Ended October 28, 2017			39 Weeks Ended October 29, 2016
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	676	121	797	644	97	741
Q1 New stores	15	10	25	3	2	5
Q2 New stores	13	—	13	5	—	5
Q3 New stores	15	6	21	27	9	36
Closed stores	—	4	4	3	2	5
Ending stores	719	133	852	676	106	782

Relocated stores	6	1	7	9	—	9

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2016-2017 (A)
	13 Weeks Ended
	October 28, 2017 (A)	October 29, 2016
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	72.53	69.46	307
Gross profit	27.47	30.54	(307)
Selling, general and administrative expenses (3)	24.48	25.40	(92)
Pre-opening expenses (4)	0.42	1.07	(65)
Income from operations	2.57	4.07	(150)
Interest expense	0.15	0.07	8
Other income	(0.55)	(0.21)	(34)
Income before income taxes	2.98	4.21	(123)
Provision for income taxes	1.08	1.51	(43)
Net income	1.90%	2.70%	(80)

Other Data:
Consolidated same store sales (decrease) increase	(0.9%)	5.2%
Number of stores at end of period (5)	852	782
Total square feet at end of period (5)	41,902,723	38,788,672

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2016-2017 (A)
	39 Weeks Ended
	October 28, 2017 (A)	October 29, 2016 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	71.09	69.73	136
Gross profit	28.91	30.27	(136)
Selling, general and administrative expenses (3)	23.38	23.90	(52)
Pre-opening expenses (4)	0.48	0.63	(15)
Income from operations	5.05	5.73	(68)
Interest expense	0.11	0.07	4
Other income	(0.47)	(0.14)	(33)
Income before income taxes	5.42	5.80	(38)
Provision for income taxes	1.92	2.17	(25)
Net income	3.50%	3.63%	(13)

Other Data:
Consolidated same store sales increase	0.5%	2.9%
Number of stores at end of period (5)	852	782
Total square feet at end of period (5)	41,902,723	38,788,672

(A)	Column does not add due to rounding.

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

13 Weeks Ended October 28, 2017 Compared to the 13 Weeks Ended October 29, 2016

Net Sales

Net sales increased 7.4% in the current quarter to $1,944.2 million from $1,810.3 million for the quarter ended October 29, 2016, due primarily to the growth of our store network partially offset by a 0.9% decrease in consolidated same store sales. The 0.9% decrease in consolidated same store sales reduced net sales for the quarter ended October 28, 2017 by $14.6 million. Stores that are not yet included in the comparable store base increased net sales by $148.5 million in the current quarter. eCommerce sales penetration increased to 10.3% of total net sales during the current quarter compared to 9.6% of total net sales during the quarter ended October 29, 2016, representing an increase of approximately 16% in eCommerce sales.

The decrease in consolidated same store sales was driven by declines in lodge hunting, electronics and licensed categories, partially offset by gains in the golf and athletic footwear categories along with our private brand businesses. Consolidated same store sales results for the current quarter reflect a decrease in transactions of approximately 0.9% while sales per transaction were flat.

Income from Operations

Income from operations decreased to $50.0 million in the current quarter from $73.8 million for the quarter ended October 29, 2016.

Gross profit decreased 3.4% to $534.1 million in the current quarter from $552.8 million for the quarter ended October 29, 2016, and decreased as a percentage of net sales by 307 basis points compared to the same period last year. The decrease in gross profit as a percentage of net sales resulted from lower merchandise margins as the retail marketplace continued to be highly promotional, occupancy deleverage, and higher eCommerce shipping and fulfillment costs. Occupancy costs increased $25.0 million in the current quarter from the quarter ended October 29, 2016. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 7.4% increase in net sales during the current quarter.

Selling, general and administrative expenses increased 3.5% to $475.9 million in the current quarter from $459.8 million for the quarter ended October 29, 2016, however, decreased as a percentage of net sales by 92 basis points. The quarter ended October 29, 2016 included costs to convert TSA stores to Dick's Sporting Goods stores totaling $6.5 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales by 36 basis points in the prior year. The remaining expense leverage was primarily driven by our new eCommerce operating model, lower incentive compensation and expense reduction initiatives.

Pre-opening expenses decreased to $8.2 million in the current quarter from $19.3 million for the quarter ended October 29, 2016. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The quarter ended October 29, 2016 included costs to convert TSA stores to Dick's Sporting Goods stores totaling $1.1 million. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense for self-developed stores when we take possession of a site as opposed to when we commence occupancy under the lease term.

Other Income

Other income increased to $10.8 million in the current quarter compared to $3.8 million for the quarter ended October 29, 2016. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $2.5 million in the current quarter compared to investment income of $0.8 million for the quarter ended October 29, 2016, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Additionally, the Company recorded an $8.1 million and $2.9 million benefit during the quarters ended October 28, 2017 and October 29, 2016, respectively, related to multi-year sales tax refunds.

Income Taxes

The Company's effective tax rate increased to 36.3% for the current quarter from 35.9% for the quarter ended October 29, 2016.

39 Weeks Ended October 28, 2017 Compared to the 39 Weeks Ended October 29, 2016

Net Sales

Net sales increased 9.0% in the current period to $5,926.4 million from $5,438.5 million for the period ended October 29, 2016, due primarily to the growth of our store network and a 0.5% increase in consolidated same store sales. The 0.5% increase in consolidated same store sales contributed $25.6 million of the increase in net sales for the period ended October 28, 2017. The remaining $462.3 million increase in net sales was attributable to stores that are not yet included in the comparable store base. eCommerce sales penetration was 9.6% of total net sales during the current period compared to 9.1% of total net sales during the period ended October 29, 2016, representing an increase of approximately 16% in eCommerce sales.

The increase in consolidated same store sales was driven by the golf and footwear categories along with our private brand businesses, partially offset by declines in lodge hunting, licensed and electronics categories. Consolidated same store sales results for the current period reflect an increase in sales per transaction of approximately 1.2%, partially offset by a decrease in transactions of approximately 0.7%.

Income from Operations

Income from operations decreased to $299.3 million in the current period from $311.6 million for the period ended October 29, 2016.

Gross profit increased 4.1% to $1,713.2 million for the current period from $1,646.0 million for the period ended October 29, 2016, however, decreased as a percentage of net sales by 136 basis points compared to the same period last year. The decrease in gross profit as a percentage of net sales resulted from lower merchandise margins, as the retail marketplace continued to be highly promotional, occupancy deleverage, and higher eCommerce shipping and fulfillment costs. Occupancy costs increased $77.8 million in the current period from the period ended October 29, 2016. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 9.0% increase in net sales during the current period.

Selling, general and administrative expenses increased 6.6% to $1,385.5 million in the current period from $1,300.1 million for the period ended October 29, 2016, however, decreased as a percentage of net sales by 52 basis points primarily driven by our new eCommerce operating model, lower incentive compensation and expense reduction initiatives. The current period includes corporate restructuring charges totaling $7.1 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales by 12 basis points. The period ended October 29, 2016 included costs to convert TSA stores to Dick's Sporting Goods stores totaling $6.5 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales by 11 basis points in the prior year.

Pre-opening expenses decreased to $28.4 million in the current period from $34.3 million for the period ended October 29, 2016. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The Company incurred $3.5 million and $1.1 million during the periods ended October 28, 2017 and October 29, 2016, respectively, to convert TSA stores to Dick's Sporting Goods stores. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords as we commence recognition of rent expense for self-developed stores when we take possession of a site as opposed to when we commence occupancy under the lease term.

Other Income

Other income increased to $28.1 million in the current period compared to $7.8 million of income for the period ended October 29, 2016. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $7.7 million in the current period compared to investment income of $4.6 million for the period ended October 29, 2016, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Additionally, the period ended October 28, 2017 includes $8.1 million related to the receipt of a multi-year sales tax refund and $12.0 million related to the receipt of a contract termination payment. The period ended October 29, 2016 included $2.9 million related to the receipt of a multi-year sales tax refund.

Income Taxes

The Company's effective tax rate decreased to 35.4% for the current period from 37.5% for the same period last year. The decrease is primarily due to the utilization of net capital loss carryforwards totaling $12.0 million that were previously subject to a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company has a $1.25 billion senior secured revolving credit facility (the "Credit Agreement"), including up to $150 million in the form of letters of credit. Under the Credit Agreement, which is further described within Note 5 to the unaudited Consolidated Financial Statements, subject to satisfaction of certain conditions, the Company may request an increase of up to $350 million in additional borrowing availability.

The Company's liquidity and capital needs have generally been met by cash from operating activities supplemented by borrowings from the Company's revolving credit facility as seasonally necessary. Cash flow from operations is seasonal in our business. The Company generally utilizes its revolving credit facility for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's peak borrowing level occurring early in the fourth quarter as the Company increases inventory in advance of the holiday selling season.

Liquidity information for the year-to-date periods ended (dollars in thousands):

	October 28, 2017	October 29, 2016
Funds drawn on Credit Agreement	$2,431,200	$1,738,200
Number of days with outstanding borrowing balance on Credit Agreement	187 days	163 days
Maximum daily amount of outstanding borrowings under Credit Agreement	$502,000	$298,700

Liquidity information as of the periods ended (dollars in thousands):

	October 28, 2017	October 29, 2016
Outstanding borrowings under Credit Agreement	$454,700	$260,900
Cash and cash equivalents	$111,815	$85,408
Remaining borrowing capacity under Credit Agreement	$779,169	$724,469
Outstanding letters of credit under Credit Agreement	$16,131	$14,631

The Company intends to allocate capital to invest in its future growth, specifically growing its store network and eCommerce business together to deliver an omni-channel shopping experience, long-term strategic investments as well as to return capital to stockholders through dividends and share repurchases.

Capital expenditures – We expect fiscal 2017 capital expenditures to be approximately $400 million on a net basis, which includes tenant allowances provided by landlords, and approximately $515 million on a gross basis. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. The Company also plans to continue to invest in continuously improving its supply chain and corporate information technology infrastructure. We opened 59 new stores and plan to complete construction of our fifth distribution facility in fiscal 2017. Our new stores, as well as investments in our existing stores and fifth distribution facility, represent the majority of our total capital expenditures during fiscal 2017. Due to our planned reduction in new store growth during 2018, we currently expect fiscal 2018 net capital expenditures to be in the range of $250 million to $300 million.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 39 weeks ended October 28, 2017, the Company repurchased approximately 6.8 million shares of its common stock for $242.1 million and has approximately $799 million remaining under its authorization that extends through 2021. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue opportunistic repurchases of additional shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 39 weeks ended October 28, 2017, the Company paid $55.4 million of dividends to its stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

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

Changes in cash and cash equivalents are as follows (in thousands):

	39 Weeks Ended
	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$125,542	$193,082
Net cash used in investing activities	(397,444)	(349,248)
Net cash provided by financing activities	218,893	122,606
Effect of exchange rate changes on cash and cash equivalents	47	32
Net decrease in cash and cash equivalents	$(52,962)	$(33,528)

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

Cash provided by operating activities decreased $67.5 million for the 39 weeks ended October 28, 2017 compared to the same period last year. The decrease in cash provided by operating activities was due primarily to an $87.3 million decrease in cash flows generated from changes in operating assets and liabilities period-over-period, excluding the timing impact of cash payments for income taxes, partially offset by an increase in net income.

The decrease in operating assets and liabilities was due primarily to the following:

▪
Changes in accrued expenses decreased operating cash flows by $44.6 million compared to the prior year, primarily due to year-over-year changes in incentive compensation accruals and corresponding payments.

▪
Changes in deferred construction allowances decreased operating cash flows by $35.7 million compared to the prior year, primarily due to year-over-year changes in the timing and amount of payments received for self-developed stores.

Investing Activities

Cash used in investing activities increased $48.2 million for the 39 weeks ended October 28, 2017 compared to the same period last year primarily due to a $79.3 million increase in gross capital expenditures, partially offset by a $28.3 million decrease in cash used for acquisition-related activity. The increase in gross capital expenditures was primarily driven by the construction of our fifth distribution facility and the purchase of a corporate aircraft during the 39 weeks ended October 28, 2017.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Agreement. Cash provided by financing activities for the 39 weeks ended October 28, 2017 totaled $218.9 million compared to $122.6 million for the comparable period of the prior year. The Company had higher net Credit Agreement borrowings and financed the purchase of a corporate aircraft during the current period, partially offset by higher share repurchases during the 39 weeks ended October 28, 2017 compared to the prior year period.

Event Subsequent to Quarter-end

Dividend – On November 9, 2017, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.17 per share on the Company's common stock and Class B common stock payable on December 29, 2017 to stockholders of record as of the close of business on December 8, 2017.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of October 28, 2017 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider, corporate aircraft and technology-related and other commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the third quarter of fiscal 2017, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, October 28, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 30, 2017 to August 26, 2017	1,854,085	$26.98	1,853,570	$825,189,709
August 27, 2017 to September 30, 2017	504,654	$26.28	503,900	$811,947,100
October 1, 2017 to October 28, 2017	502,625	$25.38	500,000	$799,264,950
Total	2,861,364	$26.57	2,857,470

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016.

ITEM 6.  EXHIBITS

The Exhibits listed in the Index to Exhibits, which appears on page 27 and is incorporated herein by reference, are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 22, 2017 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 22, 2017 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 22, 2017 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 22, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 22, 2017 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith