Form 10-K
period 2018-02-03
DICKS SPORTING GOODS INC
filed 2018-03-30
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,024,886,628 as of July 28, 2017 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 28, 2017.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 26, 2018 was 80,007,392 and 24,590,958, respectively.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 13, 2018 (the "2018 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, growth strategies, including our ability to optimize our store lease portfolio; the performance and continued development of our own eCommerce platform, including faster delivery, better pricing, more targeted marketing, and continued improvement to our digital channels; plans to grow our private brand business, including CALIA and the addition of new private brands in 2018; capturing displaced market share; streamlining the Company's vendor base and implementing the Company's new merchandising strategy; investments in our supply chain, digital capabilities, the development of Dick’s Team Sports HQ, improvements in the customer experience in stores and online, the continued development and marketing of our private brands, and continuing to attract and retain knowledgeable and skilled associates; our belief that there is a stronger innovation pipeline from certain vendors and our own private brands in 2018 and that we will have better alignment of inventory in supply chains with sales trends; the potential impact of the continuation of the promotional environment in retail, broadened distribution channels of key vendors, and weak customer demand for firearms and other hunting merchandise across the industry; projections of our future profitability; future results of operations; the effect of changes in corporate income tax laws or tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; and our future financial condition.

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

PART I

ITEM 1.  BUSINESS

General

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream specialty concept stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communications and live scorekeeping, custom uniforms and FanWear, and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront.

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

We were incorporated in 1948 in New York under the name Dick's Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation and in April 1999 we changed our name to Dick's Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at dicks.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on our website, free of charge, copies of our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to "year" is to the Company's fiscal year.

Business Strategy

The key elements of our business strategy are:

Focus on Our Customer. Our first priority is to put the customer at the center of everything that we do. We are shifting our mindset and our culture to ensure that every decision we make, whether in our stores or at our Customer Support Center ("CSC"), improves the customer’s experience. We will continue to make investments that provide our customer with an enhanced shopping experience. We are increasing spend in our stores for training, faster checkout, enhanced ship-from-store capabilities and more opportunities for our customers to buy online and pick-up in-store.

Our marketing program is designed to build loyalty for the Dick’s Sporting Goods brand while promoting our broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment.  Our historical marketing strategy consisted largely of newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio.  While we continue to market through these traditional channels, we have developed brand-building marketing campaigns focused on building passion and loyalty to the Dick’s Sporting Goods brand and have shifted our advertising mix toward digital marketing and personalization.  We continue to leverage our extensive and expanding customer relationship marketing database from our ScoreCard Rewards program.  The Company is also actively involved in communities, sponsoring thousands of teams at the local level.

We launched our Best Price Guarantee during the summer of 2017 as a promise to our customers that if they find a lower price than ours, we will match it. We are also making significant changes to our ScoreCard loyalty program to make it more rewarding to our customers. At the end of fiscal 2017, we discontinued our practice of expiring accrued ScoreCard points at year-end and moved to a rolling 12-month expiration policy. We believe this will reduce customer frustration and will provide us an opportunity to drive customers back to us after they earn points by shopping with us during the holiday season. We also plan to launch a new tier of our ScoreCard loyalty program during 2018 that will better reward our best customers for their loyalty to us.

Authentic Sporting Goods Retailer. Our history and core foundation is as a retailer of high-quality authentic athletic equipment, apparel and footwear, which is intended to enhance our customers' performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. We believe our customers seek genuine, deep product offerings, and that ultimately this merchandising approach positions us with advantages in the market, which we believe will continue to benefit from new product offerings with enhanced technological features.

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

Capturing Displaced Market Share. The sporting goods industry is experiencing consolidation as competitor bankruptcies are leaving behind significant market share. The Company has acquired strategic store locations, customer information and intellectual property from its former competitors, The Sports Authority ("TSA") and Golfsmith, and believes it has realized market share gains as it has leveraged these assets to capture displaced customers. The Company remains focused on continuing to capture displaced market share in the future. Our store growth plans will focus on new and under-penetrated markets which were historically served by our former competitors. We will also continue to leverage industry data acquired in these transactions and utilize acquired customer information to target millions of their customers.

Drive Omni-channel Growth. At the core of our omni-channel business are our stores. We believe when our customers connect with the Dick's Sporting Goods brand they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. We continue to see growth in the number of customers who shop with us both online and in our stores and believe these omni-channel customers represent the future of retail.

On January 29, 2017, we transitioned our eCommerce platform from a third-party provider to a proprietary internal platform that now allows us to fully control our customer experience and optimize profitability. The Company's focus will be to invest in our online experience through faster delivery, better pricing, more targeted marketing and continued improvements in our digital channels. Like our customers, we see retail as an omni-channel experience, where the distinctions between stores and online are becoming increasingly irrelevant.
We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our customers, through the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders. We believe that offering support services for the products we sell enhances the credibility of our associates and specialty store concepts with our customers and further differentiates our stores from our competitors.
Differentiating Dick's Sporting Goods. Our key partners invest in our stores to showcase their brands. We carry a wide variety of well-known brands, including adidas, Asics, Brooks, Callaway Golf, Columbia, Nike, TaylorMade, The North Face, Under Armour and Yeti. We seek to leverage our partnerships to offer authenticity and credibility to our customers, while differentiating ourselves from our competitors. Our brand partnerships also provide us with access to exclusive products and allow us to differentiate our customers' shopping experience through initiatives such as our brand shops, which provide our customers with a wider and deeper selection of products from our key brands.
To provide differentiation in assortment of products when compared to our competitors, we offer a wide variety of private brand products that are not available from other retailers. Our exclusive private brand offerings include brands that we own such as CALIA, Cobra (youth golf sets), ETHOS, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Quest, Second Skin, Top-Flite and Walter Hagen, as well as brands that we exclusively license from third parties including adidas baseball and football, Reebok (performance apparel), Slazenger (golf) and Prince (tennis). Our private brands offer exceptional value and quality to our customers, while also providing the Company with higher gross margins than we obtain on sales of comparable third-party branded products. We consider our private brand strategy to be a key area of opportunity to increase productivity in our stores and online, and have invested in a development and procurement staff to support our private brand business. Looking forward, we intend to grow the CALIA line of women's athletic apparel and introduce new private brands during fiscal 2018. The Company's private brand business exceeded $1 billion in sales during fiscal 2017. Private brand sales represented approximately 12%, 10% and 10% of the Company's consolidated net sales during fiscal 2017, 2016 and 2015, respectively.

The Company is also actively involved in communities, sponsoring thousands of teams in various sports at the local level. The Dick's Team Sports HQ business, which is primarily comprised of Blue Sombrero, Affinity Sports, GameChanger and AD Starr, is focused on creating a holistic digital eco-system to support and equip youth sports and establish relationships with millions of players. We plan to use Dick's Team Sports HQ to stay top-of-mind for athletes and their families, and to create a powerful dataset that we will use to develop offers that are tailored and timed to meet the needs of these athletes.

Merchandising

The following table sets forth the approximate percentage of our sales attributable to the hardlines, apparel and footwear categories for the periods presented:

	Fiscal Year
Category	2017	2016	2015
Hardlines (1)	45%	45%	45%
Apparel	34%	35%	35%
Footwear	20%	19%	19%
Other (2)	1%	1%	1%
Total	100%	100%	100%

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

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

Retail Stores:

Store Format. Each of our Dick's Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty shops: Team Sports, Athletic Apparel, Golf, Outdoor Lodge, Fitness and Footwear. We believe our "store-within-a-store" concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Golf Galaxy and Field & Stream stores are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services.

The Company seeks to expand its presence through the opening of new stores, and the Company believes that growing its store network and eCommerce business simultaneously will enable it to profitably grow the business by delivering an omni-channel shopping experience for its customers. We plan to reduce our store growth rate compared to historical levels as the Company monitors the competitive retail landscape and focuses its store growth in under-served and under-penetrated markets. In fiscal 2018, we expect to open approximately 19 new Dick's Sporting Goods stores, which represents a significant reduction from 2017. Additionally, we plan to relocate four Dick's Sporting Goods stores. We do not plan to open new Field & Stream or Golf Galaxy stores in 2018. Approximately 50% of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as these leases come up for renewal.

eCommerce:

Through our websites, we seek to provide our customers with in-depth product information and the ability to shop with us at any time. We continue to develop our online content and capabilities to enhance the online experience and fully integrate our online business with our stores to provide our customers with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store and buy online pick-up in-store capabilities. We also have the ability through our websites to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity. In fiscal 2017, eCommerce accounted for 12.4% of our total net sales.

Purchasing, Distribution and Customer Fulfillment

During fiscal 2017, we purchased merchandise from approximately 1,300 vendors. Nike, our largest vendor, represented approximately 18% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2017 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are made on a short-term purchase order basis.

During fiscal 2017, we implemented a new merchandising and vendor matrix to better serve our customers. Our strategic vendors will provide us with exclusive and differentiated products in the marketplace while significantly investing in our business, both online and in-store. We plan to move market share to these partners to drive growth in our respective businesses. We will continue to maintain transactional relationships with other vendors. We plan to continuously evaluate our remaining vendors whose merchandise does not fit within our vendor and merchandise assortment strategy.

We currently operate five regional distribution centers to supply stores with merchandise. Vendors directly ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores. During fiscal 2017, our stores received approximately 94% of merchandise through our distribution network with the remaining merchandise being shipped directly to the stores from our vendors. We believe this flow of merchandise facilitates prompt and efficient distribution to our stores in order to enhance in-stocks, minimize freight costs and improve our inventory turns.

The Company leverages various fulfillment channels to ensure merchandise delivery speed to our customers and to minimize shipping costs. The Company leverages its store network, a third-party operated fulfillment center and its vendors to ship merchandise to its customers.

Competition

The market for sporting goods retailers is highly fragmented and intensely competitive. We compete with many retailing formats, including large format sporting goods stores, traditional sporting goods stores, specialty and vendor stores, mass merchants and department stores, internet and catalog-based retailers, and vendors selling directly to consumers. We seek to attract customers by offering a wide range of products utilizing distinctive marketing in stores to create a unique shopping environment and superior service through an omni-channel experience.

Employees

As of February 3, 2018, we employed approximately 15,400 full-time and 29,800 part-time associates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peak during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Seasonality

Seasonality of the Company's business is discussed in further detail within Item 1A. "Risk Factors".

Proprietary Rights

The Company has a number of registered service marks and trademarks with the United States Patent and Trademark Office, including various versions of the following: "CALIA", "Dick's", "Dick's Sporting Goods", "DSG", "Ethos", "Field & Stream", "Fitness Gear", "Golf Galaxy", "Golfsmith", "Lady Hagen", "MAXFLI", "Nishiki", "Primed", "Quest", "ScoreCard", "ScoreCard Rewards", "Top-Flite", "The Sports Authority" and "Walter Hagen". The Company also has a number of registered domain names, including "dickssportinggoods.com", "dicks.com", "golfgalaxy.com", "fieldandstreamshop.com" and "caliastudio.com". Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have also entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball and football), "Cobra" (youth golf sets), "Slazenger" (golf), "Louisville Slugger" (hosiery only), and "Reebok" (performance apparel) for specified product categories and, in some cases, specified sales channels. These licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risk Factors".

Governmental Regulations

We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, in connection with the sale of firearms in our stores, we must comply with a number of federal and state laws and regulations related to the sale of firearms and ammunition, including the federal Brady Handgun Violence Prevention Act. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, requires us to expend considerable resources.

Executive Officers of the Company

The following table and accompanying narrative sets forth the name, age and business experience of the current Executive Officers of the Company:

Name	Age	Position
Edward W. Stack	63	Chairman and Chief Executive Officer
Lauren R. Hobart	49	President
Lee J. Belitsky	57	Executive Vice President - Chief Financial Officer
Paul J. Gaffney	51	Executive Vice President - Chief Technology Officer
John E. Hayes III	55	Senior Vice President - General Counsel and Secretary
Holly R. Tyson	46	Senior Vice President - Chief Human Resources Officer

Edward W. Stack has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Stack's father, Richard "Dick" Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

Lauren R. Hobart has served as our President since May 2017 and was appointed to the Company's Board of Directors in January 2018. Ms. Hobart joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. In September 2015, Ms. Hobart was promoted to Executive Vice President and Chief Marketing Officer and was promoted to Executive Vice President - Chief Customer & Digital Officer in April 2017. Prior to joining Dick's Sporting Goods, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its carbonated soft drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. Ms. Hobart also serves as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC).

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

Paul J. Gaffney joined Dick's Sporting Goods as Executive Vice President - Chief Technology Officer in November 2017. Prior to joining Dick's Sporting Goods, Mr. Gaffney served as Senior Vice President of Technology at The Home Depot, Inc. from August 2014 to November 2017. Prior to joining The Home Depot, Inc., Mr. Gaffney was the founding Chief Executive Officer of Keeps, Inc. from January 2014 to August 2014. Mr. Gaffney previously served as Chief Executive Officer of AAA of Northern California, Nevada, and Utah from October 2011 to October 2014, where he also served as Chief Operating Officer from June 2009 to October 2011. Mr. Gaffney held a variety of senior leadership roles in operations and technology at Desktone, Inc., Staples, Inc., Schwab Technology, the technology enterprise of Charles Schwab & Co., and Office Depot from 1995 to 2011.

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

Holly R. Tyson joined Dick's Sporting Goods as Senior Vice President - Chief Human Resources Officer in August 2016. Prior to joining Dick's Sporting Goods, Ms. Tyson served as the Chief Human Resources Officer at The Brink's Company from January 2012 to August 2016. Prior to joining The Brink's Company, Ms. Tyson was Vice President Human Resources U.S. Pharmaceuticals at Bristol-Myers Squibb from January 2010 to January 2012. During her tenure there, Ms. Tyson also served as Executive Director Worldwide Pharmaceuticals Talent and U.S. Pharmaceuticals Sales Learning, Director Human Resources U.S. Pharmaceuticals Sales Learning, Director Human Resources Cardiovascular Metabolics and Director Leadership and Change from 2004 to 2010. Prior to her joining Bristol-Myers Squibb, Ms. Tyson held various human resources and organizational development leadership roles at Alliance Consulting, Cigna Corporation and Accenture from 1994 to 2004.

ITEM 1A. RISK FACTORS

Risks and Uncertainties

Our business is dependent on consumer discretionary spending and reductions in consumer spending might adversely affect the Company's business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company's control, including general economic conditions; consumer disposable income; consumer confidence; unemployment; the availability, cost and level of consumer debt; the costs of basic necessities and other goods; and effects of weather or natural disasters. A decrease in consumer discretionary spending may result in a decrease in customer traffic, same store sales, and average value per transaction and might cause us to increase promotional activities, which will have a negative impact on our gross margins, and all of which could negatively affect the Company's business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence (both brick and mortar and online), name recognition and financial, marketing and other resources than we do. Further, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores and catalog; internet-based and direct-sell retailers; and vendors that sell directly to customers. Many factors affect the extent to which competition could affect our results, including as it relates to pricing, quality, assortment, advertising, service, locations and reputation, and prolonged competitive pressures could have a material effect on our results of operations.

Omni-channel growth in our business is complex and there are risks associated with operating our own eCommerce platform.

Our business has become increasingly omni-channel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. On January 29, 2017, we launched our own eCommerce platform that allows us to control our customer experience without relying on a third-party provider. Maintaining and continuing to improve our eCommerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the customer experience. This involves substantial risk, including risk of cost overruns, website downtime and other technology disruptions (including interruptions, delays, or downtime caused by high volumes of users or transactions, deficiencies in design or implementation, platform enhancements, power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches through cyber-attacks from cyber-attackers or sophisticated organizations, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates), supply and distribution delays, and other issues that can affect the successful operation of our eCommerce platform. If we are not able to successfully operate our eCommerce platform, our reputation, operations, financial results, and future growth could be materially adversely affected.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, consumer preferences, and shopping patterns regarding sporting goods. We must develop and execute merchandising initiatives with marketing programs that appeal to a broad range of consumers and markets throughout the country. Consumer preferences cannot be predicted with certainty and are subject to continual change and evolution. Additionally, our customers may also have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery which may make it more difficult for us to adapt to changes in consumer preferences.

The Company implemented a new merchandising and vendor strategy in 2017 to better serve customers. The Company is leveraging its relationships with strategic vendors to drive growth through exclusive and differentiated products. Implementing and maintaining these initiatives may require considerable attention from our management teams and other company specialists, and we may not recognize the anticipated benefits from these initiatives within the expected time frame or at all.

Our sales may decline significantly if we misjudge the market for our new merchandise, which may result in significant inventory markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation and profitability.

An inability to execute our real estate strategy could affect our financial results.

Our financial performance depends on our ability to optimize our store lease portfolio, including opening new stores and relocating existing stores in desirable locations, renewing leases for existing stores, restructuring leases for existing stores to obtain more favorable renewal terms, refreshing and remodeling existing stores, and, if necessary, closing underperforming stores.

There is no assurance that we will be able to locate desirable real estate for new stores or relocations of existing stores, or that an existing store will continue to be profitable in its current location. Additionally, our ability to negotiate favorable lease terms on a new store location or a relocation of an existing store, or in connection with an expiring lease, remodel, consolidation, or closing depends on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, or other factors that are not within our control. We may incur lease costs that are excessive and cause operating margins to be below acceptable levels if we are unable to negotiate appropriate terms for new leases, relocations or extensions. We may also make term commitments that are too long or too short, without the option to exit early or extend.

If an existing store is not profitable, we might be required to record an impairment charge and we may not be able to terminate the lease associated with the underperforming store. Our leases generally do not allow for termination prior to the end of the lease term without economic consequences; so, if we decide to close a store, we are generally required to continue to perform all obligations under the applicable lease, including the payment of rent, for the balance of the lease term and might also incur termination charges. Even if we are able to assign or sublease the closed locations where our lease cannot be terminated, we may remain liable for certain lease obligations if the assignee or sublessee does not perform.

Furthermore, the success of a store depends on a number of factors including the sustained success of the shopping center where our store is located, consumer demographics, and consumer shopping patterns. These factors cannot be predicted with complete accuracy and may change over time, resulting in potentially less profitable stores. There is no assurance that we will be able to reverse any decline in customer traffic or that increases in online sales will offset any decline in store traffic. We may need to respond to declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our financial results.

Failure to secure desirable new store locations and relocation sites, successfully renew or modify existing leases, or effectively manage the profitability of our existing stores could have a material adverse effect on our operations and financial results.

Our business relies on our distribution and fulfillment network and our customer support center. An inability to optimize this network or a disruption to the network, could cause us to lose merchandise, be unable to effectively deliver merchandise to our stores and customers, and adversely affect our financial condition and results of operations.

We own a 917,000 square foot distribution center in Conklin, New York and a 624,000 square foot distribution center in Goodyear, Arizona, and we lease a 914,000 square foot distribution center near Atlanta, Georgia, a 725,000 square foot distribution center in Plainfield, Indiana, and a 601,000 square foot distribution center in Smithton, Pennsylvania. We also own a 670,000 square foot customer support center in Coraopolis, Pennsylvania that serves as our corporate headquarters. The ability to optimize our distribution and fulfillment network depends on general economic and real estate conditions which are beyond our control.

We may not be able to maintain our existing distribution centers if the cost of the facilities increase or the location of a facility is no longer desirable. In those cases, we may not be able to locate suitable alternative sites or modify or enter into new leases on acceptable terms. Furthermore, we may need to locate new sites for eCommerce fulfillment centers to satisfy omni-channel demand. If we cannot locate suitable locations for these fulfillment centers at acceptable terms, we will need to rely on our store network, third-party operated fulfillment centers, our distribution centers, and vendors to help meet our fulfillment needs.

An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters) at any of these facilities might impair our ability to adequately stock our stores, process returns of products to vendors, and fulfill eCommerce orders at the speed expected by customers; increase costs associated with shipping and delivery; damage a material portion of our inventory; and otherwise negatively affect our operations, sales, profitability, and reputation.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company's business and standing with our customers.

The protection of our customer, associate and Company data is critical. The Company receives confidential customer data, including payment card and personally identifiable information, in the normal course of customer transactions. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures and result in unauthorized parties obtaining access to our data systems and misappropriating confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent a compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access to, disable, degrade, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.

Harm to our reputation could adversely impact our ability to attract and retain customers and employees.

Negative publicity or perceptions involving the Company or our brands, products, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to achieve our omni-channel goals, including providing an eCommerce and delivery experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability and product recalls; our social media activity; failure to comply with applicable laws and regulations; our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; and any of the other risks enumerated in these risk factors. Furthermore, the prevalence of social media may accelerate and increase the potential scope of any negative publicity we might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

Our private brand offerings and new retail concepts expose us to increased costs and certain additional risks.

We offer our customers private brand products that are not available from other retailers. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we exclusively license from third parties. We also evaluate and operate new retail concepts, including, for example, our Field & Stream and Golf Galaxy stores. We invest in our development and procurement resources and marketing efforts relating to these private brand offerings and new retail concepts. There is no assurance that our private brand products or our new retail concepts will be successful, and we could curtail or abandon any of our private brands or retail concepts at any time. Factors that could cause us to curtail or abandon one of our private brands or retail concepts include unexpected or increased costs or delays in development of the brand, demands on management resources, legal or regulatory constraints, changes in consumer demands, preferences and shopping patterns regarding sporting goods, or a determination that consumer demand no longer supports the brand or retail concept. Additional risks relating to our private brand offerings include product liability and product recalls; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.

Our ability to operate and expand our business and to respond to changing business and economic conditions is dependent upon the availability of adequate capital. The terms of our senior secured revolving credit facility impose certain restrictions that may impair our ability to access sufficient capital.

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

If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current senior secured revolving credit facility is not sufficient to meet our capital needs, we may have to obtain additional financing. We may not be able to obtain such refinancing or additional financing on favorable terms or at all. Our liquidity or access to capital could also be adversely affected by unforeseen changes in the financial markets and global economy.

Our strategic plans and initiatives may initially result in a negative impact on our financial results and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.

Our ability to successfully implement and execute our strategic plans and initiatives is dependent on many factors, some of which are out of our control. In response to a number of challenging conditions in the retail market as a whole, we may increase promotional activities to drive market share to our stores and online. An increase in promotional activities, which will have a negative impact on our gross profit margin, may not achieve the desired results. We also plan to focus on long-term strategic investments, including investments in our digital capabilities, our eCommerce platform, improvements to the customer experience in our stores and online, enhancements to our Scorecard loyalty program, the continued development of our private brands and the Team Sports HQ business, and attracting and retaining knowledgeable and skilled associates. These longer-term strategies may require significant capital investment and management attention at the expense of other business initiatives. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, product differentiation, and the ability to attract and retain qualified personnel. And if we are not be able to successfully execute our strategic plans and initiatives to achieve the intended results in the anticipated time frame or at all, our results of operation and financial condition may be adversely affected. Additionally, failure to meet stockholder expectations, particularly with respect to earnings, sales, and operating margins could result in volatility in the market value of our stock.

We are subject to costs and risks associated with a complex regulatory, compliance and legal environment, including increased or changing laws and regulations affecting our business, particularly those relating to the sale of consumer products and firearms and ammunition, and those relating to data protection and privacy.

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our operations and financial results. These laws may change, sometimes significantly and unexpectedly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability and consumer protection; eCommerce, data protection and privacy; advertisement and marketing; labor and employment; taxes, including changes to tax rates and new taxes, tariffs, and surcharges; firearms, ammunition, knives, food items or other regulated products; accounting, corporate governance and securities; custom or import; and intellectual property.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”).  Among other things, the Tax Act reduces the corporate income tax rate from 35% to 21% and provides for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers at reduced tax rates. The final impact of the Tax Act may differ materially from the estimates provided elsewhere in this Annual Report on Form 10-K due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. As these and other tax laws and related regulations change, our financial condition, results of operations and cash flows could be materially impacted.

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

In fiscal 2017, we purchased merchandise from approximately 1,300 vendors. Purchases from Nike represented approximately 18% of our total merchandise purchases. Although in fiscal 2017 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand if there are disruptions in our relationships with key suppliers which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to supply us with sufficient products that comply with our safety and quality standards, whether as a result of supply chain disruptions or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors might continue to or increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising which are not guaranteed. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.

We may be subject to various types of litigation and other claims, and our insurance may not be sufficient to cover damages related to those claims.

From time-to-time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, and other matters.

We sell hunting rifles, semi-automatic hunting rifles and ammunition, and in some of our stores, including Field & Stream stores, handguns. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and state laws and regulations. Any improper or illegal use by our customers of ammunition or firearms sold by us could have a negative impact on our reputation and business. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law and related to our policies on the sale of firearms and ammunition. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition.

We may incur losses relating to claims filed against us, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

If our product costs are adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.

A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers' sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of "most favored nation" status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. Furthermore, we could face significantly higher U.S. income and similar taxes with respect to sales of products purchased from foreign suppliers if the U.S. were to adopt a system of taxation, such as a border adjustment tax, under which the cost of imported products was not deductible in determining such products' tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us. If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' supplies or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

Our inability or failure to protect our intellectual property rights or any third parties claiming that we have infringed on their intellectual property rights could have a negative impact on our operating results.

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

We utilize a number of third-party information systems for core system needs of our business. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.

We may be unable to attract, train, engage and retain key personnel and associates. Furthermore, the loss of Edward W. Stack as our key executive could have a material adverse effect on our business.

If we do not continue to effectively implement our strategic and business planning processes to attract, retain, train and develop key personnel and qualified employees in all areas of the organization, our business may suffer. In addition, stores depend significantly on our ability to hire and retain quality associates, including store managers and sales associates. The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. We are also dependent on the associates who staff our distribution centers.

Furthermore, our success depends on continued service from Edward W. Stack, our Chairman and Chief Executive Officer, who has been operating the Company since 1984. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and the industry. If Mr. Stack no longer served a role in the Company, our business could be materially adversely affected.

Wage increases could adversely affect our financial results.

Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Poor performance of professional sports teams within our core regions of operation, as well as league-wide lockouts or strikes, retirement of or serious injury to key athletes or scandals involving such athletes could adversely affect our financial results.

We sell a significant amount of professional sports team merchandise, the success of which may be subject to fluctuations based on the success or failure of such teams or their key players. Poor performance by the professional sports teams within our core regions of operations, as well as league-wide lockouts or strikes, could cause our financial results to fluctuate year over year. In addition, to the extent we use individual athletes to market our products and advertise our stores or we sell merchandise branded by one or more athletes, the retirement or injury of such athletes or scandals in which they might be implicated could negatively impact our financial results.

The relative seasonality of our operations, along with the current geographic concentrations of our Dick's stores, exposes us to certain risks.

Our business is largely seasonal based on sports seasons and the holiday selling season. Furthermore, a majority of our Dick's Sporting Goods stores are located in the eastern half of the United States, which exposes us to various regional risks, including those relating to weather conditions. Many of our stores are located in geographic areas that experience seasonally cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Poor performance during our fourth quarter, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. Additionally, abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

We may pursue strategic alliances, acquisitions or investments and the failure of an alliance, acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

We may from time-to-time acquire or invest in complementary companies or businesses, such as the acquisitions of Blue Sombrero, Affinity Sports, and Game Changer as part of Dick's Team Sports HQ business. The success of acquisitions or investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to such businesses. There can be no assurance that our acquisitions or investments will produce the anticipated results within the expected time frame or at all. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business. Acquisitions may also result in the diversion of our capital and our management's attention from other business issues and opportunities.

We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from other stockholders.

As of February 3, 2018, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include: authorizing the issuance of Class B common stock; classifying the Board of Directors such that approximately one-third of directors are elected each year; authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting the use of cumulative voting for the election of directors; prohibiting stockholder action by partial written consent and requiring all stockholder actions to be taken at a meeting of our stockholders or by unanimous written consent if our Class B common stock is no longer outstanding; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters to be acted upon by stockholders at stockholder meetings.

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
Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay cash dividends on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a five-year $1 billion share repurchase program, we are not obligated to make any purchases under the program and we may discontinue it at any time.

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

As of February 3, 2018, we operated 845 stores in 47 states. The following table sets forth the number of stores by state:

State	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Alabama	14	3	17
Arizona	9	2	11
Arkansas	3	—	3
California	58	8	66
Colorado	14	2	16
Connecticut	12	2	14
Delaware	3	1	4
District of Columbia	1	—	1
Florida	42	8	50
Georgia	23	1	24
Idaho	5	1	6
Illinois	30	4	34
Indiana	20	1	21
Iowa	7	3	10
Kansas	10	1	11
Kentucky	12	2	14
Louisiana	8	1	9
Maine	4	—	4
Maryland	16	2	18
Massachusetts	19	2	21
Michigan	23	5	28
Minnesota	9	4	13
Mississippi	7	—	7
Missouri	14	2	16
Nebraska	4	1	5
Nevada	3	2	5
New Hampshire	6	—	6
New Jersey	18	3	21
New Mexico	4	—	4
New York	43	6	49
North Carolina	32	9	41
North Dakota	1	—	1
Ohio	40	10	50
Oklahoma	8	2	10
Oregon	10	2	12
Pennsylvania	41	11	52
Rhode Island	2	—	2
South Carolina	13	2	15
South Dakota	1	—	1
Tennessee	18	2	20
Texas	37	14	51
Utah	5	1	6
Vermont	2	—	2
Virginia	30	5	35
Washington	15	—	15
West Virginia	6	1	7
Wisconsin	13	3	16
Wyoming	1	—	1
Total	716	129	845

(1)
Includes the Company's Golf Galaxy and Field & Stream stores. As of February 3, 2018, the Company operated 94 Golf Galaxy stores in 32 states and 35 Field & Stream stores in 16 states. In some markets we operate adjacent stores on the same property with a pass-through for customers. We refer to this format as a "combo store" and include combo store openings within both the Dick's Sporting Goods and specialty concept store reconciliations, as applicable. As of February 3, 2018, the Company operated 20 combo stores.

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Conklin, New York	917,000	Owned
Atlanta, Georgia	914,000	Leased
Plainfield, Indiana	725,000	Leased
Goodyear, Arizona	624,000	Owned
Smithton, Pennsylvania	601,000	Leased

The Company's CSC occupies approximately 670,000 square feet of owned building space in Coraopolis, Pennsylvania. The Company is a direct tenant of Allegheny County Airport Authority ("ACAA") pursuant to an underlying ground lease through 2038. The Company holds a second ground lease with ACAA through 2038 for 89 acres adjacent to its CSC for potential future expansion.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND DIVIDEND POLICY

Shares of Dick's Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "DKS". The Company also has shares of Class B common stock outstanding, which are not listed or traded on any stock exchange or other market. Shares of our Class B common stock can be converted on a one-for-one basis to shares of our common stock at any time at the holder's option and are automatically converted upon the occurrence of certain events. The following table shows the quarterly high and low closing sale prices per share of the Company's common stock as reported by the NYSE for each quarter during the last two fiscal years and the quarterly cash dividend declared per share of our common stock during the periods indicated:

Fiscal Quarter Ended	High	Low	Dividend (a)
April 29, 2017	$53.17	$46.34	$0.17
July 29, 2017	$51.68	$35.12	$0.17
October 28, 2017	$37.97	$24.67	$0.17
February 3, 2018	$34.94	$24.39	$0.17

Fiscal Quarter Ended	High	Low	Dividend (b)
April 30, 2016	$47.74	$36.57	$0.15125
July 30, 2016	$51.29	$38.10	$0.15125
October 29, 2016	$61.59	$50.36	$0.15125
January 28, 2017	$62.25	$50.87	$0.15125

(a)
Quarterly cash dividend of $0.17 per share of common stock and Class B common stock paid on March 31, 2017, June 30, 2017, September 29, 2017 and December 29, 2017 to stockholders of record on March 10, 2017, June 9, 2017, September 8, 2017 and December 8, 2017, respectively.

(b)
Quarterly cash dividend of $0.15125 per share of common stock and Class B common stock paid on March 31, 2016, June 30, 2016, September 30, 2016 and December 30, 2016 to stockholders of record on March 11, 2016, June 10, 2016, September 9, 2016 and December 9, 2016, respectively.

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 26, 2018 was 265 and 25, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends will be subject to the final determination of the Board of Directors, and will be dependent upon multiple factors, including future earnings, cash flows, financial requirements and other considerations.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The following graph compares the performance of the Company's common stock with that of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on February 1, 2013 in the Company's common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to common stock repurchases made during the three months ended February 3, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
October 29, 2017 to November 25, 2017	339	$24.48	—	$799,264,950
November 26, 2017 to December 30, 2017	176,881	$26.99	176,613	$794,497,827
December 31, 2017 to February 3, 2018	1,164,736	$32.41	1,163,032	$756,800,069
Total	1,341,956	$31.69	1,339,645

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016.

The information set forth under Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated herein.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2017, 2016, 2015, 2014 and 2013 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2017, 2016, 2015, 2014 and 2013 presented below under the caption "Store Data" have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2017, which includes 53 weeks.

The information set forth below should be read in conjunction with other sections of this Annual Report on Form 10-K including Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$8,590,472	$7,921,981	$7,270,965	$6,814,479	$6,213,173
Cost of goods sold (1)	6,101,412	5,556,198	5,088,078	4,727,813	4,269,223
Gross profit	2,489,060	2,365,783	2,182,887	2,086,666	1,943,950
Selling, general and administrative expenses (2)	1,982,363	1,875,643	1,613,075	1,502,089	1,386,315
Pre-opening expenses (3)	29,123	40,286	34,620	30,518	20,823
Income from operations	477,574	449,854	535,192	554,059	536,812
Interest expense	8,047	5,856	4,012	3,215	2,929
Other (income) expense (4)	(31,810)	(14,424)	305	(5,170)	(12,224)
Income before income taxes	501,337	458,422	530,875	556,014	546,107
Provision for income taxes	177,892	171,026	200,484	211,816	208,509
Net income	$323,445	$287,396	$330,391	$344,198	$337,598
Per Common Share Data:
Earnings per common share - Basic	$3.02	$2.59	$2.87	$2.89	$2.75
Earnings per common share - Diluted	$3.01	$2.56	$2.83	$2.84	$2.69
Dividends declared per common share	$0.68	$0.605	$0.55	$0.50	$0.50
Weighted average common shares outstanding:
Basic	106,977	111,095	115,230	119,244	122,878
Diluted	107,586	112,216	116,794	121,238	125,628
Store Data:
Same store sales (decrease) increase (5)	(0.3)%	3.5%	(0.2)%	2.4%	1.9%
Number of stores at end of period (6)	845	797	741	694	642
Total square footage at end of period (6)	41,694,681	39,270,591	36,703,905	34,245,885	31,621,488
Net sales per square foot (7)	$178	$182	$181	$185	$186
Other Data:
Gross profit margin	29.0%	29.9%	30.0%	30.6%	31.3%
Selling, general and administrative expenses as a percentage of net sales	23.1%	23.7%	22.2%	22.0%	22.3%
Operating margin	5.6%	5.7%	7.4%	8.1%	8.6%
Inventory turnover (8)	3.19x	3.06x	3.03x	3.10x	3.18x
Depreciation and amortization	$237,651	$233,834	$193,594	$179,431	$154,928
Balance Sheet Data:
Inventories, net	$1,711,103	$1,638,632	$1,527,187	$1,390,767	$1,232,065
Working capital (9)	$581,071	$598,263	$621,015	$679,965	$578,649
Total assets	$4,203,939	$4,058,296	$3,559,336	$3,391,704	$3,032,870
Total debt including capital and financing lease obligations (10)	$65,286	$5,325	$5,913	$6,450	$7,375
Retained earnings	$2,205,651	$1,956,066	$1,737,214	$1,471,182	$1,187,514
Total stockholders' equity	$1,941,501	$1,929,489	$1,789,187	$1,832,225	$1,692,179

(1)
Cost of goods sold for fiscal 2014 included a $2.4 million write-down of golf-related inventory from the Company's golf restructuring. Cost of goods sold for fiscal 2016 included a $46.4 million write-down of inventory in connection with the Company's implementation of its new merchandising strategy. Cost of goods sold for fiscal 2017 includes an $11.5 million charge related to transition costs to enhance the Company's Scorecard loyalty program.

(2)
Selling, general and administrative expenses ("SG&A") for fiscal 2013 included $7.9 million for a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. SG&A for fiscal 2014 included a $14.4 million gain on sale of an additional corporate aircraft and asset impairment and severance charges related to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. SG&A for fiscal 2015 included a $7.9 million litigation settlement charge. SG&A for fiscal 2016 included a $32.9 million impairment of store assets and store closing charges primarily for ten Golf Galaxy stores in overlapping trade areas with acquired Golfsmith stores, merger and integration costs of $8.5 million to convert former The Sports Authority ("TSA") and Golfsmith stores to Dick's Sporting Goods and Golf Galaxy stores, and a $7.7 million non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Fiscal 2017 includes a $7.1 million charge for severance, other employee-related costs and asset write-downs related to a corporate restructuring and $6.6 million for costs related to a litigation contingency.

(3)
Pre-opening expenses for fiscal 2016 and fiscal 2017 included occupancy expenses totaling $5.1 million and $3.5 million, respectively, for TSA and Golfsmith stores converted to Dick's Sporting Goods and Golf Galaxy stores.

(4)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to SG&A for the same amount. During fiscal 2013, the Company recorded $4.3 million from the partial recovery of its previously impaired investment in JJB Sports. Fiscal 2017 includes the receipt of a $12.0 million contract termination payment and an $8.1 million multi-year sales tax refund.

(5)
A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. The Company's same store sales calculation consists of both brick and mortar and eCommerce sales. Fiscal 2017 excludes sales during the 53rd week.

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

(8)	Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.

(9)	Defined as current assets less current liabilities.

(10)	During fiscal 2017, the Company financed $62.5 million for the purchase of a corporate aircraft.

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

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream, and Dick's Team Sports HQ. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability include the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, growth in consolidated same store sales, which include the Company's eCommerce business, and strong gross profit margins. Over the last five years, the Company has grown from 518 Dick's Sporting Goods stores at the end of fiscal 2012 to 716 Dick's Sporting Goods stores at the end of fiscal 2017. The Company plans to reduce its rate of new store growth over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

In recent years, the Company has innovated its eCommerce sites and applications with customer experience enhancements, new releases of its mobile and tablet apps, and the development of omni-channel capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns. Additionally, the Company transitioned to an insourced eCommerce platform during the first quarter of fiscal 2017. The Company's eCommerce sales penetration to total net sales has increased from approximately 5% in fiscal 2012 to 12.4% in fiscal 2017. On average, over 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

The retail industry as a whole is dynamic, and the sporting goods category has faced significant disruption. Our business has been impacted by this disruption, as several traditional sporting goods competitors have gone out of business and those that remain, along with certain of our vendors, have become increasingly promotional. Vendors have also broadened their distribution into department stores and family footwear channels. Also, weak customer demand for firearms and other hunting merchandise across the industry has resulted in slower growth. Fiscal 2017 was also a year where we noted a lack of innovative new products within the sporting goods industry. To respond to these challenges, we increased our promotional activities to drive market share to our stores and online, which had a negative impact on our gross profit margin. We also implemented a new merchandising and vendor strategy to better serve customers and remove cost and complexity from our business and undertook expense reduction efforts to better align our talent and financial resources within our key growth areas.

Although we believe there is a stronger innovation pipeline from certain vendors and our own private brands in 2018 as well as better alignment of inventory in supply chains with sales trends, we expect some of the other challenges to persist in 2018. We see meaningful opportunity to drive improvements across our business and are focused on enhancing our omni-channel capabilities and elevating the customer experience across our omni-channel platform. We plan to focus on long-term strategic investments, including investments in our supply chain, digital capabilities, the development of Dick’s Team Sports HQ, improvements in the customer experience in stores and online, the continued development and marketing of our private brands, and continuing to attract and retain knowledgeable and skilled associates.

The Company's senior management focuses on certain key indicators to monitor the Company's performance including:

•
Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. See further discussion of the Company's consolidated same store sales within Part II, Item 6. "Selected Financial Data".

•
Earnings before taxes and the related operating margin – Our management views these as key indicators of our performance. The key drivers of earnings before taxes are same store sales, gross profit, and our ability to control selling, general and administrative expenses.

•
Cash flows from operating activities – Cash flow generation supports the general liquidity needs of the Company and funds capital expenditures for our omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant cash flows from operating activities and proportionately higher net income levels in our fiscal fourth quarter in connection with the holiday selling season and sales of cold weather sporting goods and apparel. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources and Changes in Financial Condition" section herein.

•
Quality of merchandise offerings – To measure acceptance of its merchandise offerings, the Company monitors sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps the Company manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

•
Store productivity – To assess store-level performance, the Company monitors various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

Executive Summary

•
Earnings per diluted share of $3.01 for the 53 weeks ended February 3, 2018 increased 17.6% compared to earnings per diluted share of $2.56 during the 52 weeks ended January 28, 2017. Net income for fiscal 2017 totaled $323.4 million compared to $287.4 million in fiscal 2016.

•	Fiscal 2017 net income includes:

◦	$2.2 million, net of tax, or $0.02 per diluted share, of costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores;

◦	$12.0 million, net of tax, or $0.11 per diluted share, of income from a contract termination payment;

◦	$4.4 million, net of tax, or $0.04 per diluted share, of costs attributable to a corporate restructuring;

◦	$5.0 million, net of tax, or $0.05 per diluted share, of income from a multi-year sales tax refund;

◦	$7.2 million, net of tax, or $0.07 per diluted share, of transition costs incurred to enhance the Company's Scorecard loyalty program; and

◦	$4.2 million, net of tax, or $0.04 per diluted share, of costs for a litigation contingency.

•	Fiscal 2016 net income included $62.3 million, net of tax, or $0.56 per diluted share, of costs for asset write-downs, impairments and merger and integration costs.

•
Net sales increased 8.4% to $8,590.5 million in fiscal 2017 from $7,922.0 million in fiscal 2016, due primarily to growth of our store network, as well as the inclusion of the 53rd week of sales during fiscal 2017. Consolidated same store sales decreased 0.3% on a 52-week to 52-week comparative basis.

•	eCommerce sales increased approximately 13% on a 52-week to 52-week comparative basis and penetration in fiscal 2017 increased to 12.4% of total net sales compared to 11.9% in fiscal 2016.

•	During fiscal 2017, the Company:

•	Declared and paid aggregate cash dividends of $0.68 per share of common stock and Class B common stock;

•	Repurchased 8.1 million shares of common stock for $284.6 million;

•	Ended the period with no outstanding borrowings under its Credit Facility; and

•	Amended its existing credit facility to increase lender commitments from $1 billion to $1.25 billion, extend the maturity date to August 9, 2022 and provide for a $350 million accordion feature.

•	The following table summarizes store openings and closings for fiscal 2017 and fiscal 2016:

	Fiscal 2017			Fiscal 2016
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	676	121	797	644	97	741
New stores:
Single-level stores	39	16	55	34	41	75
Two-level stores	4	—	4	4	—	4
Total new stores	43	16	59	38	41	79
Closed stores	3	8	11	6	17	23
Ending stores	716	129	845	676	121	797
Relocated stores	7	1	8	9	—	9

(1)	Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores.

Results of Operations

The following table presents, for the periods indicated, selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	2017 (A)	2016 (A)	2015 (A)	2017 - 2016	2016 - 2015
Net sales	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs	71.03	70.14	69.98	89	16
Gross profit	28.97	29.86	30.02	(89)	(16)
Selling, general and administrative expenses	23.08	23.68	22.19	(60)	149
Pre-opening expenses	0.34	0.51	0.48	(17)	3
Income from operations	5.56	5.68	7.36	(12)	(168)
Interest expense	0.09	0.07	0.06	2	1
Other (income) expense	(0.37)	(0.18)	—	(19)	(18)
Income before income taxes	5.84	5.79	7.30	5	(151)
Provision for income taxes	2.07	2.16	2.76	(9)	(60)
Net income	3.77%	3.63%	4.54%	14	(91)

(A)	Column does not add due to rounding.

Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and selling, general and administrative expenses ("SG&A"), our gross profit rate and SG&A rate may not be comparable to other retailers. For additional information regarding the types of costs classified within cost of goods sold, SG&A or any other financial statement line items presented herein, refer to Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

Fiscal 2017 (53 weeks) Compared to Fiscal 2016 (52 weeks)

Net Sales

Net sales increased 8.4% to $8,590.5 million in fiscal 2017 from $7,922.0 million in fiscal 2016 due primarily to the growth of our store network, as well as the inclusion of the 53rd week of sales during fiscal 2017, partially offset by a 0.3% decrease in consolidated same store sales on a 52-week to 52-week basis. Net sales during the 53rd week of fiscal 2017 totaled $105.4 million. The 0.3% decrease in consolidated same store sales reduced net sales by $23.0 million during fiscal 2017. Stores that are not yet included in the comparable store base increased net sales by $586.1 million during fiscal 2017. eCommerce sales penetration increased to 12.4% of total net sales during fiscal 2017 compared to 11.9% of total net sales during fiscal 2016, representing an increase of approximately 13% in eCommerce sales on a 52-week to 52-week comparative basis.

The decrease in consolidated same store sales was driven by declines in lodge hunting, electronics and licensed categories, partially offset by gains in the golf and athletic footwear categories along with our private brand businesses. The same store sales results for fiscal 2017 reflect a decrease in transactions of approximately 0.5% partially offset by an increase in sales per transaction of approximately 0.2%.

Income from Operations

Income from operations increased to $477.6 million in fiscal 2017 from $449.9 million in fiscal 2016.

Gross profit increased 5.2% to $2,489.1 million in fiscal 2017 from $2,365.8 million in fiscal 2016, but decreased as a percentage of net sales by 89 basis points compared to fiscal 2016. The decrease in gross profit as a percentage of net sales resulted from lower merchandise margins as the retail marketplace continued to be highly promotional, as well as occupancy deleverage, and higher eCommerce shipping and fulfillment costs. Occupancy costs increased $94.6 million in the current period from fiscal 2016. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 8.4% increase in net sales during the current period. Fiscal 2017 includes an $11.5 million charge related to transition costs to enhance the Company's Scorecard loyalty program, which negatively impacted gross profit as a percentage of net sales by 13 basis points. Fiscal 2016 included a $46.4 million inventory write-down in connection with the implementation of our new merchandising strategy, which negatively impacted gross profit as a percentage of net sales by 59 basis points.

SG&A expenses increased 5.7% to $1,982.4 million in fiscal 2017 from $1,875.6 million in fiscal 2016, but decreased as a percentage of net sales by 60 basis points primarily driven by lower incentive compensation and savings from our new eCommerce operating model, partially offset by higher store payroll costs incurred to deliver improved customer service, and asset impairment charges. Fiscal 2017 includes $7.1 million related to corporate restructuring charges and $6.6 million for costs related to a litigation contingency, each of which negatively impacted SG&A expenses as a percentage of net sales by eight basis points. Fiscal 2016 included $49.1 million of charges for asset write-downs, impairments and merger and integration costs, which negatively impacted SG&A expenses by 62 basis points in the prior year.

Pre-opening expenses decreased to $29.1 million in fiscal 2017 from $40.3 million in fiscal 2016. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. The Company incurred $3.5 million and $5.1 million during fiscal 2017 and fiscal 2016, respectively, to convert TSA and Golfsmith stores to Dick's Sporting Goods and Golf Galaxy stores. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords, as we commence recognition of rent expense when we take possession of a site as opposed to when we commence occupancy under the lease term.

Other Income

Other income increased to $31.8 million in fiscal 2017 from $14.4 million in fiscal 2016. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to SG&A expenses for the same amount. The Company recognized investment income totaling $11.1 million in fiscal 2017 compared to investment income of $7.2 million in fiscal 2016, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Additionally, fiscal 2017 includes $12.0 million for the receipt of a contract termination payment and $8.1 million for the receipt of a multi-year sales tax refund. Fiscal 2016 included a $2.9 million benefit from a multi-year sales tax refund as well as a $4.0 million gain for the Company's share of profits from the liquidation of former Golfsmith stores.

Income Taxes

The Company's effective tax rate was 35.5% for fiscal 2017 compared to 37.3% for fiscal 2016. The decrease is primarily due to a lower statutory corporate tax rate resulting from the Tax Act, which required the Company to apply a blended federal income tax rate to fiscal 2017 results based upon a pro-rated percentage of the number of days before and after January 1, 2018.

Fiscal 2016 (52 weeks) Compared to Fiscal 2015 (52 weeks)

Net Sales

Net sales increased 9.0% to $7,922.0 million in fiscal 2016 from $7,271.0 million in fiscal 2015 due primarily to the growth of our store network and a 3.5% increase in consolidated same store sales. The 3.5% increase in consolidated same store sales contributed $245.6 million of the increase in net sales during fiscal 2016. The remaining $405.4 million increase in net sales was attributable to new stores. The 3.5% increase in consolidated same store sales consisted of a 3.7% increase at Dick's Sporting Goods and a 0.2% increase at Golf Galaxy. eCommerce sales penetration was 11.9% of total net sales during fiscal 2016 compared to 10.3% of total net sales during fiscal 2015, representing an increase of approximately 26% in eCommerce sales.

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

Gross profit increased 8.4% to $2,365.8 million in fiscal 2016 from $2,182.9 million in fiscal 2015, but decreased as a percentage of net sales by 16 basis points compared to fiscal 2015.

Given the continuing consolidation that was occurring in the sporting goods industry, the Company conducted a thorough review of its business, including its merchandising strategy, vendor structure and its stores during fiscal 2016. As a result of this review, the Company implemented a new merchandising and vendor strategy to better serve its customers. During fiscal 2016, the Company recognized a $46.4 million inventory write-down, or 59 basis points, to reflect merchandise that did not fit with its go forward merchandising strategy to its net realizable value.

Apart from the inventory write-down, merchandise margin expanded by 61 basis points when compared to fiscal 2015, which was primarily driven by lower promotional activity during fiscal 2016. The improvement in merchandise margin was partially offset by higher shipping expenses during fiscal 2016 resulting from the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. Occupancy costs increased $68.4 million from fiscal 2015 but leveraged slightly compared to fiscal 2015. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a slightly lower rate than the 9.0% increase in net sales during fiscal 2016.

SG&A expenses increased 16.3% to $1,875.6 million in fiscal 2016 from $1,613.1 million in fiscal 2015, and increased as a percentage of net sales by 149 basis points. Fiscal 2016 included $49.1 million of charges for asset write-downs, impairments and merger and integration costs. Fiscal 2015 included a litigation settlement charge of $7.9 million.

The Company's comprehensive review of its business referenced above resulted in the closure of three Dick's Sporting Goods stores. The Company also closed ten Golf Galaxy stores that were located in close proximity to an acquired Golfsmith store that was better positioned to serve our customers. Further, the Company impaired assets of 12 stores and wrote-down the carrying value of a corporate aircraft held for sale to its fair market value. Fiscal 2016 charges also included TSA and Golfsmith integration costs.

Apart from the enumerated items affecting both fiscal 2016 and 2015, SG&A expenses increased as a percentage of net sales by 98 basis points. This increase was due primarily to higher administrative payroll, incentive compensation and benefit costs and higher store payroll costs as the Company continued to invest to enhance the shopping experience within its stores compared to fiscal 2015.

Pre-opening expenses increased to $40.3 million in fiscal 2016 from $34.6 million in fiscal 2015. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. Fiscal 2016 included costs incurred by the Company to convert TSA and Golfsmith stores to Dick's Sporting Goods and Golf Galaxy stores totaling $5.1 million. Pre-opening rent expenses for our self-developed store sites will generally exceed those for sites built to our specifications by our landlords, as we commence recognition of rent expense when we take possession of a site as opposed to when we commence occupancy under the lease term.

Other (Income) Expense

Other income increased to $14.4 million in fiscal 2016 compared to $0.3 million of expense in fiscal 2015. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to SG&A expenses for the same amount. The Company recognized investment income totaling $7.2 million during fiscal 2016 compared to an investment loss of $1.7 million during fiscal 2015, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Fiscal 2016 also included a $2.9 million benefit from a multi-year sales tax refund as well as a $4.0 million gain for the Company's share of profits from the liquidation of former Golfsmith stores.

Income Taxes

The Company's effective tax rate was 37.3% for fiscal 2016 compared to 37.8% for fiscal 2015 primarily due to the partial reversal of a valuation allowance resulting from realization of capital gains in fiscal 2016.

Liquidity and Capital Resources

Overview

The Company has a $1.25 billion senior secured revolving credit facility (the "Credit Facility"), which also provides for up to $150 million in the form of letters of credit. Under the Credit Facility, which is further described within Note 7 to the Consolidated Financial Statements, subject to satisfaction of certain conditions, the Company may request an increase of up to $350 million in additional borrowing availability.

The Company's liquidity and capital needs have generally been met by cash from operating activities supplemented by borrowings under the Company's Credit Facility as seasonally necessary. Cash flow from operations is seasonal in our business. The Company generally utilizes its Credit Facility for working capital needs based primarily on the seasonal nature of its operating cash flows, with the Company's peak borrowing level occurring early in the fourth quarter as the Company increases inventory in advance of the holiday selling season.

Liquidity information for the fiscal periods ended (dollars in thousands):

	February 3, 2018	January 28, 2017
Funds drawn on Credit Facility	$2,742,800	$2,159,600
Number of business days with outstanding balance on Credit Facility	228 days	199 days
Maximum daily amount outstanding under Credit Facility	$569,000	$506,900

The Company's more frequent use of its Credit Facility in fiscal 2017 compared to fiscal 2016 was primarily driven by the Company's effort to provide increased capital return to stockholders.

Liquidity information as of the fiscal periods ended (dollars in thousands):

	February 3, 2018	January 28, 2017
Outstanding borrowings under Credit Facility	$—	$—
Cash and cash equivalents	$101,253	$164,777
Remaining borrowing capacity under Credit Facility	$1,233,869	$978,687
Outstanding letters of credit under Credit Facility	$16,131	$21,313

The Company intends to allocate capital to invest in its future growth, specifically growing its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as other long-term strategic investments and returning capital to stockholders through share repurchases and dividends.

Capital expenditures – Fiscal 2017 capital expenditures totaled $372.6 million on a net basis, which includes tenant allowances provided by landlords, and $474.3 million on a gross basis. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. We opened 59 new stores and completed construction of our fifth regional distribution facility in fiscal 2017. The Company also plans to continue to invest in improving its eCommerce fulfillment network and corporate information technology capabilities. Our new stores, as well as investments in our existing stores and fifth distribution facility, represented the majority of our total capital expenditures during fiscal 2017.

We currently expect fiscal 2018 capital expenditures to be approximately $250.0 million on a net basis and $280.0 million on a gross basis. We plan to continue to invest in technology and eCommerce fulfillment to deliver the best omni-channel customer experience in sporting goods. We plan to reduce our new stores in fiscal 2018 to approximately 19 new Dick's Sporting Goods stores which represents a significant reduction from fiscal 2017. Approximately 50% of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2017, the Company repurchased 8.1 million shares of its common stock for $284.6 million and currently has approximately $756.8 million remaining under its authorization that extends through 2021. During fiscal 2016, the Company repurchased 3.1 million shares of its common stock for $145.7 million. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue opportunistic repurchases of additional shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other considerations.

Dividends – During the fiscal year ended February 3, 2018, the Company paid $73.1 million of dividends to its stockholders. On February 12, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.225 per share of common stock and Class B common stock payable on March 30, 2018 to stockholders of record as of the close of business on March 9, 2018. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon multiple factors including, future earnings, cash flows, financial requirements and other considerations.

The Company currently believes cash flows generated by operations and funds available under its Credit Facility will be sufficient to satisfy capital requirements, including planned capital expenditures, share repurchases and quarterly dividend payments to its stockholders through fiscal 2018. The Company may require additional funding should the Company pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.

Changes in cash and cash equivalents are as follows (dollars in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net cash provided by operating activities	$746,310	$768,994	$650,340
Net cash used in investing activities	(485,648)	(550,324)	(372,434)
Net cash used in financing activities	(324,240)	(172,876)	(380,543)
Effect of exchange rate changes on cash and cash equivalents	54	47	(106)
Net (decrease) increase in cash and cash equivalents	$(63,524)	$45,841	$(102,743)

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

Cash provided by operating activities decreased $22.7 million in fiscal 2017 to $746.3 million. The decrease in cash provided by operating activities was due primarily to a $91.9 million decrease in cash flows generated from changes in operating assets and liabilities year-over-year, excluding the timing impact of cash payments for income taxes, partially offset by a $36.0 million increase in net income.

The decrease in operating assets and liabilities year-over-year is primarily due to the following:

•
Changes in deferred construction allowances decreased operating cash flows by $78.2 million compared to the prior year, primarily due to year-over-year changes in the timing and amount of payments received for self-developed stores.

•
Changes in accrued expenses decreased operating cash flows by $50.9 million compared to the prior year, primarily due to year-over-year changes in incentive compensation accruals and corresponding payments.

•	Changes in inventory and accounts payable increased operating cash flows by $77.7 million compared to fiscal 2016, primarily attributable to the timing of inventory receipts.

Investing Activities

Cash used in investing activities for fiscal 2017 decreased by $64.7 million to $485.6 million from fiscal 2016 primarily due to a $109.8 million decrease in acquisition-related activity, partially offset by a $52.4 million increase in gross capital expenditures. During fiscal 2016, the Company acquired certain assets of TSA and Golfsmith as well as two sports management technology companies, Affinity Sports and GameChanger, for a total of $118.8 million. The increase in gross capital expenditures was primarily driven by the construction of our fifth distribution facility and the purchase of a corporate aircraft during fiscal 2017.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash used in financing activities for fiscal 2017 totaled $324.2 million compared to $172.9 million in fiscal 2016. The Company had higher share repurchases during fiscal 2017 compared to fiscal 2016, partially offset by financing the purchase of a corporate aircraft during fiscal 2017.

Contractual Obligations and Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as of February 3, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Term loan (see Note 7)	$60,608	$4,523	$9,045	$9,045	$37,995
Capital lease obligations (see Note 7)	4,570	588	1,519	1,425	1,038
Other long-term debt	108	91	17	—	—
Interest payments (see Note 7)	1,595	446	687	381	81
Operating lease obligations (see Note 8) (a)	3,731,824	612,033	1,105,992	855,915	1,157,884
Unrecognized tax benefits (b)	4,027	4,027	—	—	—
Purchase and other commitments (see Note 14) (c)	194,126	102,980	71,027	8,035	12,084
Total contractual obligations	$3,996,858	$724,688	$1,188,287	$874,801	$1,209,082

(a)	Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.

(b)	Excludes $6,507 of accrued liability for unrecognized tax benefits as we cannot reasonably estimate the timing of settlement. These payments include interest and penalties.

(c)
The Company's purchase obligations relate primarily to marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider, corporate aircraft and technology-related and other ordinary course commitments. In the ordinary course of business, the Company enters into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2017.

The Note references in the table above are to the Notes to the Consolidated Financial Statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at February 3, 2018 (in thousands):

	Total	Less than 1 year
Other commercial commitments:
Documentary letters of credit	$—	$—
Standby letters of credit	16,131	16,131
Total other commercial commitments	$16,131	$16,131

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangements

Operating leases for our stores represent the majority of our contractual obligations. Future scheduled lease payments under non-cancellable operating leases as of February 3, 2018 are described under the heading "Operating lease obligations" in the table above.

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

Inventory Valuation

The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and the Company records a reserve to reduce the carrying value to net realizable value, as necessary. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

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

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the aggregate identified tangible and intangible assets and liabilities. As of February 3, 2018, the Company had no reporting unit(s) at risk for goodwill impairment.

Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, or more frequently as mentioned above. The fair value of the Company's intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future sales growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, the Company may be exposed to losses that could be material. The Company does not believe there is reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate fair value. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains its Credit Facility to support potential liquidity and capital needs. Our interest rate under the Credit Facility is benchmarked to, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. There were no outstanding borrowings under the Credit Facility as of February 3, 2018 and January 28, 2017.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. The Company had cash equivalent investments at February 3, 2018 and January 28, 2017 totaling $21.0 million and $81.6 million, respectively. As these investments are short-term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments.

During fiscal 2017 and 2016, a hypothetical 10% increase or decrease in interest rates would not have materially affected the Consolidated Financial Statements.

Impact of Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net sales if the selling prices of our products do not increase with inflation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 43 through 68 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of February 3, 2018, the Company's disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 3, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Dick's Sporting Goods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated March 30, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 30, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)
Information relative to Directors of the Company is set forth under the section entitled "Item 1 - Election of Directors" in the Company's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders ("2018 Proxy Statement") and is incorporated herein by reference.

(b)	Information with respect to Executive Officers of the Company is set forth in Part I, Item 1.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled "Stock Ownership" in the 2018 Proxy Statement and is incorporated herein by reference.

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

(e)
Information on our audit committee and audit committee financial experts is set forth under the section entitled "Corporate Governance" in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the sections entitled "Executive Compensation", "Compensation Tables", "Corporate Governance" and "Item 1 - Election of Directors" in the Company's 2018 Proxy Statement. The information under the caption "Executive Compensation - Compensation Committee Report" shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's 2018 Proxy Statement. The following table summarizes information, as of February 3, 2018, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,129,949	(2)	$48.97	6,492,488	(3)
Equity compensation plans not approved by security holders	—			—
Total	3,129,949			6,492,488

(1)
Represents outstanding awards pursuant to the Company's 2002 Amended and Restated Stock and Incentive Plan and 2012 Stock and Incentive Plan, as Amended and Restated (the "2012 Plan"). Represents shares of common stock. Shares of Class B Common Stock are not generally authorized for issuance under the 2012 Stock and Incentive Plan.

(2)
Upon adoption of the 2012 Plan, the common stock available under the 2002 Amended and Restated Stock and Incentive Plan, Golf Galaxy, Inc. 1996 Stock Option and Incentive Plan and Golf Galaxy, Inc. 2004 Stock Incentive Plan became available for issuance under the 2012 Plan.

(3)
Shares of common stock that are subject to any award (e.g. options, stock appreciation rights, restricted stock, restricted stock units or performance stock) pursuant to the 2012 Plan will count against the aggregate number of shares of common stock that may be issued as one share for every share issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors - How does the Board determine which directors are considered independent?" in the Company's 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the caption "Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 41 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 75 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 69 to 72 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Dick's Sporting Goods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 30, 2018

We have served as the Company's auditor since 1998.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$8,590,472	$7,921,981	$7,270,965
Cost of goods sold, including occupancy and distribution costs	6,101,412	5,556,198	5,088,078
GROSS PROFIT	2,489,060	2,365,783	2,182,887
Selling, general and administrative expenses	1,982,363	1,875,643	1,613,075
Pre-opening expenses	29,123	40,286	34,620
INCOME FROM OPERATIONS	477,574	449,854	535,192
Interest expense	8,047	5,856	4,012
Other (income) expense	(31,810)	(14,424)	305
INCOME BEFORE INCOME TAXES	501,337	458,422	530,875
Provision for income taxes	177,892	171,026	200,484
NET INCOME	$323,445	$287,396	$330,391
EARNINGS PER COMMON SHARE:
Basic	$3.02	$2.59	$2.87
Diluted	$3.01	$2.56	$2.83
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	106,977	111,095	115,230
Diluted	107,586	112,216	116,794

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
NET INCOME	$323,445	$287,396	$330,391
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	54	47	(106)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	54	47	(106)
COMPREHENSIVE INCOME	$323,499	$287,443	$330,285

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	February 3, 2018	January 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,253	$164,777
Accounts receivable, net	60,107	75,199
Income taxes receivable	4,433	2,307
Inventories, net	1,711,103	1,638,632
Prepaid expenses and other current assets	129,189	114,763
Total current assets	2,006,085	1,995,678
PROPERTY AND EQUIPMENT, NET	1,677,340	1,522,574
INTANGIBLE ASSETS, NET	136,587	140,835
GOODWILL	250,476	245,059
OTHER ASSETS:
Deferred income taxes	13,639	45,927
Other	119,812	108,223
Total other assets	133,451	154,150
TOTAL ASSETS	$4,203,939	$4,058,296
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$843,075	$755,537
Accrued expenses	354,181	384,210
Deferred revenue and other liabilities	212,080	203,788
Income taxes payable	10,476	53,234
Current portion of other long-term debt and leasing obligations	5,202	646
Total current liabilities	1,425,014	1,397,415
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	60,084	4,679
Deferred income taxes	10,232	—
Deferred revenue and other liabilities	767,108	726,713
Total long-term liabilities	837,424	731,392
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 110,175,392 and 109,355,095 at February 3, 2018 and January 28, 2017, respectively; outstanding shares 78,317,898 and 85,619,878 at February 3, 2018 and January 28, 2017, respectively	783	856
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,710,870 at February 3, 2018 and January 28, 2017, respectively	247	247
Additional paid-in capital	1,177,778	1,130,830
Retained earnings	2,205,651	1,956,066
Accumulated other comprehensive loss	(78)	(132)
Treasury stock, at cost, 31,857,494 and 23,735,217 at February 3, 2018 and January 28, 2017, respectively	(1,442,880)	(1,158,378)
Total stockholders' equity	1,941,501	1,929,489
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,203,939	$4,058,296

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Dollars	Shares	Dollars
BALANCE, January 31, 2015	93,205,708	$932	24,900,870	$249	$1,015,404	$1,471,182	$(73)	$(655,469)	$1,832,225
Exercise of stock options	773,773	8	—	—	20,609	—	—	—	20,617
Restricted stock vested	400,951	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(134,119)	(1)	—	—	(7,752)	—	—	—	(7,753)
Net income	—	—	—	—	—	330,391	—	—	330,391
Stock-based compensation	—	—	—	—	29,288	—	—	—	29,288
Total tax benefit from exercise of stock options	—	—	—	—	6,160	—	—	—	6,160
Foreign currency translation adjustment, net of taxes of $62	—	—	—	—	—	—	(106)	—	(106)
Purchase of shares for treasury	(7,395,683)	(74)	—	—	—	—	—	(357,202)	(357,276)
Cash dividends declared, $0.55 per common share	—	—	—	—	—	(64,359)	—	—	(64,359)
BALANCE, January 30, 2016	86,850,630	$869	24,900,870	$249	$1,063,705	$1,737,214	$(179)	$(1,012,671)	$1,789,187
Exchange of Class B common stock for common stock	190,000	2	(190,000)	(2)	—	—	—	—	—
Exercise of stock options	1,421,389	13	—	—	31,076	—	—	—	31,089
Restricted stock vested	438,160	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(149,347)	(1)	—	—	(7,059)	—	—	—	(7,060)
Net income	—	—	—	—	—	287,396	—	—	287,396
Stock-based compensation	—	—	—	—	33,602	—	—	—	33,602
Total tax benefit from exercise of stock options	—	—	—	—	9,510	—	—	—	9,510
Foreign currency translation adjustment, net of taxes of $28	—	—	—	—	—	—	47	—	47
Purchase of shares for treasury	(3,130,954)	(31)	—	—	—	—	—	(145,707)	(145,738)
Cash dividends declared, $0.605 per common share	—	—	—	—	—	(68,544)	—	—	(68,544)
BALANCE, January 28, 2017	85,619,878	$856	24,710,870	$247	$1,130,830	$1,956,066	$(132)	$(1,158,378)	$1,929,489
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	—	—	(1,744)	—	—	(1,744)
Exercise of stock options	582,022	6	—	—	16,552	—	—	—	16,558
Restricted stock vested	359,956	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(121,681)	(1)	—	—	(5,840)	—	—	—	(5,841)
Net income	—	—	—	—	—	323,445	—	—	323,445
Stock-based compensation	—	—	—	—	36,239	—	—	—	36,239
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	54	—	54
Purchase of shares for treasury	(8,122,277)	(81)	—	—	—	—	—	(284,502)	(284,583)
Cash dividends declared, $0.68 per common share	—	—	—	—	—	(72,116)	—	—	(72,116)
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323,445	$287,396	$330,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,651	233,834	193,594
Deferred income taxes	42,453	(45,036)	9,243
Stock-based compensation	36,239	33,602	29,288
Other non-cash items	5,327	721	626
Changes in assets and liabilities:
Accounts receivable	(208)	(4,125)	(6,412)
Inventories	(71,751)	(84,733)	(136,420)
Prepaid expenses and other assets	(29,072)	(2,282)	(21,266)
Accounts payable	124,628	59,870	34,232
Accrued expenses	13,597	64,469	5,190
Income taxes payable / receivable	(39,347)	26,034	7,158
Deferred construction allowances	101,712	179,864	165,616
Deferred revenue and other liabilities	1,636	19,380	39,100
Net cash provided by operating activities	746,310	768,994	650,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(474,347)	(421,920)	(370,028)
Acquisitions, net of cash acquired	(8,957)	(118,769)	—
Deposits and purchases of other assets	(2,344)	(9,635)	(2,406)
Net cash used in investing activities	(485,648)	(550,324)	(372,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	2,742,800	2,159,600	1,338,100
Revolving credit repayments	(2,742,800)	(2,159,600)	(1,338,100)
Proceeds from term loan	62,492	—	—
Payments on other long-term debt and leasing obligations	(2,531)	(588)	(537)
Construction allowance receipts	—	—	—
Proceeds from exercise of stock options	16,558	31,089	20,617
Minimum tax withholding requirements	(5,841)	(7,060)	(7,753)
Cash paid for treasury stock	(284,583)	(145,738)	(357,276)
Cash dividends paid to stockholders	(73,099)	(67,972)	(64,715)
(Decrease) increase in bank overdraft	(37,236)	17,393	29,121
Net cash used in financing activities	(324,240)	(172,876)	(380,543)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54	47	(106)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63,524)	45,841	(102,743)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,777	118,936	221,679
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,253	$164,777	$118,936
Supplemental disclosure of cash flow information:
Accrued property and equipment	$29,834	$70,129	$43,481
Cash paid during the year for interest	$8,598	$4,983	$3,308
Cash paid during the year for income taxes	$185,798	$196,712	$186,741

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations – Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream specialty concept stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communications and live scorekeeping, custom uniforms and FanWear, and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront.

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2017, 2016 and 2015 ended on February 3, 2018, January 28, 2017 and January 30, 2016, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2017, which includes 53 weeks.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments and totaled $21.0 million and $81.6 million at February 3, 2018 and January 28, 2017, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 3, 2018 and January 28, 2017 include $115.2 million and $152.5 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consist principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $3.5 million and $3.2 million at February 3, 2018 and January 28, 2017, respectively.

Inventories – Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $154.5 million and $176.4 million at February 3, 2018 and January 28, 2017, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Computer software	3-10 years
For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Depreciation expense was $214.9 million, $203.1 million and $178.9 million for fiscal 2017, 2016 and 2015, respectively.

Renewals and betterments are capitalized and repairs and maintenance are expensed as incurred.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets and Closed Store Reserves – The Company evaluates its long-lived assets to assess whether the carrying values have been impaired whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus eventual net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. The related expense is recorded within selling, general and administrative expenses on the Consolidated Statements of Income.

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

Intangible Assets – Intangible assets consist primarily of trademarks and acquired trade names with indefinite lives, which are tested for impairment annually or whenever circumstances indicate that a decline in value may have occurred. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. The Company's finite-lived intangible assets consist primarily of customer lists, favorable lease assets and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation – The Company has the ability to grant restricted shares of common stock, restricted stock units and stock options to purchase common stock under the Dick's Sporting Goods, Inc. 2012 Stock and Incentive Plan, as Amended and Restated (the "2012 Plan"). The Company records stock-based compensation expenses based on the fair value of stock awards at the grant date and recognizes the expense over the related service period.

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

Selling, General and Administrative Expenses – Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, operating costs associated with the Company's internal eCommerce platform, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's Customer Support Center ("CSC").

Advertising Costs – Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $330.1 million, $304.9 million and $276.3 million for fiscal 2017, 2016 and 2015, respectively.

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

	Fiscal Year
	2017	2016	2015
Hardlines (1)	$3,887	$3,574	$3,264
Apparel	2,920	2,756	2,553
Footwear	1,695	1,529	1,403
Other (2)	88	63	51
Total net sales	$8,590	$7,922	$7,271

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

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

Contingent payments based upon sales and future increases determined by inflation-related indices cannot be estimated at the inception of the lease and accordingly, are charged to operations as incurred. The Company records contingent rent within accrued expenses on the Consolidated Balance Sheets.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017, on a prospective basis. The Company recorded an excess tax deficiency during fiscal 2017 of $0.9 million. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with our accounting policy prior to adoption of ASU 2016-09.

The Company adopted the provisions of ASU 2016-09 related to changes on the Consolidated Statements of Cash Flows on a retrospective basis. As a result, we no longer classify excess tax benefits as a financing activity, which increased net cash provided by operating activities and reduced net cash provided by financing activities for fiscal 2016 and 2015 by $10.0 million and $6.8 million, respectively. Additionally, employee taxes paid for shares withheld for income taxes are classified within financing activities on the Consolidated Statements of Cash Flows, which is consistent with our accounting policy prior to the adoption of ASU 2016-09.

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

The Company will adopt these ASU’s during the first quarter of fiscal 2018 using the modified retrospective approach and has determined that their adoption will not have a material impact on our Consolidated Financial Statements. The primary impact resulting from the adoption of these ASU's relates to the timing of revenue recognition for gift card breakage. Gift card breakage prior to adoption is recognized at the point gift card redemption is deemed remote. Upon adoption, the Company will recognize gift card breakage in proportion to the pattern of rights exercised by the customer. This change in accounting policy will result in a cumulative effect adjustment to increase retained earnings during the first quarter of fiscal 2018 by approximately $20.5 million. Beginning in fiscal 2018, we will record gift card breakage within net sales on the Consolidated Statement of Income.
The Company has assessed and determined that our revenue recognition practices related to our current vendor-direct sales arrangements, for which we are the principal and which therefore are recorded on a gross basis, will remain unchanged upon adoption. Beginning in fiscal 2018, the Company will make immaterial financial statement presentation reclassifications related to our customer loyalty program and our sales return reserve on a prospective basis. The adoption of these ASU's will also

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

result in enhanced footnote disclosure requirements during the first quarter of fiscal 2018 including certain balance sheet activity and unsatisfied performance obligations related to certain promotional programs.

2. Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill and accumulated impairment charges as of the end of the fiscal periods (in thousands):

	2017		2016
	Carrying Value	Accumulated Impairment	Carrying Value	Accumulated Impairment
Goodwill	$250,476	$111,312	$245,059	$111,312

No impairment charges were recorded for goodwill in fiscal 2017, 2016 or 2015.

The Company had indefinite-lived and finite-lived intangible assets of $111.0 million and $25.6 million, respectively, as of February 3, 2018 and $111.0 million and $29.8 million, respectively, as of January 28, 2017.

The components of intangible assets were as follows as of the end of the fiscal periods (in thousands):

	2017		2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$89,206	$—	$89,206	$—
Trade names (indefinite-lived)	16,031	—	16,031	—
Customer lists	21,166	(4,922)	19,166	(2,260)
Acquired technology and other finite-lived intangible assets	26,901	(17,583)	26,763	(13,843)
Other indefinite-lived intangible assets	5,788	—	5,772	—
Total intangible assets	$159,092	$(22,505)	$156,938	$(16,103)

Amortization expense for the Company's finite-lived intangible assets was $6.4 million, $3.5 million and $1.6 million for fiscal 2017, 2016 and 2015, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of February 3, 2018 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2018	$6,428
2019	5,514
2020	4,636
2021	4,104
2022	2,898
Thereafter	1,982
Total	$25,562

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes intangible assets acquired during fiscal 2016:

	Finite-lived			Indefinite-lived		Total Intangible Assets Acquired
	Customer Lists	Acquired Technology	Tradenames	Goodwill	Tradenames
TSA (1)	$10,300	$—	$2,300	$—	$—	$12,600
Technology companies (2)	4,651	7,671	—	44,465	6,181	62,968
Golfsmith (3)	3,015	—	230	—	—	3,245
Total	$17,966	$7,671	$2,530	$44,465	$6,181	$78,813

Weighted average amortization period (in years)	7	5	3			6

(1)
The Company acquired intellectual property assets of The Sports Authority ("TSA") along with the right to acquire 31 store leases for $17.2 million, net of sale proceeds. The Company retained 22 of the acquired store leases.

(2)	The Company acquired two sports management technology companies, Affinity Sports and GameChanger, which support the Dick's Team Sports HQ platform, for an aggregate purchase price of $63.8 million.

(3)
The Company acquired intellectual property assets of Golfsmith International Holdings, Inc. ("Golfsmith") along with the right to acquire store leases and inventory for 30 stores, for approximately $41.1 million, of which $3.2 million was for intellectual property assets.

3. Store Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2017	2016
Accrued store closing and relocation reserves, beginning of period	$17,531	$11,702
Expense charged to earnings	1,733	12,513
Cash payments	(9,522)	(5,943)
Interest accretion and other changes in assumptions	794	(741)
Accrued store closing and relocation reserves, end of period	10,536	17,531
Less: current portion of accrued store closing and relocation reserves	(4,440)	(8,682)
Long-term portion of accrued store closing and relocation reserves	$6,096	$8,849

The Company recorded $5.7 million of expense during fiscal 2016 for the closure of ten Golf Galaxy stores that were located in close proximity to an acquired Golfsmith store that was better positioned to serve its customers.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2017	2016
Buildings and land	$308,326	$224,061
Leasehold improvements	1,587,235	1,514,825
Furniture, fixtures and equipment	1,123,216	932,442
Computer software	359,175	338,750
Total property and equipment	3,377,952	3,010,078
Less: accumulated depreciation and amortization	(1,700,612)	(1,487,504)
Net property and equipment	$1,677,340	$1,522,574

The amounts above include construction in progress of $58.2 million and $182.8 million for fiscal 2017 and 2016, respectively.

With the pace of consolidation within the sporting goods industry, the Company conducted a comprehensive review of its business, including its stores, during the fourth quarter of fiscal 2016. As a result of this comprehensive review, the Company recorded a $23.4 million impairment charge during fiscal 2016 to adjust certain long-lived store assets, primarily comprised of leasehold improvements, to fair value.

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2017	2016
Accrued payroll, withholdings and benefits	$125,426	$137,472
Accrued real estate taxes, utilities and other occupancy	73,200	78,367
Accrued property and equipment	30,303	71,365
Accrued sales tax	23,396	32,826
Other accrued expenses	101,856	64,180
Total accrued expenses	$354,181	$384,210

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods (in thousands):

	2017	2016
Current:
Deferred gift card revenue	$179,458	$179,069
Other	32,622	24,719
Total current	$212,080	$203,788
Long-term:
Deferred rent, including pre-opening rent	$105,998	$102,938
Deferred construction allowances	547,612	523,078
Other	113,498	100,697
Total long-term	$767,108	$726,713

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

The Company's carrying value and fair value of outstanding debt consists of the following as of the end of the fiscal periods (in thousands):

	2017	2016
Revolving line of credit	$—	$—
Term loan	60,608	—
Capital leases	4,570	5,091
Other debt	108	234
Total debt	65,286	5,325
Less: current portion	(5,202)	(646)
Total long-term debt	$60,084	$4,679

Revolving Credit Facility – On August 9, 2017, the Company entered into a five-year senior secured revolving credit facility (the "Credit Facility") that amended and restated the Company's then-existing credit facility. The Credit Facility provides for a $1.25 billion revolving credit facility, including up to $150 million in the form of letters of credit, and allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $350 million in borrowing availability subject to existing or new lenders agreeing to provide such additional revolving commitments.

Subject to specified conditions, the Credit Facility matures on August 9, 2022. It is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The annual interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

The Credit Facility contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Facility also contains certain covenants that could within specific predefined circumstances limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company's assets. Other than in certain limited conditions, the Company is permitted under the Credit Facility to continue to pay dividends and repurchase shares pursuant to its stock repurchase program. As of February 3, 2018, the Company was in compliance with the terms of the Credit Facility.

Credit Facility information as of the fiscal periods ended (in thousands):

	2017	2016
Outstanding borrowings under Credit Facility	$—	$—
Remaining borrowing capacity under Credit Facility	$1,233,869	$978,687
Outstanding letters of credit under Credit Facility	$16,131	$21,313

Term Loan – On August 18, 2017, the Company financed the purchase of a corporate aircraft through a loan with Bank of America Leasing & Capital, LLC ("BOA") with a fixed interest rate of 3.41% payable in increments of $4.5 million annually through December 2024 and a balloon payment of $29.3 million (the "BOA Loan"). The BOA Loan may be prepaid in full provided that the prepayment includes all accrued interest and a prepayment fee equal to 1% of the unpaid balance during the first year of the BOA Loan or a prepayment fee equal to 0.5% of the unpaid balance during the second year of the BOA Loan. No prepayment fee is required after the completion of the second year of the BOA Loan.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Lease Obligations – The gross and net carrying values of assets under capital leases were $6.9 million and $0.3 million, respectively, as of February 3, 2018 and January 28, 2017.

Scheduled lease payments under capital lease obligations as of February 3, 2018 are as follows (in thousands):

Fiscal Year
2018	$1,034
2019	1,103
2020	1,103
2021	943
2022	863
Thereafter	1,119
Subtotal	6,165
Less: amounts representing interest	(1,595)
Present value of net scheduled lease payments	4,570
Less: amounts due in one year	(588)
Total long-term capital leases	$3,982

8. Operating Leases

The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2033. Initial lease terms are generally for 10 to 15 years and most store leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases, contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases totaled approximately $532.7 million, $501.9 million and $469.0 million for fiscal 2017, 2016 and 2015, respectively.

Scheduled lease payments due under non-cancellable operating leases as of February 3, 2018 are as follows (in thousands):

Fiscal Year
2018	$612,033
2019	577,773
2020	528,219
2021	467,363
2022	388,552
Thereafter	1,157,884
Total	$3,731,824

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

Holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party, relatives of the related party and trusts held by them hold all of the Class B common shares. These shares can only be held by members of this group and are not publicly tradable. Each share of Class B common stock can be converted at any time into one share of common stock at the holder's option.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends per Common Share – The Company declared and paid aggregate cash dividends of $0.68, $0.605 and $0.55 per share of common stock and Class B common stock during fiscal 2017, 2016 and 2015, respectively.

Treasury Stock – The Company’s five-year $1 billion share repurchase program in place as of February 3, 2018 was authorized by its Board of Directors on March 16, 2016. During fiscal 2017 and 2016, the Company repurchased 8.1 million shares for $284.6 million and 3.1 million shares for $145.7 million, respectively, of its common stock. The Company had $756.8 million remaining under the share repurchase program as of February 3, 2018.

10. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the 2012 Plan. As of February 3, 2018, shares of common stock available for future issuance pursuant to the 2012 Plan were 6,492,488 shares.

The following represents total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2017	2016	2015
Stock option expense	$8,686	$9,506	$8,211
Restricted stock expense	27,553	24,096	21,077
Total stock-based compensation expense	$36,239	$33,602	$29,288
Total related tax benefit	$12,130	$11,718	$10,290

Stock Options – Stock options are generally granted on an annual basis, vest 25% per year over four years and have a seven-year maximum term.

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

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2017	2016	2015
Expected life (years) (1)	5.47	5.40	5.41
Expected volatility (2)	29.24% - 33.86%	29.20% - 31.93%	30.38% - 42.07%
Weighted average volatility	30.52%	31.01%	32.67%
Risk-free interest rate (3)	1.70% - 2.25%	1.07% - 1.90%	1.28% - 1.74%
Expected dividend yield	1.30% - 2.78%	1.03% - 1.59%	0.98% - 1.12%
Weighted average grant date fair value	$11.98	$12.56	$16.28

(1)
The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

(2)	Expected volatility is based on the historical volatility of the Company's common stock over a time frame consistent with the expected life of the stock options.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)	The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The stock option activity from January 31, 2015 through February 3, 2018 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2015	4,081,298	$32.83	3.00	$78,432
Granted	812,482	56.97
Exercised	(773,773)	26.64
Forfeited / Expired	(145,495)	51.38
Outstanding, January 30, 2016	3,974,512	$38.29	2.94	$51,930
Granted	1,143,326	47.79
Exercised	(1,348,241)	22.28
Forfeited / Expired	(208,512)	50.01
Outstanding, January 28, 2017	3,561,085	$46.71	3.88	$22,638
Granted	786,246	45.28
Exercised	(582,022)	28.43
Forfeited / Expired	(635,360)	50.60
Outstanding, February 3, 2018	3,129,949	$48.97	4.08	$389
Exercisable, February 3, 2018	1,478,958	$49.52	2.72	$—
Vested and expected to vest, February 3, 2018	2,964,323	$49.11	3.99	$313

The aggregate intrinsic value reported in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2017, 2016 and 2015 was $10.7 million, $36.4 million and $20.2 million, respectively. The total fair value of options vested during 2017, 2016 and 2015 was $9.6 million, $8.4 million and $8.4 million, respectively. The nonvested stock option activity for the year ended February 3, 2018 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, January 28, 2017	1,879,954	$14.55
Granted	786,246	11.98
Vested	(628,445)	15.35
Forfeited	(386,764)	13.41
Nonvested, February 3, 2018	1,650,991	$13.29

As of February 3, 2018, unrecognized stock-based compensation expense from nonvested stock options was approximately $13.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.39 years.

The Company issues new shares of common stock upon exercise of stock options.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding as of February 3, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$24.48 - $46.97	698,483	2.60	$40.60	503,715	$43.52
$47.09 - $47.09	742,189	5.13	47.09	188,866	47.09
$47.73 - $49.07	686,279	4.74	48.92	195,894	48.55
$49.26 - $57.59	477,193	3.43	53.68	337,428	53.66
$58.48 - $58.86	525,805	4.28	58.51	253,055	58.50
$24.48 - $58.86	3,129,949	4.08	$48.97	1,478,958	$49.52

Restricted Stock – The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

The restricted stock activity from January 31, 2015 through February 3, 2018 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2015	2,186,119	$48.67
Granted	661,640	56.95
Vested	(400,951)	48.59
Forfeited	(241,828)	50.52
Nonvested, January 30, 2016	2,204,980	$50.97
Granted	789,460	47.89
Vested	(438,160)	47.05
Forfeited	(196,240)	51.23
Nonvested, January 28, 2017	2,360,040	$50.64
Granted	2,228,573	41.47
Vested	(359,956)	54.13
Forfeited	(624,420)	49.38
Nonvested, February 3, 2018	3,604,237	$44.84

As of February 3, 2018, total unrecognized stock-based compensation expense from nonvested shares of restricted stock, net of estimated forfeitures, was approximately $45.8 million before income taxes, which is expected to be recognized over a weighted average period of approximately 1.31 years.

During 2013, the Company issued a special grant of 1,185,793 shares of performance-based restricted stock in support of the Company's five-year strategic plan ("the 2013 Long-Term Incentive Plan"). As of February 3, 2018, nonvested restricted stock outstanding included 624,483 shares of these performance-based awards. These awards did not achieve the pre-established financial performance metrics by the end of the performance period, which ended on February 3, 2018. The remaining shares will forfeit during fiscal 2018 and become available for issuance under the 2012 Plan.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2017, the Company issued a special grant of 674,209 shares of performance-based restricted stock in support of the Company's strategic initiatives ("the 2017 Long-Term Incentive Plan"). As of February 3, 2018, nonvested restricted stock outstanding included 562,124 shares of these performance-based awards, which vest at the end of a three-year period based upon the achievement of certain pre-established financial performance metrics during the performance period. As of February 3, 2018, these awards were not deemed probable of achieving the pre-established financial performance metrics.

11. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”).  Among other things, the Tax Act reduces the corporate income tax rate from 35% to 21%, provides for a deemed repatriation of undistributed foreign earnings by U.S. taxpayers at reduced tax rates (the “Transition Tax”), makes other fundamental changes to how future foreign earnings will be taxed by the U.S., and otherwise modifies corporate tax rules in significant ways. In accordance with U.S. GAAP, the Company applied a blended federal income tax rate to fiscal 2017 results based upon a pro-rated percentage of the number of days before and after January 1, 2018.
In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on the application of U.S. GAAP and the accounting for the income tax effects of the Tax Act.  SAB 118 provides a measurement period time frame that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, "Income Taxes".  As a result of the Tax Act, the Company recorded a provisional income tax charge of $6.0 million related to the deemed repatriation of accumulated but undistributed earnings of foreign operations. The re-measurement of the Company’s net deferred tax liability resulted in a provisional income tax benefit of $5.3 million. The estimated repatriation was recorded based on the Company's initial evaluation of the impact of the Tax Act and is subject to change during fiscal 2018 as the Company continues to refine, analyze and update the underlying data, computations and assumptions used to prepare this provisional amount during the measurement period. The Company believes its re-measurement of the deferred tax assets and liabilities is complete, except for changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act. The Company will refine its estimates to incorporate new or revised information as it becomes available during the preparation of the 2017 U.S. income tax return. Additionally, the Company continues to evaluate the Global Intangible Low Tax Income ("GILTI") provisions of the Tax Act and the impact, if any, on our Consolidated Financial Statements. As a result, we have not included any amount related to GILTI in our Consolidated Financial Statements for the fiscal year ended February 3, 2018.
The tax owed on the Company’s estimated deemed repatriation resulting from the Tax Act is payable in uneven annual installments through 2025. As such, $5.5 million of the tax on undistributed foreign earnings not payable within the next 12 months is presented within long-term deferred revenue and other liabilities on the Consolidated Balance Sheet.
The components of the provision for income taxes are as follows for the fiscal periods ended (in thousands):

	2017	2016	2015
Current:
Federal	$114,443	$184,636	$164,165
State	20,996	31,426	27,076
	135,439	216,062	191,241
Deferred:
Federal	38,805	(38,138)	8,198
State	3,648	(6,898)	1,045
	42,453	(45,036)	9,243
Total provision	$177,892	$171,026	$200,484

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	2017	2016	2015
Federal statutory rate	33.7%	35.0%	35.0%
State tax, net of federal benefit	3.3%	3.3%	3.5%
Valuation allowance	(0.8)%	(0.1)%	(0.1)%
Other permanent items	(0.7)%	(0.9)%	(0.6)%
Effective income tax rate	35.5%	37.3%	37.8%

Components of deferred tax assets (liabilities) consist of the following as of the fiscal periods ended (in thousands):

	2017	2016
Inventory	$35,613	$69,784
Employee benefits	32,909	42,730
Deferred rent	29,710	41,684
Stock-based compensation	18,315	26,697
Gift cards	13,006	19,077
Deferred revenue currently taxable	7,801	12,485
Store closing expense	2,739	6,852
Other accrued expenses not currently deductible for tax purposes	4,590	6,577
Net operating loss carryforward	3,031	5,901
Non income-based tax reserves	5,518	5,319
Capital loss carryforward	910	4,717
Uncertain income tax positions	2,152	3,597
Insurance	2,060	2,674
Other	78	139
Valuation allowance	—	(4,717)
Total deferred tax assets	158,432	243,516
Property and equipment	(117,925)	(146,925)
Inventory valuation	(28,430)	(42,354)
Intangibles	(4,844)	(8,310)
Prepaid expenses	(3,826)	—
Total deferred tax liabilities	(155,025)	(197,589)
Net deferred tax asset	$3,407	$45,927

The deferred tax asset from net operating loss carryforwards of $3.0 million represents approximately $10.5 million of federal net operating losses which expire in 2036 and $13.3 million of state net operating losses which expire in 2034. In 2017, of the $3.4 million net deferred tax asset, $13.6 million is included within other long-term assets and $10.2 million is included within other long-term liabilities on the Consolidated Balance Sheet. In 2016, the $45.9 million net deferred tax asset was included in its entirety within other long-term assets on the Consolidated Balance Sheet.

The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis related to our investments in foreign subsidiaries.   It is the Company’s intention to permanently reinvest the earnings from foreign subsidiaries outside the United States. Under the Tax Act, the Transition Tax resulted in the elimination of the excess of the amount of financial reporting basis over the tax basis in the foreign subsidiaries and subjected $63.4 million of undistributed foreign earnings to tax.  An actual repatriation from our international subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs and accordingly do not provide for foreign withholding taxes and U.S. state taxes.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of February 3, 2018, the total liability for uncertain tax positions, including related interest and penalties, was approximately $10.5 million.

The following table represents a reconciliation of the Company's total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2017	2016	2015
Beginning of fiscal year	$8,293	$9,784	$8,376
Increases as a result of tax positions taken in a prior period	124	—	1,101
Decreases as a result of tax positions taken in a prior period	(142)	(831)	—
Increases as a result of tax positions taken in the current period	—	2,067	1,193
Decreases as a result of settlements during the current period	(228)	(2,534)	(63)
Reductions as a result of a lapse of statute of limitations during the current period	—	(193)	(823)
End of fiscal year	$8,047	$8,293	$9,784

The balance at February 3, 2018 includes $6.4 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.

As of February 3, 2018, the liability for uncertain tax positions includes $2.5 million for the accrual of interest and penalties. During fiscal 2017, 2016 and 2015, the Company recorded $0.4 million, $0.3 million and $1.2 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company has ongoing federal, state and local examinations. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $4.0 million of the Company's gross unrecognized tax benefits and interest at February 3, 2018 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2018.

The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2016 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2013.

12. Earnings per Common Share

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2017	2016	2015
Earnings per common share - Basic:
Net income	$323,445	$287,396	$330,391
Weighted average common shares outstanding - basic	106,977	111,095	115,230
Earnings per common share	$3.02	$2.59	$2.87
Earnings per common share - Diluted:
Net income	$323,445	$287,396	$330,391
Weighted average common shares outstanding - basic	106,977	111,095	115,230
Dilutive effect of stock-based awards	609	1,121	1,564
Weighted average common shares outstanding - diluted	107,586	112,216	116,794
Earnings per common share	$3.01	$2.56	$2.83

Anti-dilutive stock-based awards excluded from diluted calculation	3,693	1,822	1,449

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees as of their date of hire and part-time employees who have worked 1,000 hours and have one year of employment with the Company. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $8.3 million, $8.7 million and $7.0 million for fiscal 2017, 2016 and 2015, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $78.9 million and $64.5 million as of February 3, 2018 and January 28, 2017, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $2.1 million, $2.2 million and $2.0 million for fiscal 2017, 2016 and 2015, respectively.

14. Commitments and Contingencies

Marketing and Naming Rights Commitments

Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company's brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $33.3 million, $39.3 million and $43.0 million during fiscal 2017, 2016 and 2015, respectively. The aggregate amount of future minimum payments at February 3, 2018 is as follows (in thousands):

Fiscal Year
2018	$15,962
2019	8,171
2020	6,860
2021	4,223
2022	2,804
Thereafter	12,084
Total	$50,104

Licenses for Trademarks

Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2021. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $9.6 million, $8.8 million and $18.2 million during fiscal 2017, 2016 and 2015, respectively. The aggregate amount of future minimum payments at February 3, 2018 is as follows (in thousands):

Fiscal Year
2018	$9,833
2019	10,033
2020	9,063
2021	1,008
Total	$29,937

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

The Company also has other non-cancellable contractual commitments, including minimum requirements with its third-party eCommerce fulfillment provider, corporate aircraft and technology-related commitments extending through 2020. The aggregate payments under these commitments were $37.7 million, $17.9 million and $11.7 million during fiscal 2017, 2016 and 2015, respectively. The aggregate amount of future minimum payments at February 3, 2018 is as follows (in thousands):

Fiscal Year
2018	$77,185
2019	35,755
2020	1,145
Total	$114,085

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

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of February 3, 2018 and January 28, 2017 are set forth in the table below:

	Level 1
Description	February 3, 2018	January 28, 2017
Assets:
Deferred compensation plan assets held in trust (1)	$78,894	$64,512
Total assets	$78,894	$64,512

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans (See Note 13).

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both February 3, 2018 and January 28, 2017.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the fiscal years ended February 3, 2018 and January 28, 2017.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.  Related Party Transaction

On August 18, 2017, the Company agreed to acquire from EWS II, LLC, an entity owned by the Company's Chairman & Chief Executive Officer ("EWS"), the rights and obligations relating to the purchase of an aircraft by EWS from Gulfstream Aerospace Corporation ("Gulfstream"). The Company and EWS entered into an arrangement, pursuant to which the Company agreed to reimburse $62.8 million to EWS for principal payments previously made to Gulfstream for the aircraft purchase and for interest incurred in connection with the financing of the aircraft purchase and agreed to fund the final aircraft purchase price payment of $4.0 million to Gulfstream. The transaction was approved pursuant to the Company's Related Party Transaction Policy. This aircraft replaced a Company aircraft that came off lease earlier in fiscal 2017.

17. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2017 and 2016 is as follows (in thousands, except earnings per share data):

	Fiscal 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$1,825,252		$2,156,911		$1,944,187		$2,664,122
Gross profit	541,865		637,222		534,120		775,853
Income from operations	90,068		159,190		50,001		178,315
Net income (1)	58,195	(2)	112,385	(3)	36,913	(4)	115,951	(5)
Earnings per common share:
Basic (1)	$0.53		$1.04		$0.35		$1.11
Diluted	$0.52		$1.03		$0.35		$1.11
Weighted average common shares outstanding:
Basic	110,441		108,175		105,466		104,052
Diluted	111,406		108,679		105,814		104,669

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net sales (1)	$1,660,343	$1,967,857	$1,810,347		$2,483,433
Gross profit (1)	495,797	597,378	552,843		719,764
Income from operations (1)	90,711	147,170	73,757		138,214
Net income	56,877	91,417	48,914	(6)	90,188	(7)
Earnings per common share:
Basic	$0.51	$0.82	$0.44		$0.82
Diluted (1)	$0.50	$0.82	$0.44		$0.81
Weighted average common shares outstanding:
Basic	112,105	111,272	110,607		110,397
Diluted	113,276	112,118	111,826		111,644

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Quarterly results for fiscal year do not add to full year results due to rounding.

(2)	Includes TSA conversion costs of $2.2 million.

(3)	Includes receipt of a contract termination payment totaling $12.0 million and charges attributable to a corporate restructuring of $4.4 million.

(4)	Includes receipt of a multi-year sales tax refund totaling $5.0 million.

(5)
Includes transition costs to enhance the Company's Scorecard loyalty program of $7.2 million and costs for a litigation contingency of $4.2 million. The fourth quarter of fiscal 2017 represents a 14 week period, as fiscal 2017 includes 53 weeks.

(6)	Included TSA conversion costs of $4.7 million.

(7)
Included inventory write-down in connection with the Company's implementation of our new merchandising strategy of $28.8 million, non-cash store asset impairment and store closing charges of $20.3 million, a non-cash asset impairment charge of $4.8 million and TSA / Golfsmith store conversion costs of $3.7 million.

18. Subsequent Event

On February 12, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.225 per share of common stock and Class B common stock payable on March 30, 2018 to stockholders of record as of the close of business on March 9, 2018.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
10.1
Amended and Restated Lease Agreement, originally dated February 4, 1999, for distribution center located in Smithton, Pennsylvania, effective as of May 5, 2004, between Lippman & Lippman, L.P., Martin and Donnabeth Lippman and Registrant
Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q, File No. 001-31463, filed on September 9, 2004
10.2
Amended and Restated Lease Agreement originally dated August 31, 1999, for distribution center located in Plainfield, Indiana, effective as of November 30, 2005, between CP Gal Plainfield, LLC and Registrant
Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K, File No. 001-31463, filed on March 23, 2006
10.3
Lease Agreement originally dated June 25, 2007, for distribution center located in East Point, Georgia, between Duke Realty Limited Partnership and Registrant, as amended, supplemented or modified as of January 19, 2012
Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.4*	Associate Savings and Retirement Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.6*	Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on July 6, 2006
10.6a*	First Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q, File No. 001-31463, filed on June 6, 2007
10.6b*	Second Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.6c*	Third Amendment to Registrant's Supplemental Smart Savings Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-31463, filed on May 22, 2008
10.7*	Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.7a*	First Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008

Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.7b*	Second Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.8*	Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Annex A to the Registrant's Schedule 14A, File No. 001-31463, filed on April 21, 2010
10.8a*	Amendment to Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.8b*	Form of Option Award entered into between Registrant and various executive officers, directors and employees under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004
10.8c*	Form of Restricted Stock Award Agreement granted under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on November 15, 2011
10.9*	Registrant's 2012 Stock and Incentive Plan (as Amended and Restated)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 8, 2017
10.9a*	Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.9b*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.9c*	Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.9d*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.9e*	Form of 2013 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 31, 2013
10.9f*	Form of 2017 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 20, 2017
10.10
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
10.10a
Joinder, Waiver, Consent and First Amendment to the Credit Agreement, dated July 22, 2016 by and among Dick's Merchandising & Supply Chain, Inc., as the new Borrower; Dick's Sporting Goods, Inc., as Borrower; the Guarantors party thereto; Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Letter of Credit Issuer and Swing Line Lender; and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 24, 2017
10.10b
Second Amendment to the Amended and Restated Credit Agreement, dated as of August 9, 2017, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on August 15, 2017
10.10c
Joinder Agreement, dated August 23, 2017 by and among DSG Finance, LLC, as the new Guarantor; the other Loan Parties thereto; Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; and the Lenders party thereto
Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 24, 2017
10.11*	Separation Agreement and General Release between the Company and Teri L. List-Stoll, Former Executive Vice President - Chief Financial Officer	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on November 21, 2016
10.12	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
10.13*	Offer Letter between the Company and Keri L. Jones, Executive Vice President - Chief Merchant	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.14*	Offer Letter between the Company and Paul J. Gaffney, Executive Vice President - Chief Technology Officer	Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 30, 2018 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 30, 2018 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 30, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith
32.2
Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 30, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended February 3, 2018 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)

By: /s/ LEE J. BELITSKY
Lee J. Belitsky Executive Vice President – Chief Financial Officer
Date: March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 30, 2018

/s/ LEE J. BELITSKY Lee J. Belitsky	Executive Vice President – Chief Financial Officer (principal financial and accounting officer)	March 30, 2018

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 30, 2018

/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 30, 2018

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 30, 2018

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 30, 2018

/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 30, 2018

/s/ LAUREN R. HOBART Lauren R. Hobart	Director	March 30, 2018

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 30, 2018

/s/ LARRY D. STONE Larry D. Stone	Director	March 30, 2018

/s/ ALLEN WEISS Allen Weiss	Director	March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Dick’s Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, and for each of the three years in the period ended February 3, 2018, and the Company's internal control over financial reporting as of February 3, 2018, and have issued our reports thereon dated March 30, 2018; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 30, 2018

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2015
Inventory reserve	$32,297	$10,761	$(6,436)	$36,622
Allowance for doubtful accounts	2,684	4,736	(4,693)	2,727
Reserve for sales returns	5,829	432,760	(430,835)	7,754
Allowance for deferred tax assets	5,608	—	(304)	5,304
Fiscal 2016
Inventory reserve	$36,622	$57,692	$(6,512)	$87,802
Allowance for doubtful accounts	2,727	4,834	(4,409)	3,152
Reserve for sales returns	7,754	449,666	(449,220)	8,200
Allowance for deferred tax assets	5,304	—	(587)	4,717
Fiscal 2017
Inventory reserve	$87,802	$20,722	$(58,723)	$49,801
Allowance for doubtful accounts	3,152	5,092	(4,756)	3,488
Reserve for sales returns	8,200	489,607	(487,396)	10,411
Allowance for deferred tax assets	4,717	—	(4,717)	—