Form 10-Q
period 2018-05-05
DICKS SPORTING GOODS INC
filed 2018-05-31
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 5, 2018

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 24, 2018, was 77,923,249 and 24,590,958, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$1,909,719	$1,825,252
Cost of goods sold, including occupancy and distribution costs	1,349,350	1,283,387

GROSS PROFIT	560,369	541,865

Selling, general and administrative expenses	470,328	439,341
Pre-opening expenses	2,709	12,456

INCOME FROM OPERATIONS	87,332	90,068

Interest expense	2,656	1,264
Other expense (income)	886	(2,879)

INCOME BEFORE INCOME TAXES	83,790	91,683

Provision for income taxes	23,705	33,488

NET INCOME	$60,085	$58,195

EARNINGS PER COMMON SHARE:
Basic	$0.59	$0.53
Diluted	$0.59	$0.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	101,384	110,441
Diluted	102,153	111,406

Cash dividend declared per share	$0.225	$0.170

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 5, 2018	April 29, 2017
NET INCOME	$60,085	$58,195
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(22)	(27)
TOTAL OTHER COMPREHENSIVE LOSS	(22)	(27)
COMPREHENSIVE INCOME	$60,063	$58,168

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,599	$101,253	$108,400
Accounts receivable, net	67,225	60,107	85,918
Income taxes receivable	4,018	4,433	2,046
Inventories, net	1,842,897	1,711,103	1,916,508
Prepaid expenses and other current assets	144,827	129,189	141,744
Total current assets	2,163,566	2,006,085	2,254,616

Property and equipment, net	1,644,388	1,677,340	1,568,523
Intangible assets, net	134,979	136,587	139,447
Goodwill	250,476	250,476	245,059
Other assets:
Deferred income taxes	11,842	13,639	10,546
Other	114,163	119,812	114,533
Total other assets	126,005	133,451	125,079
TOTAL ASSETS	$4,319,414	$4,203,939	$4,332,724

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$791,646	$843,075	$930,291
Accrued expenses	302,985	354,181	356,478
Deferred revenue and other liabilities	183,042	212,080	183,949
Income taxes payable	29,698	10,476	43,117
Current portion of other long-term debt and leasing obligations	5,184	5,202	648
Total current liabilities	1,312,555	1,425,014	1,514,483
LONG-TERM LIABILITIES:
Revolving credit borrowings	280,100	—	92,450
Other long-term debt and leasing obligations	58,769	60,084	4,520
Deferred income taxes	17,190	10,232	4,544
Deferred rent and other liabilities	752,590	767,108	755,903
Total long-term liabilities	1,108,649	837,424	857,417
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	754	783	858
Class B common stock	246	247	247
Additional paid-in capital	1,185,522	1,177,778	1,148,022
Retained earnings	2,262,552	2,205,651	1,993,426
Accumulated other comprehensive loss	(100)	(78)	(159)
Treasury stock, at cost	(1,550,764)	(1,442,880)	(1,181,570)
Total stockholders' equity	1,898,210	1,941,501	1,960,824
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,319,414	$4,203,939	$4,332,724

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	119,912	1	(119,912)	(1)	—	—	—	—	—
Restricted stock vested	399,604	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(118,707)	(1)	—	—	(3,918)	—	—	—	(3,919)
Net income	—	—	—	—	—	60,085	—	—	60,085
Stock-based compensation	—	—	—	—	11,666	—	—	—	11,666
Foreign currency translation adjustment, net of taxes of $7	—	—	—	—	—	—	(22)	—	(22)
Purchase of shares for treasury	(3,338,000)	(33)	—	—	—	—	—	(107,884)	(107,917)
Cash dividend declared	—	—	—	—	—	(23,672)	—	—	(23,672)
BALANCE, May 5, 2018	75,380,707	$754	24,590,958	$246	$1,185,522	$2,262,552	$(100)	$(1,550,764)	$1,898,210

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 5, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,085	$58,195
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	56,433	53,044
Deferred income taxes	1,557	39,925
Stock-based compensation	11,666	9,147
Other non-cash items	233	180
Changes in assets and liabilities:
Accounts receivable	(2,463)	1,993
Inventories	(112,332)	(277,876)
Prepaid expenses and other assets	(4,815)	(26,662)
Accounts payable	19,958	209,201
Accrued expenses	(39,322)	(21,533)
Income taxes payable / receivable	19,637	(9,856)
Deferred construction allowances	5,734	25,117
Deferred revenue and other liabilities	(35,470)	(24,403)
Net cash (used in) provided by operating activities	(19,099)	36,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,349)	(113,892)
Deposits and purchases of other assets	—	(2,344)
Net cash used in investing activities	(49,349)	(116,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	692,800	645,200
Revolving credit repayments	(412,700)	(552,750)
Payments on other long-term debt and leasing obligations	(1,333)	(157)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	—	13,592
Minimum tax withholding requirements	(3,919)	(5,540)
Cash paid for treasury stock	(107,917)	(23,197)
Cash dividend paid to stockholders	(23,728)	(19,287)
Decrease in bank overdraft	(71,387)	(34,447)
Net cash provided by financing activities	71,816	23,414
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(22)	(27)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,346	(56,377)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,253	164,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,599	$108,400

Supplemental disclosure of cash flow information:
Accrued property and equipment	$14,240	$57,834
Cash paid for interest	$2,045	$941
Cash paid for income taxes	$4,670	$3,948

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream, and other specialty concept stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communication and live scorekeeping, custom uniforms and FanWear and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2018 as filed with the Securities and Exchange Commission on March 30, 2018. Operating results for the 13 weeks ended May 5, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019 or any other period.

Recently Adopted Accounting Pronouncements

Income Taxes

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". This update provides guidance on income tax accounting implications under the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017. Areas of clarification under the update are the measurement period time frame, changes in subsequent reporting periods, and reporting requirements as they relate to the Tax Act. The Company adopted ASU 2018-05 during the first quarter of fiscal 2018. The Company recorded provisional charges as a result of the Tax Act, as noted within Note 11 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The Company will continue to assess our estimates of cumulative temporary differences and further evaluate the provisional amounts recognized. The adoption of this guidance did not have, nor is it expected to have, a significant impact on the Company's Consolidated Financial Statements.

Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date", which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Subsequent to the issuance of ASU 2014-09 and ASU 2015-14, the FASB has also issued additional ASU's to assist in clarifying guidance within ASU 2014-09. These updates permit the use of either the full retrospective or modified retrospective transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted these ASU's during the first quarter of fiscal 2018. The adoption of these ASU's did not have a significant impact on our Consolidated Financial Statements. Refer to Note 6 to the unaudited Consolidated Financial Statements for additional information.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company adopted ASU 2017-09 during the first quarter of fiscal 2018. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment". This update modifies the concept of impairment and simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for interim or annual goodwill impairment tests during fiscal years beginning after December 15, 2019. Early application is permitted and prospective application is required. The Company elected to early adopt ASU 2017-04 during the first quarter of fiscal 2018. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncement

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's Consolidated Financial Statements but anticipates that it will result in significant lease assets and related liabilities as all of the Company's retail locations and the majority of our supply chain facilities are currently categorized as operating leases.

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

The following table summarizes the activity in fiscal 2018 and 2017 (in thousands):

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Accrued store closing and relocation reserves, beginning of period	$10,536	$17,531
Expense charged to earnings	1,084	132
Cash payments	(2,580)	(2,686)
Interest accretion and other changes in assumptions	(232)	662
Accrued store closing and relocation reserves, end of period	8,808	15,639
Less: current portion of accrued store closing and relocation reserves	(3,925)	(7,206)
Long-term portion of accrued store closing and relocation reserves	$4,883	$8,433

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Net income	$60,085	$58,195

Weighted average common shares outstanding - basic	101,384	110,441
Dilutive effect of stock-based awards	769	965
Weighted average common shares outstanding - diluted	102,153	111,406

Earnings per common share - basic	$0.59	$0.53
Earnings per common share - diluted	$0.59	$0.52

Anti-dilutive stock-based awards excluded from diluted calculation	4,572	2,401

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of May 5, 2018 and February 3, 2018 are set forth in the table below (in thousands):

	Level 1
Description	May 5, 2018	February 3, 2018
Assets:
Deferred compensation plan assets held in trust (1)	$80,014	$78,894
Total assets	$80,014	$78,894

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both May 5, 2018 and February 3, 2018.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the 13 weeks ended May 5, 2018 or the fiscal year ended February 3, 2018.

5.  Subsequent Event

On May 17, 2018, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.225 per share on the Company's common stock and Class B common stock payable on June 29, 2018 to stockholders of record as of the close of business on June 8, 2018.

6. Revenue Recognition

On February 4, 2018, the Company adopted ASU 2014-09 ("Topic 606") using the modified retrospective approach for all contracts not completed as of the adoption date. Financial results for reporting periods beginning after February 3, 2018 are presented in accordance with Topic 606, while prior periods will continue to be reported in accordance with our pre-adoption accounting policies and therefore have not been adjusted to conform to Topic 606.

The primary impact of adopting Topic 606 relates to the timing of revenue recognition for gift card breakage. Gift card breakage prior to adoption was recognized at the point gift card redemption was deemed remote. Upon adoption, the Company now recognizes gift card breakage over time in proportion to the pattern of rights exercised by the customer. This change in accounting policy was accounted for through a cumulative effect adjustment to increase retained earnings during the first quarter of fiscal 2018. The Company reclassified $27.7 million from deferred revenue and other liabilities resulting in a cumulative effect adjustment of $20.5 million, net of tax, to retained earnings on the Company's Consolidated Balance Sheets and Consolidated Statement of Changes In Stockholders' Equity. Additionally, the adoption of Topic 606 resulted in insignificant financial statement presentation reclassifications related to our customer loyalty program and our sales return reserve. The Company does not expect the adoption of Topic 606 to have a significant impact on the Consolidated Financial Statements on a prospective basis.

In accordance with Topic 606, revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for corresponding goods or services. Substantially all of the Company's sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales is recognized at the point of sale, net of sales tax. The Company elected the practical expedient within Topic 606 related to sales taxes that are assessed by a governmental authority, which allows for the exclusion of sales tax from transaction price. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. The Company elected the practical expedient within Topic 606 related to shipping and handling costs, which allows for shipping and handling activities occurring subsequent to the transfer of control to the customer to be accounted for as fulfillment costs rather than a promised service.

A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity.

Deferred gift card revenue - Our gift card liability was $127.3 million and $179.5 million as of May 5, 2018 and February 3, 2018. During the 13 weeks ended May 5, 2018, we recognized $1.4 million of gift card breakage revenue and experienced approximately $41.4 million of gift card redemptions that were included in our gift card liability as of February 3, 2018. Based on the Company's historical experience, the vast majority of gift card revenue is recognized within twelve months of deferral.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Customer loyalty program - Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. We estimate the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Our customer loyalty program liability was $27.4 million and $29.9 million as of May 5, 2018 and February 3, 2018. During the 13 weeks ended May 5, 2018, we recognized approximately $17.9 million of revenue that was included in our customer loyalty program liability as of February 3, 2018. Based on the Company's customer loyalty program policies, the vast majority of program points earned are redeemed or expire within twelve months.

The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in millions):

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Hardlines (1)	$897	$871
Apparel	551	532
Footwear	421	404
Other (2)	41	18
Total net sales	$1,910	$1,825

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, current expectations; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and our eCommerce platform, the development of Dick's Team Sports HQ, investments in our supply chain, and improvements in the customer experience in both stores and online; the operation of our eCommerce platform; projections of our future profitability and results of operation; our plans to open new stores; investments in our associates; the construction of a new distribution facility; plans to exit our electronics business; the effect of proposed changes in corporate income tax laws or tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; borrowings under our credit facility; and our future financial condition.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2018 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

▪	The dependence of our business on consumer discretionary spending;

▪	Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;

▪	Omni-channel growth and the increasing utilization of our eCommerce platform producing the anticipated benefits within the expected time frame or at all;

▪	Disruptions to our eCommerce platform, including interruptions, delays or downtime caused by high volumes of users or transactions; deficiencies in design or implementation; or platform enhancements;

▪	Vendors continuing to sell or increasingly selling their products directly to customers or through broadened or alternative distribution channels;

▪	Negative reactions from our customers or vendors regarding changes to our policies related to the sale of firearms and accessories;

▪
Risks that our strategic plans and initiatives may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;

•	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;

▪	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to a brick and mortar retail store model;

▪	The streamlining of the Company's vendor base and execution of the Company's merchandising strategy failing to produce the anticipated benefits within the expected time frame or at all;

▪Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings, including product liability and product recalls; specialty concept stores; and Dick's Team Sports HQ;

▪	Disruptions or other problems with our information systems;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, tax, labor, data protection and privacy;

▪
Our relationships with our vendors, disruptions in our or our vendors' supply chains, and increasing product costs, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, foreign political instability or other reasons;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Our ability to protect the reputation of our Company and our brands;

▪	Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Wage increases, which could adversely affect our financial results;

▪	Disruption at our supply chain facilities or customer support center;

▪	Performance of professional sports teams, professional team lockouts or strikes, or retirement, serious injury or scandal involving sports superstars;

▪	Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

▪
Our pursuit of strategic investments or acquisitions, including the timing and costs of such investments and acquisitions; the integration of acquired businesses or companies being more difficult, time-consuming, or costly than expected; or the investments or acquisition failing to produce the anticipated benefits within the expected time frame or at all;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and

▪	Our current intention to issue quarterly cash dividends, and our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 3, 2018, filed on March 30, 2018. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

OVERVIEW

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream, and Dick's Team Sports HQ. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability include the growth in its number of stores and selling square footage, the integration of eCommerce with its brick and mortar stores, growth in consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. Over the last five years, the Company has grown from 520 Dick's Sporting Goods stores as of May 4, 2013 to 724 Dick's Sporting Goods stores as of May 5, 2018. The Company plans to reduce its rate of new store growth over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

On January 29, 2017, we transitioned our eCommerce platform from a third-party provider to a proprietary internal platform that allows us to fully control our customer experience and optimize profitability. The Company’s focus will be to invest in our online experience through faster delivery, better pricing, more targeted marketing and continued improvements in our digital channels. Like our customers, we see retail as an omni-channel experience, where the distinctions between stores and online are becoming increasingly irrelevant. The Company's eCommerce sales penetration to total net sales has increased from approximately 6% to approximately 11% for the year-to-date periods ended May 4, 2013 and May 5, 2018, respectively. On average, over 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

We see meaningful opportunity to drive improvements across our business and are focused on enhancing our omni-channel capabilities and elevating the customer experience across our omni-channel platform. We plan to leverage our financial strength to make critical investments in our business to improve efficiency and earnings over the long term. We will continue to strategically invest in supply chain, digital capabilities, the development of Dick’s Team Sports HQ, improvements in the customer experience in stores and online, the continued development and marketing of our private brands, and continuing to attract and retain knowledgeable and skilled associates.

The Company's senior management focuses on certain key indicators to monitor the Company's performance, including:

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

▪
Cash flows from operating activities – Cash flow generation supports the general liquidity needs of the Company and funds capital expenditures for our omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant cash flows from operating activities and proportionately higher net income levels in our fourth fiscal quarter in connection with the holiday selling season and sales of cold weather sporting goods and apparel. See further discussion of the Company's cash flows in the "Liquidity and Capital Resources and Changes in Financial Condition" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission on March 30, 2018, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended May 5, 2018.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $0.59 in the current quarter increased 13.5% compared to earnings per diluted share of $0.52 during the first quarter of 2017. Net income in the current quarter totaled $60.1 million compared to $58.2 million during the first quarter of 2017.

▪
Net income in the first quarter of 2017 included $2.2 million, net of tax, or $0.02 per diluted share, of costs incurred by the Company to convert stores acquired from The Sports Authority ("TSA") to Dick's Sporting Goods stores.

▪
Net sales increased 4.6% to $1,909.7 million in the current quarter from $1,825.3 million during the first quarter of 2017, which includes a shift in the Company's fiscal calendar that favorably impacted current period net sales comparisons by approximately $32.3 million.

▪
eCommerce sales penetration in the current quarter increased to approximately 11% of total net sales compared to approximately 9% during the first quarter of 2017, representing an increase of 24% in eCommerce sales.

▪	In the first quarter of 2018, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.225 per share on the Company's common stock and Class B common stock.

▪	Repurchased 3.3 million shares of common stock for $107.9 million under the currently authorized share repurchase program.

▪	The following table summarizes store openings and closings for the periods indicated:

	13 Weeks Ended May 5, 2018			13 Weeks Ended April 29, 2017
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	716	129	845	676	121	797
Q1 New stores	8	—	8	15	10	25
Closed stores	—	—	—	—	1	1
Ending stores	724	129	853	691	130	821

Relocated stores	2	—	2	2	—	2

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2018-2017 (A)
	13 Weeks Ended
	May 5, 2018 (A)	April 29, 2017 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.66	70.31	35
Gross profit	29.34	29.69	(35)
Selling, general and administrative expenses (3)	24.63	24.07	56
Pre-opening expenses (4)	0.14	0.68	(54)
Income from operations	4.57	4.93	(36)
Interest expense	0.14	0.07	7
Other expense (income)	0.05	(0.16)	21
Income before income taxes	4.39	5.02	(63)
Provision for income taxes	1.24	1.83	(59)
Net income	3.15%	3.19%	(4)

Other Data:
Consolidated same store sales (decrease) increase	(0.9%)	2.4%
Number of stores at end of period (5)	853	821
Total square feet at end of period (5)	42,091,412	40,270,917

(A)	Column does not add due to rounding.

(1)
Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") is deferred and recognized upon the redemption of the cards. These cards have no expiration date. The Company adopted ASU 2014-09 ("Topic 606") on February 4, 2018. The impact of this adoption is further described within Note 6 to the unaudited Consolidated Financial Statements.

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

13 Weeks Ended May 5, 2018 Compared to the 13 Weeks Ended April 29, 2017

Net Sales

Net sales increased 4.6% in the current quarter to $1,909.7 million from $1,825.3 million for the quarter ended April 29, 2017, due primarily to the growth of our store network and a shift in the Company's fiscal calendar, partially offset by a 0.9% decrease in consolidated same store sales. Stores that are not yet included in the comparable store base increased net sales by $100.0 million in the current quarter. Due to the 53rd week in fiscal 2017, there is a one-week shift in fiscal 2018 results as compared to fiscal 2017. In the current quarter, the seasonal timing resulting from this shift favorably impacted net sales comparisons by $32.3 million. The 0.9% decrease in consolidated same store sales reduced net sales for the quarter ended May 5, 2018 by $15.6 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 2.5%, which includes an increase of 24% in eCommerce sales. eCommerce sales penetration increased to approximately 11% of total net sales during the current quarter compared to approximately 9% of total net sales during the quarter ended April 29, 2017.

As adjusted for the shifted retail calendar, the decrease in consolidated same store sales was driven by declines in the hunt and electronics categories, partially offset by gains in the fitness equipment, team sports and licensed categories along with our private brand businesses. Our firearms policy changes led to an accelerated decline in our hunt business, which was a challenged category coming into fiscal 2018. We expect the hunt and electronics businesses to remain under significant pressure through the remainder of the year. We are also exiting the majority of our electronics business, which is primarily fitness tracking. Consolidated same store sales results for the current quarter reflect a decrease in transactions of approximately 3.7% partially offset by an increase in sales per transaction of 1.2%.

Income from Operations

Income from operations decreased to $87.3 million in the current quarter from $90.1 million for the quarter ended April 29, 2017.

Gross profit increased 3.4% to $560.4 million in the current quarter from $541.9 million for the quarter ended April 29, 2017, but decreased as a percentage of net sales by 35 basis points compared to the same period last year. Merchandise margins increased 18 basis points driven by a lower promotions and favorable merchandise mix. This increase, however, was more than offset by higher eCommerce shipping and fulfillment costs, and occupancy deleverage. Occupancy costs increased $14.2 million in the current quarter from the quarter ended April 29, 2017. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 4.6% increase in net sales during the current quarter.

Selling, general and administrative expenses increased 7.1% to $470.3 million in the current quarter from $439.3 million for the quarter ended April 29, 2017, and increased as a percentage of net sales by 56 basis points. The expense deleverage was primarily driven by higher brand-building marketing expenses related to the Olympics, higher incentive compensation and investments in our growth initiatives to support our long-term strategy.

Pre-opening expenses decreased to $2.7 million in the current quarter from $12.5 million for the quarter ended April 29, 2017. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. The quarter ended April 29, 2017 included $3.5 million of costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores. Pre-opening rent expenses for our self-developed store sites generally exceed those for sites built to our specifications by our landlords, as we commence recognition of rent expense when we take possession of a site as opposed to when we commence occupancy under the lease term.

Other Expense (Income)

Other expense totaled $0.9 million in the current quarter compared to $2.9 million of income for the quarter ended April 29, 2017. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized an investment loss totaling $1.0 million in the current quarter compared to investment income of $2.8 million for the quarter ended April 29, 2017, primarily driven by an overall decline in the equity markets, which impacted the deferred compensation plan investment values.

Income Taxes

The Company's effective tax rate decreased to 28.3% for the current quarter from 36.5% for the quarter ended April 29, 2017. The decrease is primarily due to a lower statutory corporate tax rate resulting from the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the corporate federal income tax rate from 35% to 21% partially offset by tax expense in the current period compared to a tax benefit in the prior year period for certain share-based payments resulting from the prior year adoption of ASU 2016-09.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company has a $1.25 billion senior secured revolving credit facility (the "Credit Facility"), which also provides for up to $150 million in the form of letters of credit. Under the Credit Facility, subject to satisfaction of certain conditions, the Company may request an increase of up to $350 million in additional borrowing availability.

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

Liquidity information for the periods ended (dollars in thousands):

	May 5, 2018	April 29, 2017
Funds drawn on Credit Facility	$692,800	$645,200
Number of business days with outstanding balance on Credit Facility	64 days	61 days
Maximum daily amount outstanding under Credit Facility	$280,100	$152,800

Liquidity information as of the periods ended (dollars in thousands):

	May 5, 2018	April 29, 2017
Outstanding borrowings under Credit Facility	$280,100	$92,450
Cash and cash equivalents	$104,599	$108,400
Remaining borrowing capacity under Credit Facility	$953,769	$884,737
Outstanding letters of credit under Credit Facility	$16,131	$22,813

The Company intends to allocate capital to invest in its future growth, specifically growing its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.

Capital expenditures – We expect fiscal 2018 capital expenditures to be approximately $280 million on a gross basis and approximately $250 million on a net basis, which includes tenant allowances provided by landlords. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. We plan to continue to invest in technology and eCommerce fulfillment to deliver the best omni-channel customer experience in sporting goods. We plan to reduce our new stores growth rate in fiscal 2018 to 19 new Dick's Sporting Goods stores which represents a significant reduction from fiscal 2017. Approximately 50% of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 13 weeks ended May 5, 2018, the Company repurchased 3.3 million shares of its common stock for $107.9 million and currently has approximately $648.9 million remaining under its current authorization that extends through 2021. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 13 weeks ended May 5, 2018, the Company paid $23.7 million of dividends to its stockholders. On May 17, 2018, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.225 per share of common stock and Class B common stock payable on June 29, 2018 to stockholders of record as of the close of business on June 8, 2018. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

The Company believes cash flows generated by operations and funds available under its Credit Facility will be sufficient to satisfy capital requirements, including planned capital expenditures, share repurchases and quarterly dividend payments to its stockholders through fiscal 2018. The Company may require additional funding should the Company pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.

Changes in cash and cash equivalents are as follows (in thousands):

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Net cash (used in) provided by operating activities	$(19,099)	$36,472
Net cash used in investing activities	(49,349)	(116,236)
Net cash provided by financing activities	71,816	23,414
Effect of exchange rate changes on cash and cash equivalents	(22)	(27)
Net increase (decrease) in cash and cash equivalents	$3,346	$(56,377)

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

Cash provided by operating activities decreased $55.6 million for the 13 weeks ended May 5, 2018 compared to the same period last year. The calendar shift caused by the inclusion of a 53rd week in fiscal 2017 negatively impacted cash provided by operating activities in the current period.

Cash flows generated for changes in operating assets and liabilities, excluding the timing impact of cash payments for income taxes, decreased $54.5 million period-over-period due primarily to the following:

▪
Changes in inventory and accounts payable decreased operating cash flows by $23.7 million compared to the prior year, primarily due to the timing of rent payments processed prior to the end of fiscal April due to the calendar shift partially offset by lower inventory levels at the end of the current fiscal period compared to the same period last year.

▪
Changes in accrued expenses decreased operating cash flows by $17.8 million compared to the prior year, primarily due to year-over-year changes in the timing of payroll caused by the shifted fiscal calendar and incentive compensation accruals and corresponding payments.

▪
Changes in deferred construction allowances decreased operating cash flows by $19.4 million compared to the prior year, primarily due to year-over-year changes in the timing and amount of payments received for self-developed stores.

Investing Activities

Cash used in investing activities decreased $66.9 million for the 13 weeks ended May 5, 2018 compared to the same period last year primarily due to a $64.5 million decrease in gross capital expenditures. The decrease in gross capital expenditures is primarily driven by the reduction in our new store growth rate in the current period and the construction of our fifth distribution facility during the same period last year.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash provided by financing activities for the 13 weeks ended May 5, 2018 totaled $71.8 million compared to $23.4 million for the comparable period of the prior year. The Company had higher net Credit Facility borrowings during the 13 weeks ended May 5, 2018 compared to the same period last year, primarily to fund an increase in share repurchases.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of May 5, 2018 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of the Company's contractual obligations and other commercial commitments as of February 3, 2018, see the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission on March 30, 2018. During the current quarter, there were no material changes with respect to these contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission on March 30, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

During the first quarter of fiscal 2018, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 5, 2018.

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

ITEM 1A.  RISK FACTORS

Except as identified below, there have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended February 3, 2018, filed with the Securities and Exchange Commission on March 30, 2018. The discussion of risk factors sets forth the material risks that could affect the Company's financial condition and operations.

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

During the first quarter of 2018, the Company announced changes to its policy relating to the sale of firearms and accessories and announced its support for certain gun reform measures. The Company’s hunt business experienced an accelerated decline after this announcement and certain firearms manufacturers have indicated that they no longer intend to do business with the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
February 4, 2018 to March 3, 2018	1,014,099	$30.45	1,013,800	$725,932,779
March 4, 2018 to April 7, 2018	1,344,612	$33.61	1,226,760	$684,636,509
April 8, 2018 to May 5, 2018	1,097,996	$32.58	1,097,440	$648,883,167
Total	3,456,707	$32.35	3,338,000

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 31, 2018 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 31, 2018 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 31, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 31, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 31, 2018 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial and accounting officer)