Form 10-Q
period 2018-08-04
DICKS SPORTING GOODS INC
filed 2018-08-30
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 4, 2018

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 24, 2018, was 76,528,022 and 24,541,123, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$2,177,488	$2,156,911	$4,087,207	$3,982,164
Cost of goods sold, including occupancy and distribution costs	1,518,207	1,519,689	2,867,557	2,803,076

GROSS PROFIT	659,281	637,222	1,219,650	1,179,088

Selling, general and administrative expenses	495,325	470,267	965,653	909,608
Pre-opening expenses	1,429	7,765	4,138	20,221

INCOME FROM OPERATIONS	162,527	159,190	249,859	249,259

Interest expense	3,050	2,216	5,706	3,480
Other income	(2,187)	(14,470)	(1,301)	(17,348)

INCOME BEFORE INCOME TAXES	161,664	171,444	245,454	263,127

Provision for income taxes	42,267	59,059	65,972	92,547

NET INCOME	$119,397	$112,385	$179,482	$170,580

EARNINGS PER COMMON SHARE:
Basic	$1.21	$1.04	$1.79	$1.56
Diluted	$1.20	$1.03	$1.78	$1.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,716	108,175	100,050	109,308
Diluted	99,591	108,679	100,872	110,043

Cash dividends declared per share	$0.225	$0.170	$0.450	$0.340

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
NET INCOME	$119,397	$112,385	$179,482	$170,580
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(20)	81	(42)	54
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(20)	81	(42)	54
COMPREHENSIVE INCOME	$119,377	$112,466	$179,440	$170,634

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,270	$101,253	$131,615
Accounts receivable, net	63,977	60,107	86,355
Income taxes receivable	3,578	4,433	11,401
Inventories, net	1,795,794	1,711,103	1,917,912
Prepaid expenses and other current assets	137,323	129,189	130,001
Total current assets	2,124,942	2,006,085	2,277,284

Property and equipment, net	1,611,532	1,677,340	1,611,834
Intangible assets, net	133,373	136,587	137,920
Goodwill	250,476	250,476	245,126
Other assets:
Deferred income taxes	10,894	13,639	11,129
Other	113,941	119,812	112,018
Total other assets	124,835	133,451	123,147
TOTAL ASSETS	$4,245,158	$4,203,939	$4,395,311

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$835,098	$843,075	$968,396
Accrued expenses	349,701	354,181	365,680
Deferred revenue and other liabilities	177,131	212,080	174,758
Income taxes payable	21,568	10,476	—
Current portion of other long-term debt and leasing obligations	5,233	5,202	666
Total current liabilities	1,388,731	1,425,014	1,509,500
LONG-TERM LIABILITIES:
Revolving credit borrowings	108,400	—	186,800
Other long-term debt and leasing obligations	57,424	60,084	4,343
Deferred income taxes	19,102	10,232	3,531
Deferred rent and other liabilities	740,275	767,108	769,877
Total long-term liabilities	925,201	837,424	964,551
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	732	783	825
Class B common stock	245	247	247
Additional paid-in capital	1,195,875	1,177,778	1,157,480
Retained earnings	2,359,024	2,205,651	2,087,318
Accumulated other comprehensive loss	(120)	(78)	(78)
Treasury stock, at cost	(1,624,530)	(1,442,880)	(1,324,532)
Total stockholders' equity	1,931,226	1,941,501	1,921,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,245,158	$4,203,939	$4,395,311

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	169,747	2	(169,747)	(2)	—	—	—	—	—
Restricted stock vested	408,002	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(121,144)	(1)	—	—	(4,005)	—	—	—	(4,006)
Net income	—	—	—	—	—	179,482	—	—	179,482
Stock-based compensation	—	—	—	—	22,106	—	—	—	22,106
Foreign currency translation adjustment, net of taxes of $13	—	—	—	—	—	—	(42)	—	(42)
Purchase of shares for treasury	(5,556,200)	(56)	—	—	—	—	—	(181,650)	(181,706)
Cash dividends declared	—	—	—	—	—	(46,597)	—	—	(46,597)
BALANCE, August 4, 2018	73,218,303	$732	24,541,123	$245	$1,195,875	$2,359,024	$(120)	$(1,624,530)	$1,931,226

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,482	$170,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,059	109,085
Deferred income taxes	4,417	38,262
Stock-based compensation	22,106	16,029
Other non-cash items	466	361
Changes in assets and liabilities:
Accounts receivable	(7,315)	(7,748)
Inventories	(65,229)	(279,280)
Prepaid expenses and other assets	10,447	(12,986)
Accounts payable	62,357	245,909
Accrued expenses	9,556	(2,785)
Income taxes payable / receivable	11,947	(62,328)
Deferred construction allowances	13,146	63,889
Deferred revenue and other liabilities	(45,550)	(34,496)
Net cash provided by operating activities	315,889	244,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96,515)	(235,713)
Deposits and purchases of other assets	—	(2,344)
Net cash used in investing activities	(96,515)	(238,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,162,800	1,748,700
Revolving credit repayments	(1,054,400)	(1,561,900)
Payments on other long-term debt and leasing obligations	(2,629)	(316)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	—	16,290
Minimum tax withholding requirements	(4,006)	(5,660)
Cash paid for treasury stock	(181,706)	(166,194)
Cash dividends paid to stockholders	(46,040)	(37,521)
Decrease in bank overdraft	(70,334)	(33,050)
Net cash used in financing activities	(196,315)	(39,651)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(42)	54
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,017	(33,162)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,253	164,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,270	$131,615

Supplemental disclosure of cash flow information:
Accrued property and equipment	$14,402	$57,307
Cash paid for interest	$5,064	$2,799
Cash paid for income taxes	$53,056	$118,968

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communication and live scorekeeping, custom uniforms and FanWear as well as access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2018 as filed with the Securities and Exchange Commission on March 30, 2018. Operating results for the 13 and 26 weeks ended August 4, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019 or any other period.

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

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842), Targeted Improvements," which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The effective date and transition requirements for ASU 2018-10 and ASU 2018-11 are the same as ASU 2016-02. Early adoption is permitted. The Company is currently in the process of upgrading our existing lease management technology solution to facilitate adoption of these ASU's in fiscal 2019. We are also currently evaluating the impact of the adoption of these ASU's on the Company's Consolidated Financial Statements with anticipation that they will result in significant lease assets and related liabilities as all of the Company's retail locations and the majority of our supply chain facilities are currently categorized as operating leases. We do not anticipate that the adoption of these ASU's will have a significant impact on the Company's Consolidated Statement of Income.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2018 and 2017 (in thousands):

	26 Weeks Ended
	August 4, 2018	July 29, 2017
Accrued store closing and relocation reserves, beginning of period	$10,536	$17,531
Expense charged to earnings	1,973	170
Cash payments	(4,654)	(4,906)
Interest accretion and other changes in assumptions	(378)	777
Accrued store closing and relocation reserves, end of period	7,477	13,572
Less: current portion of accrued store closing and relocation reserves	(3,598)	(5,902)
Long-term portion of accrued store closing and relocation reserves	$3,879	$7,670

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income	$119,397	$112,385	$179,482	$170,580

Weighted average common shares outstanding - basic	98,716	108,175	100,050	109,308
Dilutive effect of stock-based awards	875	504	822	735
Weighted average common shares outstanding - diluted	99,591	108,679	100,872	110,043

Earnings per common share - basic	$1.21	$1.04	$1.79	$1.56
Earnings per common share - diluted	$1.20	$1.03	$1.78	$1.55

Anti-dilutive stock-based awards excluded from diluted calculation	3,379	4,164	3,976	3,282

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of August 4, 2018 and February 3, 2018 are set forth in the table below (in thousands):

	Level 1
Description	August 4, 2018	February 3, 2018
Assets:
Deferred compensation plan assets held in trust (1)	$81,901	$78,894
Total assets	$81,901	$78,894

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both August 4, 2018 and February 3, 2018.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the 26 weeks ended August 4, 2018 or the fiscal year ended February 3, 2018.

5.  Subsequent Event

On August 24, 2018, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.225 per share on the Company's common stock and Class B common stock payable on September 28, 2018 to stockholders of record as of the close of business on September 14, 2018.

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

Deferred gift card revenue - Our gift card liability was $117.6 million and $179.5 million as of August 4, 2018 and February 3, 2018, respectively. During the 26 weeks ended August 4, 2018, we recognized $3.5 million of gift card breakage revenue and experienced approximately $62.2 million of gift card redemptions that were included in our gift card liability as of February 3, 2018. Based on the Company's historical experience, the vast majority of gift card revenue is recognized within twelve months of deferral.

Customer loyalty program - Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. We estimate the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Our customer loyalty program liability was $30.6 million and $29.9 million as of August 4, 2018 and February 3, 2018, respectively. During the 26 weeks ended August 4, 2018, we recognized approximately $23.6 million of revenue that was included in our customer loyalty program liability as of February 3, 2018. Based on the Company's customer loyalty program policies, the vast majority of program points earned are redeemed or expire within twelve months.

The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Hardlines (1)	$1,074	$1,107	$1,971	$1,978
Apparel	641	607	1,192	1,139
Footwear	433	416	854	820
Other (2)	29	27	70	45
Total net sales	$2,177	$2,157	$4,087	$3,982

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, current expectations; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and our eCommerce platform, the development of Dick's Team Sports HQ, investments in our supply chain, and improvements in the customer experience in both stores and online; the operation of our eCommerce platform; projections of our future profitability and results of operation; plans to open new stores and remodel existing stores; investments in our associates; hunt and electronics remaining under significant pressure through the remainder of the year; plans to exit our electronics business; increasing freight expenses; the effect of changes in corporate income tax laws and tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; borrowings under our credit facility; and our future financial condition.

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

▪
Lack of available retail store sites on terms acceptable to us, our ability to leverage the flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as our leases come up for renewal, and other costs and risks relating to a brick and mortar retail store model;

▪	The streamlining of the Company's vendor base and execution of the Company's merchandising strategy failing to produce the anticipated benefits within the expected time frame or at all;

▪Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings, including product liability and product recalls; specialty concept stores; and Dick's Team Sports HQ;

▪	Disruptions or other problems with our information systems;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, tax, foreign trade, labor, data protection and privacy;

▪
Our relationships with our vendors, disruptions in our or our vendors' supply chains, and increasing product costs, which could be caused by foreign trade issues (including new tariffs), currency exchange rate fluctuations, increasing prices for raw materials, foreign political instability or other reasons;

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

▪
Our pursuit of strategic investments or acquisitions, including the timing and costs of such investments and acquisitions; the integration of acquired businesses or companies being more difficult, time-consuming, or costly than expected; or the investments or acquisitions failing to produce the anticipated benefits within the expected time frame or at all;

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and

▪	Our current intention to issue quarterly cash dividends, and our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in Item 1A. "Risk Factors" of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 3, 2018, filed on March 30, 2018 and Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, filed on May 31, 2018. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, and Dick's Team Sports HQ. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability include the growth in its number of stores and selling square footage, the continued integration of eCommerce with brick and mortar stores, growth in consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. Over the last five years, the Company has grown from 527 Dick's Sporting Goods stores as of August 3, 2013 to 729 Dick's Sporting Goods stores as of August 4, 2018. The Company plans to reduce its rate of new store growth over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

On January 29, 2017, we transitioned our eCommerce platform from a third-party provider to a proprietary internal platform that allows us to fully control our customer experience and optimize profitability. The Company’s focus will be to invest in our online experience through faster delivery, better pricing, more targeted marketing and continued improvements in our digital channels. Like our customers, we see retail as an omni-channel experience, where the distinctions between stores and online are becoming increasingly irrelevant. The Company's eCommerce sales penetration to total net sales has increased from approximately 6% to approximately 11% for the year-to-date periods ended August 3, 2013 and August 4, 2018, respectively. On average, over 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

We see meaningful opportunity to drive improvements across our business and are focused on enhancing our omni-channel capabilities and elevating the customer experience across our omni-channel platform. We plan to leverage our financial strength to make critical investments in our business to improve efficiency and earnings over the long term. We will continue to strategically invest in supply chain, digital capabilities and the development of Dick’s Team Sports HQ. In addition, we intend to remain focused on improvements in the customer experience in stores and online, the continued development and marketing of our private brands, and continuing to attract and retain knowledgeable and skilled associates.

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

▪
Earnings before taxes and the related operating margin – Our management views earnings before taxes and operating margin as key indicators of our performance. The key drivers of earnings before taxes are same store sales, gross profit, and our ability to control selling, general and administrative expenses.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission on March 30, 2018, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended August 4, 2018.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $1.20 in the current quarter increased 16.5% compared to earnings per diluted share of $1.03 during the second quarter of 2017. Net income in the current quarter totaled $119.4 million compared to $112.4 million during the second quarter of 2017.

▪
Net income in the second quarter of 2017 included $12.0 million, net of tax, or $0.11 per diluted share, of income from a contract termination payment and $4.4 million, net of tax, or $0.04 per diluted share, of costs attributable to a corporate restructuring.

▪
Net sales increased 1.0% to $2,177.5 million in the current quarter from $2,156.9 million during the second quarter of 2017, which includes a shift in the Company's fiscal calendar that favorably impacted current period net sales comparisons by approximately $49.8 million.

▪
Adjusted for the calendar shift due to the 53rd week in fiscal 2017, eCommerce sales penetration in the current quarter increased to approximately 11% of total net sales compared to approximately 9% during the second quarter of 2017, representing an increase of 12% in eCommerce sales.

▪	In the second quarter of 2018, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.225 per share on the Company's common stock and Class B common stock.

▪	Repurchased 2.2 million shares of common stock for $73.8 million under the currently authorized share repurchase program.

▪	The following table summarizes store openings and closings for the periods indicated:

	26 Weeks Ended August 4, 2018			26 Weeks Ended July 29, 2017
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	716	129	845	676	121	797
Q1 New stores	8	—	8	15	10	25
Q2 New stores	5	—	5	13	—	13
Closed stores	—	—	—	—	2	2
Ending stores	729	129	858	704	129	833

Relocated stores	3	—	3	2	—	2

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2017-2018
	13 Weeks Ended
	August 4, 2018	July 29, 2017
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.72	70.46	(74)
Gross profit	30.28	29.54	74
Selling, general and administrative expenses (3)	22.75	21.80	95
Pre-opening expenses (4)	0.07	0.36	(29)
Income from operations	7.46	7.38	8
Interest expense	0.14	0.10	4
Other income	(0.10)	(0.67)	57
Income before income taxes	7.42	7.95	(53)
Provision for income taxes	1.94	2.74	(80)
Net income	5.48%	5.21%	27

Other Data:
Consolidated same store sales (decrease) increase	(1.9%)	0.1%
Number of stores at end of period (5)	858	833
Total square feet at end of period (5)	42,348,124	40,871,251

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2017-2018 (A)
	26 Weeks Ended
	August 4, 2018 (A)	July 29, 2017 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.16	70.39	(23)
Gross profit	29.84	29.61	23
Selling, general and administrative expenses (3)	23.63	22.84	79
Pre-opening expenses (4)	0.10	0.51	(41)
Income from operations	6.11	6.26	(15)
Interest expense	0.14	0.09	5
Other income	(0.03)	(0.44)	41
Income before income taxes	6.01	6.61	(60)
Provision for income taxes	1.61	2.32	(71)
Net income	4.39%	4.28%	11

Other Data:
Consolidated same store sales (decrease) increase	(1.4%)	1.1%
Number of stores at end of period (5)	858	833
Total square feet at end of period (5)	42,348,124	40,871,251

(A)	Column does not add due to rounding.

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

13 Weeks Ended August 4, 2018 Compared to the 13 Weeks Ended July 29, 2017

Net Sales

Net sales increased 1.0% in the current quarter to $2,177.5 million from $2,156.9 million for the quarter ended July 29, 2017, due primarily to the growth of our store network and a shift in the Company's fiscal calendar, partially offset by a 1.9% decrease in consolidated same store sales. Stores that are not yet included in the comparable store base increased net sales by $59.4 million in the current quarter. Due to the 53rd week in fiscal 2017, there is a one-week shift in fiscal 2018 results as compared to fiscal 2017. In the current quarter, the seasonal timing resulting from this shift favorably impacted net sales comparisons by $49.8 million. The 1.9% decrease in consolidated same store sales reduced net sales for the quarter ended August 4, 2018 by $38.8 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 4.0%, which includes an increase of 12% in eCommerce sales. eCommerce sales penetration increased to approximately 11% of total net sales during the current quarter compared to approximately 9% of total net sales during the quarter ended July 29, 2017.

As adjusted for the shifted retail calendar, the decrease in consolidated same store sales was driven by declines in the hunt, outdoor equipment and electronics categories, partially offset by gains in outdoor apparel. Consolidated same store sales within athletic apparel were nearly flat in the current quarter. We experienced continued significant declines in Under Armour sales resulting from their decision to expand distribution, although this decline was largely offset from a comparative sales perspective by strong sales of our private brands and other national brands. Our firearms policy changes have led to a continuing decline in our hunt business, which was a challenged category coming into fiscal 2018. We are evaluating our strategy for the hunt business across all of our banners. This may include optimizing our hunt merchandise assortment and allocating floor space to other merchandise categories that we expect to drive profitable sales growth. We are also exiting the majority of our electronics business, which is primarily fitness tracking. We expect the hunt and electronics businesses to remain under significant pressure through the remainder of the year. Consolidated same store sales results for the current quarter reflect a decrease in transactions of approximately 4.7% partially offset by an increase in sales per transaction of 0.7%.

Income from Operations

Income from operations increased to $162.5 million in the current quarter from $159.2 million for the quarter ended July 29, 2017.

Gross profit increased 3.5% to $659.3 million in the current quarter from $637.2 million for the quarter ended July 29, 2017, and increased as a percentage of net sales by 74 basis points compared to the same period last year. Merchandise margins increased 141 basis points primarily driven by an improved product cycle, fewer promotions and favorable merchandise mix as our hunt, outdoor equipment and electronics categories have significantly lower merchandise margin rates compared to other categories. This increase was partially offset by higher freight and eCommerce shipping and fulfillment costs, as well as occupancy deleverage. We expect freight costs to continue at higher levels than the prior period for the remainder of the fiscal year due to driver shortages and capacity constraints across our freight network. Occupancy costs increased $6.5 million in the current quarter from the quarter ended July 29, 2017. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a slightly higher rate than the 1.0% increase in net sales during the current quarter.

Selling, general and administrative expenses increased 5.3% to $495.3 million in the current quarter from $470.3 million for the quarter ended July 29, 2017, and increased as a percentage of net sales by 95 basis points. The increase was primarily driven by higher incentive compensation and investments in our growth initiatives to support our long-term strategy. The quarter ended July 29, 2017 included corporate restructuring charges totaling $7.1 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales in the prior year comparable period by 33 basis points.

Pre-opening expenses decreased to $1.4 million in the current quarter from $7.8 million for the quarter ended July 29, 2017. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened five new stores in the current quarter compared to 13 new stores during the quarter ended July 29, 2017.

Other Income

Other income totaled $2.2 million in the current quarter compared to $14.5 million of income for the quarter ended July 29, 2017. Other income for the quarter ended July 29, 2017 included $12.0 million for the receipt of a contract termination payment.

Income Taxes

The Company's effective tax rate decreased to 26.1% for the current quarter from 34.4% for the quarter ended July 29, 2017. The decrease is primarily due to a lower statutory corporate tax rate resulting from the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the corporate federal income tax rate from 35% to 21%. The effective tax rate for the quarter ended July 29, 2017 included the utilization of net capital loss carryforwards totaling $12.0 million that were previously subject to a valuation allowance.

26 Weeks Ended August 4, 2018 Compared to the 26 Weeks Ended July 29, 2017

Net Sales

Net sales increased 2.6% in the current period to $4,087.2 million from $3,982.2 million for the period ended July 29, 2017, due primarily to the growth of our store network and a shift in the Company's fiscal calendar, partially offset by a 1.4% decrease in consolidated same store sales. Stores that are not yet included in the comparable store base increased net sales by $159.4 million in the current period. Due to the 53rd week in fiscal 2017, there is a one-week shift in fiscal 2018 results as compared to fiscal 2017. In the current period, the seasonal timing resulting from this shift favorably impacted net sales comparisons by $82.1 million. The 1.4% decrease in consolidated same store sales reduced net sales for the period ended August 4, 2018 by $54.4 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.3%, which includes an increase of approximately 17% in eCommerce sales. eCommerce sales penetration increased to approximately 11% of total net sales during the current period compared to approximately 9% of total net sales during the period ended July 29, 2017.

As adjusted for the shifted retail calendar, the decrease in consolidated same store sales was driven by declines in the hunt, outdoor equipment and electronics categories, partially offset by gains in the outdoor apparel, fitness equipment and licensed categories. Our firearms policy changes have led to a continuing decline in our hunt business, which was a challenged category coming into fiscal 2018. We are also exiting the majority of our electronics business, which is primarily fitness tracking. We expect the hunt and electronics businesses to remain under significant pressure through the remainder of the year. Consolidated same store sales results for the current period reflect a decrease in transactions of approximately 4.4% partially offset by an increase in sales per transaction of 1.1%.

Income from Operations

Income from operations increased to $249.9 million in the current period from $249.3 million for the period ended July 29, 2017.

Gross profit increased 3.4% to $1,219.7 million for the current period from $1,179.1 million for the period ended July 29, 2017, and increased as a percentage of net sales by 23 basis points compared to the same period last year. Merchandise margins increased 85 basis points primarily driven by fewer promotions and favorable merchandise mix as our hunt, outdoor equipment and electronics categories have significantly lower merchandise margin rates compared to other categories. This increase was partially offset by higher eCommerce shipping and fulfillment costs, as well as occupancy deleverage. Occupancy costs increased $20.7 million in the current period from the period ended July 29, 2017. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 2.6% increase in net sales during the current period.

Selling, general and administrative expenses increased 6.2% to $965.7 million in the current period from $909.6 million for the period ended July 29, 2017, and increased as a percentage of net sales by 79 basis points primarily driven by higher incentive compensation and investments in our growth initiatives to support our long-term strategy. The period ended July 29, 2017 included corporate restructuring charges totaling $7.1 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales in the prior year comparable period by 18 basis points.

Pre-opening expenses decreased to $4.1 million in the current period from $20.2 million for the period ended July 29, 2017. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. We opened 13 new stores in the current period compared to 38 new stores during the period ended July 29, 2017. The period ended July 29, 2017 included $3.5 million of costs incurred by the Company to convert The Sports Authority ("TSA") stores to Dick's Sporting Goods stores.

Other Income

Other income totaled $1.3 million in the current period compared to $17.3 million of income for the period ended July 29, 2017. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $1.1 million in the current period compared to investment income of $5.1 million for the period ended July 29, 2017, primarily driven by an overall decline in the equity markets, which impacted the deferred compensation plan investment values. Additionally, the period ended July 29, 2017 included $12.0 million for the receipt of a contract termination payment.

Income Taxes

The Company's effective tax rate decreased to 26.9% for the current period from 35.2% for the same period last year. The decrease is primarily due to a lower statutory corporate tax rate resulting from the Tax Act, which reduced the corporate federal income tax rate from 35% to 21%, partially offset by tax expense in the current period compared to a tax benefit in the prior year period for certain share-based payments resulting from the prior year adoption of ASU 2016-09. The effective tax rate for the period ended July 29, 2017 included the utilization of net capital loss carryforwards totaling $12.0 million that were previously subject to a valuation allowance.

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

On August 3, 2018, the Company amended the Credit Facility to provide that all terms of an accounting or financial nature and all computations of financial amounts and ratios referenced in the Credit Facility will be made without giving effect to any lease obligation recorded pursuant to FASB ASU 2016-02, "Leases (Topic 842)", to the extent such obligation would not have been recorded as a capital lease obligation prior to adoption of ASU 2016-02.

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

Liquidity information for the periods ended (dollars in thousands):

	August 4, 2018	July 29, 2017
Funds drawn on Credit Facility	$1,162,800	$1,748,700
Number of business days with outstanding balance on Credit Facility	127 days	124 days
Maximum daily amount outstanding under Credit Facility	$324,100	$391,200

Liquidity information as of the periods ended (dollars in thousands):

	August 4, 2018	July 29, 2017
Outstanding borrowings under Credit Facility	$108,400	$186,800
Cash and cash equivalents	$124,270	$131,615
Remaining borrowing capacity under Credit Facility	$1,125,469	$790,387
Outstanding letters of credit under Credit Facility	$16,131	$22,813

The Company intends to allocate capital to invest in its future growth, specifically growing and remodeling its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.

Capital expenditures – We expect fiscal 2018 capital expenditures to be approximately $250 million on a gross basis and approximately $225 million on a net basis, which includes tenant allowances provided by landlords. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. We plan to continue to invest in technology and eCommerce fulfillment to deliver the best omni-channel customer experience in sporting goods. We plan to reduce our new stores growth rate in fiscal 2018 to 19 new Dick's Sporting Goods stores which represents a significant reduction from fiscal 2017. Approximately 50% of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 26 weeks ended August 4, 2018, the Company repurchased 5.6 million shares of its common stock for $181.7 million, and currently has approximately $575.1 million remaining under its current authorization that extends through 2021. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 26 weeks ended August 4, 2018, the Company paid $46.0 million of dividends to its stockholders. On August 24, 2018, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.225 per share of common stock and Class B common stock payable on September 28, 2018 to stockholders of record as of the close of business on September 14, 2018. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

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

Changes in cash and cash equivalents are as follows (in thousands):

	26 Weeks Ended
	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$315,889	$244,492
Net cash used in investing activities	(96,515)	(238,057)
Net cash used in financing activities	(196,315)	(39,651)
Effect of exchange rate changes on cash and cash equivalents	(42)	54
Net increase (decrease) in cash and cash equivalents	$23,017	$(33,162)

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

Cash provided by operating activities increased $71.4 million for the 26 weeks ended August 4, 2018 compared to the same period last year.

Cash flows generated for changes in operating assets and liabilities, excluding the timing impact of cash payments for income taxes, increased $4.9 million period-over-period due primarily to the following:

▪
Changes in inventory and accounts payable increased operating cash flows by $30.5 million compared to the prior year, primarily due to improved inventory turn during the current fiscal period compared to the same period last year. The increase was partially offset by the timing of rent payments processed prior to the end of fiscal July due to the calendar shift caused by the inclusion of a 53rd week in fiscal 2017.

▪
Changes in accrued expenses increased operating cash flows by $12.3 million compared to the prior year, primarily due to year-over-year changes in incentive compensation and advertising accruals and corresponding payments.

▪
Changes in deferred construction allowances decreased operating cash flows by $50.7 million compared to the prior year, primarily due to year-over-year changes in the timing and amount of payments received for self-developed stores.

Investing Activities

Cash used in investing activities decreased $141.5 million for the 26 weeks ended August 4, 2018 compared to the same period last year, primarily due to a $139.2 million decrease in gross capital expenditures. The decrease in gross capital expenditures is primarily driven by the reduction in our new store growth rate in the current period and the construction of our fifth distribution facility during the same period last year.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash used in financing activities for the 26 weeks ended August 4, 2018 totaled $196.3 million compared to $39.7 million for the comparable period of the prior year. The Company had lower net Credit Facility borrowings during the 26 weeks ended August 4, 2018 compared to the same period last year.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of August 4, 2018 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2018, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 4, 2018.

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

If our product costs are adversely affected by foreign trade issues (including import tariffs and other trade restrictions with China), currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.

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

General trade tensions between the U.S. and China have been escalating in 2018, with one round of U.S. tariffs on Chinese goods taking effect in July 2018, a second round taking effect in August 2018, and a proposed third round the effectiveness of which has not been determined. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' suppliers or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
May 6, 2018 to June 2, 2018	888,200	$30.82	888,200	$621,505,537
June 3, 2018 to July 7, 2018	891,361	$35.34	889,988	$590,052,165
July 8, 2018 to August 4, 2018	441,076	$33.99	440,012	$575,094,476
Total	2,220,637	$33.27	2,218,200

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Third Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of November 21, 2011.	Filed herewith

10.2
Third Amendment to the Amended and Restated Credit Agreement, dated as of August 3, 2018, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as letter of credit issuer and swing line lender, and the lenders party thereto.
Filed herewith

31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 30, 2018 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 30, 2018 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 30, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 30, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 30, 2018 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial and accounting officer)