Form 10-Q
period 2018-11-03
DICKS SPORTING GOODS INC
filed 2018-11-29
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 3, 2018

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of November 23, 2018, was 73,761,783 and 24,541,123, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$1,857,273	$1,944,187	$5,944,480	$5,926,350
Cost of goods sold, including occupancy and distribution costs	1,333,719	1,410,067	4,201,277	4,213,143

GROSS PROFIT	523,554	534,120	1,743,203	1,713,207

Selling, general and administrative expenses	468,691	475,899	1,434,344	1,385,506
Pre-opening expenses	1,997	8,220	6,135	28,441

INCOME FROM OPERATIONS	52,866	50,001	302,724	299,260

Interest expense	2,606	2,839	8,312	6,319
Other expense (income)	68	(10,768)	(1,233)	(28,117)

INCOME BEFORE INCOME TAXES	50,192	57,930	295,645	321,058

Provision for income taxes	12,365	21,017	78,336	113,564

NET INCOME	$37,827	$36,913	$217,309	$207,494

EARNINGS PER COMMON SHARE:
Basic	$0.39	$0.35	$2.20	$1.92
Diluted	$0.39	$0.35	$2.18	$1.91

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	96,677	105,466	98,926	108,027
Diluted	97,890	105,814	99,878	108,633

Cash dividends declared per share	$0.225	$0.170	$0.675	$0.510

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
NET INCOME	$37,827	$36,913	$217,309	$207,494
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	2	(7)	(40)	47
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2	(7)	(40)	47
COMPREHENSIVE INCOME	$37,829	$36,906	$217,269	$207,541

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,103	$101,253	$111,815
Accounts receivable, net	57,559	60,107	88,979
Income taxes receivable	10,422	4,433	72,911
Inventories, net	2,196,777	1,711,103	2,178,495
Prepaid expenses and other current assets	138,468	129,189	129,876
Total current assets	2,495,329	2,006,085	2,582,076

Property and equipment, net	1,578,313	1,677,340	1,679,872
Intangible assets, net	131,763	136,587	144,896
Goodwill	250,476	250,476	245,126
Other assets:
Deferred income taxes	11,886	13,639	10,425
Other	115,991	119,812	122,519
Total other assets	127,877	133,451	132,944
TOTAL ASSETS	$4,583,758	$4,203,939	$4,784,914

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,028,234	$843,075	$1,061,776
Accrued expenses	350,737	354,181	378,477
Deferred revenue and other liabilities	167,781	212,080	161,193
Income taxes payable	2,078	10,476	488
Current portion of other long-term debt and leasing obligations	5,251	5,202	5,175
Total current liabilities	1,554,081	1,425,014	1,607,109
LONG-TERM LIABILITIES:
Revolving credit borrowings	382,300	—	454,700
Other long-term debt and leasing obligations	56,111	60,084	61,413
Deferred income taxes	14,951	10,232	23,710
Deferred rent and other liabilities	729,273	767,108	764,996
Total long-term liabilities	1,182,635	837,424	1,304,819
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	703	783	797
Class B common stock	245	247	247
Additional paid-in capital	1,204,293	1,177,778	1,166,370
Retained earnings	2,374,336	2,205,651	2,106,086
Accumulated other comprehensive loss	(118)	(78)	(85)
Treasury stock, at cost	(1,732,417)	(1,442,880)	(1,400,429)
Total stockholders' equity	1,847,042	1,941,501	1,872,986
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,583,758	$4,203,939	$4,784,914

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	169,747	2	(169,747)	(2)	—	—	—	—	—
Restricted stock vested	532,251	5	—	—	(5)	—	—	—	—
Minimum tax withholding requirements	(155,718)	(1)	—	—	(5,263)	—	—	—	(5,264)
Net income	—	—	—	—	—	217,309	—	—	217,309
Stock-based compensation	—	—	—	—	31,783	—	—	—	31,783
Foreign currency translation adjustment, net of taxes of $13	—	—	—	—	—	—	(40)	—	(40)
Purchase of shares for treasury	(8,614,371)	(86)	—	—	—	—	—	(289,537)	(289,623)
Cash dividends declared	—	—	—	—	—	(69,112)	—	—	(69,112)
BALANCE, November 3, 2018	70,249,807	$703	24,541,123	$245	$1,204,293	$2,374,336	$(118)	$(1,732,417)	$1,847,042

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	39 Weeks Ended
	November 3, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,309	$207,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,737	166,521
Deferred income taxes	(726)	59,145
Stock-based compensation	31,783	24,762
Other non-cash items	700	595
Changes in assets and liabilities:
Accounts receivable	(7,218)	(18,145)
Inventories	(466,212)	(539,863)
Prepaid expenses and other assets	7,950	(20,847)
Accounts payable	234,859	316,602
Accrued expenses	11,152	23,404
Income taxes payable / receivable	(14,387)	(123,350)
Deferred construction allowances	23,440	78,482
Deferred revenue and other liabilities	(56,859)	(49,258)
Net cash provided by operating activities	160,528	125,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135,288)	(386,600)
Acquisitions, net of cash acquired	—	(8,500)
Deposits and purchases of other assets	—	(2,344)
Net cash used in investing activities	(135,288)	(397,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,723,500	2,431,200
Revolving credit repayments	(1,341,200)	(1,976,500)
Proceeds from term loan	—	62,492
Payments on other long-term debt and leasing obligations	(3,924)	(1,229)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	—	16,558
Minimum tax withholding requirements	(5,264)	(5,771)
Cash paid for treasury stock	(289,623)	(242,119)
Cash dividends paid to stockholders	(68,139)	(55,375)
Decrease in bank overdraft	(49,700)	(10,363)
Net cash (used in) provided by financing activities	(34,350)	218,893
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(40)	47
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,150)	(52,962)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,253	164,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,103	$111,815

Supplemental disclosure of cash flow information:
Accrued property and equipment	$14,308	$44,593
Cash paid for interest	$7,185	$5,002
Cash paid for income taxes	$97,407	$180,067

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering free league management services, mobile apps for scheduling, communication and live scorekeeping, custom uniforms and FanWear as well as access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2018 as filed with the Securities and Exchange Commission on March 30, 2018. Operating results for the 13 and 39 weeks ended November 3, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019 or any other period.

Recently Adopted Accounting Pronouncements

Income Taxes

In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." This update provides guidance on income tax accounting implications under the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017. Areas of clarification under the update are the measurement period time frame, changes in subsequent reporting periods, and reporting requirements as they relate to the Tax Act. The Company adopted ASU 2018-05 during the first quarter of fiscal 2018. The Company recorded provisional charges as a result of the Tax Act, as noted within Note 11 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The Company is continuing to assess our estimates of cumulative temporary differences and further evaluate the provisional amounts recognized, for which the Company's reviews are substantially complete. The adoption of this guidance did not have, nor is it expected to have, a significant impact on the Company's Consolidated Financial Statements.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company adopted ASU 2017-09 during the first quarter of fiscal 2018. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment." This update modifies the concept of impairment and simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for interim or annual goodwill impairment tests during fiscal years beginning after December 15, 2019. Early application is permitted and prospective application is required. The Company elected to early adopt ASU 2017-04 during the first quarter of fiscal 2018. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements.

Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date", which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Subsequent to the issuance of ASU 2014-09 and ASU 2015-14, the FASB has also issued additional ASUs to assist in clarifying guidance within ASU 2014-09. These updates permit the use of either the full retrospective or modified retrospective transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted these ASUs during the first quarter of fiscal 2018. The adoption of these ASUs did not have a significant impact on our Consolidated Financial Statements. Refer to Note 6 to the unaudited Consolidated Financial Statements for additional information.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842), Targeted Improvements," which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The effective date and transition requirements for ASU 2018-10 and ASU 2018-11 are the same as ASU 2016-02. Early adoption is permitted. The Company is currently in the process of upgrading its existing lease management technology solution to facilitate adoption of these ASUs in fiscal 2019. We are also currently evaluating the impact of the adoption of these ASUs on the Company's Consolidated Financial Statements with anticipation that they will result in significant lease assets and related liabilities as all of the Company's retail locations and the majority of our supply chain facilities are currently categorized as operating leases. We do not anticipate that the adoption of these ASUs will have a significant impact on the Company's Consolidated Statement of Income.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in fiscal 2018 and 2017 (in thousands):

	39 Weeks Ended
	November 3, 2018	October 28, 2017
Accrued store closing and relocation reserves, beginning of period	$10,536	$17,531
Expense charged to earnings	3,234	842
Cash payments	(6,274)	(7,299)
Interest accretion and other changes in assumptions	(760)	748
Accrued store closing and relocation reserves, end of period	6,736	11,822
Less: current portion of accrued store closing and relocation reserves	(3,179)	(4,938)
Long-term portion of accrued store closing and relocation reserves	$3,557	$6,884

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$37,827	$36,913	$217,309	$207,494

Weighted average common shares outstanding - basic	96,677	105,466	98,926	108,027
Dilutive effect of stock-based awards	1,213	348	952	606
Weighted average common shares outstanding - diluted	97,890	105,814	99,878	108,633

Earnings per common share - basic	$0.39	$0.35	$2.20	$1.92
Earnings per common share - diluted	$0.39	$0.35	$2.18	$1.91

Anti-dilutive stock-based awards excluded from diluted calculation	3,065	4,178	3,672	3,581

4.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of November 3, 2018 and February 3, 2018 are set forth in the table below (in thousands):

	Level 1
Description	November 3, 2018	February 3, 2018
Assets:
Deferred compensation plan assets held in trust (1)	$82,898	$78,894
Total assets	$82,898	$78,894

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both November 3, 2018 and February 3, 2018.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the 39 weeks ended November 3, 2018 or the fiscal year ended February 3, 2018.

5.  Subsequent Event

On November 23, 2018, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.225 per share on the Company's common stock and Class B common stock payable on December 28, 2018 to stockholders of record as of the close of business on December 14, 2018.

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

The primary impact to the Company's accounting policies of adopting Topic 606 relates to the timing of revenue recognition for gift card breakage. Gift card breakage prior to adoption was recognized at the point gift card redemption was deemed remote. As a result of the adoption of Topic 606, the Company now recognizes gift card breakage over time in proportion to the pattern of rights exercised by the customer. This change in accounting policy was accounted for through a cumulative effect adjustment to increase retained earnings during the first quarter of fiscal 2018. The Company reclassified $27.7 million from deferred revenue and other liabilities resulting in a cumulative effect adjustment of $20.5 million, net of tax, to retained earnings on the Company's Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders' Equity. Additionally, the adoption of Topic 606 resulted in insignificant financial statement presentation reclassifications related to our customer loyalty program and our sales return reserve. The Company does not expect the adoption of Topic 606 to have a significant impact on the Consolidated Financial Statements on a prospective basis.

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

Deferred gift card revenue - Revenue from gift cards and returned merchandise credits (collectively the "cards") is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. Our gift card liability was $113.9 million and $179.5 million as of November 3, 2018 and February 3, 2018, respectively. During the 39 weeks ended November 3, 2018, we recognized $5.1 million of gift card breakage revenue and experienced approximately $72.7 million of gift card redemptions that were included in our gift card liability as of February 3, 2018. Based on the Company's historical experience, the vast majority of gift card revenue is recognized within twelve months of deferral.

Customer loyalty program - Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. We estimate the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Our customer loyalty program liability was $27.4 million and $29.9 million as of November 3, 2018 and February 3, 2018, respectively. During the 39 weeks ended November 3, 2018, we recognized approximately $26.2 million of revenue that was included in our customer loyalty program liability as of February 3, 2018. Based on the Company's customer loyalty program policies, the vast majority of program points earned are redeemed or expire within twelve months.

Net sales by category - The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Hardlines (1)	$771	$882	$2,742	$2,860
Apparel	643	605	1,835	1,744
Footwear	413	431	1,267	1,251
Other (2)	30	26	100	71
Total net sales	$1,857	$1,944	$5,944	$5,926

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, current expectations; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and eCommerce platform, the development of Dick's Team Sports HQ, investments in our supply chain, and improvements in the customer experience in both stores and online; the operation of our eCommerce platform; projections of our future profitability and results of operation; plans to open new stores and remodel existing stores; investments in our associates; hunt and electronics remaining under significant pressure through the remainder of the year; plans to exit our electronics business; increasing freight expenses; the effect of changes in corporate income tax laws and tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; borrowings under our credit facility; and our future financial condition.

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

▪	We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;

▪	Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and

▪	The issuance of quarterly cash dividends, and our repurchase activity, if any, pursuant to our share repurchase program.

The foregoing and additional risk factors are described in more detail in Item 1A. "Risk Factors" of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 3, 2018, filed on March 30, 2018 and Quarterly Reports on Form 10-Q for the quarter ended May 5, 2018 and August 4, 2018, filed on May 31, 2018 and August 30, 2018, respectively. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores and Dick's Team Sports HQ. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability include the growth in its number of stores and selling square footage, the continued integration of eCommerce with brick and mortar stores, growth in consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. The Company has grown from 552 Dick's Sporting Goods stores as of November 2, 2013 to 732 Dick's Sporting Goods stores as of November 3, 2018. The Company has reduced its rate of new store growth and intends to continue this strategy over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

On January 29, 2017, we transitioned our eCommerce platform from a third-party provider to a proprietary internal platform that allows us to fully control our customer experience and optimize profitability. Our continued focus is to invest in our online experience through faster delivery, better pricing, more targeted marketing and continued improvements in our digital channels. Like our customers, we see retail as an omni-channel experience, where the distinctions between stores and online are becoming increasingly irrelevant. The Company's eCommerce sales penetration to total net sales has increased from approximately 6% to approximately 11% for the year-to-date periods ended November 2, 2013 and November 3, 2018, respectively. On average, over 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

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

The Company's senior management focuses on certain key indicators to monitor the Company's performance, including:

▪
Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales results. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales in the "Results of Operations and Other Selected Data" section herein.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission on March 30, 2018, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. There have been no changes in the Company's critical accounting policies during the quarter ended November 3, 2018.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $0.39 in the current quarter increased 11.4% compared to earnings per diluted share of $0.35 during the third quarter of 2017. Net income in the current quarter totaled $37.8 million compared to $36.9 million during the third quarter of 2017.

▪	Net income in the third quarter of 2017 included $5.0 million, net of tax, or $0.05 per diluted share, of income from a multi-year sales tax refund.

▪	Net sales decreased 4.5% to $1,857.3 million in the current quarter from $1,944.2 million during the third quarter of 2017.

▪	Consolidated same store sales decreased 6.1% in the current quarter.

▪
Due to the 53rd week in fiscal 2017, there is a one-week shift in fiscal 2018 results as compared to fiscal 2017. The seasonal timing resulting from this shift negatively impacted net sales comparisons by $40.8 million in the current quarter.

▪	Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.9%, which includes an increase of approximately 16% in eCommerce sales.

▪	eCommerce sales penetration increased to approximately 12% of total net sales during the current quarter compared to approximately 10% of total net sales during the third quarter of 2017.

▪	In the third quarter of 2018, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.225 per share on the Company's common stock and Class B common stock.

▪	Repurchased 3.1 million shares of common stock for a total of $107.9 million under the currently authorized share repurchase program.

▪	The following table summarizes store openings and closings for the periods indicated:

	39 Weeks Ended November 3, 2018			39 Weeks Ended October 28, 2017
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	716	129	845	676	121	797
Q1 New stores	8	—	8	15	10	25
Q2 New stores	5	—	5	13	—	13
Q3 New stores	6	—	6	15	6	21
Closed stores	3	—	3	—	4	4
Ending stores	732	129	861	719	133	852

Relocated stores	4	1	5	6	1	7

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2017-2018 (A)
	13 Weeks Ended
	November 3, 2018 (A)	October 28, 2017 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	71.81	72.53	(72)
Gross profit	28.19	27.47	72
Selling, general and administrative expenses (3)	25.24	24.48	76
Pre-opening expenses (4)	0.11	0.42	(31)
Income from operations	2.85	2.57	28
Interest expense	0.14	0.15	(1)
Other expense (income)	—	(0.55)	55
Income before income taxes	2.70	2.98	(28)
Provision for income taxes	0.67	1.08	(41)
Net income	2.04%	1.90%	14

Other Data:
Consolidated same store sales decrease	(6.1%)	(0.9%)
Number of stores at end of period (5)	861	852
Total square feet at end of period (5)	42,372,767	41,902,723

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2017-2018 (A)
	39 Weeks Ended
	November 3, 2018 (A)	October 28, 2017 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.68	71.09	(41)
Gross profit	29.32	28.91	41
Selling, general and administrative expenses (3)	24.13	23.38	75
Pre-opening expenses (4)	0.10	0.48	(38)
Income from operations	5.09	5.05	4
Interest expense	0.14	0.11	3
Other income	(0.02)	(0.47)	45
Income before income taxes	4.97	5.42	(45)
Provision for income taxes	1.32	1.92	(60)
Net income	3.66%	3.50%	16

Other Data:
Consolidated same store sales (decrease) increase	(3.0%)	0.5%
Number of stores at end of period (5)	861	852
Total square feet at end of period (5)	42,372,767	41,902,723

(A)	Column does not add due to rounding.

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

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, operating costs associated with the Company's internal eCommerce platform, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company's Customer Support Center.

(4)
Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening.

(5)	Includes Dick's Sporting Goods, Golf Galaxy, Field & Stream and other specialty concept stores.

13 Weeks Ended November 3, 2018 Compared to the 13 Weeks Ended October 28, 2017

Net Sales

Net sales decreased 4.5% in the current quarter to $1,857.3 million from $1,944.2 million for the quarter ended October 28, 2017, due primarily to a 6.1% decrease in consolidated same store sales. The 6.1% decrease in consolidated same store sales reduced net sales for the quarter ended November 3, 2018 by $113.6 million, while sales at stores that are not yet included in the comparable store base increased net sales by $26.7 million in the current quarter. Due to the 53rd week in fiscal 2017, there is a one-week shift in fiscal 2018 results as compared to fiscal 2017. In the current quarter, the seasonal timing resulting from this shift negatively impacted net sales comparisons by $40.8 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.9%, which includes an increase of approximately 16% in eCommerce sales. eCommerce sales penetration increased to approximately 12% of total net sales during the current quarter compared to approximately 10% of total net sales during the quarter ended October 28, 2017.

As adjusted for the shifted retail calendar, gains in outdoor and athletic apparel categories were more than offset by declines in the hunt, electronics and outdoor equipment categories. Our firearms policy changes have contributed to a continuing decline in our hunt business, which was a challenged category coming into fiscal 2018. The broader hunt industry has also decelerated and remains challenged. We continue to evaluate our strategy for the hunt business across all of our banners, which may include optimizing our hunt merchandise assortment and allocating floor space to other merchandise categories that we expect to drive profitable sales growth. As previously disclosed, we are also exiting the majority of our electronics business, which is primarily fitness tracking. We continue to expect the hunt and electronics businesses will remain under significant pressure through the remainder of the year. Consolidated same store sales results for the current quarter reflect a decrease in transactions of approximately 5.5%, partially offset by an increase in sales per transaction of 1.6%.

Income from Operations

Income from operations increased to $52.9 million in the current quarter from $50.0 million for the quarter ended October 28, 2017.

Gross profit decreased 2.0% to $523.6 million in the current quarter from $534.1 million for the quarter ended October 28, 2017, but increased as a percentage of net sales by 72 basis points compared to the same period last year. Merchandise margins increased 213 basis points primarily driven by favorable merchandise mix as our hunt and electronics categories have significantly lower merchandise margin rates compared to other categories, fewer promotions and improved product. A favorable timing shift related to the expense recognition for changes made to our ScoreCard loyalty program also benefited gross profit by $7.0 million during the current quarter. We expect this shift in timing will negatively impact gross profit during our fiscal fourth quarter by approximately the same amount. This increase was partially offset by higher freight and eCommerce shipping and fulfillment costs, as well as occupancy deleverage. We expect freight costs to continue at higher levels than the prior period for the remainder of the fiscal year due to driver shortages and capacity constraints across our freight network. Occupancy costs increased $4.4 million in the current quarter from the quarter ended October 28, 2017. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate.

Selling, general and administrative expenses decreased 1.5% to $468.7 million in the current quarter from $475.9 million for the quarter ended October 28, 2017, but increased as a percentage of net sales by 76 basis points. While expense reductions offset higher incentive compensation and investments in our growth initiatives to support our long-term strategy, expenses as a percentage to net sales increased due to the 4.5% decrease in net sales.

Pre-opening expenses decreased to $2.0 million in the current quarter from $8.2 million for the quarter ended October 28, 2017. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened six new stores in the current quarter compared to 21 new stores during the quarter ended October 28, 2017.

Other Expense (Income)

Other expense totaled $0.1 million in the current quarter compared to $10.8 million of income for the quarter ended October 28, 2017. Other income for the quarter ended October 28, 2017 included $8.1 million for a multi-year sales tax refund.

The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment expense totaling $0.2 million in the current quarter compared to investment income of $2.5 million for the quarter ended October 28, 2017, primarily driven by an overall decline in the equity markets, which impacted the deferred compensation plan investment values.

Income Taxes

The Company's effective tax rate decreased to 24.6% for the current quarter from 36.3% for the quarter ended October 28, 2017. The decrease is primarily due to a lower statutory corporate tax rate resulting from the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the corporate federal income tax rate from 35% to 21%.

39 Weeks Ended November 3, 2018 Compared to the 39 Weeks Ended October 28, 2017

Net Sales

Net sales increased 0.3% in the current period to $5,944.5 million from $5,926.4 million for the period ended October 28, 2017, due primarily to the growth of our store network and a shift in the Company's fiscal calendar, partially offset by a 3.0% decrease in consolidated same store sales. The 3.0% decrease in consolidated same store sales reduced net sales for the period ended November 3, 2018 by $168.0 million, while sales at stores that are not yet included in the comparable store base increased net sales by $186.1 million in the current period. Due to the 53rd week in fiscal 2017, there is a one-week shift in fiscal 2018 results as compared to fiscal 2017. In the current period, the seasonal timing resulting from this shift favorably impacted net sales comparisons by $41.3 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.5%, which includes an increase of approximately 17% in eCommerce sales. eCommerce sales penetration increased to approximately 11% of total net sales during the current period compared to approximately 10% of total net sales during the period ended October 28, 2017.

As adjusted for the shifted retail calendar, gains in the outdoor apparel and fitness equipment categories were more than offset by declines in the hunt, electronics and outdoor equipment categories. Our firearms policy changes have led to a continuing decline in our hunt business, which was a challenged category coming into fiscal 2018. We are also exiting the majority of our electronics business, which is primarily fitness tracking. We expect the hunt and electronics businesses to remain under significant pressure through the remainder of the year. Consolidated same store sales results for the current period reflect a decrease in transactions of approximately 4.6% partially offset by an increase in sales per transaction of 1.1%.

Income from Operations

Income from operations increased to $302.7 million in the current period from $299.3 million for the period ended October 28, 2017.

Gross profit increased 1.8% to $1,743.2 million for the current period from $1,713.2 million for the period ended October 28, 2017, and increased as a percentage of net sales by 41 basis points compared to the same period last year. Merchandise margins increased 127 basis points primarily driven by fewer promotions and favorable merchandise mix as our hunt, outdoor equipment and electronics categories have significantly lower merchandise margin rates compared to other categories. This increase was partially offset by higher freight and eCommerce shipping and fulfillment costs, as well as occupancy deleverage. Occupancy costs increased $25.2 million in the current period from the period ended October 28, 2017. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 0.3% increase in net sales during the current period.

Selling, general and administrative expenses increased 3.5% to $1,434.3 million in the current period from $1,385.5 million for the period ended October 28, 2017, and increased as a percentage of net sales by 75 basis points primarily driven by higher incentive compensation and investments in our growth initiatives to support our long-term strategy. The period ended October 28, 2017 included corporate restructuring charges totaling $7.1 million, which negatively impacted selling, general and administrative expenses as a percentage of net sales in the prior year comparable period by 12 basis points.

Pre-opening expenses decreased to $6.1 million in the current period from $28.4 million for the period ended October 28, 2017. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. We opened 19 new stores in the current period compared to 59 new stores during the period ended October 28, 2017. The period ended October 28, 2017 included $3.5 million of costs incurred by the Company to convert The Sports Authority stores to Dick's Sporting Goods stores.

Other Income

Other income totaled $1.2 million in the current period compared to $28.1 million of income for the period ended October 28, 2017. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $0.9 million in the current period compared to investment income of $7.7 million for the period ended October 28, 2017, primarily driven by performance in the equity markets, which impacted the deferred compensation plan investment values. Additionally, the period ended October 28, 2017 included $8.1 million for the receipt of a multi-year sales tax refund and $12.0 million for the receipt of a contract termination payment.

Income Taxes

The Company's effective tax rate decreased to 26.5% for the current period from 35.4% for the same period last year. The decrease is primarily due to a lower statutory corporate tax rate resulting from the Tax Act, partially offset by tax expense in the current period compared to a tax benefit in the prior year period for certain share-based payments resulting from the prior year adoption of ASU 2016-09. The effective tax rate for the period ended October 28, 2017 included the utilization of net capital loss carryforwards totaling $12.0 million that were previously subject to a valuation allowance.

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

Liquidity information for the periods ended (dollars in thousands):

	November 3, 2018	October 28, 2017
Funds drawn on Credit Facility	$1,723,500	$2,431,200
Number of business days with outstanding balance on Credit Facility	190 days	187 days
Maximum daily amount outstanding under Credit Facility	$382,300	$502,000

Liquidity information as of the periods ended (dollars in thousands):

	November 3, 2018	October 28, 2017
Outstanding borrowings under Credit Facility	$382,300	$454,700
Cash and cash equivalents	$92,103	$111,815
Remaining borrowing capacity under Credit Facility	$851,569	$779,169
Outstanding letters of credit under Credit Facility	$16,131	$16,131

The Company intends to allocate capital to invest in its future growth, specifically growing and remodeling its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.

Capital expenditures – We expect fiscal 2018 capital expenditures to be approximately $195 million on a gross basis and approximately $165 million on a net basis, which includes tenant allowances provided by landlords. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. We plan to continue to invest in technology and eCommerce fulfillment to deliver the best omni-channel customer experience in sporting goods. We reduced our new stores growth rate in fiscal 2018 to 19 new Dick's Sporting Goods stores, which represents a significant reduction from fiscal 2017. Approximately 50% of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 39 weeks ended November 3, 2018, the Company repurchased 8.6 million shares of its common stock for $289.6 million, and currently has approximately $467.2 million remaining under its current authorization that extends through 2021. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 39 weeks ended November 3, 2018, the Company paid $68.1 million of dividends to its stockholders. On November 23, 2018, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.225 per share of common stock and Class B common stock payable on December 28, 2018 to stockholders of record as of the close of business on December 14, 2018. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

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

Changes in cash and cash equivalents are as follows (in thousands):

	39 Weeks Ended
	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$160,528	$125,542
Net cash used in investing activities	(135,288)	(397,444)
Net cash (used in) provided by financing activities	(34,350)	218,893
Effect of exchange rate changes on cash and cash equivalents	(40)	47
Net decrease in cash and cash equivalents	$(9,150)	$(52,962)

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

Cash provided by operating activities increased $35.0 million for the 39 weeks ended November 3, 2018 compared to the same period last year.

Cash flows generated for changes in operating assets and liabilities increased $65.7 million period-over-period due primarily to the following:

▪
Changes in income taxes increased operating cash flows by $109.0 million compared to the prior year, primarily due to the timing of capital expenditure deductions and a lower statutory corporate tax rate resulting from the Tax Act.

▪	Changes in deferred construction allowances decreased operating cash flows by $55.0 million compared to the prior year, primarily due to fewer self-developed stores in the current period.

Investing Activities

Cash used in investing activities decreased $262.2 million for the 39 weeks ended November 3, 2018 compared to the same period last year, primarily due to a $251.3 million decrease in gross capital expenditures. The decrease in gross capital expenditures is primarily driven by the reduction in our new store growth rate in the current period and the construction of our fifth distribution facility during the same period last year.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash used in financing activities for the 39 weeks ended November 3, 2018 totaled $34.4 million, primarily reflecting borrowings under our Credit Facility, offset by share repurchases. Cash provided by financing activities for the comparable period of the prior year totaled $218.9 million, primarily reflecting borrowings under our Credit Facility and our term loan, offset by share repurchases. The Company had lower net Credit Facility borrowings during the 39 weeks ended November 3, 2018 compared to the same period last year.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of November 3, 2018 primarily relate to store operating leases and purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the third quarter of fiscal 2018, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, November 3, 2018.

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

General trade tensions between the U.S. and China have been escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect during 2018. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

If any of these or other factors were to cause a disruption of trade from the countries in which our vendors' suppliers or our private brand products' manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from which we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

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

During the first quarter of 2018, the Company announced changes to its policy relating to the sale of firearms and accessories and announced its support for certain gun reform measures. The Company’s hunt business experienced an accelerated decline after this announcement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
August 5, 2018 to September 1, 2018	64,427	$32.93	64,300	$572,977,800
September 2, 2018 to October 6, 2018	2,444,822	$35.75	2,442,419	$485,657,687
October 7, 2018 to November 3, 2018	583,496	$33.68	551,452	$467,177,053
Total	3,092,745	$35.30	3,058,171

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 29, 2018 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 29, 2018 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 29, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 29, 2018 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 29, 2018 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial and accounting officer)