Form 10-K
period 2019-02-02
DICKS SPORTING GOODS INC
filed 2019-03-29
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,454,907,735 as of August 3, 2018 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for August 3, 2018.
The number of shares of common stock and Class B common stock of the registrant outstanding as of March 25, 2019 was 71,762,009 and 24,541,123, respectively.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 12, 2019 (the "2019 Proxy Statement").

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, investments to enhance our store experience, to improve our eCommerce fulfillment capabilities, and to implement technology solutions that improve the athlete experience and our teammates’ productivity; the continued improvements to the functionality and performance of our own eCommerce platform, including faster and more reliable delivery, faster and more convenient checkout, improved page responsiveness, and new content development through our Pro Tips platform; plans to invest in the growth and marketing of our private brand business; the opening of two new fulfillment centers during the third quarter of 2019; delivering the majority of our online orders within two business days by the end of 2019; our plans to reduce our store growth rate and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; plans to remove hunt merchandise from approximately 125 Dick's Sporting Goods stores and replace with merchandise that is more relevant to the local market; capturing displaced market share; the potential impact of the continuation of the promotional environment in retail, broadened distribution channels of key vendors, and weak customer demand for firearms and other hunting merchandise across the industry; attracting and retaining knowledgeable and skilled teammates; projections of our future profitability; future results of operations; the effect of new or changes in existing tariffs; capital expenditures; anticipated store openings and relocations; plans to return capital to stockholders through dividends or share repurchases; and our future financial condition.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Item 1A of this Form 10-K). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Annual Report on Form 10-K are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

PART I

ITEM 1.  BUSINESS

General

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering scheduling, communications and live scorekeeping through its GameChanger mobile apps, free league management services, custom uniforms and fan wear, and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront.

The Company was founded in 1948 when Richard "Dick" Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. Our vision is to be the best sports company in the world. We create confidence and excitement by personally equipping all athletes to achieve their dreams.

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

Business Strategy

The key elements of our business strategy are:

Focus on Our Customer. Our first priority is to put the customer, to whom we refer as athletes, at the center of everything that we do. We believe that our mindset and our culture must ensure that every decision we make, whether in our stores or at our Customer Support Center ("CSC"), improves the athlete’s experience. We will continue to make investments that enhance our store experience, improve our eCommerce fulfillment capabilities and implement technology solutions that improve the athlete experience as well as teammate productivity.

Our marketing program is designed to build loyalty for the Dick’s Sporting Goods brand while promoting our broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment.  Our historical marketing strategy has consisted largely of newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio.  While we continue to market through these traditional channels, we have more recently developed brand-building marketing campaigns focused on building passion and loyalty to the Dick’s Sporting Goods brand and have shifted our advertising focus toward digital marketing and personalization.  We continue to leverage our extensive and expanding customer relationship marketing database from our ScoreCard Rewards program.  The Company continues to grow its community presence through Team Sports HQ and sponsoring thousands of teams at the local level.

We continue to offer our Best Price Guarantee as a promise to our customers that if they find a lower price than ours, we will match it. We also continue to enhance our ScoreCard loyalty program to make it more rewarding to our customers. At the end of fiscal 2017, we discontinued our practice of expiring accrued ScoreCard points at year-end and moved to a rolling 12-month expiration policy. We believe this will reduce customer frustration and will provide us an opportunity to drive customers back to us after they earn points by shopping with us during the holiday season. We also launched a new tier of our ScoreCard loyalty program during 2018 that better rewards our best customers for their loyalty to us.

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

We plan to continue investing to improve the functionality and performance of our eCommerce site, including a faster and more convenient checkout, improved page responsiveness and new content development through our Pro Tips platform. We believe our biggest opportunity to continue improving our online experience is through faster and more reliable delivery. We plan to open two new eCommerce fulfillment centers in New York and California during the third quarter of fiscal 2019, which will enable us to deliver the majority of our online orders within two business days by the end of fiscal 2019. Like our customers, we see retail as an omni-channel experience, where the distinctions between stores and online are becoming increasingly irrelevant.
We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our customers by creating strong engagement through experiential elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders. We believe that offering support services for the products we sell enhances the credibility of our associates and specialty store concepts with our customers and further differentiates our stores from our competitors.
Differentiating Dick's Sporting Goods. Our key partners invest in our stores to showcase their brands. We carry a wide variety of well-known brands, including adidas, Asics, Brooks, Callaway Golf, Columbia, Easton, Nike, TaylorMade, The North Face, Titleist, Under Armour and Yeti. We seek to leverage our partnerships to offer authenticity and credibility to our customers, while differentiating ourselves from our competitors. Our brand partnerships also provide us with access to exclusive products and allow us to differentiate our customers' shopping experience through initiatives such as our brand shops, which provide our customers with a wider and deeper selection of products from our key brands.
To provide differentiation in assortment of products when compared to our competitors, we also offer a wide variety of private brand products that are not available from other retailers. Our exclusive private brand offerings include brands that we own such as Alpine Design, CALIA, ETHOS, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Quest, Second Skin, Tommy Armour, Top-Flite and Walter Hagen, as well as brands that we license from third parties including adidas baseball and football, Reebok (performance apparel), Slazenger (golf) and Prince (tennis). Our private brands offer exceptional value and quality to our customers, while also providing the Company with higher gross margins than we obtain on sales of comparable third-party branded products. We consider our private brand strategy to be a key area of opportunity to increase productivity in our stores and online, and have invested in a research, development and procurement staff to support our private brand business. Looking forward, we intend to grow the CALIA line of women's athletic apparel and introduce new private brands during fiscal 2019. Private brand sales represented approximately 14%, 12% and 10% of the Company's consolidated net sales during fiscal 2018, 2017 and 2016, respectively.

The Company is also actively involved in local communities, sponsoring thousands of teams in various sports, and supports the philanthropic efforts of its private corporate foundation, The Dick's Sporting Goods Foundation, whose primary mission is to inspire and enable youth sports participation through the Sports Matter program. The Dick's Team Sports HQ business, which is primarily comprised of Blue Sombrero, Affinity Sports, GameChanger and AD Starr, is focused on creating a holistic digital eco-system to support and equip youth sports and establish relationships with millions of players. We plan to use Dick's Team Sports HQ to stay top-of-mind for athletes and their families, and to create a powerful dataset that we will use to develop offers that are tailored and timed to meet the needs of these athletes.
Merchandising

The following table sets forth the approximate percentage of our sales attributable to the hardlines, apparel and footwear categories for the fiscal years presented:

	Fiscal Year
Category	2018	2017	2016
Hardlines (1)	43%	45%	45%
Apparel	35%	34%	35%
Footwear	20%	20%	19%
Other (2)	2%	1%	1%
Total	100%	100%	100%

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

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

Retail Stores:

Store Format. Each of our Dick's Sporting Goods stores unites several sports specialty stores under one roof, and typically contains the following specialty shops: Team Sports, Athletic Apparel, Golf, Outdoor Lodge, Fitness and Footwear. We believe our "store-within-a-store" concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. Our Dick's Sporting Goods, Golf Galaxy and Field & Stream stores are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services.

We seek to expand our presence through the opening of new stores, and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our customers. We plan to continue a reduced rate of store growth compared to historical levels as we monitor the competitive retail landscape and focus our store growth in under-served and under-penetrated markets. In fiscal 2019, we expect to open approximately seven new Dick's Sporting Goods stores and two new Golf Galaxy stores, which represents a slight reduction from 2018. Additionally, we plan to relocate three Dick's Sporting Goods stores and one Golf Galaxy store. We do not plan to open any new Field & Stream stores in 2019. Approximately two-thirds of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as these leases come up for renewal.

eCommerce:

Through our websites, we seek to provide our customers with in-depth product information and the ability to shop with us at any time. In recent years, the Company has continued to innovate its eCommerce sites and applications with customer experience enhancements, new releases of its mobile and tablet apps, and the development of omni-channel capabilities that integrate the Company's online presence with its brick and mortar stores to provide our customers with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store and buy online pick-up in-store capabilities. We also have the ability through our websites to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity. In fiscal 2018, eCommerce accounted for approximately 15% of our total net sales.

Purchasing, Distribution and Customer Fulfillment

During fiscal 2018, we purchased merchandise from approximately 1,200 vendors. Nike, our largest vendor, represented approximately 19% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2018 merchandise purchases. We do not have long-term purchase contracts with any of our vendors and all of our purchases from vendors are made on a short-term purchase order basis.

We currently operate five regional distribution centers to supply stores with merchandise. Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or to temporary storage at our distribution centers. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores. During fiscal 2018, our stores received approximately 92% of merchandise through our distribution network with the remaining merchandise being shipped directly to the stores from our vendors. We believe this flow of merchandise facilitates prompt and efficient distribution to our stores in order to enhance in-stocks, minimize freight costs and improve our inventory turns.

We leverage our store and distribution center network, a third-party operated fulfillment center and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our customers and to minimize shipping costs.

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

Employees

As of February 2, 2019, we employed approximately 15,200 full-time and 25,500 part-time associates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peak during the fourth quarter. None of our associates are covered by a collective bargaining agreement. We believe that our relations with our associates are good.

Seasonality

Seasonality of the Company's business is discussed in further detail within Item 1A. "Risk Factors".

Proprietary Rights

The Company has a number of service marks and trademarks registered with the United States Patent and Trademark Office, including various versions of the following: "Alpine Design", "CALIA", "Dick's", "Dick's Sporting Goods", "DSG", "Ethos", "Field & Stream", "Fitness Gear", "Golf Galaxy", "Golfsmith", "Lady Hagen", "MAXFLI", "Nishiki", "Primed", "Quest", "ScoreCard", "ScoreCard Rewards", "Tommy Armour", "Top-Flite", "The Sports Authority" and "Walter Hagen". The Company also has a number of registered domain names, including "dickssportinggoods.com", "dicks.com", "golfgalaxy.com", "fieldandstreamshop.com", "caliastudio.com", "bluesombrero.com", "gamechanger.com" and "affinity-sports.com". Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. "Risk Factors". We have also entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as "adidas" (baseball and football), "Cobra" (youth golf sets), "Prince" (tennis), "Slazenger" (golf), "Louisville Slugger" (hosiery), and "Reebok" (performance apparel) for specified product categories and, in some cases, specified sales channels. Most of these licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. "Risk Factors".

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

Executive Officers of the Company

The following table and accompanying narrative sets forth the name, age and business experience of the current Executive Officers of the Company:

Name	Age	Position
Edward W. Stack	64	Chairman and Chief Executive Officer
Lauren R. Hobart	50	President
Lee J. Belitsky	58	Executive Vice President - Chief Financial Officer
Paul J. Gaffney	52	Executive Vice President - Chief Technology Officer
John E. Hayes III	56	Senior Vice President - General Counsel and Secretary
Holly R. Tyson	47	Senior Vice President - Chief Human Resources Officer

Edward W. Stack has served as our Chairman and Chief Executive Officer since 1984 when our founder and Mr. Stack's father, Richard "Dick" Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.

Lauren R. Hobart has served as our President since May 2017 and was appointed to the Company's Board of Directors in January 2018. Ms. Hobart joined Dick's Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. In September 2015, Ms. Hobart was promoted to Executive Vice President and Chief Marketing Officer and was promoted to Executive Vice President - Chief Customer & Digital Officer in April 2017. Prior to joining Dick's Sporting Goods, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its carbonated soft drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning and finance. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. Ms. Hobart formerly served as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC) from 2014 - 2018.

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

Paul J. Gaffney joined Dick's Sporting Goods as Executive Vice President - Chief Technology Officer in November 2017. Prior to joining Dick's Sporting Goods, Mr. Gaffney served as Senior Vice President of Technology at The Home Depot, Inc. from August 2014 to November 2017. Prior to joining The Home Depot, Inc., Mr. Gaffney was the founding Chief Executive Officer of Keeps, Inc. from January 2014 to August 2014. Mr. Gaffney previously served as Chief Executive Officer of AAA of Northern California, Nevada, and Utah from October 2011 to October 2014, where he also served as Chief Operating Officer from June 2009 to October 2011. Mr. Gaffney held a variety of senior leadership roles in operations and technology at Desktone, Inc., Staples, Inc., Charles Schwab & Co., and Office Depot from 1995 to 2011.

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

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence (both brick and mortar and online), name recognition and financial, marketing and other resources than we do. Further, the ability of consumers to compare prices in real-time through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores and catalog; internet-based and direct-sell retailers; and vendors that sell directly to customers. Many factors affect the extent to which competition could affect our results, including as it relates to pricing, quality, assortment, advertising, service, locations and reputation, and prolonged competitive pressures could have a material effect on our results of operations.

Omni-channel growth in our business is complex and there are risks associated with operating our own eCommerce platform.

Our business has become increasingly omni-channel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. We utilize our own eCommerce platform that allows us to control our customer experience without relying on a single third-party provider. Maintaining and continuing to improve our eCommerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the customer experience. This involves substantial risk, including risk of cost overruns, website downtime and other technology disruptions (including interruptions, delays, or downtime caused by high volumes of users or transactions, deficiencies in design or implementation, platform enhancements, power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches through cyber-attacks from cyber-attackers or sophisticated organizations, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates), supply and distribution delays, and other issues that can affect the successful operation of our eCommerce platform. If we are not able to successfully operate or continually improve our eCommerce platform, our reputation, operations, financial results, and future growth could be materially adversely affected.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, consumer preferences, and shopping patterns regarding sporting goods. We must develop and execute merchandising initiatives with marketing programs that appeal to a broad range of consumers and markets throughout the country. Consumer preferences cannot be predicted with certainty and are subject to continual change and evolution. Additionally, our customers may also have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. We often make commitments to purchase products from our vendors several months in advance of the proposed delivery, which may make it more difficult for us to adapt to changes in consumer preferences.

Our sales may decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation and profitability.

Our private brand offerings and new specialty concept stores expose us to increased costs and certain additional risks.

We offer our customers private brand products that are not available from other retailers. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we exclusively license from third parties. From time-to-time, we also evaluate and operate new specialty concept stores, including, for example, our Field & Stream stores. We invest in our research, development and procurement resources and marketing efforts relating to these private brand offerings and new specialty concept stores. There is no assurance that our private brand products or any new specialty concept store will be successful, and we could curtail or abandon any of our private brands or specialty concept stores at any time. Factors that could cause us to curtail or abandon one of our private brands or specialty concept stores include unexpected or increased costs or delays in development of the brand, demands on management resources, legal or regulatory constraints, changes in consumer demands, preferences and shopping patterns regarding sporting goods, or a determination that consumer demand no longer supports the brand or retail concept. Additional risks relating to our private brand offerings include product liability and product recalls; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.

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

For example, after the Company announced changes to its policy relating to the sale of firearms and accessories and announced its support for certain gun reform measures in the first quarter of 2018, the Company’s hunt business experienced an accelerated decline.

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

Furthermore, the success of our stores depends on a number of factors including the sustained success of the shopping center where the store is located, consumer demographics, and consumer shopping patterns. These factors cannot be predicted with complete accuracy and may change over time, resulting in potentially less profitable stores. There is no assurance that we will be able to reverse any decline in customer traffic or that increases in online sales will offset any decline in store traffic. We may need to respond to declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our financial results.

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

We own a 917,000 square foot distribution center in Conklin, New York and a 624,000 square foot distribution center in Goodyear, Arizona. We lease a 914,000 square foot distribution center near Atlanta, Georgia, a 725,000 square foot distribution center in Plainfield, Indiana, and a 601,000 square foot distribution center in Smithton, Pennsylvania. We also own a 670,000 square foot customer support center in Coraopolis, Pennsylvania that serves as our corporate headquarters. We plan to open an eCommerce fulfillment center and an additional third-party logistics fulfillment site during the third quarter of fiscal 2019. The eCommerce fulfillment center will operate at the Conklin property identified above and the third-party logistics fulfillment site will be located in California. The ability to optimize our distribution and fulfillment network depends on general economic and real estate conditions which are beyond our control.

We may not be able to maintain our existing distribution centers if the cost of the facilities increase or the location of a facility is no longer desirable. In those cases, we may not be able to locate suitable alternative sites or modify or enter into new leases on acceptable terms. Furthermore, we may need to locate new sites for eCommerce fulfillment centers to satisfy omni-channel demand. If we cannot locate suitable locations for these fulfillment centers on acceptable terms, we will need to rely on our store network, third-party operated fulfillment centers, our distribution centers, and vendors to help meet our fulfillment needs.

An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters) at any of these facilities or any delay in opening either of the new eCommerce fulfillment center might impair our ability to adequately stock our stores, process returns of products to vendors, and fulfill eCommerce orders at the speed expected by customers; increase costs associated with shipping and delivery; damage a material portion of our inventory; and otherwise negatively affect our operations, sales, profitability, and reputation.

Our strategic plans and initiatives may initially result in a negative impact on our financial results and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.

Our ability to successfully implement and execute our strategic plans and initiatives is dependent on many factors, some of which are out of our control. In response to a number of challenging conditions in the retail market as a whole, we may increase promotional activities to drive market share to our stores and online. An increase in promotional activities, which will have a negative impact on our gross profit margin, may not achieve the desired results. We also plan to focus on long-term strategic investments, including investments in our digital capabilities, our eCommerce platform, improvements to the customer experience in our stores and online, our supply chain, enhancements to our Scorecard loyalty program, the continued development of our private brands and the Team Sports HQ business, and attracting and retaining knowledgeable and skilled associates and improving associate productivity. These longer-term strategies may require significant capital investment and management attention at the expense of other business initiatives. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, product differentiation, and the ability to attract and retain qualified personnel. For example, we plan to remove hunt merchandise from 125 Dick's Sporting Goods stores in 2019 where the category under-performs and is less relevant to the market. We plan to utilize this space for categories that are under-served based on the needs of the particular market. If we are not be able to successfully execute our strategic plans and initiatives to achieve the intended results in the anticipated time frame or at all, our results of operation and financial condition may be adversely affected. Additionally, failure to meet stockholder expectations, particularly with respect to earnings, sales, and operating margins could result in volatility in the market value of our stock.

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

In fiscal 2018, we purchased merchandise from approximately 1,200 vendors. Purchases from Nike represented approximately 19% of our total merchandise purchases. Although in fiscal 2018 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand in a timely manner if there are disruptions in our relationships with key suppliers, which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards, whether as a result of supply chain disruptions or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising, which are not guaranteed. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.

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

We sell firearms and ammunition. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and state laws and regulations. Any improper or illegal use by our customers of ammunition or firearms sold by us could have a negative impact on our reputation and business. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law and related to our policies on the sale of firearms and ammunition. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition.

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

General trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

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

Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

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

If we do not continue to effectively implement our strategic and business-planning processes to attract, retain, train and develop key personnel and qualified employees in all areas of the organization, our business may suffer. In addition, stores depend significantly on our ability to hire and retain quality associates, including store managers and sales associates. The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. We are also dependent on the associates who staff our distribution centers.

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

We may from time-to-time acquire or invest in complementary companies or businesses. The success of acquisitions or investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to such businesses. There can be no assurance that our acquisitions or investments will produce the anticipated results within the expected time frame or at all. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business. Acquisitions may also result in the diversion of our capital and our management's attention from other business issues and opportunities.

We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from other stockholders.

As of February 2, 2019, Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives controlled a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

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

As of February 2, 2019, we operated 858 stores in 47 states. The following table sets forth the number of stores by state:

State	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Alabama	14	3	17
Arizona	9	2	11
Arkansas	4	—	4
California	59	8	67
Colorado	15	2	17
Connecticut	12	2	14
Delaware	3	1	4
District of Columbia	1	—	1
Florida	46	8	54
Georgia	23	1	24
Idaho	5	1	6
Illinois	30	4	34
Indiana	20	1	21
Iowa	7	3	10
Kansas	10	1	11
Kentucky	12	2	14
Louisiana	8	1	9
Maine	4	—	4
Maryland	16	2	18
Massachusetts	19	2	21
Michigan	23	5	28
Minnesota	10	4	14
Mississippi	7	—	7
Missouri	14	2	16
Nebraska	4	1	5
Nevada	3	2	5
New Hampshire	6	—	6
New Jersey	19	3	22
New Mexico	4	—	4
New York	43	6	49
North Carolina	33	9	42
North Dakota	1	—	1
Ohio	40	10	50
Oklahoma	8	2	10
Oregon	10	2	12
Pennsylvania	41	11	52
Rhode Island	2	—	2
South Carolina	13	2	15
South Dakota	1	—	1
Tennessee	18	2	20
Texas	39	14	53
Utah	5	1	6
Vermont	2	—	2
Virginia	29	5	34
Washington	16	—	16
West Virginia	6	1	7
Wisconsin	14	3	17
Wyoming	1	—	1
Total	729	129	858

(1)
Includes the Company's Golf Galaxy and Field & Stream stores. As of February 2, 2019, the Company operated 94 Golf Galaxy stores in 32 states and 35 Field & Stream stores in 16 states. In some markets we operate Dick's Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a "combo store" and include combo store openings within both the Dick's Sporting Goods and specialty concept store reconciliations, as applicable. As of February 2, 2019, the Company operated 23 combo stores.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of our businesses. As of the date of this Annual Report on Form 10-K, the Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

During fiscal 2018, a quarterly cash dividend of $0.225 per share of common stock and Class B common stock was paid on March 30, 2018, June 29, 2018, September 28, 2018 and December 28, 2018 to stockholders of record on March 9, 2018, June 8, 2018, September 14, 2018 and December 14, 2018, respectively.

During fiscal 2017, a quarterly cash dividend of $0.17 per share of common stock and Class B common stock was paid on March 31, 2017, June 30, 2017, September 29, 2017 and December 29, 2017 to stockholders of record on March 10, 2017, June 9, 2017, September 8, 2017 and December 8, 2017, respectively.

The number of holders of record of shares of the Company's common stock and Class B common stock as of March 25, 2019 was 262 and 23, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends will be subject to the final determination of our Board of Directors, and will be dependent upon multiple factors, including future earnings, cash flows, financial requirements and other considerations.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The following graph compares the performance of the Company's common stock with that of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on January 31, 2014 in the Company's common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information with respect to common stock repurchases made during the three months ended February 2, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
November 4, 2018 to December 1, 2018	—	$—	—	$467,177,053
December 2, 2018 to January 5, 2019	961,975	$35.24	957,417	$433,448,032
January 6, 2019 to February 2, 2019	—	$—	—	$433,448,032
Total	961,975	$35.24	957,417

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016.

The information set forth under Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated herein.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2018, 2017, 2016, 2015 and 2014 presented below under the captions "Statement of Income Data", "Per Common Share Data", "Other Data" and "Balance Sheet Data" have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2018, 2017, 2016, 2015 and 2014 presented below under the caption "Store Data" have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2017, which included 53 weeks.

The information set forth below should be read in conjunction with other sections of this Annual Report on Form 10-K including Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share and per square foot data)
Statement of Income Data:
Net sales	$8,436,570	$8,590,472	$7,921,981	$7,270,965	$6,814,479
Cost of goods sold (1)	5,998,788	6,101,412	5,556,198	5,088,078	4,727,813
Gross profit	2,437,782	2,489,060	2,365,783	2,182,887	2,086,666
Selling, general and administrative expenses (2)	1,986,576	1,982,363	1,875,643	1,613,075	1,502,089
Pre-opening expenses (3)	6,473	29,123	40,286	34,620	30,518
Income from operations	444,733	477,574	449,854	535,192	554,059
Interest expense	10,248	8,047	5,856	4,012	3,215
Other expense (income) (4)	2,565	(31,810)	(14,424)	305	(5,170)
Income before income taxes	431,920	501,337	458,422	530,875	556,014
Provision for income taxes	112,056	177,892	171,026	200,484	211,816
Net income	$319,864	$323,445	$287,396	$330,391	$344,198
Per Common Share Data:
Earnings per common share - Basic	$3.27	$3.02	$2.59	$2.87	$2.89
Earnings per common share - Diluted	$3.24	$3.01	$2.56	$2.83	$2.84
Dividends declared per common share	$0.90	$0.68	$0.605	$0.55	$0.50
Weighted average common shares outstanding:
Basic	97,743	106,977	111,095	115,230	119,244
Diluted	98,781	107,586	112,216	116,794	121,238
Store Data:
Same store sales (decrease) increase (5)	(3.2)%	(0.3)%	3.5%	(0.2)%	2.4%
Number of stores at end of period (6)	858	845	797	741	694
Total square footage at end of period (6)	42,223,019	41,694,681	39,270,591	36,703,905	34,245,885
Net sales per square foot (7)	$167	$178	$182	$181	$185
Other Data:
Gross profit margin	28.9%	29.0%	29.9%	30.0%	30.6%
Selling, general and administrative expenses as a percentage of net sales	23.5%	23.1%	23.7%	22.2%	22.0%
Operating margin	5.3%	5.6%	5.7%	7.4%	8.1%
Inventory turnover (8)	3.19x	3.19x	3.06x	3.03x	3.10x
Depreciation and amortization	$243,830	$237,651	$233,834	$193,594	$179,431
Balance Sheet Data:
Inventories, net	$1,824,696	$1,711,103	$1,638,632	$1,527,187	$1,390,767
Working capital (9)	$617,759	$581,071	$598,263	$621,015	$679,965
Total assets	$4,187,149	$4,203,939	$4,058,296	$3,559,336	$3,391,704
Total debt including capital and financing lease obligations (10)	$60,044	$65,286	$5,325	$5,913	$6,450
Retained earnings	$2,455,192	$2,205,651	$1,956,066	$1,737,214	$1,471,182
Total stockholders' equity	$1,904,161	$1,941,501	$1,929,489	$1,789,187	$1,832,225

(1)
Cost of goods sold for fiscal 2014 included a $2.4 million write-down of golf-related inventory from the Company's golf restructuring. Cost of goods sold for fiscal 2016 included a $46.4 million write-down of inventory in connection with the Company's implementation of its new merchandising strategy. Cost of goods sold for fiscal 2017 included an $11.5 million charge related to transition costs to enhance the Company's Scorecard loyalty program.

(2)
Selling, general and administrative expenses ("SG&A") for fiscal 2014 included a $14.4 million gain on sale of a corporate aircraft and asset impairment and severance charges related to the Company's golf restructuring of $14.3 million and $3.7 million, respectively. SG&A for fiscal 2015 included a $7.9 million litigation settlement charge. SG&A for fiscal 2016 included a $32.9 million impairment of store assets and store closing charges primarily for ten Golf Galaxy stores in overlapping trade areas with acquired Golfsmith stores, merger and integration costs of $8.5 million to convert former The Sports Authority ("TSA") and Golfsmith stores to Dick's Sporting Goods and Golf Galaxy stores, and a $7.7 million non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Fiscal 2017 included a $7.1 million charge for severance, other employee-related costs and asset write-downs related to a corporate restructuring and $6.6 million for costs related to a litigation contingency.

(3)
Pre-opening expenses for fiscal 2016 and fiscal 2017 included occupancy expenses totaling $5.1 million and $3.5 million, respectively, for TSA and Golfsmith stores converted to Dick's Sporting Goods and Golf Galaxy stores.

(4)
Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to SG&A for the same amount. Fiscal 2017 included the receipt of a $12.0 million contract termination payment and an $8.1 million multi-year sales tax refund.

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

The primary factors that have historically influenced the Company's profitability include the growth in its number of stores and selling square footage, the continued integration of eCommerce with brick and mortar stores, growth in consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. Over the last five years, the Company has grown from 558 Dick's Sporting Goods stores at the end of fiscal 2013 to 729 Dick's Sporting Goods stores at the end of fiscal 2018. The Company has reduced its rate of new store growth and intends to continue this strategy over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

In recent years, the Company has continued to innovate its eCommerce sites and applications with customer experience enhancements, new releases of its mobile and tablet apps, and the development of omni-channel capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns. Additionally, the Company transitioned to an insourced eCommerce platform during the first quarter of fiscal 2017. The Company's eCommerce sales penetration to total net sales has increased from approximately 8% in fiscal 2013 to approximately 15% in fiscal 2018. Approximately 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

The retail industry as a whole is dynamic, and the sporting goods category has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Vendors have broadened their distribution into department stores and family footwear channels while continuing to grow their direct to consumer business. Weak customer demand for firearms and other hunting merchandise across the industry has resulted in slower growth. We have responded to these challenges by focusing on driving profitable sales; emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity. We have made strategic investments in supply chain, our digital capabilities, the customer experience, our private brands and our teammates to support these efforts. We are also focused on increasing productivity and eliminating non-essential expenses to fund our future strategic investments.

As we look to the future, we are focused on continuing to invest in our business to meet the changing needs of our athletes and increasing their level of engagement with us. We plan to enhance the store experience by optimizing our merchandise assortment, reallocating floor space to regionally relevant and growing merchandise categories and making our stores more experiential. Our primary areas of investment during fiscal 2019 will be to 1) enhance the athlete experience in our stores; 2) improve our eCommerce fulfillment capabilities and 3) implement technology solutions that improve the athlete experience and our teammates’ productivity. We plan to continue to focus on increasing productivity across the business to help fund these investments.

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

Executive Summary

•
Earnings per diluted share of $3.24 for the 52 weeks ended February 2, 2019 increased 7.6% compared to earnings per diluted share of $3.01 during the 53 weeks ended February 3, 2018. Net income for fiscal 2018 totaled $319.9 million compared to $323.4 million in fiscal 2017.

•	Fiscal 2017 net income included:

◦	$2.2 million, net of tax, or $0.02 per diluted share, of costs incurred by the Company to convert TSA stores to Dick's Sporting Goods stores;

◦	$12.0 million, net of tax, or $0.11 per diluted share, of income from a contract termination payment;

◦	$4.4 million, net of tax, or $0.04 per diluted share, of costs attributable to a corporate restructuring;

◦	$5.0 million, net of tax, or $0.05 per diluted share, of income from a multi-year sales tax refund;

◦	$7.2 million, net of tax, or $0.07 per diluted share, of transition costs incurred to enhance the Company's Scorecard loyalty program; and

◦	$4.2 million, net of tax, or $0.04 per diluted share, of costs for a litigation contingency.

•
Net sales decreased 1.8% to $8,436.6 million in fiscal 2018 from $8,590.5 million in fiscal 2017 due primarily to a 3.2% decrease in consolidated same store sales and the inclusion of a 53rd week of sales during fiscal 2017.

•	Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.1% on a 52-week to 52-week comparative basis, which includes an increase of approximately 17% in eCommerce sales.

•
eCommerce sales penetration increased to approximately 15% of total net sales during fiscal 2018 compared to approximately 12% of total net sales during fiscal 2017 on a 52-week to 52-week comparative basis.

•	During fiscal 2018, the Company:

•	Declared and paid aggregate cash dividends in the amount of $0.90 per share on the Company's common stock and Class B common stock;

•	Repurchased 9.6 million shares of common stock for a total of $323.4 million under the currently authorized share repurchase program; and

•	Ended the fiscal year with no outstanding borrowings under its Credit Facility.

•	The following table summarizes store openings and closings for fiscal 2018 and fiscal 2017:

	Fiscal 2018			Fiscal 2017
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	716	129	845	676	121	797
New stores:
Single-level stores	19	—	19	39	16	55
Two-level stores	—	—	—	4	—	4
Total new stores	19	—	19	43	16	59
Closed stores	6	—	6	3	8	11
Ending stores	729	129	858	716	129	845
Relocated stores	4	1	5	7	1	8

(1)	Includes the Company's Golf Galaxy, Field & Stream and other specialty concept stores.

Results of Operations

The following table presents, for the periods indicated, selected items in the Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year (A)	Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year
	2018	2017 (A)	2016 (A)	2018 - 2017	2017 - 2016
Net sales	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs	71.10	71.03	70.14	7	89
Gross profit	28.90	28.97	29.86	(7)	(89)
Selling, general and administrative expenses	23.55	23.08	23.68	47	(60)
Pre-opening expenses	0.08	0.34	0.51	(26)	(17)
Income from operations	5.27	5.56	5.68	(29)	(12)
Interest expense	0.12	0.09	0.07	3	2
Other expense (income)	0.03	(0.37)	(0.18)	40	(19)
Income before income taxes	5.12	5.84	5.79	(72)	5
Provision for income taxes	1.33	2.07	2.16	(74)	(9)
Net income	3.79%	3.77%	3.63%	2	14

(A)	Column does not add due to rounding.

Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers. For additional information regarding the types of costs classified within cost of goods sold, SG&A or any other financial statement line items presented herein, refer to Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

Fiscal 2018 (52 weeks) Compared to Fiscal 2017 (53 weeks)

Net Sales

Net sales decreased 1.8% to $8,436.6 million in fiscal 2018 from $8,590.5 million in fiscal 2017 due primarily to a 3.2% decrease in consolidated same store sales and the inclusion of a 53rd week of sales during fiscal 2017. The 3.2% decrease in consolidated same store sales reduced net sales during fiscal 2018 by $260.3 million, while sales at stores that are not yet included in the comparable store base increased net sales by $106.4 million in fiscal 2018. Net sales during the 53rd week of fiscal 2017 totaled $105.4 million. Consolidated same store sales, adjusted for the shifted retail calendar, decreased 3.1% on a 52-week to 52-week comparative basis, which includes an increase of approximately 17% in eCommerce sales. eCommerce sales penetration increased to approximately 15% of total net sales during fiscal 2018 compared to approximately 12% of total net sales during fiscal 2017.

As adjusted for the shifted retail calendar, gains in the outdoor apparel and fitness equipment categories were more than offset by declines in the hunt, outdoor equipment and electronics categories. Our firearms policy changes have contributed to a continuing decline in our hunt business, which was a challenged category coming into fiscal 2018. The broader hunt industry also decelerated and remains challenged. We continue to evaluate our strategy for the hunt business and plan to remove hunt merchandise from approximately 125 Dick's Sporting Goods stores where the category under-performs and is less relevant in the local market, and utilize this space for categories that are under-served based on the needs of that particular market. We have exited the majority of our electronics business, which consisted primarily of fitness tracking. Consolidated same store sales results for fiscal 2018 reflect a decrease in transactions of approximately 4.3% partially offset by an increase in sales per transaction of approximately 1.2%.

Income from Operations

Income from operations decreased to $444.7 million in fiscal 2018 from $477.6 million in fiscal 2017.

Gross profit decreased 2.1% to $2,437.8 million in fiscal 2018 from $2,489.1 million in fiscal 2017 and decreased as a percentage of net sales by seven basis points compared to fiscal 2017. Merchandise margins increased 94 basis points, primarily driven by fewer promotions and favorable merchandise mix as our hunt, outdoor equipment and electronics categories have significantly lower merchandise margin rates compared to other categories. This increase was partially offset by higher eCommerce shipping and fulfillment costs, higher freight as well as occupancy deleverage. Occupancy costs increased $23.9 million in the current year from fiscal 2017. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Fiscal 2017 included an $11.5 million charge related to transition costs to enhance our Scorecard loyalty program, which negatively impacted gross profit as a percentage of net sales by 13 basis points.

SG&A expenses increased 0.2% to $1,986.6 million in fiscal 2018 from $1,982.4 million in fiscal 2017, and increased as a percentage of net sales by 47 basis points, primarily driven by higher incentive compensation and investments in our growth initiatives to support our long-term strategy. Fiscal 2017 included $7.1 million related to corporate restructuring charges and $6.6 million for costs related to a litigation contingency, each of which negatively impacted SG&A expenses as a percentage of net sales by eight basis points.

Pre-opening expenses decreased to $6.5 million in fiscal 2018 from $29.1 million in fiscal 2017. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened 19 new stores in fiscal 2018 compared to 59 new stores in fiscal 2017. The Company incurred $3.5 million of costs during fiscal 2017 to convert former TSA stores to Dick's Sporting Goods stores.

Other Expense (Income)

Other expense totaled $2.6 million in fiscal 2018 compared to $31.8 million of other income in fiscal 2017. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to SG&A expenses for the same amount. The Company recognized investment expense totaling $3.4 million in fiscal 2018 compared to investment income of $11.1 million in fiscal 2017, primarily driven by performance in the equity markets, which impacted the deferred compensation plan investment values. Additionally, fiscal 2017 included $12.0 million for the receipt of a contract termination payment and $8.1 million for the receipt of a multi-year sales tax refund.

Income Taxes

The Company's effective tax rate decreased to 25.9% for fiscal 2018 from 35.5% for fiscal 2017. The decrease is primarily due to a lower statutory corporate tax rate during fiscal 2018 resulting from the Tax Cuts and Jobs Act (the "Tax Act").

Fiscal 2017 (53 weeks) Compared to Fiscal 2016 (52 weeks)

Net Sales

Net sales increased 8.4% to $8,590.5 million in fiscal 2017 from $7,922.0 million in fiscal 2016 due primarily to the growth of our store network, as well as the inclusion of the 53rd week of sales during fiscal 2017, partially offset by a 0.3% decrease in consolidated same store sales on a 52-week to 52-week basis. Net sales during the 53rd week of fiscal 2017 totaled $105.4 million. The 0.3% decrease in consolidated same store sales reduced net sales by $23.0 million during fiscal 2017. Stores that were not yet included in the comparable store base increased net sales by $586.1 million during fiscal 2017. eCommerce sales penetration was approximately 12% of total net sales during both fiscal 2017 and fiscal 2016, representing an increase of approximately 13% in eCommerce sales on a 52-week to 52-week comparative basis.

The decrease in consolidated same store sales was driven by declines in hunt, electronics and licensed categories, partially offset by gains in the golf and athletic footwear categories along with our private brand businesses. The same store sales results for fiscal 2017 reflect a decrease in transactions of approximately 0.5% partially offset by an increase in sales per transaction of approximately 0.2%.

Income from Operations

Income from operations increased to $477.6 million in fiscal 2017 from $449.9 million in fiscal 2016.

Gross profit increased 5.2% to $2,489.1 million in fiscal 2017 from $2,365.8 million in fiscal 2016, but decreased as a percentage of net sales by 89 basis points compared to fiscal 2016. The decrease in gross profit as a percentage of net sales resulted from lower merchandise margins as the retail marketplace continued to be highly promotional, as well as occupancy deleverage, and higher eCommerce shipping and fulfillment costs. Occupancy costs increased $94.6 million in fiscal 2017 from fiscal 2016. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. As a percentage of net sales, occupancy costs increased at a higher rate than the 8.4% increase in net sales during fiscal 2017. Fiscal 2017 included an $11.5 million charge related to transition costs to enhance the Company's Scorecard loyalty program, which negatively impacted gross profit as a percentage of net sales by 13 basis points. Fiscal 2016 included a $46.4 million inventory write-down in connection with the implementation of our new merchandising strategy, which negatively impacted gross profit as a percentage of net sales by 59 basis points.

SG&A expenses increased 5.7% to $1,982.4 million in fiscal 2017 from $1,875.6 million in fiscal 2016, but decreased as a percentage of net sales by 60 basis points, primarily driven by lower incentive compensation and savings from our new eCommerce operating model, partially offset by higher store payroll costs incurred to deliver improved customer service, and asset impairment charges. Fiscal 2017 included $7.1 million related to corporate restructuring charges and $6.6 million for costs related to a litigation contingency, each of which negatively impacted SG&A expenses as a percentage of net sales by eight basis points. Fiscal 2016 included $49.1 million of charges for asset write-downs, impairments and merger and integration costs, which negatively impacted SG&A expenses by 62 basis points.

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

Other Income

Other income increased to $31.8 million in fiscal 2017 from $14.4 million in fiscal 2016. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to SG&A expenses for the same amount. The Company recognized investment income totaling $11.1 million in fiscal 2017 compared to investment income of $7.2 million in fiscal 2016, primarily driven by an overall improvement in the equity markets, which impacted the deferred compensation plan investment values. Additionally, fiscal 2017 included $12.0 million for the receipt of a contract termination payment and $8.1 million for the receipt of a multi-year sales tax refund. Fiscal 2016 included a $2.9 million benefit from a multi-year sales tax refund as well as a $4.0 million gain for the Company's share of profits from the liquidation of former Golfsmith stores.

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

Liquidity information for the fiscal years ended (dollars in thousands):

	February 2, 2019	February 3, 2018
Funds drawn on Credit Facility	$1,875,400	$2,742,800
Number of business days with outstanding balance on Credit Facility	195 days	228 days
Maximum daily amount outstanding under Credit Facility	$423,100	$569,000

Liquidity information as of the fiscal years ended (dollars in thousands):

	February 2, 2019	February 3, 2018
Outstanding borrowings under Credit Facility	$—	$—
Cash and cash equivalents	$113,653	$101,253
Remaining borrowing capacity under Credit Facility	$1,233,869	$1,233,869
Outstanding letters of credit under Credit Facility	$16,131	$16,131

The Company intends to allocate capital to invest in its future growth, specifically growing and remodeling its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.

Capital expenditures – Fiscal 2018 capital expenditures totaled $198.2 million on a gross basis and $170.5 million on a net basis, which includes tenant allowances provided by landlords. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. We reduced our new stores growth rate in fiscal 2018 to 19 new Dick's Sporting Goods stores, which represents a significant reduction from fiscal 2017. The Company also plans to continue to invest in improving its eCommerce fulfillment network and corporate information technology capabilities.

We currently expect fiscal 2019 capital expenditures to be approximately $230.0 million on a gross basis and approximately $200.0 million on a net basis. We plan to continue to invest in technology and eCommerce fulfillment to deliver the best omni-channel customer experience in sporting goods. We plan to reduce our new store growth in fiscal 2019 to approximately seven new Dick's Sporting Goods stores and two new Golf Galaxy stores. Approximately two-thirds of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During fiscal 2018, the Company repurchased 9.6 million shares of its common stock for $323.4 million and currently has approximately $433.4 million remaining under its authorization that extends through 2021. During fiscal 2017, the Company repurchased 8.1 million shares of its common stock for $284.6 million. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the fiscal year ended February 2, 2019, the Company paid $89.3 million of dividends to its stockholders. On February 22, 2019, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.275 per share on the Company's common stock and Class B common stock payable on March 29, 2019 to stockholders of record as of the close of business on March 15, 2019. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

The Company believes cash flows generated by operations and funds available under its Credit Facility will be sufficient to satisfy capital requirements, including planned capital expenditures, share repurchases and quarterly dividend payments to its stockholders through fiscal 2019. The Company may require additional funding should the Company pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.

Changes in cash and cash equivalents are as follows (dollars in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net cash provided by operating activities	$712,755	$746,310	$768,994
Net cash used in investing activities	(198,219)	(485,648)	(550,324)
Net cash used in financing activities	(502,094)	(324,240)	(172,876)
Effect of exchange rate changes on cash and cash equivalents	(42)	54	47
Net increase (decrease) in cash and cash equivalents	$12,400	$(63,524)	$45,841

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

Cash provided by operating activities decreased $33.6 million in fiscal 2018 to $712.8 million, primarily due to the following:

•	Changes in deferred construction allowances decreased operating cash flows by $74.0 million compared to the prior year, primarily due to fewer self-developed stores during fiscal 2018.

•
Changes in prepaid expenses and other assets increased operating cash flows by $40.1 million compared to the prior year, primarily due to the timing of payments related to multi-year contractual agreements.

Investing Activities

Cash used in investing activities for fiscal 2018 decreased by $287.4 million to $198.2 million from fiscal 2017, primarily due to a $276.1 million decrease in gross capital expenditures. The decrease in gross capital expenditures was primarily driven by the reduction in our new store growth rate in fiscal 2018, coupled with the construction of our fifth distribution facility during fiscal 2017.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash used in financing activities for fiscal 2018 totaled $502.1 million compared to $324.2 million in fiscal 2017. The increase in cash used in financing activities was primarily driven by higher share repurchases during fiscal 2018 compared to fiscal 2017 coupled with financing proceeds for the purchase of a corporate aircraft during fiscal 2017.

Contractual Obligations and Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as of February 2, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Term loan (see Note 7)	$56,085	$4,523	$9,045	$9,045	$33,472
Capital lease obligations (see Note 7)	3,941	722	1,513	1,496	210
Other long-term debt	18	18	—	—	—
Interest payments (see Note 7)	1,150	381	533	230	6
Operating lease obligations (see Note 8) (a)	3,735,028	655,516	1,177,822	868,656	1,033,034
Unrecognized tax benefits (b)	3,145	3,145	—	—	—
Purchase and other commitments (see Note 14) (c)	118,358	62,862	38,108	8,192	9,196
Total contractual obligations	$3,917,725	$727,167	$1,227,021	$887,619	$1,075,918

(a)	Amounts include aggregate lease obligations, including fixed executory costs.

(b)	Excludes $2,657 of accrued liability for unrecognized tax benefits as we cannot reasonably estimate the timing of settlement. These payments include interest and penalties.

(c)
The Company's purchase obligations relate primarily to marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider, and technology-related and other ordinary course commitments. In the ordinary course of business, the Company enters into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2018.

The Note references in the table above are to the Notes to the Consolidated Financial Statements included in Item 8 herein.

The following table summarizes the Company's other commercial commitments, including both on and off-balance sheet arrangements, in effect at February 2, 2019 (in thousands):

	Total	Less than 1 year
Other commercial commitments:
Documentary letters of credit	$—	$—
Standby letters of credit	16,131	16,131
Total other commercial commitments	$16,131	$16,131

The Company expects to fund these commitments primarily with operating cash flows generated in the normal course of business.

Off-Balance Sheet Arrangements

Operating leases for our stores represent the majority of our contractual obligations. Future scheduled lease payments under non-cancellable operating leases as of February 2, 2019 are described under the heading "Operating lease obligations" in the table above.

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

Inventory Valuation

The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. The Company performs physical inventories at its stores and distribution centers throughout the year. The shrink reserve represents the cumulative loss estimate for each of the Company's locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.

Business Development Allowances

Business development allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors for the purchase of merchandise inventories ("vendor allowances") are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, ("cooperative advertising") are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts.

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

The Company's goodwill impairment test compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded to reduce the carrying value to the fair value. As of February 2, 2019, the Company had no reporting units at risk for goodwill impairment.

Intangible assets that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for potential impairment, or more frequently as mentioned above. The fair value of the Company's intangible assets are estimated and compared to their carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future sales growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, the Company may be exposed to losses that could be material. The Company does not believe there is reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate fair value. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

Impairment of Long-Lived Assets and Closed Store Reserves

The Company reviews long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. The Company uses an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over each store's remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, the Company makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value.

Based on an analysis of current and future store performance, management periodically evaluates the need to close underperforming stores. Reserves are established for the present value of any remaining operating lease obligations, net of estimated sublease income, when the Company ceases to use a location. If the timing or amount of actual sublease income differs from estimated amounts, this could result in an increase or decrease in the related reserves.

Self-Insurance

The Company is self-insured for certain losses related to health, workers' compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claim experience, industry factors, severity factors and other actuarial assumptions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company maintains its Credit Facility to support potential liquidity and capital needs. Our interest rate under the Credit Facility is benchmarked to, at the Company's option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. There were no outstanding borrowings under the Credit Facility as of February 2, 2019 and February 3, 2018.

The Company holds highly liquid instruments purchased with a maturity of three months or less at the date of purchase that are classified as cash equivalents. The Company had cash equivalent investments at February 2, 2019 and February 3, 2018 totaling $33.8 million and $21.0 million, respectively. As these investments are short-term in nature, changes in interest rates generally would not have a material impact on the valuation of these investments.

During fiscal 2018 and 2017, a hypothetical 10% increase or decrease in interest rates would not have materially affected the Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages 43 through 69 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of February 2, 2019, the Company's disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 2, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included on the following page of this document.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Dick's Sporting Goods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2019, of the Company and our report dated March 29, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 29, 2019

ITEM 9B.  OTHER INFORMATION

Designation of Principal Accounting Officer

On March 28, 2019, the Board of Directors of the Company designated Navdeep Gupta, the Company’s Senior Vice President - Finance and Chief Accounting Officer, to serve as the Company’s principal accounting officer effective April 1, 2019.  Lee J. Belitsky, the Company’s Executive Vice President - Chief Financial Officer, who has filled the role of principal accounting officer since September 2016, will continue to serve as the Company’s Executive Vice President - Chief Financial Officer and principal financial officer.

Mr. Gupta, 46, joined Dick’s Sporting Goods in November 2017 as Senior Vice President - Finance and Chief Accounting Officer. Prior to joining the Company, Mr. Gupta spent eleven years at Advance Auto Parts, Inc., most recently serving as the Senior Vice President of Finance. Mr. Gupta held numerous leadership roles during his tenure with Advance Auto Parts, Inc., including Chief Audit Executive, Vice President of Finance and Treasurer, and Director of Finance. Previously, Mr. Gupta held management roles at Sprint Nextel Corporation (now known as Sprint Corporation).

Mr. Gupta’s base salary was increased to $400,000 in connection with the designation. Furthermore, his target payout under the Company’s annual incentive plan was increased to 60% of his base salary and his target annual equity award was increased to $500,000. There were no other changes in Mr. Gupta’s compensation arrangements in connection with this designation.

As a full-time employee, Mr. Gupta will continue to be eligible to participate in the full range of benefits offered by the Company, including health and welfare plans, medical and dental, life and disability insurances as well as the Company’s 401(k) and non-qualified deferred compensation plans. Mr. Gupta is also subject to a non-competition, non-solicitation and confidentiality agreement with the Company, which provides limited severance benefits that are broadly available to employees subject to such agreements. There are no familial relationships between Mr. Gupta and any director, executive officer or (nominee thereof) of the Company, and there have been no transactions since the beginning of the Company’s fiscal 2018, or currently proposed, regarding Mr. Gupta that are required to be disclosed under Item 404(a) of Regulation S-K.

Special Restricted Stock Award

On March 26, 2019, the compensation committee of the Board of Directors of the Company approved a special restricted stock award to certain officers pursuant to the Company’s Amended and Restated 2012 Stock and Incentive Plan (the "2012 Plan"). The restricted stock awards will vest on the first anniversary of their grant date. The restricted stock award will vest so long as the grantee remains employed by the Company through the vesting period, except in certain specified circumstances set forth in the award agreement.

Below are the number of restricted shares to be issued to the officers for which disclosure is required under Item 5.02(e) of Form 8-K:

Officer	Title	Restricted Stock Award (in shares)
Lee J. Belitsky	Executive Vice President - Chief Financial Officer	18,000
Lauren R. Hobart	President	18,500
Paul J. Gaffney	Executive Vice President - Chief Technology Officer	11,000

The foregoing description of the restricted stock awards does not purport to be complete and is qualified in its entirety by reference to the applicable award agreement, the form of which is filed hereto as Exhibit 10.7b and incorporated herein by reference, and the Company’s 2012 Plan, a copy of which is filed hereto as Exhibit 10.7 and incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)
Information relative to Directors of the Company will be set forth under the section entitled "Item 1 - Election of Directors" in the Company's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders ("2019 Proxy Statement") and is incorporated herein by reference.

(b)	Information with respect to Executive Officers of the Company will be set forth in Part I, Item 1.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled "Stock Ownership" in the 2019 Proxy Statement and is incorporated herein by reference.

(d)
The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other executive officers, and has adopted a separate code of ethics that applies to the Board of Directors, the complete text of which are available through the Investor Relations section of the Company's website at www.dicks.com/investors. If the Company makes any amendments to either code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company's website does not form a part of this Annual Report on Form 10-K.

(e)
Information on our audit committee and audit committee financial experts will be set forth under the section entitled "Corporate Governance" in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections entitled "Executive Compensation", "Compensation Tables", "Corporate Governance" and "Item 1 - Election of Directors" in the Company's 2019 Proxy Statement and is incorporated herein by reference. The information under the caption "Executive Compensation - Compensation Committee Report" shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Part of the information required by this Item will be set forth under the caption "Stock Ownership" in the Company's 2019 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of February 2, 2019, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,130,427	(2)	$45.65	6,089,337	(3)
Equity compensation plans not approved by security holders	—			—
Total	3,130,427			6,089,337

(1)
Represents outstanding awards pursuant to the Company's 2002 Amended and Restated Stock and Incentive Plan and 2012 Stock and Incentive Plan, as amended and restated (the "2012 Plan"). Represents shares of common stock. Shares of Class B Common Stock are not authorized for issuance under the 2012 Plan.

(2)	Upon adoption of the 2012 Plan, the common stock available under the 2002 Amended and Restated Stock and Incentive Plan became available for issuance under the 2012 Plan.

(3)
Shares of common stock that are subject to any award (e.g. options, stock appreciation rights, restricted stock, restricted stock units or performance stock) pursuant to the 2012 Plan will count against the aggregate number of shares of common stock that may be issued as one share for every share issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the caption "Certain Relationships and Transactions with Related Persons" and "Election of Directors - How does the Board determine which directors are considered independent?" in the Company's 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the caption "Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants" in the Company's 2019 Proxy Statement and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Dick's Sporting Goods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 29, 2019

We have served as the Company's auditor since 1998.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	$8,436,570	$8,590,472	$7,921,981
Cost of goods sold, including occupancy and distribution costs	5,998,788	6,101,412	5,556,198
GROSS PROFIT	2,437,782	2,489,060	2,365,783
Selling, general and administrative expenses	1,986,576	1,982,363	1,875,643
Pre-opening expenses	6,473	29,123	40,286
INCOME FROM OPERATIONS	444,733	477,574	449,854
Interest expense	10,248	8,047	5,856
Other expense (income)	2,565	(31,810)	(14,424)
INCOME BEFORE INCOME TAXES	431,920	501,337	458,422
Provision for income taxes	112,056	177,892	171,026
NET INCOME	$319,864	$323,445	$287,396
EARNINGS PER COMMON SHARE:
Basic	$3.27	$3.02	$2.59
Diluted	$3.24	$3.01	$2.56
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	97,743	106,977	111,095
Diluted	98,781	107,586	112,216

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
NET INCOME	$319,864	$323,445	$287,396
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(42)	54	47
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(42)	54	47
COMPREHENSIVE INCOME	$319,822	$323,499	$287,443

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	February 2, 2019	February 3, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,653	$101,253
Accounts receivable, net	37,970	60,107
Income taxes receivable	6,135	4,433
Inventories, net	1,824,696	1,711,103
Prepaid expenses and other current assets	139,944	129,189
Total current assets	2,122,398	2,006,085
PROPERTY AND EQUIPMENT, NET	1,565,271	1,677,340
INTANGIBLE ASSETS, NET	130,166	136,587
GOODWILL	250,476	250,476
OTHER ASSETS:
Deferred income taxes	13,243	13,639
Other	105,595	119,812
Total other assets	118,838	133,451
TOTAL ASSETS	$4,187,149	$4,203,939
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$889,908	$843,075
Accrued expenses	364,342	354,181
Deferred revenue and other liabilities	224,984	212,080
Income taxes payable	20,142	10,476
Current portion of other long-term debt and leasing obligations	5,263	5,202
Total current liabilities	1,504,639	1,425,014
LONG-TERM LIABILITIES:
Other long-term debt and leasing obligations	54,781	60,084
Deferred income taxes	11,776	10,232
Deferred rent and other liabilities	711,792	767,108
Total long-term liabilities	778,349	837,424
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share, authorized shares 5,000,000; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; issued shares 110,734,156 and 110,175,392 at February 2, 2019 and February 3, 2018, respectively; outstanding shares 69,304,874 and 78,317,898 at February 2, 2019 and February 3, 2018, respectively	693	783
Class B common stock, par value, $0.01 per share, authorized shares 40,000,000; issued and outstanding shares 24,541,123 and 24,710,870 at February 2, 2019 and February 3, 2018, respectively	245	247
Additional paid-in capital	1,214,287	1,177,778
Retained earnings	2,455,192	2,205,651
Accumulated other comprehensive loss	(120)	(78)
Treasury stock, at cost, 41,429,482 and 31,857,494 at February 2, 2019 and February 3, 2018, respectively	(1,766,136)	(1,442,880)
Total stockholders' equity	1,904,161	1,941,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,187,149	$4,203,939

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Dollars	Shares	Dollars
BALANCE, January 30, 2016	86,850,630	$869	24,900,870	$249	$1,063,705	$1,737,214	$(179)	$(1,012,671)	$1,789,187
Exchange of Class B common stock for common stock	190,000	2	(190,000)	(2)	—	—	—	—	—
Exercise of stock options	1,421,389	13	—	—	31,076	—	—	—	31,089
Restricted stock vested	438,160	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(149,347)	(1)	—	—	(7,059)	—	—	—	(7,060)
Net income	—	—	—	—	—	287,396	—	—	287,396
Stock-based compensation	—	—	—	—	33,602	—	—	—	33,602
Total tax benefit from exercise of stock options	—	—	—	—	9,510	—	—	—	9,510
Foreign currency translation adjustment, net of taxes of $28	—	—	—	—	—	—	47	—	47
Purchase of shares for treasury	(3,130,954)	(31)	—	—	—	—	—	(145,707)	(145,738)
Cash dividends declared, $0.605 per common share	—	—	—	—	—	(68,544)	—	—	(68,544)
BALANCE, January 28, 2017	85,619,878	$856	24,710,870	$247	$1,130,830	$1,956,066	$(132)	$(1,158,378)	$1,929,489
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	—	—	(1,744)	—	—	(1,744)
Exercise of stock options	582,022	6	—	—	16,552	—	—	—	16,558
Restricted stock vested	359,956	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(121,681)	(1)	—	—	(5,840)	—	—	—	(5,841)
Net income	—	—	—	—	—	323,445	—	—	323,445
Stock-based compensation	—	—	—	—	36,239	—	—	—	36,239
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	54	—	54
Purchase of shares for treasury	(8,122,277)	(81)	—	—	—	—	—	(284,502)	(284,583)
Cash dividends declared, $0.68 per common share	—	—	—	—	—	(72,116)	—	—	(72,116)
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	169,747	2	(169,747)	(2)	—	—	—	—	—
Restricted stock vested	549,293	5	—	—	(5)	—	—	—	—
Minimum tax withholding requirements	(160,276)	(1)	—	—	(5,427)	—	—	—	(5,428)
Net income	—	—	—	—	—	319,864	—	—	319,864
Stock-based compensation	—	—	—	—	41,941	—	—	—	41,941
Foreign currency translation adjustment, net of taxes of $13	—	—	—	—	—	—	(42)	—	(42)
Purchase of shares for treasury	(9,571,788)	(96)	—	—	—	—	—	(323,256)	(323,352)
Cash dividends declared, $0.90 per common share	—	—	—	—	—	(90,811)	—	—	(90,811)
BALANCE, February 2, 2019	69,304,874	$693	24,541,123	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319,864	$323,445	$287,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,830	237,651	233,834
Deferred income taxes	(5,258)	42,453	(45,036)
Stock-based compensation	41,941	36,239	33,602
Other non-cash items	934	5,327	721
Changes in assets and liabilities:
Accounts receivable	16,215	(208)	(4,125)
Inventories	(94,131)	(71,751)	(84,733)
Prepaid expenses and other assets	10,980	(29,072)	(2,282)
Accounts payable	125,632	124,628	59,870
Accrued expenses	21,372	13,597	64,469
Income taxes payable / receivable	7,964	(39,347)	26,034
Deferred construction allowances	27,730	101,712	179,864
Deferred revenue and other liabilities	(4,318)	1,636	19,380
Net cash provided by operating activities	712,755	746,310	768,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(198,219)	(474,347)	(421,920)
Acquisitions, net of cash acquired	—	(8,957)	(118,769)
Deposits and purchases of other assets	—	(2,344)	(9,635)
Net cash used in investing activities	(198,219)	(485,648)	(550,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,875,400	2,742,800	2,159,600
Revolving credit repayments	(1,875,400)	(2,742,800)	(2,159,600)
Proceeds from term loan	—	62,492	—
Payments on other long-term debt and leasing obligations	(5,242)	(2,531)	(588)
Construction allowance receipts	—	—	—
Proceeds from exercise of stock options	—	16,558	31,089
Minimum tax withholding requirements	(5,428)	(5,841)	(7,060)
Cash paid for treasury stock	(323,352)	(284,583)	(145,738)
Cash dividends paid to stockholders	(89,273)	(73,099)	(67,972)
(Decrease) increase in bank overdraft	(78,799)	(37,236)	17,393
Net cash used in financing activities	(502,094)	(324,240)	(172,876)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(42)	54	47
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,400	(63,524)	45,841
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,253	164,777	118,936
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,653	$101,253	$164,777
Supplemental disclosure of cash flow information:
Accrued property and equipment	$18,937	$29,834	$70,129
Cash paid during the year for interest	$9,317	$8,598	$4,983
Cash paid during the year for income taxes	$114,018	$185,798	$196,712

See accompanying notes to consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations – Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering scheduling, communications and live scorekeeping through its GameChanger mobile apps, free league management services, custom uniforms and fan wear, and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront.

Fiscal Year – The Company's fiscal year ends on the Saturday closest to the end of January. Fiscal years 2018, 2017 and 2016 ended on February 2, 2019, February 3, 2018 and January 28, 2017, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2017, which included 53 weeks.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents are considered Level 1 investments and totaled $33.8 million and $21.0 million at February 2, 2019 and February 3, 2018, respectively.

Cash Management – The Company's cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 2, 2019 and February 3, 2018 include $36.4 million and $115.2 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

Accounts Receivable – Accounts receivable consist principally of amounts receivable from vendors and landlords. The allowance for doubtful accounts totaled $3.0 million and $3.5 million at February 2, 2019 and February 3, 2018, respectively.

Inventories – Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $113.3 million and $154.5 million at February 2, 2019 and February 3, 2018, respectively.

Property and Equipment – Property and equipment are recorded at cost and include capitalized leases. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Computer software	3-10 years
For leasehold improvements and property and equipment under capital lease agreements, depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Depreciation expense was $223.2 million, $214.9 million and $203.1 million for fiscal 2018, 2017 and 2016, respectively.

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

The Company recognizes a liability for costs associated with closed or relocated premises when the Company ceases to use the location. The calculation of accrued lease termination and other costs primarily includes future minimum lease payments, maintenance costs and taxes from the date of closure or relocation to the end of the remaining lease term, net of contractual or estimated sublease income. The liability is discounted using a credit-adjusted risk-free rate of interest. The assumptions used in the calculation of the accrued lease termination and other costs are evaluated on a quarterly basis. The current portion of accrued store closing and relocation reserves is included within accrued expenses and the non-current portion is included within long-term deferred rent and other liabilities on the Consolidated Balance Sheets. The related expense is recorded within selling, general and administrative expenses on the Consolidated Statements of Income.

Goodwill – Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company assesses the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred.

The Company's goodwill impairment test compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge to selling, general and administrative expenses is recorded to reduce the carrying value to the fair value. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management.

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

Revenue Recognition – Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for corresponding goods or services. Substantially all of the Company's sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.

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

Advertising Costs – Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $322.2 million, $330.1 million and $304.9 million for fiscal 2018, 2017 and 2016, respectively.

Business Development Allowances – Business development allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors for the purchase of merchandise inventories ("vendor allowances") are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising ("cooperative advertising"), are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Information – The Company is a specialty omni-channel retailer that offers a broad range of products in its specialty retail stores primarily in the eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the Company's operating segments are aggregated within one reportable segment. Refer to Note 17 to the Consolidated Financial Statements herein for additional disclosure of net sales by merchandise category.

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

Leases – Escalating rent payments, rent abatements and rent holidays are considered in the calculation of minimum lease payments in the Company's capital lease tests and in determining straight-line rent expense for operating leases. The Company records any difference between the straight-line rent amount and amounts payable under the lease as part of deferred rent within long-term deferred rent and other liabilities on the Consolidated Balance Sheets.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Adopted Accounting Pronouncements

Income Taxes

In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." This update provides guidance on income tax accounting implications under the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017. Areas of clarification under the update are the measurement period time frame, changes in subsequent reporting periods, and reporting requirements as they relate to the Tax Act. The Company adopted ASU 2018-05 during the first quarter of fiscal 2018. The Company recorded provisional charges as a result of the Tax Act, as noted within Note 11 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for which the Company's reviews have been completed without any significant adjustments required during fiscal 2018. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements. Refer to Note 11 to the Company's Consolidated Financial Statements herein for additional information.

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

Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the update (1) specifies the accounting for some costs to obtain or fulfill a contract with a customer and (2) expands disclosure requirements related to revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date", which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Subsequent to the issuance of ASU 2014-09 and ASU 2015-14, the FASB has also issued additional ASUs to assist in clarifying guidance within ASU 2014-09. These updates permit the use of either the full retrospective or modified retrospective transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted these ASUs during the first quarter of fiscal 2018. The adoption of these ASUs did not have a significant impact on our Consolidated Financial Statements. Refer to Note 17 to the Company's Consolidated Financial Statements herein for additional information.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncement

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is permitted. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842), Targeted Improvements," which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The effective date and transition requirements for ASU 2018-10 and ASU 2018-11 are the same as ASU 2016-02. Early adoption is permitted.

The Company will adopt these ASUs during the first quarter of fiscal 2019 using the optional transition method, which allows for prospective application of the standard.  We have completed the upgrade of our existing lease management technology solution to facilitate adoption of these ASUs in fiscal 2019. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward our historical lease classification, in addition to electing the practical expedient surrounding land easements.

The Company has lease agreements with non-lease components that relate to the lease components. Non-lease components, and the lease components to which they relate, will be accounted for together as a single lease component for all classes of underlying assets.  We will also elect to exclude leases with an initial term of twelve months or less from the Consolidated Balance Sheets.

We estimate adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $2,300.0 million, respectively, as of February 3, 2019. The difference between these amounts will be recorded as an adjustment to fiscal 2019 beginning retained earnings. The adoption of these ASUs will not have a significant impact on the Company's Consolidated Statement of Income.

2. Goodwill and Other Intangible Assets

The following table summarizes the carrying amount of goodwill and accumulated impairment charges as of the end of the fiscal periods (in thousands):

	2018		2017
	Carrying Value	Accumulated Impairment	Carrying Value	Accumulated Impairment
Goodwill	$250,476	$111,312	$250,476	$111,312

No impairment charges were recorded against goodwill in fiscal 2018, 2017 or 2016.

The Company had indefinite-lived and finite-lived intangible assets of $111.0 million and $19.1 million, respectively, as of February 2, 2019 and $111.0 million and $25.6 million, respectively, as of February 3, 2018.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of intangible assets were as follows as of the end of the fiscal years (in thousands):

	2018		2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$89,206	$—	$89,206	$—
Trade names (indefinite-lived)	16,031	—	16,031	—
Customer lists	21,166	(7,774)	21,166	(4,922)
Acquired technology and other finite-lived intangible assets	26,901	(21,160)	26,901	(17,583)
Other indefinite-lived intangible assets	5,796	—	5,788	—
Total intangible assets	$159,100	$(28,934)	$159,092	$(22,505)

Amortization expense for the Company's finite-lived intangible assets was $6.4 million, $6.4 million and $3.5 million for fiscal 2018, 2017 and 2016, respectively. The annual estimated amortization expense of the finite-lived intangible assets recorded as of February 2, 2019 is expected to be as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2019	$5,514
2020	4,636
2021	4,104
2022	2,898
2023	1,792
Thereafter	189
Total	$19,133

3. Store Closings

The following table summarizes the activity of the Company's store closing reserves (in thousands):

	2018	2017
Accrued store closing and relocation reserves, beginning of period	$10,536	$17,531
Expense charged to earnings	3,354	1,733
Cash payments	(8,795)	(9,522)
Interest accretion and other changes in assumptions	(540)	794
Accrued store closing and relocation reserves, end of period	4,555	10,536
Less: current portion of accrued store closing and relocation reserves	(1,323)	(4,440)
Long-term portion of accrued store closing and relocation reserves	$3,232	$6,096

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods (in thousands):

	2018	2017
Buildings and land	$320,243	$308,326
Leasehold improvements	1,613,663	1,587,235
Furniture, fixtures and equipment	1,172,380	1,123,216
Computer software	393,535	359,175
Total property and equipment	3,499,821	3,377,952
Less: accumulated depreciation and amortization	(1,934,550)	(1,700,612)
Net property and equipment	$1,565,271	$1,677,340

The amounts above include construction in progress of $74.3 million and $58.2 million for fiscal 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods (in thousands):

	2018	2017
Accrued payroll, withholdings and benefits	$166,039	$125,426
Accrued real estate taxes, utilities and other occupancy	72,727	73,200
Accrued property and equipment	19,094	30,303
Accrued sales tax	18,576	23,396
Other accrued expenses	87,906	101,856
Total accrued expenses	$364,342	$354,181

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods (in thousands):

	2018	2017
Current:
Deferred gift card revenue	$156,457	$179,458
Other	68,527	32,622
Total current	$224,984	$212,080
Long-term:
Deferred rent, including pre-opening rent	$98,808	$105,998
Deferred construction allowances	505,767	547,612
Other	107,217	113,498
Total long-term	$711,792	$767,108

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

The Company's carrying value and fair value of outstanding debt consists of the following as of the end of the fiscal years (in thousands):

	2018	2017
Revolving Credit Facility	$—	$—
Term loan	56,085	60,608
Capital leases	3,941	4,570
Other debt	18	108
Total debt	60,044	65,286
Less: current portion	(5,263)	(5,202)
Total long-term debt	$54,781	$60,084

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

The Credit Facility contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Facility also contains certain covenants that could within specific predefined circumstances limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company's assets. Other than in certain limited conditions, the Company is permitted under the Credit Facility to continue to pay dividends and repurchase shares pursuant to its stock repurchase program. As of February 2, 2019, the Company was in compliance with the terms of the Credit Facility.

Credit Facility information as of the fiscal years ended (in thousands):

	2018	2017
Outstanding borrowings under Credit Facility	$—	$—
Remaining borrowing capacity under Credit Facility	$1,233,869	$1,233,869
Outstanding letters of credit under Credit Facility	$16,131	$16,131

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

Capital Lease Obligations – The gross and net carrying values of assets under capital leases were $6.9 million and $0.2 million, respectively, as of February 2, 2019 and $6.9 million and $0.3 million, respectively, as of February 3, 2018.

Scheduled lease payments under capital lease obligations as of February 2, 2019 are as follows (in thousands):

Fiscal Year
2019	$1,103
2020	1,103
2021	943
2022	863
2023	863
Thereafter	216
Subtotal	5,091
Less: amounts representing interest	(1,150)
Present value of net scheduled lease payments	3,941
Less: amounts due in one year	(722)
Total long-term capital leases	$3,219

8. Operating Leases

The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2033. Initial lease terms are generally for 10 to 15 years and most store leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance, and in some cases, contingent rent stated as a percentage of gross sales over certain base amounts. Rent expense under these operating leases totaled approximately $530.9 million, $532.7 million and $501.9 million for fiscal 2018, 2017 and 2016, respectively.

Aggregate lease payments, including fixed executory costs, due under non-cancellable operating leases as of February 2, 2019 are as follows (in thousands):

Fiscal Year
2019	$655,516
2020	619,189
2021	558,633
2022	475,830
2023	392,826
Thereafter	1,033,034
Total	$3,735,028

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

Dividends per Common Share – The Company declared and paid aggregate cash dividends of $0.90, $0.68 and $0.605 per share of common stock and Class B common stock during fiscal 2018, 2017 and 2016, respectively.

Treasury Stock – The Company’s five-year $1 billion share repurchase program in place as of February 2, 2019 was authorized by its Board of Directors on March 16, 2016. During fiscal 2018 and 2017, the Company repurchased 9.6 million shares for $323.4 million and 8.1 million shares for $284.6 million, respectively, of its common stock. The Company had $433.4 million remaining under the current share repurchase program as of February 2, 2019.

10. Stock-Based Compensation and Employee Stock Plans

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the 2012 Plan. As of February 2, 2019, shares of common stock available for future issuance pursuant to the 2012 Plan were 6,089,337 shares.

The following represents total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2018	2017	2016
Stock option expense	$7,147	$8,686	$9,506
Restricted stock expense	34,794	27,553	24,096
Total stock-based compensation expense	$41,941	$36,239	$33,602
Total related tax benefit	$9,104	$12,130	$11,718

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of stock-based awards to employees is estimated on the date of grant using the Black-Scholes valuation with the following assumptions:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2018	2017	2016
Expected life (years) (1)	5.20	5.47	5.40
Expected volatility (2)	33.15% - 37.41%	29.24% - 33.86%	29.20% - 31.93%
Weighted average volatility	34.61%	30.52%	31.01%
Risk-free interest rate (3)	2.55% - 3.04%	1.70% - 2.25%	1.07% - 1.90%
Expected dividend yield	2.40% - 2.82%	1.30% - 2.78%	1.03% - 1.59%
Weighted average grant date fair value	$9.02	$11.98	$12.56

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

The stock option activity from January 30, 2016 through February 2, 2019 is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 30, 2016	3,974,512	$38.29	2.94	$51,930
Granted	1,143,326	47.79
Exercised	(1,348,241)	22.28
Forfeited / Expired	(208,512)	50.01
Outstanding, January 28, 2017	3,561,085	$46.71	3.88	$22,638
Granted	786,246	45.28
Exercised	(582,022)	28.43
Forfeited / Expired	(635,360)	50.60
Outstanding, February 3, 2018	3,129,949	$48.97	4.08	$389
Granted	881,334	34.18
Forfeited / Expired	(880,856)	45.96
Outstanding, February 2, 2019	3,130,427	$45.65	4.07	$1,783
Exercisable, February 2, 2019	1,511,580	$50.53	2.65	$184
Vested and expected to vest, February 2, 2019	2,917,529	$46.22	3.95	$1,486

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value reported in the table above is based on the Company's closing stock prices for the last business day of the period indicated. The total intrinsic value for stock options exercised during 2017 and 2016 was $10.7 million and $36.4 million, respectively. The total fair value of options vested during 2018, 2017 and 2016 was $8.1 million, $9.6 million and $8.4 million, respectively. The nonvested stock option activity for the year ended February 2, 2019 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, February 3, 2018	1,650,991	$13.29
Granted	881,334	9.02
Vested	(572,972)	14.13
Forfeited	(340,506)	11.29
Nonvested, February 2, 2019	1,618,847	$11.09

As of February 2, 2019, unrecognized stock-based compensation expense from nonvested stock options was approximately $10.4 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.42 years.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of February 2, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$24.48 - $34.05	830,465	6.18	$33.10	26,660	$28.35
$35.22 - $47.09	945,577	3.41	46.07	589,971	46.49
$47.73 - $55.29	932,936	3.26	50.62	583,454	51.41
$55.49 - $58.86	421,449	3.23	58.44	311,495	58.41
$24.48 - $58.86	3,130,427	4.07	$45.65	1,511,580	$50.53

Restricted Stock – The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee's continuing employment as of that date.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The restricted stock activity from January 30, 2016 through February 2, 2019 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 30, 2016	2,204,980	$50.97
Granted	789,460	47.89
Vested	(438,160)	47.05
Forfeited	(196,240)	51.23
Nonvested, January 28, 2017	2,360,040	$50.64
Granted	2,228,573	41.47
Vested	(359,956)	54.13
Forfeited	(624,420)	49.38
Nonvested, February 3, 2018	3,604,237	$44.84
Granted	1,616,600	33.96
Vested	(549,293)	49.88
Forfeited	(1,213,927)	45.05
Nonvested, February 2, 2019	3,457,617	$38.88

As of February 2, 2019, total unrecognized stock-based compensation expense from nonvested shares of restricted stock, net of estimated forfeitures, was approximately $47.6 million before income taxes, which is expected to be recognized over a weighted average period of approximately 1.47 years.

During 2013, the Company issued a special grant of 1,185,793 shares of performance-based restricted stock in support of the Company's five-year strategic plan ("the 2013 Long-Term Incentive Plan"). These awards did not achieve the pre-established financial performance metrics by the end of the performance period, which ended on February 3, 2018. The remaining nonvested shares forfeited during fiscal 2018 and became available for issuance under the 2012 Plan.

During 2017, the Company issued a special grant of 674,209 shares of performance-based restricted stock in support of the Company's strategic initiatives ("the 2017 Long-Term Incentive Plan"). As of February 2, 2019, nonvested restricted stock outstanding included 383,807 shares of these performance-based awards. The Company expects 63,712 shares to vest so long as the award recipient remains with the Company through April 2020.

11. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Act. As a result of the Tax Act in fiscal 2017, the Company recorded a provisional income tax charge of $6.0 million related to the deemed repatriation of accumulated but undistributed earnings of foreign operations. The re-measurement of the Company’s net deferred tax liability resulted in a provisional income tax benefit of $5.3 million.
In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") 118 during fiscal 2018, which provides guidance on the application of U.S. GAAP and the accounting for the income tax effects of the Tax Act.  SAB 118 provides a measurement period time frame that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting requirements of ASC 740, "Income Taxes".  Upon completion of the Company's tax return filings during fiscal 2018, any changes in management's estimates related to the Tax Act did not have a significant impact on the Company's Consolidated Financial Statements. Additionally, the Tax Act includes a provision designed to tax Global Intangible Low Tax Income ("GILTI") earned by non-U.S. corporate subsidiaries of large U.S. shareholders starting in 2018. The Company has elected to account for any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred. The Company therefore will not record deferred taxes associated with the GILTI provision of the Tax Act.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax owed on the Company’s estimated deemed repatriation resulting from the Tax Act is payable in uneven annual installments through 2025. As such, $5.2 million of the tax on undistributed foreign earnings not payable within the next 12 months is presented within long-term deferred rent and other liabilities on the Consolidated Balance Sheet.
The components of the provision for income taxes are as follows for the fiscal years ended (in thousands):

	2018	2017	2016
Current:
Federal	$94,729	$114,443	$184,636
State	22,585	20,996	31,426
	117,314	135,439	216,062
Deferred:
Federal	(3,943)	38,805	(38,138)
State	(1,315)	3,648	(6,898)
	(5,258)	42,453	(45,036)
Total provision	$112,056	$177,892	$171,026

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following fiscal years:

	2018	2017	2016
Federal statutory rate	21.0%	33.7%	35.0%
State tax, net of federal benefit	3.8%	3.3%	3.3%
Valuation allowance	—%	(0.8)%	(0.1)%
Other permanent items	1.1%	(0.7)%	(0.9)%
Effective income tax rate	25.9%	35.5%	37.3%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the fiscal years ended (in thousands):

	2018	2017
Inventory	$35,487	$35,613
Employee benefits	33,591	32,909
Deferred rent	27,648	29,710
Stock-based compensation	19,005	18,315
Gift cards	14,458	13,006
Deferred revenue currently taxable	7,263	7,801
Store closing expense	1,178	2,739
Other accrued expenses not currently deductible for tax purposes	5,895	4,590
Net operating loss carryforward	2,056	3,031
Non income-based tax reserves	5,464	5,518
Capital loss carryforward	922	910
Uncertain income tax positions	1,218	2,152
Insurance	2,298	2,060
Other	120	78
Valuation allowance	—	—
Total deferred tax assets	156,603	158,432
Property and equipment	(115,726)	(117,925)
Inventory valuation	(26,871)	(28,430)
Intangibles	(5,068)	(4,844)
Prepaid expenses	(3,723)	(3,826)
Other	(3,748)	—
Total deferred tax liabilities	(155,136)	(155,025)
Net deferred tax asset	$1,467	$3,407

The deferred tax asset from net operating loss carryforwards of $2.1 million represents approximately $6.7 million of federal net operating losses, which expire in 2036, and $10.6 million of state net operating losses, which expire in 2034. In 2018, of the $1.5 million net deferred tax asset, approximately $13.2 million is included within other long-term assets and approximately $11.8 million is included within other long-term liabilities on the Consolidated Balance Sheet. In 2017, of the $3.4 million net deferred tax asset, $13.6 million was included within other long-term assets and $10.2 million was included within other long-term liabilities.

The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis related to our investments in foreign subsidiaries. It is the Company’s intention to permanently reinvest the earnings from foreign subsidiaries outside the United States. Under the Tax Act, the associated transition tax resulted in the elimination of the excess of the amount of financial reporting basis over the tax basis in the foreign subsidiaries and subjected $66.6 million of undistributed foreign earnings to tax.  An actual repatriation from our international subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.  We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs and accordingly do not provide for foreign withholding taxes and U.S. state taxes.

As of February 2, 2019, the total liability for uncertain tax positions, including related interest and penalties, was approximately $5.8 million.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents a reconciliation of the Company's total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2018	2017	2016
Beginning of fiscal year	$8,047	$8,293	$9,784
Increases as a result of tax positions taken in a prior period	456	124	—
Decreases as a result of tax positions taken in a prior period	(411)	(142)	(831)
Increases as a result of tax positions taken in the current period	—	—	2,067
Decreases as a result of settlements during the current period	(2,977)	(228)	(2,534)
Reductions as a result of a lapse of statute of limitations during the current period	(797)	—	(193)
End of fiscal year	$4,318	$8,047	$8,293

The balance at February 2, 2019 includes $3.4 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.

As of February 2, 2019, the liability for uncertain tax positions includes $1.5 million for the accrual of interest. During fiscal 2018, 2017 and 2016, the Company recorded $0.3 million, $0.4 million and $0.3 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company has ongoing federal, state and local examinations. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $3.1 million of the Company's gross unrecognized tax benefits and interest at February 2, 2019 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2019.

The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2017 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2014.

12. Earnings per Common Share

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2018	2017	2016
Earnings per common share - Basic:
Net income	$319,864	$323,445	$287,396
Weighted average common shares outstanding - basic	97,743	106,977	111,095
Earnings per common share	$3.27	$3.02	$2.59
Earnings per common share - Diluted:
Net income	$319,864	$323,445	$287,396
Weighted average common shares outstanding - basic	97,743	106,977	111,095
Dilutive effect of stock-based awards	1,038	609	1,121
Weighted average common shares outstanding - diluted	98,781	107,586	112,216
Earnings per common share	$3.24	$3.01	$2.56

Anti-dilutive stock-based awards excluded from diluted calculation	3,519	3,693	1,822

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Retirement Savings Plans

The Company's retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees and part-time employees after one month of employment with the Company. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant's contribution, up to 10% of the participant's compensation. The Company's discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $9.8 million, $8.3 million and $8.7 million for fiscal 2018, 2017 and 2016, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company's plans was $77.3 million and $78.9 million as of February 2, 2019 and February 3, 2018, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $2.1 million, $2.1 million and $2.2 million for fiscal 2018, 2017 and 2016, respectively.

14. Commitments and Contingencies

Marketing and Naming Rights Commitments

Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company's brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $18.0 million, $33.3 million and $39.3 million during fiscal 2018, 2017 and 2016, respectively. The aggregate amount of future minimum payments at February 2, 2019 is as follows (in thousands):

Fiscal Year
2019	$14,192
2020	12,250
2021	9,792
2022	4,054
2023	2,888
Thereafter	9,196
Total	$52,372

Licenses for Trademarks

Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2022. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $12.1 million, $9.6 million and $8.8 million during fiscal 2018, 2017 and 2016, respectively. The aggregate amount of future minimum payments at February 2, 2019 is as follows (in thousands):

Fiscal Year
2019	$10,033
2020	5,213
2021	2,208
2022	1,250
Total	$18,704

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

The Company also has other non-cancellable contractual commitments, including minimum requirements with its third-party eCommerce fulfillment provider, and technology-related commitments extending through 2021. The aggregate payments under these commitments were $48.5 million, $37.7 million and $17.9 million during fiscal 2018, 2017 and 2016, respectively. The aggregate amount of future minimum payments at February 2, 2019 is as follows (in thousands):

Fiscal Year
2019	$38,637
2020	4,895
2021	3,750
Total	$47,282

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

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis as of February 2, 2019 and February 3, 2018 are set forth in the table below:

	Level 1
Description	February 2, 2019	February 3, 2018
Assets:
Deferred compensation plan assets held in trust (1)	$77,324	$78,894
Total assets	$77,324	$78,894

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans (See Note 13).

The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated book value due to the short-term nature of these instruments at both February 2, 2019 and February 3, 2018.

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.  Related Party Transaction

On August 18, 2017, the Company agreed to acquire from EWS II, LLC, an entity owned by the Company's Chairman & Chief Executive Officer ("EWS"), the rights and obligations relating to the purchase of an aircraft by EWS from Gulfstream Aerospace Corporation ("Gulfstream"). The Company and EWS entered into an arrangement, pursuant to which the Company agreed to reimburse $62.8 million to EWS for principal payments previously made to Gulfstream for the aircraft purchase and for interest incurred in connection with the financing of the aircraft purchase and agreed to fund the final aircraft purchase price payment of $4.0 million to Gulfstream. The transaction was approved pursuant to the Company's Related Party Transaction Policy. This aircraft replaced a Company aircraft that came off lease in fiscal 2017.

17. Revenue Recognition

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

The primary impact to the Company's accounting policies of adopting Topic 606 relates to the timing of revenue recognition for gift card breakage. Gift card breakage prior to adoption was recognized at the point gift card redemption was deemed remote. As a result of the adoption of Topic 606, the Company now recognizes gift card breakage over time in proportion to the pattern of rights exercised by the customer. This change in accounting policy was accounted for through a cumulative effect adjustment to increase beginning retained earnings during the first quarter of fiscal 2018. The Company reclassified $27.7 million from deferred revenue and other liabilities resulting in a cumulative effect adjustment of $20.5 million, net of tax, to retained earnings on the Company's Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders' Equity. Additionally, the adoption of Topic 606 resulted in insignificant financial statement presentation reclassifications related to our customer loyalty program and our sales return reserve. The Company does not expect the adoption of Topic 606 to have a significant impact on the Consolidated Financial Statements on a prospective basis.

In accordance with Topic 606, revenue shall be recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. The Company elected the practical expedient within Topic 606 related to sales taxes that are assessed by a governmental authority, which allows for the exclusion of sales tax from transaction price. The Company also elected the practical expedient within Topic 606 related to shipping and handling costs, which allows for shipping and handling activities occurring subsequent to the transfer of control to the customer to be accounted for as fulfillment costs rather than a promised service.

Deferred gift card revenue - Our gift card liability was $156.5 million and $179.5 million as of February 2, 2019 and February 3, 2018, respectively. During the fiscal year ended February 2, 2019, we recognized $13.6 million of gift card breakage revenue and experienced approximately $81.9 million of gift card redemptions that were included in our gift card liability as of February 3, 2018. Based on the Company's historical experience, the vast majority of gift card revenue is recognized within twelve months of deferral.

Customer loyalty program - Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. We estimate the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Our customer loyalty program liability was $32.4 million and $29.9 million as of February 2, 2019 and February 3, 2018, respectively. During the fiscal year ended February 2, 2019, we recognized approximately $27.5 million of revenue that was included in our customer loyalty program liability as of February 3, 2018. Based on the Company's customer loyalty program policies, the vast majority of program points earned are redeemed or expire within twelve months.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net sales by category - The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in thousands):

	Fiscal Year
	2018	2017	2016
Hardlines (1)	$3,632,147	$3,886,993	$3,573,562
Apparel	2,962,347	2,920,345	2,756,099
Footwear	1,719,456	1,694,590	1,529,381
Other (2)	122,620	88,544	62,939
Total net sales	$8,436,570	$8,590,472	$7,921,981

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

18. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2018 and 2017 is as follows (in thousands, except earnings per share data):

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,909,719	$2,177,488	$1,857,273	$2,492,090
Gross profit (1)	560,369	659,281	523,554	694,579
Income from operations (1)	87,332	162,527	52,866	142,009
Net income	60,085	119,397	37,827	102,555
Earnings per common share:
Basic (1)	$0.59	$1.21	$0.39	$1.09
Diluted (1)	$0.59	$1.20	$0.39	$1.07
Weighted average common shares outstanding:
Basic	101,384	98,716	96,677	94,193
Diluted	102,153	99,591	97,890	95,490

	Fiscal 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$1,825,252		$2,156,911		$1,944,187		$2,664,122
Gross profit	541,865		637,222		534,120		775,853
Income from operations	90,068		159,190		50,001		178,315
Net income (1)	58,195	(2)	112,385	(3)	36,913	(4)	115,951	(5)
Earnings per common share:
Basic (1)	$0.53		$1.04		$0.35		$1.11
Diluted	$0.52		$1.03		$0.35		$1.11
Weighted average common shares outstanding:
Basic	110,441		108,175		105,466		104,052
Diluted	111,406		108,679		105,814		104,669

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Quarterly results for fiscal year do not add to full year results due to rounding.

(2)	Included TSA conversion costs of $2.2 million.

(3)	Included receipt of a contract termination payment totaling $12.0 million and charges attributable to a corporate restructuring of $4.4 million.

(4)	Included receipt of a multi-year sales tax refund totaling $5.0 million.

(5)
Included transition costs to enhance the Company's Scorecard loyalty program of $7.2 million and costs for a litigation contingency of $4.2 million. The fourth quarter of fiscal 2017 represents a 14 week period, as fiscal 2017 included 53 weeks.

19. Subsequent Event

On February 22, 2019, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.275 per share on the Company's common stock and Class B common stock payable on March 29, 2019 to stockholders of record as of the close of business on March 15, 2019.

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
Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.4*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant's Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5a*	First Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5b*	Second Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K, File No. 001-31463, filed on March 20, 2009
10.5c*	Third Amendment to Registrant's Amended and Restated Officers' Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.6*	Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Annex A to the Registrant's Schedule 14A, File No. 001-31463, filed on April 21, 2010
10.6a*	Amendment to Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6b*	Form of Option Award entered into between Registrant and various executive officers, directors and employees under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, File No. 001-31463, filed on April 8, 2004

Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.6c*	Form of Restricted Stock Award Agreement granted under Registrant's Amended and Restated 2002 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on November 15, 2011
10.7*	Registrant's 2012 Stock and Incentive Plan (as Amended and Restated)	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 8, 2017
10.7a*	Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.7b*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.7c*	Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.7d*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant's 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.7e*	Form of 2017 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 20, 2017
10.8
Amended and Restated Credit Agreement, dated as of August 12, 2015, among Dick's Sporting Goods, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, the lenders party thereto, PNC Bank, National Association, as syndication agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and Wells Fargo Capital Finance, LLC and PNC Capital Markets, LLC, as joint lead arrangers and joint book managers
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on August 18, 2015
10.8a
Joinder, Waiver, Consent and First Amendment to the Credit Agreement, dated July 22, 2016 by and among Dick's Merchandising & Supply Chain, Inc., as the new Borrower; Dick's Sporting Goods, Inc., as Borrower; the Guarantors party thereto; Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Letter of Credit Issuer and Swing Line Lender; and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 24, 2017
10.8b
Second Amendment to the Amended and Restated Credit Agreement, dated as of August 9, 2017, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on August 15, 2017
10.8c
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
10.8d
Third Amendment to the Amended and Restated Credit Agreement, dated as of August 3, 2018, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as letter of credit issuer and swing line lender, and the lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.9	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 29, 2019 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 29, 2019 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 29, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith
32.2
Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 29, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Attached as Exhibits 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended February 2, 2019 formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC. (Registrant)

By: /s/ LEE J. BELITSKY
Lee J. Belitsky Executive Vice President – Chief Financial Officer
Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 29, 2019

/s/ LEE J. BELITSKY Lee J. Belitsky	Executive Vice President – Chief Financial Officer (principal financial and accounting officer)	March 29, 2019

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 29, 2019

/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 29, 2019

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 29, 2019

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 29, 2019

/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 29, 2019

/s/ LAUREN R. HOBART Lauren R. Hobart	Director	March 29, 2019

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 29, 2019

/s/ LARRY D. STONE Larry D. Stone	Director	March 29, 2019

/s/ ALLEN WEISS Allen Weiss	Director	March 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Dick’s Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Dick's Sporting Goods, Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, and for each of the three years in the period ended February 2, 2019, and the Company's internal control over financial reporting as of February 2, 2019, and have issued our reports thereon dated March 29, 2019; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 29, 2019

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2016
Inventory reserve	$36,622	$57,692	$(6,512)	$87,802
Allowance for doubtful accounts	2,727	4,834	(4,409)	3,152
Reserve for sales returns	7,754	449,666	(449,220)	8,200
Allowance for deferred tax assets	5,304	—	(587)	4,717
Fiscal 2017
Inventory reserve	$87,802	$20,722	$(58,723)	$49,801
Allowance for doubtful accounts	3,152	5,092	(4,756)	3,488
Reserve for sales returns	8,200	489,607	(487,396)	10,411
Allowance for deferred tax assets	4,717	—	(4,717)	—
Fiscal 2018
Inventory reserve	$49,801	$8,281	$(14,042)	$44,040
Allowance for doubtful accounts	3,488	4,721	(5,246)	2,963
Reserve for sales returns	10,411	476,692	(476,528)	10,575
Allowance for deferred tax assets	—	—	—	—