Form 10-Q
period 2019-05-04
DICKS SPORTING GOODS INC
filed 2019-05-30
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2019
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

(724) 273-3400
(Registrant's Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	DKS	The New York Stock Exchange

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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of May 24, 2019, was 67,534,311 and 24,491,123, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$1,920,677	$1,909,719
Cost of goods sold, including occupancy and distribution costs	1,356,868	1,349,350

GROSS PROFIT	563,809	560,369

Selling, general and administrative expenses	487,158	470,328
Pre-opening expenses	578	2,709

INCOME FROM OPERATIONS	76,073	87,332

Interest expense	3,081	2,656
Other (income) expense	(6,738)	886

INCOME BEFORE INCOME TAXES	79,730	83,790

Provision for income taxes	22,205	23,705

NET INCOME	$57,525	$60,085

EARNINGS PER COMMON SHARE:
Basic	$0.62	$0.59
Diluted	$0.61	$0.59

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,887	101,384
Diluted	94,388	102,153

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
NET INCOME	$57,525	$60,085
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(19)	(22)
TOTAL OTHER COMPREHENSIVE LOSS	(19)	(22)
COMPREHENSIVE INCOME	$57,506	$60,063

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,423	$113,653	$104,599
Accounts receivable, net	52,382	37,970	67,225
Income taxes receivable	4,435	6,135	4,018
Inventories, net	2,142,022	1,824,696	1,842,897
Prepaid expenses and other current assets	148,442	139,944	144,827
Total current assets	2,439,704	2,122,398	2,163,566

Property and equipment, net	1,478,910	1,565,271	1,644,388
Operating lease assets	2,484,660	—	—
Intangible assets, net	128,563	130,166	134,979
Goodwill	250,476	250,476	250,476
Other assets:
Deferred income taxes	12,858	13,243	11,842
Other	116,823	105,595	114,163
Total other assets	129,681	118,838	126,005
TOTAL ASSETS	$6,911,994	$4,187,149	$4,319,414

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$932,055	$889,908	$791,646
Accrued expenses	320,603	364,342	302,985
Operating lease liabilities	367,768	—	—
Income taxes payable	38,772	20,142	29,698
Deferred revenue and other liabilities	196,190	230,247	188,226
Total current liabilities	1,855,388	1,504,639	1,312,555
LONG-TERM LIABILITIES:
Revolving credit borrowings	369,500	—	280,100
Long-term operating lease liabilities	2,683,561	—	—
Deferred income taxes	8,073	11,776	17,190
Other long-term liabilities	169,437	766,573	811,359
Total long-term liabilities	3,230,571	778,349	1,108,649
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	668	693	754
Class B common stock	245	245	246
Additional paid-in capital	1,220,543	1,214,287	1,185,522
Retained earnings	2,478,129	2,455,192	2,262,552
Accumulated other comprehensive loss	(139)	(120)	(100)
Treasury stock, at cost	(1,873,411)	(1,766,136)	(1,550,764)
Total stockholders' equity	1,826,035	1,904,161	1,898,210
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,911,994	$4,187,149	$4,319,414

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 2, 2019	69,304,874	$693	24,541,123	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	50,000	—	(50,000)	—	—	—	—	—	—
Exercise of stock options	6,388	—	—	—	213	—	—	—	213
Restricted stock vested	520,095	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(158,021)	(1)	—	—	(5,858)	—	—	—	(5,859)
Net income	—	—	—	—	—	57,525	—	—	57,525
Stock-based compensation	—	—	—	—	11,907	—	—	—	11,907
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(19)	—	(19)
Purchase of shares for treasury	(2,968,198)	(30)	—	—	—	—	—	(107,275)	(107,305)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(26,635)	—	—	(26,635)
BALANCE, May 4, 2019	66,755,138	$668	24,491,123	$245	$1,220,543	$2,478,129	$(139)	$(1,873,411)	$1,826,035

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	119,912	1	(119,912)	(1)	—	—	—	—	—
Restricted stock vested	399,604	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(118,707)	(1)	—	—	(3,918)	—	—	—	(3,919)
Net income	—	—	—	—	—	60,085	—	—	60,085
Stock-based compensation	—	—	—	—	11,666	—	—	—	11,666
Foreign currency translation adjustment, net of taxes of $7	—	—	—	—	—	—	(22)	—	(22)
Purchase of shares for treasury	(3,338,000)	(33)	—	—	—	—	—	(107,884)	(107,917)
Cash dividend declared, $0.225 per common share	—	—	—	—	—	(23,672)	—	—	(23,672)
BALANCE, May 5, 2018	75,380,707	$754	24,590,958	$246	$1,185,522	$2,262,552	$(100)	$(1,550,764)	$1,898,210

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,525	$60,085
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and other	66,024	56,666
Deferred income taxes	(720)	1,557
Stock-based compensation	11,907	11,666
Changes in assets and liabilities:
Accounts receivable	(15,433)	(2,463)
Inventories	(317,326)	(112,332)
Prepaid expenses and other assets	(7,983)	(4,815)
Accounts payable	22,531	19,958
Accrued expenses	(43,100)	(39,322)
Income taxes payable / receivable	20,330	19,637
Deferred construction allowances	16,387	5,734
Deferred revenue and other liabilities	(32,294)	(35,470)
Net cash used in operating activities	(222,152)	(19,099)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,882)	(49,349)
Net cash used in investing activities	(46,882)	(49,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	635,300	692,800
Revolving credit repayments	(265,800)	(412,700)
Payments on other long-term debt and finance lease obligations	(1,330)	(1,333)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	213	—
Minimum tax withholding requirements	(5,859)	(3,919)
Cash paid for treasury stock	(107,305)	(107,917)
Cash dividend paid to stockholders	(27,012)	(23,728)
Increase (decrease) in bank overdraft	19,616	(71,387)
Net cash provided by financing activities	247,823	71,816
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19)	(22)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,230)	3,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,653	101,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,423	$104,599

Supplemental disclosure of cash flow information:
Accrued property and equipment	$17,520	$14,240
Cash paid for interest	$2,456	$2,045
Cash paid for income taxes	$3,219	$4,670

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores and Dick's Team Sports HQ, an all-in-one youth sports digital platform offering scheduling, communications and live scorekeeping through its GameChanger mobile apps, free league management services, custom uniforms and fan wear, and access to donations and sponsorships. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2019 as filed with the Securities and Exchange Commission on March 29, 2019. Operating results for the 13 weeks ended May 4, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020 or any other period.

Reclassifications – Certain reclassifications have been made to prior year amounts within the unaudited Consolidated Balance Sheets and Statements of Cash Flows to conform to current year presentation.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2016-02, "Leases (Topic 842)." This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842), Targeted Improvements," which affect certain aspects of the previously issued guidance. Amendments included an additional transition option that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The effective date and transition requirements for ASU 2018-10 and ASU 2018-11 are the same as ASU 2016-02.

The Company adopted these ASU’s during the first quarter of fiscal 2019 using the optional transition method. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to not reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, and not to reassess initial direct costs for any existing leases. We also elected the practical expedient related to land easements. We did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
We have lease agreements with non-lease components that relate to the lease components. We elected the practical expedient to account for non-lease components and the lease components to which they relate, as a single lease component for all classes of underlying assets. We also elected to keep short-term leases with an initial term of twelve months or less off the Balance Sheet.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of these standards resulted in recognition of lease assets and lease liabilities of $2.5 billion and $3.1 billion, respectively, as of February 3, 2019. As part of adopting the standard, pre-existing liabilities for deferred rent and various lease incentives were reclassified as a component of the lease assets. Additionally, the Company recorded an $8.0 million adjustment to opening retained earnings, primarily resulting from the impairment of lease assets recognized at adoption. The adoption of these standards did not materially affect our consolidated net income or cash flows. Refer to Note 5 to the unaudited Consolidated Financial Statements for additional information.

2.  Earnings Per Common Share

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net income	$57,525	$60,085

Weighted average common shares outstanding - basic	92,887	101,384
Dilutive effect of stock-based awards	1,501	769
Weighted average common shares outstanding - diluted	94,388	102,153

Earnings per common share - basic	$0.62	$0.59
Earnings per common share - diluted	$0.61	$0.59

Anti-dilutive stock-based awards excluded from diluted calculation	3,190	4,572

3.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of May 4, 2019 and February 2, 2019 are set forth in the table below (in thousands):

	Level 1
Description	May 4, 2019	February 2, 2019
Assets:
Deferred compensation plan assets held in trust (1)	$90,041	$77,324
Total assets	$90,041	$77,324

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both May 4, 2019 and February 2, 2019.

The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.

4. Revenue Recognition

Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer. Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for corresponding goods or services. Substantially all of the Company's sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales is recognized at the point of sale, net of sales tax. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue. The Company has elected to treat shipping and handling activities occurring subsequent to the transfer of control to the customer to be accounted for as fulfillment costs. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.

Deferred gift card revenue - Revenue from gift cards and returned merchandise credits (collectively the "cards") is deferred and recognized upon the redemption of the cards. Our gift card liability was $134.2 million and $156.5 million as of May 4, 2019 and February 2, 2019, respectively. During the 13 weeks ended May 4, 2019 and May 5, 2018, we recognized $1.9 million and $1.4 million of gift card breakage revenue, respectively, and experienced approximately $40.5 million and $41.4 million of gift card redemptions that were included in our gift card liability as of February 2, 2019 and February 3, 2018, respectively. Based on the Company's historical experience, the vast majority of gift card revenue is recognized within twelve months of deferral.

Customer loyalty program - Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. We estimate the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Our customer loyalty program liability was $29.4 million and $32.4 million, as of May 4, 2019 and February 2, 2019, respectively. During the 13 weeks ended May 4, 2019 and May 5, 2018, we recognized approximately $15.1 million and $17.9 million, respectively, of revenue that was included in our customer loyalty program liability as of February 2, 2019 and February 3, 2018, respectively. Based on the Company's customer loyalty program policies, the vast majority of program points earned are redeemed or expire within twelve months.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Sales by Category - The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in thousands):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Hardlines (1)	$874,659	$897,475
Apparel	573,069	551,169
Footwear	429,457	420,835
Other (2)	43,492	40,240
Total net sales	$1,920,677	$1,909,719

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

5. Leases
The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2033. Initial lease terms are generally for 10 to 15 years and most store leases contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
We determine whether a contract is or contains a lease at contract inception. Beginning in fiscal 2019, operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of remaining fixed lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made and includes lease incentives and incurred initial direct costs. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred and may include certain index-based changes in rent and other non-fixed payments for services provided by the lessor. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Additionally, our leases do not contain any material residual guarantees or material restrictive covenants.
The components of lease cost for the quarter ended May 4, 2019 were as follows (in thousands):

Operating lease cost	$148,039
Short-term lease cost	1,193
Variable lease cost	29,826
Sublease income	(817)
Total lease cost	$178,241

Other information related to operating leases for the quarter ended May 4, 2019 was as follows (dollars in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$163,872
Non-cash right-of-use assets obtained in exchange for operating lease obligations	$49,428
Weighted average remaining lease term for operating leases	7.03 years
Weighted average discount rate for operating leases	6.75%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future maturities of operating lease liabilities as of May 4, 2019 are as follows (in thousands):

Fiscal Year
2019 (excluding the three-month period ended May 4, 2019)	$493,333
2020	634,230
2021	599,555
2022	541,888
2023	462,758
2024	365,741
Thereafter	751,392
Total future undiscounted lease payments	3,848,897
Less imputed interest	(797,568)
Total reported lease liability	$3,051,329

As of May 4, 2019, we have entered into operating leases of approximately $142 million that have not yet commenced, primarily related to future store locations.

Disclosures related to periods prior to adoption of Leases (Topic 842)

Future minimum payments determined under the previous accounting standards for operating lease obligations, including committed leases that had not yet commenced, as of February 2, 2019, were as follows (in thousands):

Fiscal Year
2019	$655,516
2020	619,189
2021	558,633
2022	475,830
2023	392,826
Thereafter	1,033,034
Total	$3,735,028

Rent expense under these operating leases totaled $132.2 million for the 13 weeks ended, May 5, 2018.

6.  Subsequent Event

On May 24, 2019, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.275 per share on the Company's common stock and Class B common stock payable on June 28, 2019 to stockholders of record as of the close of business on June 14, 2019.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, current expectations; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and eCommerce platform, investments in our eCommerce fulfillment network, improvements in the customer experience in both stores and online, and inventory investments in key growth categories; the operation of our eCommerce platform; projections of our future profitability and results of operation; plans to open new stores and remodel existing stores; investments in our teammates and their productivity; eliminating non-essential expenses to fund our future strategic investments; the hunt industry remaining under significant pressure; removing hunt merchandise from 125 stores; increasing freight expenses; the effect of changes in corporate income tax laws and tariffs; capital expenditures; plans to return capital to stockholders through dividends or share repurchases; and borrowings under our credit facility.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2019 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:

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

The foregoing and additional risk factors are described in more detail in Item 1A. "Risk Factors" of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 2, 2019, filed on March 29, 2019. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores and Dick's Team Sports HQ. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability include the growth in its number of stores and selling square footage, the continued integration of eCommerce with brick and mortar stores, growth in consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. The Company has grown from 566 Dick's Sporting Goods stores as of May 3, 2014 to 727 Dick's Sporting Goods stores as of May 4, 2019. The Company has reduced its rate of new store growth and intends to continue this strategy over the next few years in an effort to leverage the significant flexibility within its existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

In recent years, the Company transitioned to an insourced eCommerce platform, and has continued to innovate its eCommerce websites and applications with customer experience enhancements, new releases of its mobile and tablet apps, and the development of omni-channel capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns. The Company's eCommerce sales penetration to total net sales has increased from approximately 7% to approximately 13% for the year-to-date periods ended May 3, 2014 and May 4, 2019, respectively. Approximately 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

The retail industry as a whole is dynamic, and the sporting goods category has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Vendors have broadened their distribution into department stores and family footwear channels while continuing to grow their direct to consumer business. Weak customer demand for firearms and other hunting merchandise across the industry has resulted in slower growth. We have responded to these challenges by focusing on driving profitable sales, emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity. We have made strategic investments in our supply chain, digital capabilities, customer experience, private brands and teammates to support these efforts. We are also focused on increasing productivity and eliminating non-essential expenses to fund our future strategic investments.

Effective May 10, 2019, tariff rates on certain products imported from China increased from 10% to 25%. We believe that we will be able to mitigate the impact of this increase through sourcing, merchandising, and pricing actions and do not believe this increase will have a material, adverse impact on our net income for fiscal 2019.

As we look to the future, we are focused on continuing to invest in our business to meet the changing needs of our athletes and increasing their level of engagement with the Company. We plan to further enhance the store experience by optimizing our merchandise assortment, reallocating floor space to regionally relevant and growing merchandise categories and making our stores more experiential. Our primary areas of investment during fiscal 2019 will be to 1) enhance the athlete experience in our stores; 2) improve our eCommerce fulfillment capabilities and 3) implement technology solutions that improve the athlete experience and our teammates’ productivity. We plan to continue to focus on increasing productivity across the business to help fund these investments.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. Our critical accounting policies and estimates did not change materially during the quarter ended May 4, 2019, except for the adoption of ASU 2016-02, "Leases (Topic 842)", on February 3, 2019.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $0.61 in the current quarter increased 3.4% compared to earnings per diluted share of $0.59 during the first quarter of 2018. Net income in the current quarter totaled $57.5 million compared to $60.1 million during the first quarter of 2018.

▪
Net income in the current quarter included $5.6 million, net of tax, or $0.06 per diluted share, of a non-cash asset impairment charge and an increase to net income of $4.7 million, net of tax, or $0.05 per diluted share, resulting from the settlement of a litigation contingency previously accrued during fiscal 2017.

▪	Net sales increased 0.6% to $1,920.7 million in the current quarter from $1,909.7 million during the first quarter of 2018.

▪	Consolidated same store sales were flat, which included an increase of approximately 15% in eCommerce sales.

▪	eCommerce sales penetration increased to approximately 13% of total net sales during the current quarter compared to approximately 11% of total net sales during the first quarter of 2018.

▪	In the first quarter of 2019, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.275 per share on the Company's common stock and Class B common stock.

▪	Repurchased 3.0 million shares of common stock for a total of $107.3 million under the currently authorized share repurchase program.

▪	The following table summarizes store openings and closings for the periods indicated:

	13 Weeks Ended May 4, 2019			13 Weeks Ended May 5, 2018
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	729	129	858	716	129	845
Q1 New stores	—	1	1	8	—	8
Closed stores	2	—	2	—	—	—
Ending stores	727	130	857	724	129	853

Relocated stores	1	—	1	2	—	2

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

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2018-2019 (A)
	13 Weeks Ended
	May 4, 2019 (A)	May 5, 2018 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.65	70.66	(1)
Gross profit	29.35	29.34	1
Selling, general and administrative expenses (3)	25.36	24.63	73
Pre-opening expenses (4)	0.03	0.14	(11)
Income from operations	3.96	4.57	(61)
Interest expense	0.16	0.14	2
Other (income) expense	(0.35)	0.05	(40)
Income before income taxes	4.15	4.39	(24)
Provision for income taxes	1.16	1.24	(8)
Net income	3.00%	3.15%	(15)

Other Data:
Consolidated same store sales decrease	—%	(0.9%)
Number of stores at end of period (5)	857	853
Total square feet at end of period (5)	42,176,411	42,091,412

(A)	Column does not add due to rounding.

(1)
Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the "cards") is deferred and recognized upon the redemption of the cards. The cards have no expiration date.

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

13 Weeks Ended May 4, 2019 Compared to the 13 Weeks Ended May 5, 2018

Net Sales

Net sales increased 0.6% in the current quarter to $1,920.7 million from $1,909.7 million for the quarter ended May 5, 2018, due primarily to the growth of our store network. Consolidated same store sales were flat, which included an increase of approximately 15% in eCommerce sales. eCommerce sales penetration increased to approximately 13% of total net sales during the current quarter compared to approximately 11% of total net sales during the quarter ended May 5, 2018.

Our flat consolidated same store sales were driven by gains in athletic and outdoor apparel and footwear categories, offset by a decline in the hunt category. We believe that our firearms policy changes have contributed to a continuing decline in our hunt business, and the broader hunt industry also remains challenged. We continue to evaluate our strategy for the hunt business and remain on track to remove hunt merchandise from approximately 125 Dick's Sporting Goods stores where the category under-performs and is less relevant in the local market, and utilize this space for categories that are under-served based on the needs of that particular market. Consolidated same store sales results for the current quarter reflected a decrease in transactions of approximately 1.0%, partially offset by an increase in sales per transaction of 1.0%.

Income from Operations

Income from operations decreased to $76.1 million in the current quarter from $87.3 million for the quarter ended May 5, 2018.

Gross profit increased 0.6% to $563.8 million in the current quarter from $560.4 million for the quarter ended May 5, 2018, and increased as a percentage of net sales by 1 basis point compared to the same period last year. This slight improvement was driven by merchandise margins, which increased 20 basis points primarily driven by fewer promotions and favorable merchandise mix, as our hunt business has traditionally had significantly lower merchandise margin rates compared to other categories, and lower occupancy expense as a percent of net sales. These benefits were largely offset by higher freight and eCommerce shipping and fulfillment costs. Occupancy costs decreased $0.9 million in the current quarter from the quarter ended May 5, 2018. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate.

Selling, general and administrative expenses increased 3.6% to $487.2 million in the current quarter from $470.3 million for the quarter ended May 5, 2018, and increased as a percentage of net sales by 73 basis points. The quarter ended May 4, 2019 included $7.6 million for a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value and $6.6 million of expenses associated with changes in the Company's deferred compensation plan investment values, for which the corresponding investment income was recognized in other income. These expenses were offset by a $6.4 million settlement of a previously accrued litigation contingency. The remaining increase was driven by investments in our growth initiatives to support our long-term strategy.

Pre-opening expenses decreased to $0.6 million in the current quarter from $2.7 million for the quarter ended May 5, 2018. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened one new store in the current quarter compared to eight new stores during the quarter ended May 5, 2018.

Other (Income) Expense

Other income totaled $6.7 million in the current quarter compared to $0.9 million of expense for the quarter ended May 5, 2018. The Company recognizes investment income / expense to reflect changes in its deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $6.6 million in the current quarter compared to an investment loss totaling $1.0 million for the quarter ended May 5, 2018, primarily driven by an overall improvement in the equity markets, which impacted its deferred compensation plan investment values.

Income Taxes

The Company's effective tax rate decreased to 27.9% for the current quarter from 28.3% for the quarter ended May 5, 2018.

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

Liquidity information for the periods ended (dollars in thousands):

	May 4, 2019	May 5, 2018
Funds drawn on Credit Facility	$635,300	$692,800
Number of business days with outstanding balance on Credit Facility	62 days	64 days
Maximum daily amount outstanding under Credit Facility	$369,500	$280,100

Liquidity information as of the periods ended (dollars in thousands):

	May 4, 2019	May 5, 2018
Outstanding borrowings under Credit Facility	$369,500	$280,100
Cash and cash equivalents	$92,423	$104,599
Remaining borrowing capacity under Credit Facility	$864,369	$953,769
Outstanding letters of credit under Credit Facility	$16,131	$16,131

The Company intends to allocate capital to invest in its future growth, specifically growing and remodeling its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.

Capital expenditures – We expect fiscal 2019 capital expenditures to be approximately $230 million on a gross basis and approximately $200 million on a net basis, which includes tenant allowances provided by landlords. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. We reduced our new stores growth rate in fiscal 2019 to seven new Dick's Sporting Goods stores, which represents a significant reduction from fiscal 2018. Approximately two-thirds of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal. The Company also plans to continue to invest in improving its eCommerce fulfillment network and corporate information technology capabilities.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 13 weeks ended May 4, 2019, the Company repurchased 3.0 million shares of its common stock for $107.3 million, and as of May 4, 2019 has approximately $326.1 million remaining under its current authorization that extends through 2021. During the first three weeks of the second quarter, the Company repurchased additional shares of its common stock for a total cost of $78.5 million. As of May 24, 2019, the Company has approximately $248 million remaining under its authorization. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 13 weeks ended May 4, 2019, the Company paid $27.0 million of dividends to its stockholders. On May 24, 2019, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.275 per share of common stock and Class B common stock payable on June 28, 2019 to stockholders of record as of the close of business on June 14, 2019. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

The Company believes cash flows generated by operations and funds available under its Credit Facility will be sufficient to satisfy capital requirements through 2019, including planned inventory investments in key growth categories, capital expenditures, share repurchases, and quarterly dividend payments to its stockholders. The Company may require additional funding should the Company pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.

Changes in cash and cash equivalents are as follows (in thousands):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net cash used in operating activities	$(222,152)	$(19,099)
Net cash used in investing activities	(46,882)	(49,349)
Net cash provided by financing activities	247,823	71,816
Effect of exchange rate changes on cash and cash equivalents	(19)	(22)
Net (decrease) increase in cash and cash equivalents	$(21,230)	$3,346

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

Cash used in operating activities increased $203.1 million for the 13 weeks ended May 4, 2019 compared to the same period last year due primarily to the following:

•
Changes in inventory levels at the end of the current fiscal period decreased operating cash flows by $205.0 million compared to the same period last year, primarily due to strategic investments in key growth categories.

•
Changes in accounts receivable at the end of the current fiscal period decreased operating cash flows by $13.0 million compared to the same period last year, primarily due to the timing of collections for vendor receivables year-over-year.

•
Changes in deferred construction allowances at the end of the current fiscal period increased operating cash flows by $10.7 million compared to the same period last year, primarily due to year-over-year changes in the timing and amount of payments received for self-developed stores.

Investing Activities

Cash used in investing activities decreased $2.5 million for the 13 weeks ended May 4, 2019 compared to the same period last year, due to a decrease in gross capital expenditures. The decrease in gross capital expenditures was primarily driven by the reduction in our new store growth rate in the current period and the construction of our fifth distribution facility during the same period last year, offset by higher store enhancements and technology investments in the current year.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash provided by financing activities for the 13 weeks ended May 4, 2019 totaled $247.8 million compared to $71.8 million for the comparable period of the prior year. The Company had higher net Credit Facility borrowings during the 13 weeks ended May 4, 2019 compared to the same period last year, for inventory investments in key categories.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of May 4, 2019 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with generally accepted accounting principles. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Contractual Obligations and Other Commercial Commitments

The Company is party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of the Company's contractual obligations and other commercial commitments as of February 2, 2019, see the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019. During the current quarter, there were no material changes with respect to these contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

During the first quarter of fiscal 2019, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 4, 2019.

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

ITEM 1A.  RISK FACTORS

Except as identified below, there have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019. The discussion of risk factors sets forth the material risks that could affect the Company's financial condition and operations.

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

General trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect. Existing tariffs were increased in June 2019, and additional tariffs have been proposed. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations. The new tariffs and our efforts to mitigate the impact of such tariffs may have a material adverse effect on our results of operations, including sales and profitability.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
February 3, 2019 to March 2, 2019	290	$35.25	—	$433,448,032
March 3, 2019 to April 6, 2019	2,262,310	$35.51	2,105,217	$358,935,462
April 7, 2019 to May 4, 2019	863,619	$38.00	862,981	$326,143,665
Total	3,126,219	$36.20	2,968,198

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)	Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 30, 2019 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 30, 2019 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of May 30, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 30, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 30, 2019 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)