Form 10-Q
period 2019-08-03
DICK'S SPORTING GOODS, INC.
filed 2019-08-29
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2019
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

345 Court Street, Coraopolis, PA 15108
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
Yes ☐ No ☑

The number of shares of common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, outstanding as of August 23, 2019, was 65,887,606 and 24,491,123, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(Amounts in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$2,259,212	$2,177,488	$4,179,889	$4,087,207
Cost of goods sold, including occupancy and distribution costs	1,582,141	1,518,207	2,939,009	2,867,557

GROSS PROFIT	677,071	659,281	1,240,880	1,219,650

Selling, general and administrative expenses	521,072	495,325	1,008,230	965,653
Pre-opening expenses	996	1,429	1,574	4,138

INCOME FROM OPERATIONS	155,003	162,527	231,076	249,859

Interest expense	5,550	3,050	8,631	5,706
Other income	(1,582)	(2,187)	(8,320)	(1,301)

INCOME BEFORE INCOME TAXES	151,035	161,664	230,765	245,454

Provision for income taxes	38,501	42,267	60,706	65,972

NET INCOME	$112,534	$119,397	$170,059	$179,482

EARNINGS PER COMMON SHARE:
Basic	$1.28	$1.21	$1.88	$1.79
Diluted	$1.26	$1.20	$1.85	$1.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,080	98,716	90,483	100,050
Diluted	89,400	99,591	91,894	100,872

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
NET INCOME	$112,534	$119,397	$170,059	$179,482
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	17	(20)	(2)	(42)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	17	(20)	(2)	(42)
COMPREHENSIVE INCOME	$112,551	$119,377	$170,057	$179,440

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in thousands)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,733	$113,653	$124,270
Accounts receivable, net	64,096	37,970	63,977
Income taxes receivable	4,389	6,135	3,578
Inventories, net	2,136,797	1,824,696	1,795,794
Prepaid expenses and other current assets	144,002	139,944	137,323
Total current assets	2,466,017	2,122,398	2,124,942

Property and equipment, net	1,479,855	1,565,271	1,611,532
Operating lease assets	2,454,929	—	—
Intangible assets, net	127,079	130,166	133,373
Goodwill	250,476	250,476	250,476
Other assets:
Deferred income taxes	14,600	13,243	10,894
Other	122,259	105,595	113,941
Total other assets	136,859	118,838	124,835
TOTAL ASSETS	$6,915,215	$4,187,149	$4,245,158

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$906,721	$889,908	$835,098
Accrued expenses	391,555	364,342	349,701
Operating lease liabilities	410,477	—	—
Income taxes payable	21,490	20,142	21,568
Deferred revenue and other liabilities	195,148	230,247	182,364
Total current liabilities	1,925,391	1,504,639	1,388,731
LONG-TERM LIABILITIES:
Revolving credit borrowings	441,500	—	108,400
Long-term operating lease liabilities	2,604,897	—	—
Deferred income taxes	5,926	11,776	19,102
Other long-term liabilities	172,415	766,573	797,699
Total long-term liabilities	3,224,738	778,349	925,201
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	623	693	732
Class B common stock	245	245	245
Additional paid-in capital	1,231,325	1,214,287	1,195,875
Retained earnings	2,565,700	2,455,192	2,359,024
Accumulated other comprehensive loss	(122)	(120)	(120)
Treasury stock, at cost	(2,032,685)	(1,766,136)	(1,624,530)
Total stockholders' equity	1,765,086	1,904,161	1,931,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,915,215	$4,187,149	$4,245,158

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 2, 2019	69,304,874	$693	24,541,123	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	50,000	—	(50,000)	—	—	—	—	—	—
Exercise of stock options	6,388	—	—	—	213	—	—	—	213
Restricted stock vested	520,095	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(158,021)	(1)	—	—	(5,858)	—	—	—	(5,859)
Net income	—	—	—	—	—	57,525	—	—	57,525
Stock-based compensation	—	—	—	—	11,907	—	—	—	11,907
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(19)	—	(19)
Purchase of shares for treasury	(2,968,198)	(30)	—	—	—	—	—	(107,275)	(107,305)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(26,635)	—	—	(26,635)
BALANCE, May 4, 2019	66,755,138	$668	24,491,123	$245	$1,220,543	$2,478,129	$(139)	$(1,873,411)	$1,826,035
Exercise of stock options	2,001	—	—	—	60	—	—	—	60
Restricted stock vested	20,920	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(6,809)	—	—	—	(453)	—	—	—	(453)
Net income	—	—	—	—	—	112,534	—	—	112,534
Stock-based compensation	—	—	—	—	11,175	—	—	—	11,175
Foreign currency translation adjustment, net of taxes of ($5)	—	—	—	—	—	—	17	—	17
Purchase of shares for treasury	(4,485,903)	(45)	—	—	—	—	—	(159,274)	(159,319)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(24,963)	—	—	(24,963)
BALANCE, August 3, 2019	62,285,347	$623	24,491,123	$245	$1,231,325	$2,565,700	$(122)	$(2,032,685)	$1,765,086

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (Continued)
(Dollars in thousands)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	119,912	1	(119,912)	(1)	—	—	—	—	—
Restricted stock vested	399,604	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(118,707)	(1)	—	—	(3,918)	—	—	—	(3,919)
Net income	—	—	—	—	—	60,085	—	—	60,085
Stock-based compensation	—	—	—	—	11,666	—	—	—	11,666
Foreign currency translation adjustment, net of taxes of $7	—	—	—	—	—	—	(22)	—	(22)
Purchase of shares for treasury	(3,338,000)	(33)	—	—	—	—	—	(107,884)	(107,917)
Cash dividend declared, $0.225 per common share	—	—	—	—	—	(23,672)	—	—	(23,672)
BALANCE, May 5, 2018	75,380,707	$754	24,590,958	$246	$1,185,522	$2,262,552	$(100)	$(1,550,764)	$1,898,210
Exchange of Class B common stock for common stock	49,835	1	(49,835)	(1)	—	—	—	—	—
Restricted stock vested	8,398	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(2,437)	—	—	—	(87)	—	—	—	(87)
Net income	—	—	—	—	—	119,397	—	—	119,397
Stock-based compensation	—	—	—	—	10,440	—	—	—	10,440
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(20)	—	(20)
Purchase of shares for treasury	(2,218,200)	(23)	—	—	—	—	—	(73,766)	(73,789)
Cash dividend declared, $0.225 per common share	—	—	—	—	—	(22,925)	—	—	(22,925)
BALANCE, August 4, 2018	73,218,303	$732	24,541,123	$245	$1,195,875	$2,359,024	$(120)	$(1,624,530)	$1,931,226

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	26 Weeks Ended
	August 3, 2019	August 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,059	$179,482
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and other	128,711	120,525
Deferred income taxes	(4,609)	4,417
Stock-based compensation	23,082	22,106
Changes in assets and liabilities:
Accounts receivable	(26,859)	(7,315)
Inventories	(312,101)	(65,229)
Prepaid expenses and other assets	(5,169)	10,447
Accounts payable	(10,550)	62,357
Accrued expenses	17,909	9,556
Income taxes payable / receivable	3,094	11,947
Deferred construction allowances	21,961	13,146
Deferred revenue and other liabilities	(32,752)	(45,550)
Net cash (used in) provided by operating activities	(27,224)	315,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(110,992)	(96,515)
Deposits and purchases of other assets	(1,000)	—
Net cash used in investing activities	(111,992)	(96,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,185,850	1,162,800
Revolving credit repayments	(744,350)	(1,054,400)
Payments on other long-term debt and finance lease obligations	(2,644)	(2,629)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	273	—
Minimum tax withholding requirements	(6,312)	(4,006)
Cash paid for treasury stock	(266,624)	(181,706)
Cash dividends paid to stockholders	(51,258)	(46,040)
Increase (decrease) in bank overdraft	27,363	(70,334)
Net cash provided by (used in) financing activities	142,298	(196,315)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2)	(42)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,080	23,017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,653	101,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,733	$124,270

Supplemental disclosure of cash flow information:
Accrued property and equipment	$28,255	$14,402
Cash paid for interest	$7,865	$5,064
Cash paid for income taxes	$62,780	$53,056

See accompanying notes to unaudited consolidated financial statements.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Dick's Sporting Goods, Inc. (together with its subsidiaries, referred to as "the Company", "we", "us" and "our" unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to "year" is to the Company's fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2019 as filed with the Securities and Exchange Commission on March 29, 2019. Operating results for the 13 and 26 weeks ended August 3, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020 or any other period.

Reclassifications – Certain reclassifications have been made to prior year amounts within the unaudited Consolidated Balance Sheets and Statements of Cash Flows to conform to current year presentation.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This update requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018, with early application permitted. A modified retrospective approach is required. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842), Targeted Improvements," which affect certain aspects of the previously issued guidance. Amendments included an additional transition option that allowed entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The effective date and transition requirements for ASU 2018-10 and ASU 2018-11 are the same as ASU 2016-02.

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
We have lease agreements with non-lease components that relate to the lease components. We elected the practical expedient to account for non-lease components and the lease components to which they relate, as a single lease component for all classes of underlying assets. We also elected to keep short-term leases with an initial term of twelve months or less off the Consolidated Balance Sheet.

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

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$112,534	$119,397	$170,059	$179,482

Weighted average common shares outstanding - basic	88,080	98,716	90,483	100,050
Dilutive effect of stock-based awards	1,320	875	1,411	822
Weighted average common shares outstanding - diluted	89,400	99,591	91,894	100,872

Earnings per common share - basic	$1.28	$1.21	$1.88	$1.79
Earnings per common share - diluted	$1.26	$1.20	$1.85	$1.78

Anti-dilutive stock-based awards excluded from diluted calculation	3,201	3,379	3,195	3,976

3.  Fair Value Measurements

Accounting Standard Codification ("ASC") 820, "Fair Value Measurement and Disclosures", outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets measured at fair value on a recurring basis as of August 3, 2019 and February 2, 2019 are set forth in the table below (in thousands):

	Level 1
Description	August 3, 2019	February 2, 2019
Assets:
Deferred compensation plan assets held in trust (1)	$93,174	$77,324
Total assets	$93,174	$77,324

(1)	Consists of investments in various mutual funds made by eligible individuals as part of the Company's deferred compensation plans.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both August 3, 2019 and February 2, 2019.

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

Deferred gift card revenue - Revenue from gift cards and returned merchandise credits (collectively the "cards") is deferred and recognized upon the redemption of the cards. Our gift card liability was $126.6 million and $156.5 million as of August 3, 2019 and February 2, 2019, respectively. During the 26 weeks ended August 3, 2019 and August 4, 2018, we recognized $4.3 million and $3.5 million of gift card breakage revenue, respectively, and experienced approximately $61.5 million and $62.2 million of gift card redemptions that were included in our gift card liability as of February 2, 2019 and February 3, 2018, respectively. Based on the Company's historical experience, the vast majority of gift card revenue is recognized within twelve months of deferral.

Customer loyalty program - Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. We estimate the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Our customer loyalty program liability was $30.7 million and $32.4 million, as of August 3, 2019 and February 2, 2019, respectively. During the 26 weeks ended August 3, 2019 and August 4, 2018, we recognized approximately $20.8 million and $23.6 million, respectively, of revenue that was included in our customer loyalty program liability as of February 2, 2019 and February 3, 2018, respectively. Based on the Company's customer loyalty program policies, the vast majority of program points earned are redeemed or expire within twelve months.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Sales by Category - The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Hardlines (1)	$1,091,149	$1,073,727	$1,965,808	$1,971,134
Apparel	679,785	641,393	1,252,854	1,192,543
Footwear	451,880	433,275	881,337	854,096
Other (2)	36,398	29,093	79,890	69,434
Total net sales	$2,259,212	$2,177,488	$4,179,889	$4,087,207

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company's non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

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
The components of lease cost for the 13 and 26 weeks ended August 3, 2019 were as follows (in thousands):

	13 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 3, 2019
Operating lease cost	$147,231	$295,271
Short-term lease cost	1,812	3,004
Variable lease cost	29,604	59,430
Sublease income	(812)	(1,629)
Total lease cost	$177,835	$356,076

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental cash flow information related to operating leases for the 26 weeks ended August 3, 2019 is as follows (dollars in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$327,912
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$140,381

Supplemental balance sheet information related to operating leases as of August 3, 2019, is as follows:

Weighted average remaining lease term for operating leases	6.94 years
Weighted average discount rate for operating leases	6.72%

Future maturities of operating lease liabilities as of August 3, 2019 are as follows (in thousands):

Fiscal Year
2019 (excluding the six-month period ended August 3, 2019)	$328,494
2020	648,378
2021	614,395
2022	555,764
2023	475,857
2024	379,591
Thereafter	778,697
Total future undiscounted lease payments	3,781,176
Less imputed interest	(765,802)
Total reported lease liability	$3,015,374

As of August 3, 2019, we have entered into operating leases of approximately $142.5 million that have not yet commenced, primarily related to future store locations.

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

Rent expense under these operating leases totaled $132.4 million and $264.7 million for the 13 and 26 weeks ended, August 4, 2018, respectively.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Debt

Revolving Credit Facility – On June 28, 2019, the Company amended its existing $1.25 billion senior secured revolving credit facility to increase the facility to $1.6 billion, including up to $150 million in the form of letters of credit, and extended the maturity date to June 28, 2024 (the "Credit Facility"). The Credit Facility allows the Company, subject to the satisfaction of certain conditions, to request an increase of up to $500 million in borrowing availability subject to existing or new lenders agreeing to provide such additional revolving commitments.

The Credit Facility is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company's domestic subsidiaries.

The annual interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the borrowing availability of the Company.

The Credit Facility contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Facility also contains certain covenants that could, within specific predefined circumstances, limit the Company's ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company's assets. Other than in certain limited conditions, the Company is permitted under the Credit Facility to continue to pay dividends and repurchase shares pursuant to its stock repurchase program.

7.  Subsequent Events

On August 19, 2019, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.275 per share on the Company's common stock and Class B common stock payable on September 27, 2019 to stockholders of record as of the close of business on September 13, 2019.

On August 22, 2019, the Company sold two of its technology subsidiaries, Blue Sombrero and Affinity Sports, to Stack Sports for $45 million. As part of the sale, the Company also entered into a long-term strategic partnership agreement where we will serve as the official retailer of Stack Sports. Stack Sports has no affiliation with Edward W. Stack, the Company's Chairman and Chief Executive Officer. The Company expects to record a pre-tax gain from the sale in the third fiscal quarter of 2019.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as "believe", "anticipate", "expect", "estimate", "predict", "intend", "plan", "project", "goal", "will", "will be", "will continue", "will result", "could", "may", "might" or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, current expectations; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and eCommerce platform, investments in our eCommerce fulfillment network, improvements in the customer experience in both stores and online, and inventory investments in key growth categories; projections of our future profitability and results of operation; plans to open new stores and remodel existing stores; investments in our teammates and their productivity; eliminating non-essential expenses to fund our future strategic investments; the hunt industry remaining under significant pressure; the effect of changes in corporate income tax laws and tariffs; capital expenditures; the impact of the sale of Blue Sombrero and Affinity Sports; plans to return capital to stockholders through dividends or share repurchases; and borrowings under our credit facility.

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

•	Our ability to manage the impact of new tariffs or increased rates on existing tariffs;

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

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings, including product liability and product recalls, specialty concept stores, and GameChanger;

▪	The results of the strategic review of our hunt business, including Field & Stream;

▪	Disruptions or other problems with our information systems;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, tax, foreign trade, labor, data protection and privacy;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Our ability to protect the reputation of our Company and our brands;

▪	Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Wage increases, which could adversely affect our financial results;

▪	Disruption at our supply chain facilities or customer support center;

▪	Poor performance of professional sports teams, professional team lockouts or strikes, or retirement, serious injury or scandal involving key athletes;

▪	Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of Dick's Sporting Goods stores;

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

OVERVIEW

The Company is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to "year" is to the Company's fiscal year.

The primary factors that have historically influenced the Company's profitability include the growth in its number of stores and selling square footage, the continued integration of eCommerce with brick and mortar stores, growth in consolidated same store sales, which include the Company's eCommerce business, and its strong gross profit margins. The Company has grown from 574 Dick's Sporting Goods stores as of August 2, 2014 to 727 Dick's Sporting Goods stores as of August 3, 2019. The Company has reduced its rate of new store growth and intends to continue this strategy over the next few years in an effort to leverage the significant flexibility within its existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

In recent years, the Company has transitioned to an insourced eCommerce platform, allowing for continued innovation of its eCommerce websites and applications with customer experience enhancements, new releases of its mobile and tablet apps, and the development of omni-channel capabilities that integrate the Company's online presence with its brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-faceted marketing campaigns. The Company's eCommerce sales penetration to total net sales has increased from approximately 7% to approximately 12% for the year-to-date periods ended August 2, 2014 and August 3, 2019, respectively. Approximately 80% of the Company's eCommerce sales are generated within brick and mortar store trade areas.

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

Effective May 10, 2019, tariff rates on certain products imported from China increased from 10% to 25%. Also, a 10% tariff rate on substantially all remaining Chinese imports is scheduled to go into effect on September 1, 2019 and December 15, 2019. We have incorporated the anticipated impact of the tariff changes announced as of August 22, 2019 into our financial expectations for fiscal 2019. We are assessing the impact of new and increased tariff rates and other potential limitations on our ability to do business in China that were announced after August 22, 2019.

As we look to the future, we are focused on continuing to invest in our business to meet the changing needs of our athletes and increasing their level of engagement with the Company. We plan to further enhance the store experience by optimizing our merchandise assortment, reallocating floor space to regionally relevant and growing merchandise categories and making our stores more experiential. Our primary areas of investment during fiscal 2019 continue to be 1) enhancing the athlete experience in our stores; 2) improving our eCommerce fulfillment capabilities and 3) implementing technology solutions that improve the athlete experience and our teammates’ productivity. We also plan to continue to focus on increasing productivity across the business to help fund these investments.

On August 22, 2019, the Company sold two of its technology subsidiaries, Blue Sombrero and Affinity Sports, to Stack Sports for $45 million. Stack Sports has no affiliation with Edward W. Stack, the Company's Chairman and Chief Executive Officer. The Company expects to record a pre-tax gain from the sale in the third fiscal quarter of 2019. As part of the sale, the Company also entered into a long-term strategic partnership agreement where we will serve as the official retailer of Stack Sports. This transaction will allow the Company to continue to serve young athletes and their families, without owning and operating the underlying registration and league management platform.

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

CRITICAL ACCOUNTING POLICIES

As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019, the Company considers its policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements. Other than the adoption of ASU 2016-02, "Leases (Topic 842)", on February 3, 2019 as discussed in Note 1 of our unaudited Consolidated Financial Statements, there were no significant changes to our critical accounting policies.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA

Executive Summary

▪
Earnings per diluted share of $1.26 in the current quarter increased 5.0% compared to earnings per diluted share of $1.20 during the second quarter of 2018. Net income in the current quarter totaled $112.5 million compared to $119.4 million during the second quarter of 2018.

▪	Net sales increased 3.8% to $2,259.2 million in the current quarter from $2,177.5 million during the second quarter of 2018.

▪	Consolidated same store sales increased 3.2%, which included an increase of approximately 21% in eCommerce sales.

▪	eCommerce sales penetration increased to approximately 12% of total net sales during the current quarter compared to approximately 11% of total net sales during the second quarter of 2018.

▪	In the second quarter of 2019, the Company:

▪	Declared and paid a quarterly cash dividend in the amount of $0.275 per share on the Company's common stock and Class B common stock.

▪
Repurchased 4.5 million shares of common stock for a total of $159.3 million under the Company's previously announced five-year $1 billion share repurchase program and authorized a new share repurchase program of up to $1 billion of the Company's common stock over the next five years.

▪	Amended its existing credit facility to increase lender commitments from $1.25 billion to $1.6 billion, extend the maturity date to June 28, 2024 and provide for a $500 million accordion feature.

▪	The following table summarizes store openings and closings for the periods indicated:

	26 Weeks Ended August 3, 2019			26 Weeks Ended August 4, 2018
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	729	129	858	716	129	845
Q1 New stores	—	1	1	8	—	8
Q2 New stores	2	—	2	5	—	5
Closed stores	4	—	4	—	—	—
Ending stores	727	130	857	729	129	858

Relocated stores	1	—	1	3	—	3

(1)
Includes the Company's Golf Galaxy and Field & Stream stores. In some markets, we operate Dick's Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a "combo store" and include combo store openings within both the Dick's Sporting Goods and specialty concept store reconciliations, as applicable.

The following tables present for the periods indicated selected items in the unaudited Consolidated Statements of Income as a percentage of the Company's net sales, as well as the basis point change in the percentage of net sales from the prior year's period. In addition, other data is provided to facilitate a further understanding of our business. These tables should be read in conjunction with Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2018-2019 (A)
	13 Weeks Ended
	August 3, 2019 (A)	August 4, 2018
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.03	69.72	31
Gross profit	29.97	30.28	(31)
Selling, general and administrative expenses (3)	23.06	22.75	31
Pre-opening expenses (4)	0.04	0.07	(3)
Income from operations	6.86	7.46	(60)
Interest expense	0.25	0.14	11
Other income	(0.07)	(0.10)	3
Income before income taxes	6.69	7.42	(73)
Provision for income taxes	1.70	1.94	(24)
Net income	4.98%	5.48%	(50)

Other Data:
Consolidated same store sales increase (decrease)	3.2%	(1.9%)
Number of stores at end of period (5)	857	858
Total square feet at end of period (5)	42,195,720	42,348,124

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2018-2019 (A)
	26 Weeks Ended
	August 3, 2019	August 4, 2018 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.31	70.16	15
Gross profit	29.69	29.84	(15)
Selling, general and administrative expenses (3)	24.12	23.63	49
Pre-opening expenses (4)	0.04	0.10	(6)
Income from operations	5.53	6.11	(58)
Interest expense	0.21	0.14	7
Other income	(0.20)	(0.03)	(17)
Income before income taxes	5.52	6.01	(49)
Provision for income taxes	1.45	1.61	(16)
Net income	4.07%	4.39%	(32)

Other Data:
Consolidated same store sales increase (decrease)	1.7%	(1.4%)
Number of stores at end of period (5)	857	858
Total square feet at end of period (5)	42,195,720	42,348,124

(A)	Column does not add due to rounding.

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

(5)	Includes Dick's Sporting Goods, Golf Galaxy, and Field & Stream stores.

13 Weeks Ended August 3, 2019 Compared to the 13 Weeks Ended August 4, 2018

Net Sales

Net sales increased 3.8% in the current quarter to $2,259.2 million from $2,177.5 million for the quarter ended August 4, 2018, due primarily to a 3.2% increase in consolidated same store sales. The 3.2% increase in consolidated same store sales increased net sales for the quarter ended August 3, 2019 by $68.9 million. The remaining $12.8 million increase in the Company's sales is primarily attributable to new stores. The 3.2% increase in consolidated same store sales included an increase of approximately 21% in eCommerce sales. eCommerce sales penetration increased to approximately 12% of total net sales during the current quarter compared to approximately 11% of total net sales during the quarter ended August 4, 2018.

The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, partially offset by a continued decline in the hunt category. Although the broader hunt industry also remains challenged, we believe that our firearms policy changes have contributed to a continuing decline in our hunt business. We are continuing to evaluate our strategy for the hunt business, including Field & Stream. As part of the initial steps of this review, we removed hunt category merchandise from approximately 125 Dick's Sporting Goods stores during the current quarter, where the category underperformed and was less relevant in the local market. We reallocated space in these stores to a more compelling localized assortment of categories and products in an effort to drive growth. Consolidated same store sales results for the current quarter reflected an increase in transactions of approximately 1.1% and an increase in sales per transaction of 2.1%.

Income from Operations

Income from operations decreased to $155.0 million in the current quarter from $162.5 million for the quarter ended August 4, 2018.

Gross profit increased 2.7% to $677.1 million in the current quarter from $659.3 million for the quarter ended August 4, 2018, but decreased as a percentage of net sales by 31 basis points compared to the same period last year. This decline was driven by a 65 basis point decline in merchandise margins, which were influenced by the clearance of hunt merchandise from the 125 stores that were reset, coupled with the sell-through of inventory that is being replaced by a new private brand. In addition, eCommerce shipping fulfillment costs increased as a result of the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. These costs were partially offset by occupancy leverage of 41 basis points in the current quarter. Occupancy costs increased $0.5 million in the current quarter from the quarter ended August 4, 2018. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate.

Selling, general and administrative expenses increased 5.2% to $521.1 million in the current quarter from $495.3 million for the quarter ended August 4, 2018, and increased as a percentage of net sales by 31 basis points. The increase was primarily driven by strategic growth investments and higher store payroll from wage inflation.

Pre-opening expenses decreased to $1.0 million in the current quarter from $1.4 million for the quarter ended August 4, 2018. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened two new stores in the current quarter compared to five new stores during the quarter ended August 4, 2018.

Other Income

Other income totaled $1.6 million in the current quarter compared to $2.2 million for the quarter ended August 4, 2018. The Company recognizes investment income / expense to reflect changes in its deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $1.5 million in the current quarter compared to investment income totaling $2.1 million for the quarter ended August 4, 2018, primarily driven by an overall decline in the equity markets, which impacted its deferred compensation plan investment values.

Income Taxes

The Company's effective tax rate decreased to 25.5% for the current quarter from 26.1% for the quarter ended August 4, 2018.

26 Weeks Ended August 3, 2019 Compared to the 26 Weeks Ended August 4, 2018

Net Sales

Net sales increased 2.3% in the current period to $4,179.9 million from $4,087.2 million for the period ended August 4, 2018, due primarily to a 1.7% increase in consolidated same store sales. The 1.7% increase in consolidated same store sales increased net sales for the period ended August 3, 2019 by $68.5 million. The remaining $24.2 million increase in the Company's sales is primarily attributable to new stores. The 1.7% increase in consolidated same store sales included an increase of approximately 18% in eCommerce sales. eCommerce sales penetration increased to approximately 12% of total net sales during the current period compared to approximately 11% of total net sales during the period ended August 4, 2018.

The increase in consolidated same store sales was driven by gains in the athletic and outdoor apparel, footwear, and team sports categories, slightly offset by a continued decline in the hunt category. Although the broader hunt industry also remains challenged, we believe that our firearms policy changes have contributed to a continuing decline in our hunt business. We are continuing to evaluate our strategy for the hunt business, including Field & Stream. As part of the initial steps of this review, we removed hunt category merchandise from approximately 125 Dick's Sporting Goods stores during the current quarter, where the category underperformed and was less relevant in the local market. We reallocated space in these stores to a more compelling localized assortment of categories and products in an effort to drive growth. Consolidated same store sales results for the current period reflect an increase in transactions of approximately 0.1% and an increase in sales per transaction of 1.6%.

Income from Operations

Income from operations decreased to $231.1 million in the current period from $249.9 million for the period ended August 4, 2018.

Gross profit increased 1.7% to $1,240.9 million for the current period from $1,219.7 million for the period ended August 4, 2018, and decreased as a percentage of net sales by 15 basis points compared to the same period last year. This decline was driven by a 26 basis point decline in merchandise margins, which were influenced by the clearance of hunt merchandise from the 125 stores that were reset, coupled with the sell-through of inventory that is being replaced by a new private brand. In addition, eCommerce shipping fulfillment costs increased as a result of the growth and increased penetration of eCommerce sales as compared to the Company's total net sales. These costs were partially offset by occupancy leverage of 29 basis points in the current period. Occupancy costs decreased $0.4 million in the current period from the period ended August 4, 2018. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate.

Selling, general and administrative expenses increased 4.4% to $1,008.2 million in the current period from $965.7 million for the period ended August 4, 2018, and increased as a percentage of net sales by 49 basis points. The period ended August 3, 2019 included $7.6 million for a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value and $8.1 million of expenses associated with changes in the Company's deferred compensation plan investment values, for which the corresponding investment income was recognized in other income. These expenses were offset by a $6.4 million settlement of a previously accrued litigation contingency. The increase was primarily driven by strategic growth investments and higher store payroll from wage inflation.

Pre-opening expenses decreased to $1.6 million in the current period from $4.1 million for the period ended August 4, 2018. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. We opened three new stores in the current period compared to 13 new stores during the period ended August 4, 2018.

Other Income

Other income totaled $8.3 million in the current period compared to $1.3 million for the period ended August 4, 2018. The Company recognizes investment income / expense to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative costs for the same amount. The Company recognized investment income totaling $8.1 million in the current period compared to investment income of $1.1 million for the period ended August 4, 2018, primarily driven by overall improvement in the equity markets, which impacted the deferred compensation plan investment values.

Income Taxes

The Company's effective tax rate decreased to 26.3% for the current period from 26.9% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Overview

The Company has a $1.6 billion senior secured revolving credit facility (the "Credit Facility"), including up to $150 million in the form of letters of credit. Under the Credit Facility, which is further described within Note 6 to the unaudited Consolidated Financial Statements, subject to satisfaction of certain conditions, the Company may request an increase of up to $500 million in additional borrowing availability.

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

Liquidity information for the periods ended (dollars in thousands):

	August 3, 2019	August 4, 2018
Funds drawn on Credit Facility	$1,185,850	$1,162,800
Number of business days with outstanding balance on Credit Facility	125 days	127 days
Maximum daily amount outstanding under Credit Facility	$561,200	$324,100

Liquidity information as of the periods ended (dollars in thousands):

	August 3, 2019	August 4, 2018
Outstanding borrowings under Credit Facility	$441,500	$108,400
Cash and cash equivalents	$116,733	$124,270
Remaining borrowing capacity under Credit Facility	$1,142,369	$1,125,469
Outstanding letters of credit under Credit Facility	$16,131	$16,131

The Company intends to allocate capital to invest in its future growth, specifically growing and remodeling its store network and eCommerce business together to deliver an omni-channel shopping experience, as well as other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.

Capital expenditures – We expect fiscal 2019 capital expenditures to be approximately $230 million on a gross basis and approximately $200 million on a net basis, which includes tenant allowances provided by landlords. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. We reduced our new stores growth rate in fiscal 2019 to an anticipated eight new Dick's Sporting Goods stores, which represents a significant reduction from fiscal 2018. Approximately two-thirds of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years. We plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal. The Company also plans to continue to invest in improving its eCommerce fulfillment network and corporate information technology capabilities.

Share repurchases – On March 16, 2016, the Company's Board of Directors authorized a five-year share repurchase program of up to $1 billion of the Company's common stock. During the 26 weeks ended August 3, 2019, the Company repurchased approximately 7.5 million shares of its common stock for $266.6 million. Under the 2016 program, we have repurchased $833.2 million of common stock and have $166.8 million remaining under this authorization. On June 12, 2019, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. The Company intends to repurchase shares from time-to-time to offset dilution and also may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends – During the 26 weeks ended August 3, 2019, the Company paid $51.3 million of dividends to its stockholders. On August 19, 2019, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.275 per share of common stock and Class B common stock payable on September 27, 2019 to stockholders of record as of the close of business on September 13, 2019. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors, and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

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

Changes in cash and cash equivalents are as follows (in thousands):

	26 Weeks Ended
	August 3, 2019	August 4, 2018
Net cash (used in) provided by operating activities	$(27,224)	$315,889
Net cash used in investing activities	(111,992)	(96,515)
Net cash provided by (used in) financing activities	142,298	(196,315)
Effect of exchange rate changes on cash and cash equivalents	(2)	(42)
Net increase in cash and cash equivalents	$3,080	$23,017

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

Cash used in operating activities increased $343.1 million for the 26 weeks ended August 3, 2019 compared to the same period last year due primarily to the following:

•
Changes in inventory levels and accounts payable at the end of the current fiscal period decreased operating cash flows by $319.8 million compared to the same period last year, primarily due to strategic investments in key growth categories including footwear, apparel, baseball and golf.

•
Changes in accounts receivable at the end of the current fiscal period decreased operating cash flows by $19.5 million compared to the same period last year, primarily due to the timing of collections for vendor receivables year-over-year.

Investing Activities

Cash used in investing activities increased $15.5 million for the 26 weeks ended August 3, 2019 compared to the same period last year, due to an increase in gross capital expenditures. The increase in gross capital expenditures was primarily driven by additional store enhancements and technology investments in the current year.

Financing Activities

Financing activities consist primarily of the Company's capital return initiatives, including its share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash provided by financing activities for the 26 weeks ended August 3, 2019 totaled $142.3 million compared to cash used in financing activities of $196.3 million for the comparable period of the prior year. The Company had higher net Credit Facility borrowings during the 26 weeks ended August 3, 2019 compared to the same period last year, to fund strategic inventory investments in key categories.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements as of August 3, 2019 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with its third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. The Company has excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. The Company does not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the second quarter of fiscal 2019, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 3, 2019.

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

The escalating trade tensions between the U.S. and China, including the imposition of new and increased tariffs on goods imported from China, could have a negative impact on our sales and profitability.
The escalating trade tensions between the U.S. and China has resulted in both countries imposing tariffs on billions of dollars of each other’s goods. If these events continue or further action is taken to limit trade between the two countries, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations any of which could have a material adverse effect on our results of operations, including sales and profitability.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
May 5, 2019 to June 1, 2019	3,242,971	$35.95	3,241,220	$209,783,842
June 2, 2019 to July 6, 2019	1,070,231	$34.31	1,065,593	$1,173,232,992
July 7, 2019 to August 3, 2019	181,261	$35.76	179,090	$1,166,824,641
Total	4,494,463	$35.55	4,485,903

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)
Shares repurchased as part of the Company's previously announced five-year $1 billion share repurchase program authorized by the Board of Directors on March 16, 2016. On June 12, 2019, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of the Company's common stock. The 2016 program will remain available for purchases until it is exhausted or expires.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Form of 2019 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant's 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2019

10.2
Fourth Amendment to the Amended and Restated Credit Agreement (including conformed copy of the Credit Agreement as Annex A thereto), dated as of June 28, 2019, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto.

Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-31463, filed on July 3, 2019

31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 29, 2019 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 29, 2019 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 29, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 29, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 29, 2019 on its behalf by the undersigned, thereunto duly authorized.

DICK'S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)