Form 10-Q
period 2019-11-02
DICK'S SPORTING GOODS, INC.
filed 2019-11-26
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2019
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☑

As of November 22, 2019, Dick’s Sporting Goods, Inc. had 63,595,852 shares of common stock, par value $0.01 per share, and 24,291,123 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$1,962,204	$1,857,273	$6,142,093	$5,944,480
Cost of goods sold, including occupancy and distribution costs	1,381,562	1,333,719	4,320,571	4,201,277

GROSS PROFIT	580,642	523,554	1,821,522	1,743,203

Selling, general and administrative expenses	531,704	468,691	1,539,934	1,434,344
Pre-opening expenses	3,313	1,997	4,887	6,135

INCOME FROM OPERATIONS	45,625	52,866	276,701	302,724

Gain on sale of subsidiaries	(33,779)	—	(33,779)	—
Interest expense	4,278	2,606	12,909	8,312
Other (income) expense	(2,020)	68	(10,340)	(1,233)

INCOME BEFORE INCOME TAXES	77,146	50,192	307,911	295,645

Provision for income taxes	19,562	12,365	80,268	78,336

NET INCOME	$57,584	$37,827	$227,643	$217,309

EARNINGS PER COMMON SHARE:
Basic	$0.68	$0.39	$2.57	$2.20
Diluted	$0.66	$0.39	$2.53	$2.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	85,048	96,677	88,671	98,926
Diluted	86,601	97,890	90,130	99,878

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
NET INCOME	$57,584	$37,827	$227,643	$217,309
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	6	2	4	(40)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6	2	4	(40)
COMPREHENSIVE INCOME	$57,590	$37,829	$227,647	$217,269

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,622	$113,653	$92,103
Accounts receivable, net	70,463	37,970	57,559
Income taxes receivable	17,122	6,135	10,422
Inventories, net	2,573,250	1,824,696	2,196,777
Prepaid expenses and other current assets	128,458	139,944	138,468
Total current assets	2,876,915	2,122,398	2,495,329

Property and equipment, net	1,436,975	1,565,271	1,578,313
Operating lease assets	2,378,399	—	—
Intangible assets, net	123,855	130,166	131,763
Goodwill	245,857	250,476	250,476
Other assets:
Deferred income taxes	16,033	13,243	11,886
Other	128,965	105,595	115,991
Total other assets	144,998	118,838	127,877
TOTAL ASSETS	$7,206,999	$4,187,149	$4,583,758

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,097,564	$889,908	$1,028,234
Accrued expenses	379,774	364,342	350,737
Operating lease liabilities	417,912	—	—
Income taxes payable	2,519	20,142	2,078
Deferred revenue and other liabilities	183,876	230,247	173,032
Total current liabilities	2,081,645	1,504,639	1,554,081
LONG-TERM LIABILITIES:
Revolving credit borrowings	719,300	—	382,300
Long-term operating lease liabilities	2,509,866	—	—
Deferred income taxes	8,530	11,776	14,951
Other long-term liabilities	178,756	766,573	785,384
Total long-term liabilities	3,416,452	778,349	1,182,635
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	597	693	703
Class B common stock	243	245	245
Additional paid-in capital	1,240,864	1,214,287	1,204,293
Retained earnings	2,599,495	2,455,192	2,374,336
Accumulated other comprehensive loss	(116)	(120)	(118)
Treasury stock, at cost	(2,132,181)	(1,766,136)	(1,732,417)
Total stockholders' equity	1,708,902	1,904,161	1,847,042
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,206,999	$4,187,149	$4,583,758

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 2, 2019	69,304,874	$693	24,541,123	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	50,000	—	(50,000)	—	—	—	—	—	—
Exercise of stock options	6,388	—	—	—	213	—	—	—	213
Restricted stock vested	520,095	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(158,021)	(1)	—	—	(5,858)	—	—	—	(5,859)
Net income	—	—	—	—	—	57,525	—	—	57,525
Stock-based compensation	—	—	—	—	11,907	—	—	—	11,907
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(19)	—	(19)
Purchase of shares for treasury	(2,968,198)	(30)	—	—	—	—	—	(107,275)	(107,305)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(26,635)	—	—	(26,635)
BALANCE, May 4, 2019	66,755,138	$668	24,491,123	$245	$1,220,543	$2,478,129	$(139)	$(1,873,411)	$1,826,035
Exercise of stock options	2,001	—	—	—	60	—	—	—	60
Restricted stock vested	20,920	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(6,809)	—	—	—	(453)	—	—	—	(453)
Net income	—	—	—	—	—	112,534	—	—	112,534
Stock-based compensation	—	—	—	—	11,175	—	—	—	11,175
Foreign currency translation adjustment, net of taxes of ($5)	—	—	—	—	—	—	17	—	17
Purchase of shares for treasury	(4,485,903)	(45)	—	—	—	—	—	(159,274)	(159,319)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(24,963)	—	—	(24,963)
BALANCE, August 3, 2019	62,285,347	$623	24,491,123	$245	$1,231,325	$2,565,700	$(122)	$(2,032,685)	$1,765,086
Exchange of Class B common stock for common stock	200,000	2	(200,000)	(2)	—	—	—	—	—
Exercise of stock options	28,875	—	—	—	887	—	—	—	887
Restricted stock vested	1,055	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(232)	—	—	—	(8)	—	—	—	(8)
Net income	—	—	—	—	—	57,584	—	—	57,584
Stock-based compensation	—	—	—	—	8,660	—	—	—	8,660
Foreign currency translation adjustment, net of taxes of ($2)	—	—	—	—	—	—	6	—	6
Purchase of shares for treasury	(2,838,191)	(28)	—	—	—	—	—	(99,496)	(99,524)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(23,789)	—	—	(23,789)
BALANCE, November 2, 2019	59,676,854	$597	24,291,123	$243	$1,240,864	$2,599,495	$(116)	$(2,132,181)	$1,708,902

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Amounts in thousands, except share data)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2018	78,317,898	$783	24,710,870	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	119,912	1	(119,912)	(1)	—	—	—	—	—
Restricted stock vested	399,604	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(118,707)	(1)	—	—	(3,918)	—	—	—	(3,919)
Net income	—	—	—	—	—	60,085	—	—	60,085
Stock-based compensation	—	—	—	—	11,666	—	—	—	11,666
Foreign currency translation adjustment, net of taxes of $7	—	—	—	—	—	—	(22)	—	(22)
Purchase of shares for treasury	(3,338,000)	(33)	—	—	—	—	—	(107,884)	(107,917)
Cash dividend declared, $0.225 per common share	—	—	—	—	—	(23,672)	—	—	(23,672)
BALANCE, May 5, 2018	75,380,707	$754	24,590,958	$246	$1,185,522	$2,262,552	$(100)	$(1,550,764)	$1,898,210
Exchange of Class B common stock for common stock	49,835	1	(49,835)	(1)	—	—	—	—	—
Restricted stock vested	8,398	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(2,437)	—	—	—	(87)	—	—	—	(87)
Net income	—	—	—	—	—	119,397	—	—	119,397
Stock-based compensation	—	—	—	—	10,440	—	—	—	10,440
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(20)	—	(20)
Purchase of shares for treasury	(2,218,200)	(23)	—	—	—	—	—	(73,766)	(73,789)
Cash dividend declared, $0.225 per common share	—	—	—	—	—	(22,925)	—	—	(22,925)
BALANCE, August 4, 2018	73,218,303	$732	24,541,123	$245	$1,195,875	$2,359,024	$(120)	$(1,624,530)	$1,931,226
Restricted stock vested	124,249	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(34,574)	—	—	—	(1,258)	—	—	—	(1,258)
Net income	—	—	—	—	—	37,827	—	—	37,827
Stock-based compensation	—	—	—	—	9,677	—	—	—	9,677
Foreign currency translation adjustment, net of taxes of $0	—	—	—	—	—	—	2	—	2
Purchase of shares for treasury	(3,058,171)	(30)	—	—	—	—	—	(107,887)	(107,917)
Cash dividend declared, $0.225 per common share	—	—	—	—	—	(22,515)	—	—	(22,515)
BALANCE, November 3, 2018	70,249,807	$703	24,541,123	$245	$1,204,293	$2,374,336	$(118)	$(1,732,417)	$1,847,042

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	39 Weeks Ended
	November 2, 2019	November 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,643	$217,309
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and other	201,152	179,437
Deferred income taxes	(3,438)	(726)
Stock-based compensation	31,742	31,783
Gain on sale of subsidiaries	(33,779)	—
Changes in assets and liabilities:
Accounts receivable	(22,636)	(7,218)
Inventories	(758,016)	(466,212)
Prepaid expenses and other assets	3,822	7,950
Accounts payable	168,259	234,859
Accrued expenses	11,424	11,152
Income taxes payable / receivable	(28,610)	(14,387)
Deferred construction allowances	25,598	23,440
Deferred revenue and other liabilities	(35,936)	(56,859)
Net cash (used in) provided by operating activities	(212,775)	160,528
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(165,703)	(135,288)
Proceeds from sale of subsidiaries, net of cash sold	40,387	—
Proceeds from sale of other assets	4,103	—
Deposits and purchases of other assets	(1,000)	—
Net cash used in investing activities	(122,213)	(135,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,778,750	1,723,500
Revolving credit repayments	(1,059,450)	(1,341,200)
Payments on other long-term debt and finance lease obligations	(3,965)	(3,924)
Construction allowance receipts	—	—
Proceeds from exercise of stock options	1,160	—
Minimum tax withholding requirements	(6,320)	(5,264)
Cash paid for treasury stock	(366,148)	(289,623)
Cash dividends paid to stockholders	(74,540)	(68,139)
Increase (decrease) in bank overdraft	39,466	(49,700)
Net cash provided by (used in) financing activities	308,953	(34,350)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	(40)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,031)	(9,150)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,653	101,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,622	$92,103

Supplemental disclosure of cash flow information:
Accrued property and equipment	$22,905	$14,308
Cash paid for interest	$12,427	$7,185
Cash paid for income taxes	$112,458	$97,407

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
Dick’s Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our dedicated associates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to “year” is to the Company’s fiscal year.
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019 as filed with the Securities and Exchange Commission on March 29, 2019. Operating results for the 13 and 39 weeks ended November 2, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020 or any other period.
Reclassifications
Certain reclassifications have been made to prior year amounts within the unaudited Consolidated Balance Sheets and Statements of Cash Flows to conform to the current year presentation.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which required an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about an entity’s leasing arrangements. ASU 2016-02 was effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which affected certain aspects of the previously issued guidance. Amendments included an additional transition option that allowed entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The effective date and transition requirements for ASU 2018-10 and ASU 2018-11 are the same as ASU 2016-02.
On February 3, 2019, the Company adopted ASU 2016-02 and all related amendments using the optional transition method and elected the package of practical expedients permitted under the transition guidance within the new standard. Such election allowed the Company to not reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, and not to reassess initial direct costs for any existing leases. The Company also elected the practical expedient related to land easements. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
The Company has lease agreements with non-lease components that relate to the lease components and elected the practical expedient to account for non-lease components, and the lease components to which they relate, as a single lease component for all classes of underlying assets. The Company also elected to keep short-term leases with an initial term of 12 months or less off the Consolidated Balance Sheet.
Adoption of these standards did not materially affect our consolidated net income or cash flows, but resulted in recognition of lease assets of $2.5 billion and lease liabilities of $3.1 billion as of February 3, 2019. In connection with the adoption, pre-existing liabilities for deferred rent and various lease incentives were reclassified as a component of the lease assets. Accordingly, the Company recorded an $8.0 million adjustment to opening retained earnings, primarily resulting from the impairment of lease assets recognized at adoption. Refer to Note 5 to the unaudited Consolidated Financial Statements for additional information.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$57,584	$37,827	$227,643	$217,309

Weighted average common shares outstanding - basic	85,048	96,677	88,671	98,926
Dilutive effect of stock-based awards	1,553	1,213	1,459	952
Weighted average common shares outstanding - diluted	86,601	97,890	90,130	99,878

Earnings per common share - basic	$0.68	$0.39	$2.57	$2.20
Earnings per common share - diluted	$0.66	$0.39	$2.53	$2.18

Anti-dilutive stock-based awards excluded from diluted calculation	3,234	3,065	3,208	3,672

3.  Fair Value Measurements
Accounting Standard Codification (“ASC”) 820, Fair Value Measurement and Disclosures, outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:    Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis are set forth in the table below (in thousands):

	Level 1
	November 2, 2019	February 2, 2019
Assets:
Deferred compensation plan assets held in trust (1)	$95,799	$77,324
Total assets	$95,799	$77,324

(1) Consists of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans.
The fair value of cash and cash equivalents, accounts receivable, accounts payable, revolving credit borrowings and certain other liabilities approximated book value due to the short-term nature of these instruments at both November 2, 2019 and February 2, 2019.
The Company uses quoted prices in active markets to determine the fair value of the aforementioned assets determined to be Level 1 instruments. The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Revenue Recognition
Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer and is measured as the amount of consideration to which the Company expects to be entitled in exchange for corresponding goods or services. Substantially all of the Company’s sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales is recognized at the point of sale, net of sales tax. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. The Company has elected to treat shipping and handling activities occurring subsequent to the transfer of control to the customer to be accounted for as fulfillment costs. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.
Deferred gift card revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon the redemption of the cards. The Company’s gift card liability was $121.9 million and $156.5 million as of November 2, 2019 and February 2, 2019, respectively. During the 39 weeks ended November 2, 2019 and November 3, 2018, the Company recognized $6.5 million and $5.1 million of gift card breakage revenue, respectively, and experienced approximately $72.4 million and $72.7 million of gift card redemptions that were included in its gift card liability as of February 2, 2019 and February 3, 2018, respectively. Based on the Company’s historical experience, the vast majority of gift card revenue is recognized within 12 months of deferral.
Customer loyalty program
Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. The Company estimates the breakage of loyalty points based on historical redemption rates experienced within the loyalty program, for which the estimated liability was $27.9 million and $32.4 million, as of November 2, 2019 and February 2, 2019, respectively. During the 39 weeks ended November 2, 2019 and November 3, 2018, the Company recognized approximately $23.3 million and $26.2 million, respectively, of revenue that was included in the customer loyalty program liability as of February 2, 2019 and February 3, 2018, respectively. Based on the Company’s customer loyalty program policies, the vast majority of program points earned are redeemed or expire within 12 months.
Net Sales by Category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Hardlines (1)	$800,489	$771,109	$2,763,156	$2,742,243
Apparel	684,072	643,301	1,940,237	1,835,844
Footwear	448,616	412,758	1,329,782	1,266,854
Other (2)	29,027	30,105	108,918	99,539
Total net sales	$1,962,204	$1,857,273	$6,142,093	$5,944,480

(1)	Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.

(2)	Includes the Company’s non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Leases
The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2033. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
The Company determines whether a contract is or contains a lease at contract inception. Beginning in fiscal 2019, operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of remaining fixed lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at a lease’s commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made and includes lease incentives and incurred initial direct costs.
Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred and may include certain index-based changes in rent and other non-fixed payments for services provided by the lessor. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company’s leases do not contain any material residual guarantees or material restrictive covenants.
The components of lease cost for the 13 and 39 weeks ended November 2, 2019 were as follows (in thousands):

	13 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 2, 2019
Operating lease cost	$147,847	$443,117
Short-term lease cost	2,121	5,125
Variable lease cost	30,168	89,599
Sublease income	(1,180)	(2,809)
Total lease cost	$178,956	$535,032

Supplemental cash flow information related to operating leases for the 39 weeks ended November 2, 2019 were as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$491,487
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$174,190

Supplemental balance sheet information related to operating leases as of November 2, 2019 were as follows:

Weighted average remaining lease term for operating leases	6.78 years
Weighted average discount rate for operating leases	6.68%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future maturities of operating lease liabilities as of November 2, 2019 were as follows (in thousands):

Fiscal Year
Remainder of fiscal 2019	$164,583
2020	651,035
2021	616,415
2022	557,709
2023	477,952
2024	381,572
Thereafter	797,059
Total future undiscounted lease payments	3,646,325
Less imputed interest	(718,547)
Total reported lease liability	$2,927,778

As of November 2, 2019, the Company has entered into operating leases of approximately $148.8 million that have not yet commenced, primarily related to future store locations.
Total future minimum rentals under non-cancellable subleases at November 2, 2019 were $58.9 million.
Disclosures related to periods prior to adoption of Leases (Topic 842)
Future minimum payments determined under the previous accounting standards for operating lease obligations, including committed leases that had not yet commenced, were as follows as of February 2, 2019 (in thousands):

Fiscal Year
2019	$655,516
2020	619,189
2021	558,633
2022	475,830
2023	392,826
Thereafter	1,033,034
Total	$3,735,028

Rent expense under these operating leases totaled $133.5 million and $398.1 million for the 13 and 39 weeks ended November 3, 2018, respectively.

6. Debt
On June 28, 2019, the Company amended its existing $1.25 billion senior secured revolving credit facility to extend the maturity date to June 28, 2024 and increase the borrowing capacity to $1.6 billion, including providing for up to $150.0 million in the form of letters of credit (the “Credit Facility”). The Credit Facility allows the Company, upon the satisfaction of certain conditions, to request an increase of up to $500.0 million in borrowing availability, subject to existing or new lenders agreeing to provide such additional revolving commitments. The Credit Facility is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company’s domestic subsidiaries.
The annual interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the Company’s borrowing availability. As of November 2, 2019 and February 2, 2019, total remaining borrowing capacity, after subtracting letters of credit, was $864.6 million and $1,233.9 million, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Facility contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Facility also contains certain covenants that could, within specific predefined circumstances, limit the Company’s ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company’s assets. Other than in certain limited conditions, the Company is permitted under the Credit Facility to continue to pay dividends and repurchase shares pursuant to its stock repurchase program.

7. Sale of Subsidiaries
On August 22, 2019, the Company sold two of its technology subsidiaries, Blue Sombrero and Affinity Sports, to Stack Sports for $45.0 million, or proceeds of $40.4 million, net of cash sold. In connection with the sale, the Company entered into a long-term strategic partnership agreement pursuant to which it will serve as the official retailer of Stack Sports. Stack Sports has no affiliation with Edward W. Stack, the Company's Chairman and Chief Executive Officer. The sale resulted in a pre-tax gain of $33.8 million, which is included in gain on sale of subsidiaries in the unaudited Consolidated Statements of Income.

8.  Subsequent Event
On November 21, 2019, the Company’s Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.275 per share on the Company’s common stock and Class B common stock payable on December 31, 2019 to stockholders of record as of the close of business on December 13, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, current expectations; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and eCommerce platform, investments in our eCommerce fulfillment network and corporate information technology capabilities, improvements in the customer experience in both stores and online, and inventory investments in key growth categories; projections of our future profitability and results of operations; plans to open new stores and remodel existing stores; investments in our teammates and their productivity; eliminating non-essential expenses to fund our future strategic investments; the hunt industry remaining under significant pressure; the effect of changes in corporate income tax laws and tariffs; capital expenditures; the impact of the sale of Blue Sombrero and Affinity Sports; plans to return capital to stockholders through dividends or share repurchases; and borrowings under our credit facility.
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

•
Our vendor relationships, disruptions in our or our vendors’ supply chains, and increasing product costs, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, foreign political instability or other reasons;

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

▪	Unauthorized disclosure of sensitive or confidential customer information;

▪	Risks associated with our private brand offerings, including product liability and product recalls, specialty concept stores, and GameChanger;

▪	Disruptions or other problems with our information systems;

▪	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;

▪	Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, tax, foreign trade, labor, data protection and privacy;

▪	Litigation risks for which we may not have sufficient insurance or other coverage;

▪	Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;

▪	Our ability to protect the reputation of our Company and our brands;

▪	Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;

▪	Wage increases, which could adversely affect our financial results;

▪	Disruption at our supply chain facilities or customer support center;

▪	Poor performance of professional sports teams, professional team lockouts or strikes, or retirement, serious injury or scandal involving key athletes;

▪	Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of Dick’s Sporting Goods stores;

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
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 2, 2019, filed on March 29, 2019. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our dedicated associates, in-store services and unique specialty shop-in-shops. We also own and operate Golf Galaxy and Field & Stream stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. We offer products through a content-rich eCommerce platform that is integrated with our store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Our profitability is primarily influenced by the number of our store locations and selling square footage, the continued integration of eCommerce with brick and mortar stores, the growth in consolidated same store sales, which includes our eCommerce business, and the strength of our gross profit margins. We have grown from 597 Dick’s Sporting Goods stores as of November 1, 2014 to 733 Dick’s Sporting Goods stores as of November 2, 2019. Recently, we have reduced the rate at which we have opened new stores, and we intend to continue this strategy over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate terms as those leases come up for renewal.
In recent years, we have transitioned to an insourced eCommerce platform, allowing for continued innovation of our eCommerce websites and applications with customer experience enhancements, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-channel marketing campaigns. Our eCommerce sales penetration to total net sales has increased from approximately 7% to approximately 13% for the year-to-date periods ended

November 1, 2014 and November 2, 2019, respectively. Approximately 80% of our eCommerce sales are generated within brick and mortar store trade areas.
The retail industry as a whole is dynamic, and sporting goods retail in particular has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Vendors have broadened their distribution into department stores and family footwear channels while continuing to grow their direct to consumer business. Weak customer demand for firearms and other hunting merchandise across the industry has slowed our growth. Further, trade tensions between the U.S. and China have resulted in either new or increased tariffs on imported products. We have responded to these challenges by focusing on driving profitable sales, emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity and have made strategic investments in our supply chain, digital capabilities, customer experience, private brands and teammates to support these efforts. We are also focused on increasing productivity and eliminating non-essential expenses to fund our future strategic investments.
As we look to the future, we are determined to continue to invest in our business to meet the changing needs of our athletes and increasing their level of engagement with the Company. We plan to further enhance our store experience by optimizing our merchandise assortment, reallocating floor space to regionally relevant and growing merchandise categories and making our stores more experiential. Our primary areas of investment during fiscal 2019 continue to be 1) enhancing the athlete experience in our stores; 2) improving our eCommerce fulfillment capabilities; and 3) implementing technology solutions that improve the athlete experience and our teammates’ productivity. We also plan to continue to focus on increasing productivity across the business to help fund these investments.
We are conducting a strategic review of our hunting business, including Field & Stream. As part of our ongoing review, we removed hunt category merchandise from approximately 135 Dick's Sporting Goods stores and reallocated the space in these stores to a localized assortment of categories and products in an effort to drive growth. In addition, we exited eight Field & Stream stores in the third quarter, which were subleased to Sportsman's Warehouse, Inc.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:

▪
Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales results. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales in the “Results of Operations and Other Selected Data” section herein.

▪
Earnings before taxes and the related operating margin – Our management views earnings before taxes and operating margin as key indicators of our performance. The key drivers of earnings before taxes are same store sales, gross profit, and our ability to control selling, general and administrative expenses.

▪
Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant cash flows from operating activities in our fourth fiscal quarter in connection with the holiday selling season and sales of cold weather sporting goods and apparel. See further discussion of our cash flows in the “Liquidity and Capital Resources and Changes in Financial Condition” section herein.

▪
Quality of merchandise offerings – To measure acceptance of its merchandise offerings, we monitor sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps us manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.

▪	Store productivity – To assess store-level performance, we monitor various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019, we consider our policies on inventory valuation, vendor allowances, goodwill and intangible assets, impairment of long-lived assets and closed store reserves, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Other than the adoption of ASU 2016-02, Leases (Topic 842), on February 3, 2019 as discussed in Note 1 of our unaudited Consolidated Financial Statements, there were no significant changes to our critical accounting policies during the period ended November 2, 2019.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary

▪
Earnings per diluted share of $0.66 in the current quarter increased 69.2% compared to earnings per diluted share of $0.39 during the third quarter of 2018. Net income in the current quarter totaled $57.6 million compared to $37.8 million during the third quarter of 2018.

◦
Net income for the current quarter included a gain of $25.0 million, net of tax, or $0.29 per diluted share, related to the sale of two of our technology subsidiaries, a charge of $6.6 million, net of tax, or $0.08 per diluted share, related to our exit from eight Field & Stream stores, and a non-cash impairment charge of $5.6 million, net of tax, or $0.07 per diluted share, to reduce the carrying value of a corporate aircraft that is held for sale to its current fair market value.

•	Net sales increased 5.6% to $1,962.2 million in the current quarter from $1,857.3 million during the third quarter of 2018.

◦	Consolidated same store sales increased 6.0% from the third quarter of 2018, which included an increase of approximately 13% in eCommerce sales.

◦	eCommerce sales penetration increased to approximately 13% of total net sales during the current quarter compared to approximately 12% of total net sales during the third quarter of 2018.

•	In addition, during the current quarter we:

◦	Declared and paid a quarterly cash dividend in the amount of $0.275 per share on our common stock and Class B common stock.

◦	Repurchased 2.8 million shares of common stock for a total of $99.5 million under the five-year $1.0 billion share repurchase program that we announced on March 16, 2016.

◦	Sold two of our technology subsidiaries, Blue Sombrero and Affinity Sports, to Stack Sports for proceeds of $40.4 million, net of cash sold.

◦	Exited eight Field & Stream stores and subleased the facilities to Sportsman’s Warehouse, Inc. as part of our ongoing strategic review of our hunt business.

▪	The following table summarizes store openings and closings for the periods indicated:

	39 Weeks Ended November 2, 2019			39 Weeks Ended November 3, 2018
	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	729	129	858	716	129	845
Q1 New stores	—	1	1	8	—	8
Q2 New stores	2	—	2	5	—	5
Q3 New stores	6	1	7	6	—	6
Closed stores (2)	4	9	13	3	—	3
Ending stores	733	122	855	732	129	861

Relocated stores	3	2	5	4	1	5

(1)
Includes our Golf Galaxy and Field & Stream stores. In some markets, we operate Dick’s Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a “combo store” and include combo store openings within both the Dick’s Sporting Goods and specialty concept store reconciliations, as applicable.

(2)	Includes the exit from eight Field & Stream stores during the third quarter of 2019.

The following tables present selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the prior year period, and other data, which is provided to facilitate a further understanding of our business. These tables should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2018-2019 (A)
	13 Weeks Ended
	November 2, 2019 (A)	November 3, 2018 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.41	71.81	(140)
Gross profit	29.59	28.19	140
Selling, general and administrative expenses (3)	27.10	25.24	186
Pre-opening expenses (4)	0.17	0.11	6
Income from operations	2.33	2.85	(52)
Gain on sale of subsidiaries (5)	(1.72)	—	(172)
Interest expense	0.22	0.14	8
Other (income) expense	(0.10)	—	(10)
Income before income taxes	3.93	2.70	123
Provision for income taxes	1.00	0.67	33
Net income	2.93%	2.04%	89

Other Data:
Consolidated same store sales increase (decrease)	6.0%	(6.1%)
Number of stores at end of period (6)	855	861
Total square feet at end of period (6)	42,101,780	42,372,767

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2018-2019 (A)
	39 Weeks Ended
	November 2, 2019 (A)	November 3, 2018 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	70.34	70.68	(34)
Gross profit	29.66	29.32	34
Selling, general and administrative expenses (3)	25.07	24.13	94
Pre-opening expenses (4)	0.08	0.10	(2)
Income from operations	4.50	5.09	(59)
Gain on sale of subsidiaries (5)	(0.55)	—	(55)
Interest expense	0.21	0.14	7
Other income	(0.17)	(0.02)	(15)
Income before income taxes	5.01	4.97	4
Provision for income taxes	1.31	1.32	(1)
Net income	3.71%	3.66%	5

Other Data:
Consolidated same store sales increase (decrease)	3.1%	(3.0%)
Number of stores at end of period (6)	855	861
Total square feet at end of period (6)	42,101,780	42,372,767

(A)	Column does not add due to rounding.

(1)
Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon the redemption of the cards. The cards have no expiration date.

(2)
Cost of goods sold includes: the cost of merchandise (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost and net realizable value); freight; distribution; shipping; and store occupancy costs. We define merchandise margin as net sales less the cost of merchandise sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.

(3)
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, operating costs associated with our internal eCommerce platform, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating our Customer Support Center.

(4)
Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date we take possession of a site through the date of store opening.

(5)	Represents the gain recorded in connection with the sale of two technology subsidiaries, Blue Sombrero and Affinity Sports.

(6)	Includes Dick’s Sporting Goods, Golf Galaxy, and Field & Stream stores.

13 Weeks Ended November 2, 2019 Compared to the 13 Weeks Ended November 3, 2018

Net Sales
Net sales increased 5.6% in the current quarter to $1,962.2 million from $1,857.3 million for the quarter ended November 3, 2018, due primarily to a $108.1 million, or 6.0%, increase in consolidated same store sales. This increase was partially offset by a $3.2 million decrease resulting from the closure of eight Field & Stream stores, partially offset by net sales from new stores. The 6.0% increase in consolidated same store sales included a 3.3% increase in transactions and a 2.7% increase in sales per transaction and reflected an increase of approximately 13% in eCommerce sales. eCommerce sales penetration increased to approximately 13% of total net sales during the current quarter compared to approximately 12% of total net sales during the prior year quarter.
The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, which was partially offset by a continued decline in the hunt category. Our removal of hunt category merchandise from approximately 135 Dick’s Sporting Goods stores beginning in late 2018 contributed to the decline in the category during the quarter. However, we reallocated space in these stores to a more compelling localized assortment of categories and products.
Income from Operations
Income from operations decreased to $45.6 million in the current quarter from $52.9 million for the quarter ended November 3, 2018 for the reasons described below.
Gross profit increased 10.9% to $580.6 million in the current quarter from $523.6 million for the quarter ended November 3, 2018 and increased as a percentage of net sales by 140 basis points due primarily to occupancy leverage and improved merchandise margins, partially offset by higher eCommerce shipping fulfillment costs. Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs decreased $2.3 million in the current quarter compared to the quarter ended November 3, 2018 and increased gross profit by 87 basis points. Merchandise margins increased 60 basis points, primarily driven by fewer promotions and a favorable sales mix, which was impacted in part by our hunt business traditionally having significantly lower merchandise margin rates compared to other categories. These improvements in gross profit were partially offset by an increase in eCommerce shipping fulfillment costs incurred in connection with the opening of two new dedicated fulfillment centers.
Selling, general and administrative expenses increased 13.4% to $531.7 million in the current quarter from $468.7 million for the quarter ended November 3, 2018 and increased 186 basis points as a percentage of net sales. The current quarter included an $8.9 million pre-tax charge associated with our exit from eight Field & Stream stores and a $7.6 million non-cash fixed asset impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Apart from the enumerated items, selling, general and administrative expenses increased by 102 basis points compared to the prior year quarter, which was driven primarily by higher incentive compensation expense.
Pre-opening expenses increased to $3.3 million in the current quarter from $2.0 million for the quarter ended November 3, 2018. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened seven new stores in the current quarter compared to six new stores during the quarter ended November 3, 2018.
Gain on Sale of Subsidiaries
In August 2019, we completed the sale of Blue Sombrero and Affinity Sports to Stack Sports for net proceeds of $40.4 million. In connection with the sale we recognized a pre-tax gain of $33.8 million. Refer to Note 7 to the unaudited Consolidated Financial Statements for additional information.
Other Income
Other income totaled $2.0 million in the current quarter compared to approximately $0.1 million in expense in the prior year quarter. Substantially all of the change is related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate increased to 25.4% for the current quarter from 24.6% for the quarter ended November 3, 2018.

39 Weeks Ended November 2, 2019 Compared to the 39 Weeks Ended November 3, 2018
Net Sales
Net sales increased 3.3% in the current period to $6,142.1 million from $5,944.5 million for the period ended November 3, 2018, due primarily to a $176.0 million, or 3.1%, increase in consolidated same store sales. The remaining $21.6 million sales increase was primarily attributable to new stores, partially offset by store closures. The 3.1% increase in consolidated same store sales included a 1.2 % increase in transactions and a 1.9% increase in sales per transaction and reflected an increase of approximately 16% in eCommerce sales. eCommerce sales penetration increased to approximately 13% of total net sales during the current year to date period compared to approximately 11% of total net sales during the prior year period. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, but was partially offset by a continued decline in the hunt category.
Income from Operations
Income from operations decreased to $276.7 million in the current period from $302.7 million for the period ended November 3, 2018 for the reasons described below.
Gross profit increased 4.5% to $1,821.5 million for the current period from $1,743.2 million for the period ended November 3, 2018 and increased as a percentage of net sales by 34 basis points due primarily to occupancy leverage, which was partially offset by eCommerce shipping fulfillment costs. Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs decreased $2.7 million in the current period from the period ended November 3, 2018 and increased gross profit by 47 basis points. This improvement was partially offset by an increase in eCommerce shipping fulfillment costs resulting from growth and increased penetration of eCommerce sales as compared to our total net sales and costs incurred in opening two new dedicated fulfillment centers.
Selling, general and administrative expenses increased 7.4% to $1,539.9 million in the current period from $1,434.3 million for the period ended November 3, 2018, and increased as a percentage of net sales by 94 basis points. The current period included a $15.3 million non-cash fixed asset impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value, an $8.9 million pre-tax charge associated with our exit from eight Field & Stream stores and a $9.1 million expense associated with changes in our deferred compensation plan investment values, for which the corresponding investment income was recognized in other income. These expenses were offset by a $6.4 million favorable settlement of a previously accrued litigation contingency. Apart from the enumerated items, selling, general and administrative expenses increased by 65 basis points compared to the prior year period, which was driven primarily by higher incentive compensation expenses, wage inflation in store payroll expense and strategic growth investments.
Pre-opening expenses decreased to $4.9 million in the current period from $6.1 million for the period ended November 3, 2018. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. We opened ten new stores in the current period compared to 19 new stores during the prior year period.
Gain on Sale of Subsidiaries
In August 2019, we completed the sale of Blue Sombrero and Affinity Sports to Stack Sports for net proceeds of $40.4 million. In connection with the sale we recognized a pre-tax gain of $33.8 million. Refer to Note 7 to the unaudited Consolidated Financial Statements for additional information.
Other Income
Other income totaled $10.3 million in the current period compared to $1.2 million for the period ended November 3, 2018. Substantially all of the change is related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate decreased to 26.1% for the current period from 26.5% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a $1.6 billion senior secured revolving credit facility (the “Credit Facility”), which includes up to $150 million in the form of letters of credit. Under the Credit Facility, which is further described within Note 6 to the unaudited Consolidated Financial Statements, subject to satisfaction of certain conditions, we may request an increase of up to $500 million in additional borrowing availability.
Our liquidity and capital needs have generally been met by net cash provided by operating activities and supplemented by borrowings under the Credit Facility as seasonally necessary. We generally utilize our Credit Facility for working capital needs based primarily on the seasonal nature of our operating cash flows. Historically, our peak borrowing level has occurred early in the fourth quarter as we increase inventory in advance of the holiday selling season.
Liquidity information for the periods ended:

(in thousands)	November 2, 2019	November 3, 2018
Funds drawn on Credit Facility	$1,778,750	$1,723,500
Number of business days with outstanding balance on Credit Facility	188 days	190 days
Maximum daily amount outstanding under Credit Facility	$719,300	$382,300

Liquidity information as of the following dates:

(in thousands)	November 2, 2019	November 3, 2018
Outstanding borrowings under Credit Facility	$719,300	$382,300
Cash and cash equivalents	$87,622	$92,103
Remaining borrowing capacity under Credit Facility	$864,569	$851,569
Outstanding letters of credit under Credit Facility	$16,131	$16,131

We intend to allocate capital to invest in future growth, specifically growing and remodeling our store network and eCommerce business to deliver an omni-channel shopping experience, as well as other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.
Capital expenditures
We anticipate that fiscal 2019 capital expenditures will approximate $230 million on a gross basis and $200 million on a net basis, which includes tenant allowances provided by landlords. Normal capital requirements primarily relate to the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology. Approximately two-thirds of our Dick’s Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal. We also anticipate further improvements to our eCommerce fulfillment network and corporate information technology capabilities through additional investment.
Share repurchases
On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1 billion of our common stock. During the 39 weeks ended November 2, 2019, we repurchased approximately 10.3 million shares of our common stock for $366.1 million. Under the 2016 program, we have repurchased $932.7 million of common stock and have $67.3 million remaining under this authorization.
On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of our common stock. We intend to repurchase shares from time-to-time to offset dilution and may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends
During the 39 weeks ended November 2, 2019, we paid $74.5 million of dividends to our stockholders. On November 21, 2019, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.275 per share of common stock and Class B common stock payable on December 31, 2019 to stockholders of record as of the close of business on December 13, 2019. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
We believe cash flows generated by operations and funds available under our Credit Facility will be sufficient to satisfy capital requirements over the next 12 months, including planned inventory investments in key growth categories, capital expenditures, share repurchases, and quarterly dividend payments to our stockholders. We may require additional funding should we pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.
Cash Flows
Changes in cash and cash equivalents are as follows:

	39 Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018
Net cash (used in) provided by operating activities	$(212,775)	$160,528
Net cash used in investing activities	(122,213)	(135,288)
Net cash provided by (used in) financing activities	308,953	(34,350)
Effect of exchange rate changes on cash and cash equivalents	4	(40)
Net decrease in cash and cash equivalents	$(26,031)	$(9,150)
Operating Activities
Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes and stock-based compensation expense, as well as gains and losses related to the disposal of assets or subsidiaries. Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable and income taxes payable or receivable, as well as other working capital changes.
Cash flows from operating activities decreased $373.3 million for the 39 weeks ended November 2, 2019 compared to the same period last year due primarily to changes in inventory levels and accounts payable at the end of the current fiscal period, which decreased operating cash flows by $358.4 million. These changes were primarily due to strategic investments in key growth categories including footwear, apparel, baseball and golf. In addition, changes in accounts receivable at the end of the current fiscal period decreased operating cash flows by $15.4 million compared to the same period last year, primarily due to the timing of collections for vendor receivables year-over-year.
Investing Activities
Cash used in investing activities decreased $13.1 million for the 39 weeks ended November 2, 2019 compared to the prior year period. The current period receipt of $40.4 million of proceeds from our sale of two technology subsidiaries was partially offset by a $30.4 million increase in gross capital expenditures relating to store enhancements and technology investments. See Note 7 to the unaudited Consolidated Financial Statements.
Financing Activities
Financing activities consist primarily of capital return initiatives, including our share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. The primary reason for the increase in cash provided by financing activities compared to the prior year period was an increase in funds drawn on our Credit Facility, which funded strategic inventory investments in key categories.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of November 2, 2019 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
Contractual Obligations and Other Commercial Commitments
We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of February 2, 2019, see our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019. During the current quarter, there were no material changes with respect to these contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures from those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019.

ITEM 4.  CONTROLS AND PROCEDURES
During the third quarter of fiscal 2019, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, November 2, 2019.
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

ITEM 1A.  RISK FACTORS

Except as identified below, there have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019. The discussion of risk factors sets forth the material risks that could affect the Company’s financial condition and operations.

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
A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties, quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers’ sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of “most favored nation” status with the U.S., shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties. Furthermore, we could face significantly higher U.S. income and similar taxes with respect to sales of products purchased from foreign suppliers if the U.S. were to adopt a system of taxation, such as a border adjustment tax, under which the cost of imported products was not deductible in determining such products’ tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us.
If any of these or other factors were to cause a disruption of trade from the countries in which our vendors’ supplies or our private brand products’ manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.
Reference is also made to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
August 4, 2019 to August 31, 2019	1,407,100	$33.41	1,407,100	$1,119,807,896
September 1, 2019 to October 5, 2019	1,132,412	$36.19	1,132,180	$1,078,829,226
October 6, 2019 to November 2, 2019	298,911	$38.57	298,911	$1,067,300,614
Total	2,838,423	$35.07	2,838,191

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(b)
Shares repurchased as part of our previously announced five-year $1.0 billion share repurchase program authorized by the Board of Directors on March 16, 2016. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock. The 2016 program will remain available for purchases until it is exhausted or expires after which time we may repurchase shares under the 2019 program.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 26, 2019 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 26, 2019 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 26, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith

32.2
Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 26, 2019 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 26, 2019 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)