Form 10-K
period 2020-02-01
DICK'S SPORTING GOODS, INC.
filed 2020-03-20
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,104,495,467 as of August 2, 2019 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for August 2, 2019.
As of March 16, 2020, DICK’S Sporting Goods, Inc. had 62,647,471 shares of common stock, par value $0.01 per share, and 24,291,123 shares of Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2020 (the “2020 Proxy Statement”).

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the anticipated impact to consumer demand and our supply chain due to the spread of the coronavirus (COVID-19); investments to enhance our store experience, to improve our eCommerce fulfillment capabilities, and to implement technology solutions that improve the athlete experience and our teammates’ productivity; the continued improvements to the functionality and performance of our own eCommerce platform, including faster and more reliable delivery, faster and more convenient checkout, improved page responsiveness, new content development, and localized website experiences; plans to invest in the growth and marketing of our private brand business; plans to eliminate non-essential expenses to fund strategic investments; plans to reduce our store growth rate and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; plans to remove hunt merchandise from approximately 440 additional DICK’S Sporting Goods stores and replace with merchandise that is more relevant to the local market; the potential impact of the continuation of the promotional environment in retail, broadened distribution channels of key vendors, and weak customer demand for firearms and other hunting merchandise across the industry; attracting and retaining knowledgeable and skilled teammates; projections of our future profitability; the effect of new or changes in existing tariffs; capital expenditures; anticipated store openings and relocations; plans to return capital to stockholders through dividends or share repurchases; and our future results of operation and financial condition.
Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Item 1A of this Form 10-K). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Annual Report on Form 10-K are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by the securities laws.

PART I

ITEM 1.  BUSINESS

General
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through its dedicated teammates, in-store services and unique specialty shop-in-shops. We also own and operate Golf Galaxy and Field & Stream stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. In addition, we offer our products through a content-rich eCommerce platform that is integrated with our store network and provides customers with the convenience and expertise of a 24-hour storefront.
We were founded in 1948 when Richard “Dick” Stack, the father of Edward W. Stack, our Chairman and Chief Executive Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. Our vision is to be the best sports company in the world; our mission is to create an environment where passionate and skilled teammates thrive, to create and build leading brands that serve and inspire athletes, to make a lasting impression on communities through sport and to deliver shareholder value through growth and relentless improvement. Our common purpose is to create confidence and excitement by personally equipping all athletes to achieve their dreams.

We were incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. In November 1997, we reincorporated as a Delaware corporation and in April 1999 we changed our name to DICK’S Sporting Goods, Inc. Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at dicks.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on our website, free of charge, copies of our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to the Company’s fiscal year.
Business Strategy
The key elements of our business strategy are:
Focus on Our Athletes
Our first priority is to put our customers, whom we refer to as athletes, at the center of everything that we do. We believe that our mindset and our culture must ensure that every decision we make, whether in our stores or at our corporate headquarters, which we refer to as our Customer Support Center (“CSC”), improves the athlete’s experience. We will continue to make investments related to merchandise presentation, space optimization and technology solutions designed to enhance the in-store and eCommerce experience for our athletes as well as teammate productivity.
Our marketing program is designed to build loyalty for the DICK’S Sporting Goods brand while promoting our broad assortment of brand name sporting goods equipment, apparel and footwear in a specialty store environment. Our historical marketing strategy consisted largely of newspaper advertising supplemented by direct mail and seasonal use of local and national television and radio. While we continue to market through these traditional channels, we have more recently developed brand-building marketing campaigns focused on building passion and loyalty to the DICK’S Sporting Goods brand and have shifted our advertising focus toward digital marketing and personalization. We continue to leverage our extensive and expanding customer relationship marketing database from our ScoreCard Rewards program and to grow our community presence through the sponsorship of thousands of teams and leagues at the local level.
We continue to offer our Best Price Guarantee as a promise to our athletes that if they find a lower price than ours, we will match it. We also continue to enhance our ScoreCard loyalty program to make it more rewarding to our athletes. At the end of fiscal 2017, we discontinued our practice of expiring accrued ScoreCard points at year-end and moved to a rolling 12-month expiration policy. Additionally, in October 2019 we launched ScoreCard Gold, an enhancement to our loyalty program targeting our top-tier athletes. The benefits of ScoreCard Gold include more ways to earn ScoreCard points and member-only benefits, including early access to sales and product launches. We believe that our ongoing changes and enhancements to our ScoreCard loyalty program will reduce frustration among our athletes, provide us an opportunity to drive athletes back to us after they earn points by shopping with us and drive deeper levels of engagement with our most loyal athletes.
Authentic Sporting Goods Retailer
Our history as a retailer of high-quality authentic athletic equipment, apparel and footwear provides our core foundation, which is intended to enhance our athletes’ performance and enjoyment of athletic pursuits, rather than focusing our merchandise selection on the latest fashion trend or style. We believe our athletes seek genuine, deep product offerings, and that ultimately this merchandising approach positions us with advantages in the market, which we believe will continue to benefit from new product offerings with enhanced technological features.
Our objective is not only to carry leading brands, but also to carry a full range of products within each category, including premium items for the sports enthusiast. We believe that the breadth of our product selections in each category of sporting goods offers our athletes a wide range of good, better and best price points and enables us to address the needs of sporting goods consumers, from the beginner to the sports enthusiast, which distinguishes us from other large format sporting goods stores. We also believe that the range of merchandise and extensive in-store support services that we offer allows us to differentiate and compete effectively against all of our competitors, from traditional independent sporting goods stores and specialty shops to other large format sporting goods stores and mass merchant discount and internet-based retailers.
Drive Omni-channel Growth
Our stores remain at the core of our omni-channel business. We believe that when our athletes connect with the DICK’S Sporting Goods brand, they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. We continue to see growth in the number of athletes who shop with us both online and in our stores, which we believe represents the future of retail.

We continually improve the functionality and performance of our eCommerce site, which includes building a faster and more convenient checkout, improved page responsiveness, new content development through our Pro Tips platform and delivering localized website experiences. In addition, we have improved our eCommerce fulfillment capabilities by opening two new eCommerce fulfillment centers in New York and California during the third quarter of fiscal 2019, which along with our new delivery partnership with FedEx helped reduce the in-transit time for the majority of our online orders to two business days by the end of fiscal 2019. Like our athletes, we view retail as an omni-channel experience, where the distinctions between stores and online are becoming increasingly irrelevant.
We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement through experiential elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy online pick up in store capabilities, and giving direct, live access to well-trained and knowledgeable teammates. We believe that offering support services for the products we sell enhances the credibility of our teammates and specialty store concepts with our customers and further differentiates our stores from our competitors.
Differentiating DICK’S Sporting Goods
Our key partners invest in our stores to showcase their brands. We carry a wide variety of well-known brands, including adidas, Asics, Brooks, Callaway Golf, Columbia, Easton, Nike, Patagonia, TaylorMade, The North Face, Titleist, Under Armour and Yeti. We seek to leverage our partnerships to offer authenticity and credibility to our customers, while differentiating ourselves from our competitors. Our brand partnerships also provide us with access to exclusive products and allow us to differentiate our athletes’ shopping experience through initiatives such as our brand shops, which provide our athletes with a wider and deeper selection of products from key brands.
To provide differentiation in assortment of products, we also offer a wide variety of private brand products that are not available from other retailers. Our exclusive private brand offerings include brands that we own such as Alpine Design, CALIA, DSG, ETHOS, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Quest, Second Skin, Tommy Armour, Top-Flite and Walter Hagen, as well as brands that we license from third parties including adidas (baseball and football), Slazenger (golf) and Prince (tennis). Our private brands offer exceptional value and quality to our athletes, while also providing us with higher gross margins as compared to sales of similar third-party branded products. We consider our private brand strategy to be a key area of opportunity to increase productivity in our stores and online, and we have invested in a research, development and procurement staff to support our private brand business. During fiscal 2019, we launched DSG, a new high-quality value-oriented performance brand across men’s, women’s and children’s athletic apparel. Looking forward, we intend to grow the DSG brand and elevate the CALIA women’s athletic apparel brand. Collectively, our private brands comprise our second largest brand in terms of sales, representing approximately 14% of our consolidated net sales during each of fiscal 2019 and 2018.
Investing in Youth Sports
We are actively involved in local communities, sponsoring thousands of teams in various sports and supporting the philanthropic efforts of our private corporate foundation, The DICK’S Sporting Goods Foundation. In partnership with The DICK’S Sporting Goods Foundation, in 2014, we launched our Sports Matter initiative, a philanthropic effort singularly focused on supporting youth sports. Through Sports Matter, we remain committed to raising awareness of the importance of playing sports, while also providing financial support to keep our kids playing the sports they love. Since the establishment of the Sports Matter initiative, the Company and The DICK’S Sporting Goods Foundation have committed over $100 million to keep kids playing sports, helping save thousands of youth sports teams and giving more than one million young athletes across all 50 states the chance to play.

Merchandising
The following table sets forth the approximate percentage of our sales attributable to the following categories for the fiscal years presented:

	Fiscal Year
Category	2019	2018	2017
Hardlines (1)	42%	43%	45%
Apparel	35%	35%	34%
Footwear	21%	20%	20%
Other (2)	2%	2%	1%
Total	100%	100%	100%

1.Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.
2.Includes our non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.
Segment information is further described within Note 1 of Part IV. Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.
Selling Channels
We offer products to our athletes through our retail stores and online, and although we sell through both of these channels, we believe that sales in one channel are not independent of the other. Regardless of the sales channel, we seek to provide our athletes with a seamless omni-channel shopping experience.
Retail Stores:
Store Format. Our DICK’S Sporting Goods, Golf Galaxy and Field & Stream stores are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services. Each of our DICK’S Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty shops: Team Sports, Athletic Apparel, Golf, Outdoor Lodge, Fitness and Footwear. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, deep product selection and customer service of a specialty store. We monitor and evaluate store performance on an ongoing basis and reallocate space in our stores to categories and products that we believe can drive sales growth. For example, we removed the hunt department from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and plan to remove the hunt department from approximately 440 additional DICK’S Sporting Goods stores in fiscal 2020.
We seek to expand our presence through the opening of new stores and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our athletes. We plan to continue a reduced rate of store growth compared to historical levels as we monitor the competitive retail landscape and expect to focus our store growth in under-served and under-penetrated markets. In fiscal 2020, we expect to open approximately nine new DICK’S Sporting Goods stores and six new Golf Galaxy stores. Additionally, we plan to relocate 14 DICK’S Sporting Goods stores and three Golf Galaxy stores. We do not plan to open any new Field & Stream stores in 2020. Approximately two-thirds of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate terms as these leases come up for renewal.
eCommerce:
Through our websites, we seek to provide our athletes with in-depth product information and the ability to shop with us at any time. As the lines between in-store and online are becoming increasingly seamless, in recent years, we have continued to innovate our eCommerce sites and applications with customer experience enhancements, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores to provide our athletes with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store and buy online pick up in store capabilities. Our websites also give us the ability to ship online orders from our retail locations, which reduces delivery times for online orders and improves inventory productivity. In fiscal 2019, eCommerce accounted for approximately 16% of our total net sales. In addition, we saw significant growth in our buy online pick up in store business, as it grew at twice the rate of our online business during the year.

Purchasing, Distribution and Customer Fulfillment
During fiscal 2019, we purchased merchandise from approximately 1,200 vendors. Nike, our largest vendor, represented approximately 21% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2019 merchandise purchases. We do not have long-term purchase contracts with any of our vendors; all of our purchases from vendors are made on a short-term purchase order basis.
We currently operate five regional distribution centers which enable us to supply stores with merchandise. Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or stored temporarily. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores. During fiscal 2019, our stores received approximately 92% of merchandise through our distribution network with the remaining merchandise being shipped directly to the stores from our vendors. We believe this flow of merchandise facilitates prompt and efficient distribution to our stores in order to enhance in-stocks, minimize freight costs and improve inventory turnover.
We leverage our store and distribution center network, three eCommerce fulfillment centers (one owned and two operated by a third-party) and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our athletes and to minimize shipping costs.
Competition
The market for sporting goods retailers is highly fragmented and intensely competitive. We compete with many retailing formats, including large format sporting goods stores, traditional sporting goods stores, specialty and vendor stores, mass merchants and department stores, internet and catalog-based retailers, and vendors selling directly to consumers. We seek to attract athletes by offering a wide range of products utilizing distinctive marketing in stores to create a unique shopping environment and superior service through an omni-channel experience.
Employees
As of February 1, 2020, we employed approximately 15,300 full-time and 26,300 part-time teammates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peak during the fourth quarter. None of our teammates are covered by a collective bargaining agreement. We believe that we have a good relationship with our teammates.
Seasonality
Seasonality of our business is discussed in further detail within Item 1A. “Risk Factors”.
Proprietary Rights
We have a number of service marks and trademarks registered with the United States Patent and Trademark Office, including various versions of the following: “Alpine Design”, “CALIA”, “DICK’S”, “DICK’S Sporting Goods”, “DSG”, “ETHOS”, “Field & Stream”, “Fitness Gear”, “Golf Galaxy”, “Golfsmith”, “Lady Hagen”, “MAXFLI”, “Nishiki”, “Primed”, “Quest”, “ScoreCard”, “ScoreCard Rewards”, “Tommy Armour”, “Top-Flite”, “The Sports Authority” and “Walter Hagen”. We also have a number of registered domain names, including “dickssportinggoods.com”, “dicks.com”, “golfgalaxy.com”, “fieldandstreamshop.com”, “calia.com” and “gamechanger.com”. Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. “Risk Factors”.
We have also entered into licensing agreements for names that we do not own, which provide for exclusive rights to use names such as “adidas” (baseball and football), “Prince” (tennis), and “Slazenger” (golf) for specified product categories and, in some cases, specified sales channels. Most of these licenses contemplate long-term business relationships, with substantial initial terms and the opportunity for multi-year extensions. These licenses contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. “Risk Factors”.
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

Information About Our Executive Officers
The following table and accompanying narrative sets forth the name, age and business experience of our current Executive Officers:

Name	Age	Position
Edward W. Stack	65	Chairman and Chief Executive Officer
Lauren R. Hobart	51	President
Lee J. Belitsky	59	Executive Vice President - Chief Financial Officer
Donald J. Germano	56	Executive Vice President - Stores
Navdeep Gupta	47	Senior Vice President - Finance and Chief Accounting Officer
John E. Hayes III	57	Senior Vice President - General Counsel and Secretary

Edward W. Stack has served as our Chairman and Chief Executive Officer since 1984 when his father and our founder, Richard “Dick” Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
Lauren R. Hobart has served as our President since May 2017 and was appointed to the Company’s Board of Directors in January 2018. Ms. Hobart joined DICK’S Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. In September 2015, Ms. Hobart was promoted to Executive Vice President and Chief Marketing Officer and in April 2017 to Executive Vice President - Chief Customer & Digital Officer. Prior to joining DICK’S Sporting Goods, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its carbonated soft drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning and finance. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. Ms. Hobart formerly served as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC) from 2014 - 2018.
Lee J. Belitsky became our Executive Vice President - Chief Financial Officer in September 2016. Mr. Belitsky joined DICK’S Sporting Goods in 1997 as Vice President - Controller and has held a number of roles at DICK’S Sporting Goods. From September 2014 to September 2016, Mr. Belitsky served as Executive Vice President - Product Development and Planning, Allocations and Replenishment; from July 2013 to September 2014, Mr. Belitsky served as Senior Vice President - Product Development; from September 2011 to July 2013, he served as Senior Vice President - Chief Risk and Compliance Officer; from January 2010 to September 2011, he served as Senior Vice President - Strategic Planning and Analysis and Treasury Services; from February 2009 to January 2010, he served as Senior Vice President - Store Operations and Distribution / Transportation; from April 2006 to February 2009, he served as Senior Vice President - Distribution and Transportation; from December 2005 to April 2006, he served as Vice President - Treasurer; and from December 1997 to December 2005, he served as Vice President - Controller. Prior to joining DICK’S Sporting Goods, Mr. Belitsky was the Chief Financial Officer of Domain, Inc., a Boston-based home furnishings retailer. He also served as Vice President - Controller and Treasurer with Morse Shoe, Inc. and as an Audit Manager with KPMG LLP.
Donald J. Germano became our Executive Vice President - Stores in June 2019. Mr. Germano served as our Senior Vice President - Operations from May 2017 to June 2019. Mr. Germano rejoined our organization in May 2017 after previously leading our stores as Senior Vice President - Operations from 2010 - 2013. Prior to rejoining the Company, Mr. Germano served as President of the Follett Higher Education Group from 2013 to 2016. Prior to his time at DICK’S Sporting Goods, he held a number of leadership positions at Sears Holdings, Kmart Corporation, Kozmo.com, Nabisco, and UPS.
Navdeep Gupta became our Senior Vice President - Finance and Chief Accounting Officer in November 2017. Prior to joining the Company, Mr. Gupta most recently served as the Senior Vice President of Finance at Advance Auto Parts, Inc. Mr. Gupta held numerous leadership roles during his tenure with Advance Auto Parts, Inc. from 2006 to 2017, including Chief Audit Executive, Vice President of Finance and Treasurer, and Director of Finance. Previously, Mr. Gupta held management roles at Sprint Nextel Corporation (now known as Sprint Corporation).
John E. Hayes III became our Senior Vice President - General Counsel and Secretary in January 2015. Prior to joining DICK’S Sporting Goods, Mr. Hayes served as Senior Vice President and General Counsel of Coldwater Creek Inc. from February 2009 to September 2014. During his tenure with Coldwater Creek, Mr. Hayes also served as the Company’s interim Chief Financial Officer from November 2009 to April 2010 and as Senior Vice President, Human Resources from April 2010 to May 2013. Prior to joining Coldwater Creek, Mr. Hayes was engaged for seventeen years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. Prior to his legal career, Mr. Hayes practiced as an accountant with KPMG LLP.

ITEM 1A. RISK FACTORS

Risks and Uncertainties

Our business is dependent on consumer discretionary spending and reductions in consumer spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; the availability, cost and level of consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns (for example, the recent outbreak of the novel coronavirus COVID-19). See the Industry Challenges within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential impact of COVID-19. A decrease in consumer discretionary spending may result in a decrease in customer traffic, same store sales, and average value per transaction and might cause us to increase promotional activities, which will have a negative impact on our gross margins, and all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence (both brick and mortar and online), name recognition and financial, marketing and other resources than we do. Further, the ability of consumers to compare prices in real-time through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores and catalog; internet-based and direct-sell retailers; and vendors that sell directly to customers. An inability to respond to competitive pressures could have a material effect on our results of operations or reputation. Our responses to competitive pressures could also have a material effect on our results or reputation, including as it relates to pricing, quality, assortment, advertising, service, locations, and online and in-store shopping experiences.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences, and shopping patterns, which cannot be predicted with certainty and are subject to continual change and evolution. Our business has become increasingly omni-channel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. For example, we must meet customers’ expectations with respect to, among other things, creating appealing and consistent online experiences; offering differentiated and premium products and regionally relevant products; delivering elevated customer service; and providing desirable in-store experiences, fast and reliable delivery, and convenient return options. We must also develop and execute merchandising initiatives with marketing programs that appeal to a broad range of consumers and markets throughout the country. Our customers have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly.
We often make commitments to purchase products from our vendors several months in advance of the proposed delivery, which may make it more difficult for us to adapt to changes in consumer preferences. Our sales may decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation and profitability. Changes in consumer shopping habits, including decreases in traffic at retail locations and traditional shopping centers, financial difficulties of other retail tenants and other shopping center vacancy issues, could lead to a decline in our financial condition.

Omni-channel growth in our business is complex and there are risks associated with operating our own eCommerce platform.

We have developed an internal eCommerce platform that allows us to improve the functionality and performance of our website and to have more control over the customer experience with less reliance on third parties. Maintaining and continuing to improve our eCommerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the customer experience. This involves substantial risk, including risk of cost overruns, website downtime and other technology disruptions, supply and distribution delays, and other issues that can affect the successful operation of our eCommerce platform. Technological disruptions can result from a number of sources, including interruptions, delays, or downtime caused by high volumes of users or transactions, deficiencies in design or implementation, platform enhancements, power outages, computer and telecommunications failures, computer viruses, worms, ransomware or other malicious computer programs, denial-of-service attacks, security breaches through cyber-attacks from cyber-attackers or sophisticated organizations, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our associates. If we are not able to successfully operate and continually improve our eCommerce platform and customer experience, our reputation, operations, financial results, and future growth could be materially adversely affected.

Our private brand offerings and new specialty concept stores expose us to increased costs and certain additional risks.

We offer our customers private brand products that are not available from other retailers. We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we exclusively license from third parties. From time-to-time, we also evaluate, roll-out, and operate new specialty concept stores, including, for example, our Field & Stream stores. We invest considerable research, development and procurement resources and marketing efforts relating to these private brand offerings and new specialty concept stores. There is no assurance that our private brand products or any new specialty concept store will be successful. Consequently, we might curtail or abandon any of our private brands or specialty concept stores at any time which could result in asset impairments and inventory write-downs. For example, see the Overview within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the results of the strategic review of our hunting business, including Field & Stream.
Factors that could cause us to curtail or abandon one of our private brands or specialty concept stores include unexpected or increased costs or delays in development of the brand, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands, preferences and shopping patterns regarding sporting goods, or a determination that consumer demand no longer supports the brand or retail concept. Additional risks relating to our private brand offerings include product liability and product recalls; increasing costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.

Harm to our reputation could adversely impact our ability to attract and retain customers and employees.

Negative publicity or perceptions involving the Company or our brands, products, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability, product recalls, and product boycotts; our social media activity; failure to comply with applicable laws and regulations; our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations; and any of the other risks enumerated in these risk factors. Furthermore, the prevalence of social media may accelerate and increase the potential scope of any negative publicity we might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

Our strategic plans and initiatives may initially result in a negative impact on our financial results and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.

Our ability to successfully implement and execute our strategic plans and initiatives is dependent on many factors, some of which are out of our control. To respond to challenging conditions in the retail market as a whole, we may increase promotional activities to drive market share to our stores and online. However, increased promotional activities may not achieve the desired results and will have a negative impact on our gross profit margin. We are also focused on certain long-term strategic investments, including investments in our digital capabilities, our eCommerce platform, improvements to the customer experience in our stores and online, our supply chain, enhancements to our Scorecard loyalty program, the continued development of our private brands, and improving associate productivity. These longer-term strategies may require significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, product differentiation, and the ability to attract and retain qualified personnel to support the initiative.
For example, we have removed hunt category merchandise from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and reallocated the space in these stores to a localized assortment of categories and products in an effort to drive growth. In fiscal 2020, we plan to remove the hunt department from approximately 440 additional DICK’S Sporting Goods stores, which would leave the hunt department in 12% of our remaining stores. If we are not able to successfully execute our strategic plans and initiatives to achieve the intended results in the anticipated time frame or at all, our results of operation and financial condition may be adversely affected. Failure to meet stockholder expectations, particularly with respect to earnings, sales, and operating margins, could also result in volatility in the market value of our stock.

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
There is no assurance that we will be able to locate desirable real estate for new stores or relocations of existing stores, or that an existing store will continue to be profitable in its current location. Additionally, our ability to negotiate favorable lease terms on a new store location or a relocation of an existing store, or in connection with an expiring lease, remodel, consolidation, or closing depends on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and other factors that are not within our control. We may incur lease costs that are excessive and cause operating margins to be below acceptable levels if we are unable to negotiate appropriate terms for new leases, relocations or extensions. We may also make term commitments that are too long or too short, without the option to exit early or extend.
If an existing store is not profitable, we might be required to record an impairment charge and we may not be able to terminate the lease associated with the underperforming store. Our leases generally do not allow for termination prior to the end of the lease term without economic consequences. As a result, if we decide to close a store, we are generally required to continue to perform all obligations under the applicable lease, including the payment of rent, for the balance of the lease term and might also incur termination charges. Even if we are able to assign or sublease the closed locations where our lease cannot be terminated, we may remain liable for certain lease obligations if the assignee or sublessee does not perform.
Furthermore, the success of our stores depends on a number of factors including the sustained success of the shopping center where the store is located, consumer demographics, and consumer shopping patterns. Changes in consumer shopping habits, financial difficulties of anchor tenants, and shopping center vacancies could impact the profitability of our stores. These factors cannot be predicted with complete accuracy and may change over time. There is no assurance that we will be able to reverse any decline in customer traffic or that increases in online sales will offset any decline in store traffic. We may need to respond to declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our financial results.
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

From time-to-time, we may enter into strategic alliances or acquire or invest in complementary companies or businesses. The success of strategic alliances, acquisitions, and investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to such businesses. There can be no assurance that our strategic alliances, acquisitions, or investments will produce the anticipated results within the expected time frame or at all. Strategic alliances, acquisitions, and investments may also result in the diversion of capital and our management's attention from other business issues and opportunities. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business.

Our business relies on our distribution and fulfillment network and our customer support center. An inability to optimize this network or a disruption to the network, including delays or failures by independent third-party transportation providers, could cause us to lose merchandise, be unable to effectively deliver merchandise to our stores and customers, and could adversely affect our financial condition and results of operations.

We own a distribution center and eCommerce fulfillment center in Conklin, New York and a distribution center in Goodyear, Arizona. We lease distribution centers near Atlanta, Georgia; Plainfield, Indiana; and Smithton, Pennsylvania, and we utilize third-party logistics fulfillment centers near Rialto, California and Louisville, Kentucky. We also own a customer support center in Coraopolis, Pennsylvania that serves as our corporate headquarters. The ability to optimize our distribution and fulfillment network depends on general economic and real estate conditions which are beyond our control.
We may not be able to maintain our existing distribution and fulfillment centers if the cost of the facilities increase or the location of a facility is no longer desirable. In those cases, we may not be able to locate suitable alternative sites or modify or enter into new leases on acceptable terms. Furthermore, we may need to locate new sites for additional eCommerce fulfillment centers to satisfy omni-channel demand. If we cannot locate suitable locations for these fulfillment centers on acceptable terms, we will need to rely on our store network, third-party logistic fulfillment centers, our distribution centers, and vendors to help meet our fulfillment needs.
An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters) at any of these facilities might impair our ability to adequately stock our stores, process returns of products to vendors and fulfill eCommerce orders at the speed expected by customers, increase costs associated with shipping and delivery, damage a material portion of our inventory, and otherwise negatively affect our operations, sales, profitability, and reputation.
In addition, we rely on independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our stores and directly to customers through our eCommerce platform. Our use of third-party delivery services for shipments subjects us to risks, including increased fuel prices, which would increase our shipping costs, and labor issues and inclement weather, which could impact a shipper’s ability to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business, operational results, financial position and cash flows.

We depend on our suppliers, distributors and manufacturers to provide us with sufficient quantities of quality products in a timely fashion.

In fiscal 2019, we purchased merchandise from approximately 1,200 vendors. Purchases from Nike represented approximately 21% of our total merchandise purchases. Although in fiscal 2019 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand in a timely manner if there are disruptions in our relationships with key suppliers, which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards, whether as a result of supply chain disruptions (for example, the recent outbreak of the novel coronavirus COVID-19) or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising, which are not guaranteed. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.

If our product costs are adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.

A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers' sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of “most favored nation” status with the U.S., freight cost increases and economic and political uncertainties. We may also experience shipment delays and shipping port constraints, labor strikes, work stoppages or other disruptions, including those caused by extreme weather, natural disasters, and pandemics and other public health concerns. Specifically, the impact of the recent outbreak of the novel coronavirus COVID-19 in China may cause delays in the manufacturing of products and raw materials to and from China. To the extent the impact of COVID-19 continues or worsens, our vendors and suppliers may have difficulty obtaining the materials necessary for the production and packaging of the products we sell, factories which produce the products we sell may remain closed for sustained periods of time, and industry-wide shipment of products may be negatively impacted, which could result in significant inventory delays or product shortages in our stores and online.
Furthermore, we could face significantly higher U.S. income and similar taxes with respect to sales of products purchased from foreign suppliers if the U.S. were to adopt a system of taxation under which the cost of imported products was not deductible in determining such products' tax base. If such a tax system were adopted, we could also face higher prices for products manufactured or produced abroad that we purchase from our domestic suppliers if they were subject to such a tax. In addition, the U.S. government periodically considers other restrictions on the importation of products obtained by our vendors and us.
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

Trade tensions between the U.S. and China, including the possible imposition of new and increased tariffs on goods imported from China, could have a negative impact on our sales and profitability.

Trade tensions between the U.S. and China have resulted in both countries imposing tariffs on billions of dollars of each other’s goods. Although we have taken steps to mitigate the current tariffs, we may need to take additional action, including seeking alternative suppliers or vendors, raising prices, or making changes to our operations if these events continue or further action is taken to limit trade between the two countries. Taking additional action to address the impact of current or future tariffs could have a material adverse effect on our results of operations, including sales and profitability.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company’s business and standing with our customers.

The protection of our customer, associate and Company data is critical. The Company receives confidential customer data, including payment card and personally identifiable information, in the normal course of customer transactions. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of third parties, business associates or employees may undermine our existing security measures and allow unauthorized parties to obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent a future compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access to, disable, degrade, or sabotage systems change frequently and often are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.

Our ability to operate and expand our business and to respond to changing business and economic conditions is dependent upon the availability of adequate capital. In addition to the terms of our senior secured revolving credit facility imposing certain restrictions that may impair our ability to access sufficient capital, weakness in the capital markets could negatively impact our access to capital.

The operation and growth of our business, including opening new stores, expanding our eCommerce business, implementing long-term initiatives, pursuing strategic acquisitions or investments, and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. Our current senior secured revolving credit facility contains provisions that limit our ability to incur additional indebtedness or make substantial asset sales, which might otherwise be used to finance our operations. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our senior secured revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
If we are unable to generate sufficient cash flows from operations in the future, and if availability under our current senior secured revolving credit facility is not sufficient to meet our capital needs, we may have to obtain additional financing. Any future constriction of the credit and public capital markets, including debt markets, or deterioration of our financial condition due to internal or external factors, could restrict or limit our ability to access capital and could increase the cost of financing sources. We may not be able to obtain such refinancing or additional financing on favorable terms or at all. Our liquidity or access to capital could also be adversely affected by unforeseen changes in the financial markets and global economy.

We are subject to costs and risks associated with a complex regulatory, compliance and legal environment, including increased or changing laws and regulations affecting our business, particularly those relating to the sale of consumer products and firearms and ammunition, and those relating to data protection and privacy.

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our operations and financial results. New laws that have been recently enacted may require considerable resources to ensure timely and ongoing compliance. For example, the California Consumer Privacy Act of 2018 that came into effect in January of 2020 gives new data privacy rights to California residents and requires expenditure of considerable resources to establish the necessary internal infrastructure to allow for the monitoring and other compliance requirements.
In addition, laws at the federal, state or local level may change, sometimes significantly and unexpectedly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability and consumer protection; eCommerce, data protection and privacy, including data protection laws passed by many states regarding notification to data subjects and/or regulators when there is a security breach of personal data; advertisement and marketing; labor and employment; taxes, including changes to tax rates and new taxes, tariffs, and surcharges; firearms, ammunition, knives, food items or other regulated products; accounting, corporate governance and securities; custom or import; and intellectual property.
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
We sell firearms and ammunition. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and state laws and regulations. Any improper or illegal use by our customers of ammunition or firearms sold by us could have a negative impact on our reputation and business. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law and related to our policies on the sale of firearms and ammunition. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition.

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

We utilize a number of third-party information systems for core system needs of our business. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. Our information systems, including our back-up systems, are subject to damage or interruption from power outages; computer and telecommunications failures; computer viruses, worms, ransomware, and other malicious computer programs; denial-of-service attacks; security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations); catastrophic events such as fires, tornadoes, earthquakes and hurricanes; and usage errors by our associates. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.

We may be unable to attract, train, engage and retain executive officers and key personnel and associates, or implement effective succession planning strategies. Furthermore, the loss of Edward W. Stack as our key executive could have a material adverse effect on our business.

Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract, retain, train and develop executive management, key personnel and qualified employees in all areas of the organization. In addition, stores depend significantly on our ability to hire and retain quality associates, including store managers and sales associates. The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. We are also dependent on the associates who staff our distribution centers.
All employees, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our employees. The loss of any one or more of our executive management and key personnel could seriously harm our business. Further, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success.
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
Changing regulations impacting wage levels and changes to tax laws and regulations could adversely affect our financial results or condition.

Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

We are subject to income and other taxes both in and outside the U.S. Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the valuation of deferred tax assets and liabilities; changes in applicable tax laws, regulations, treaties, interpretations, and other guidance; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdiction. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

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

The relative seasonality of our operations, along with the current geographic concentrations of our DICK’S stores, exposes us to certain risks.

Our business is largely seasonal based on sports seasons and the holiday selling season. Furthermore, a majority of our DICK’S Sporting Goods stores are located in the eastern half of the United States, which exposes us to various regional risks, including those relating to weather conditions. Many of our stores are located in geographic areas that experience seasonally cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Our highest sales and operating income results historically occur during our fourth fiscal quarter, which is due, in part, to the holiday selling season and, in part, to our strong sales of cold weather sporting goods and apparel. Poor performance during our fourth quarter because of a slow holiday selling season, unseasonable weather conditions whether due to climate change or otherwise, economic conditions or other factors, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. Abnormally wet or cold weather in the spring or summer months could reduce our sales of golf, team sports or other merchandise and cause a decrease in our profitability.

We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from other stockholders.

Mr. Edward W. Stack, our Chairman and Chief Executive Officer, and his relatives control a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

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

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay cash dividends on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a five-year $1.0 billion share repurchase program, we are not obligated to make any purchases under the program and we may discontinue it at any time.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We lease all of our stores, which generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site nine to 18 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and malls.

As of February 1, 2020, we operated 850 stores in 47 states. The following table sets forth the number of stores by state:

State	Dick's Sporting Goods	Specialty Concept Stores (*)	Total
Alabama	14	3	17
Arizona	9	2	11
Arkansas	4	—	4
California	58	8	66
Colorado	15	2	17
Connecticut	12	2	14
Delaware	3	1	4
District of Columbia	1	—	1
Florida	47	7	54
Georgia	23	1	24
Idaho	5	1	6
Illinois	30	5	35
Indiana	19	1	20
Iowa	7	3	10
Kansas	10	1	11
Kentucky	12	2	14
Louisiana	8	1	9
Maine	4	—	4
Maryland	16	1	17
Massachusetts	19	2	21
Michigan	23	5	28
Minnesota	10	4	14
Mississippi	7	—	7
Missouri	14	2	16
Nebraska	4	1	5
Nevada	3	2	5
New Hampshire	7	—	7
New Jersey	19	3	22
New Mexico	4	—	4
New York	43	4	47
North Carolina	33	8	41
North Dakota	1	—	1
Ohio	38	10	48
Oklahoma	8	2	10
Oregon	10	2	12
Pennsylvania	40	8	48
Rhode Island	2	—	2
South Carolina	12	3	15
South Dakota	1	—	1
Tennessee	18	2	20
Texas	41	14	55
Utah	5	1	6
Vermont	2	—	2
Virginia	28	5	33
Washington	17	—	17
West Virginia	6	1	7
Wisconsin	13	4	17
Wyoming	1	—	1
Total	726	124	850

(*) Includes our Golf Galaxy, Field & Stream and three re-opened DICK’S Sporting Goods stores that are being operated as clearance stores. As of February 1, 2020, we operated 94 Golf Galaxy stores in 32 states and 27 Field & Stream stores in 16 states. In some markets we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of February 1, 2020, we operated 25 combo stores.

The following is a list of significant locations including the approximate square footage and whether the location is leased or owned:

Facility Location	Type	Square Footage	Ownership
Conklin, New York	Distribution	917,000	Owned
Atlanta, Georgia	Distribution	914,000	Leased
Plainfield, Indiana	Distribution	725,000	Leased
Goodyear, Arizona	Distribution	624,000	Owned
Smithton, Pennsylvania	Distribution	601,000	Leased
Coraopolis, Pennsylvania	Customer Support Center	670,000	Owned

The land on which our CSC is built is subject to an underlying ground lease with Allegheny County Airport Authority (“ACAA”), which expires in 2038. We hold a second ground lease with ACAA for 89 acres adjacent to our CSC, which will terminate on August 31, 2020.

ITEM 3.  LEGAL PROCEEDINGS

We and our subsidiaries are involved in various proceedings that are incidental to the normal course of our businesses. As of the date of this Annual Report on Form 10-K, we do not expect that any of such proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Shares of DICK’S Sporting Goods, Inc. common stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “DKS”. We also have shares of Class B common stock outstanding, which are not listed or traded on any stock exchange or other market. Shares of our Class B common stock can be converted on a one-for-one basis to shares of our common stock at any time at the holder’s option and are automatically converted upon the occurrence of certain events.
The Company paid a quarterly cash dividend per share of common stock and Class B common stock in each of the last two fiscal years, as follows:

Fiscal 2019
Payment Date	Stockholder Record Date	Dividend
December 31, 2019	December 13, 2019	$0.275
September 27, 2019	September 13, 2019	$0.275
June 28, 2019	June 14, 2019	$0.275
March 29, 2019	March 15, 2019	$0.275

Fiscal 2018
Payment Date	Stockholder Record Date	Dividend
December 28, 2018	December 14, 2018	$0.225
September 28, 2018	September 14, 2018	$0.225
June 29, 2018	June 8, 2018	$0.225
March 30, 2018	March 9, 2018	$0.225

As of March 16, 2020, there were 258 and 19 registered shareholders of our common stock and Class B common stock, respectively.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends will be subject to the final determination of our Board of Directors, and will be dependent upon multiple factors, including future earnings, cash flows, financial requirements and other considerations.

Comparison of 5 Year Cumulative Total Return

The following graph compares the performance of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on January 30, 2015 in our common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.
1

Issuer Purchases of Equity Securities

The following table sets forth information with respect to common stock repurchases made during the three months ended February 1, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
November 3, 2019 to November 30, 2019	77,387	$39.59	—	$1,067,300,614
December 1, 2019 to January 4, 2020	419,979	$47.26	418,100	$1,047,541,018
January 5, 2020 to February 1, 2020	341,336	$47.85	341,336	$1,031,207,525
Total	838,702	$46.79	759,436

(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased as part of our previously announced five-year $1.0 billion share repurchase program authorized by the Board of Directors on March 16, 2016. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock. The 2016 program will remain available for purchases until it is exhausted or expires, after which time we may continue to repurchase shares under the 2019 program.

The information set forth under Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2019, 2018, 2017, 2016 and 2015 presented below under the captions “Statement of Income Data”, “Per Common Share Data”, “Other Data” and “Balance Sheet Data” have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2019, 2018, 2017, 2016 and 2015 presented below under the caption “Store Data” have been derived from internal records of our operations.

Our fiscal year consists of 52 or 53 weeks, ends on the Saturday nearest to the last day in January and is referenced by the calendar year ending closest to that date. All fiscal years presented include 52 weeks of operations except fiscal 2017, which included 53 weeks.

The information set forth below should be read in conjunction with other sections of this Annual Report on Form 10-K including Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$8,750,743	$8,436,570	$8,590,472	$7,921,981	$7,270,965
Cost of goods sold (1)	6,196,185	5,998,788	6,101,412	5,556,198	5,088,078
Gross profit	2,554,558	2,437,782	2,489,060	2,365,783	2,182,887
Selling, general and administrative expenses (2)	2,173,677	1,986,576	1,982,363	1,875,643	1,613,075
Pre-opening expenses (3)	5,268	6,473	29,123	40,286	34,620
Income from operations	375,613	444,733	477,574	449,854	535,192
Gain on sale of subsidiaries (4)	(33,779)	—	—	—	—
Interest expense	17,012	10,248	8,047	5,856	4,012
Other (income) expense (5)	(15,324)	2,565	(31,810)	(14,424)	305
Income before income taxes	407,704	431,920	501,337	458,422	530,875
Provision for income taxes	110,242	112,056	177,892	171,026	200,484
Net income	$297,462	$319,864	$323,445	$287,396	$330,391
Per Common Share Data:
Earnings per common share - Basic	$3.40	$3.27	$3.02	$2.59	$2.87
Earnings per common share - Diluted	$3.34	$3.24	$3.01	$2.56	$2.83
Dividends declared per common share	$1.10	$0.90	$0.68	$0.605	$0.55
Weighted average common shares outstanding:
Basic	87,502	97,743	106,977	111,095	115,230
Diluted	89,066	98,781	107,586	112,216	116,794
Store Data:
Same store sales increase (decrease) (6)	3.7%	(3.2)%	(0.3)%	3.5%	(0.2)%
Number of stores at end of period (7)	850	859	846	798	741
Total square footage at end of period (7)	41,834	42,283	41,755	39,330	36,704
Other Data:
Gross profit margin	29.2%	28.9%	29.0%	29.9%	30.0%
Selling, general and administrative expenses as a percentage of net sales	24.8%	23.5%	23.1%	23.7%	22.2%
Operating margin	4.3%	5.3%	5.6%	5.7%	7.4%
Inventory turnover (8)	2.83x	3.19x	3.19x	3.06x	3.03x
Depreciation, amortization and other	$270,448	$244,764	$242,978	$233,834	$193,594
Balance Sheet Data:
Inventories, net	$2,202,275	$1,824,696	$1,711,103	$1,638,632	$1,527,187
Total assets (9)	$6,628,560	$4,187,149	$4,203,939	$4,058,296	$3,559,336
Long-term operating lease liabilities (9)	$2,453,346	$—	$—	$—	$—
Working capital (10)	$333,542	$617,759	$581,071	$598,263	$621,015
Total debt including finance lease obligations (11)	$227,214	$60,044	$65,286	$5,325	$5,913
Retained earnings	$2,645,281	$2,455,192	$2,205,651	$1,956,066	$1,737,214
Total stockholders' equity	$1,731,598	$1,904,161	$1,941,501	$1,929,489	$1,789,187

(1)Cost of goods sold for fiscal 2016 included a $46.4 million write-down of inventory in connection with the implementation of our new merchandising strategy. Fiscal 2017 included an $11.5 million charge related to transition costs to enhance our Scorecard loyalty program. Fiscal 2019 includes a $13.1 million write-down of inventory related to our hunt restructuring. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the hunt restructuring.
(2)Selling, general and administrative expenses for fiscal 2015 included a $7.9 million litigation settlement charge. Fiscal 2016 included a $32.9 million impairment of store assets and store closing charges primarily for ten Golf Galaxy stores in overlapping trade areas with acquired Golfsmith stores, merger and integration costs of $8.5 million to convert former The Sports Authority (“TSA”) and Golfsmith stores to DICK’S Sporting Goods and Golf Galaxy stores, and a $7.7 million non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Fiscal 2017 included a $7.1 million charge for severance, other employee-related costs and asset write-downs related to a corporate restructuring and $6.6 million for costs related to a litigation contingency. Fiscal 2019 includes $44.6 million of hunt restructuring charges, a $15.3 million non-cash impairment charge to reduce the carrying value of a corporate aircraft to its fair market value, which was subsequently sold, and a $6.4 million favorable settlement of a previously accrued litigation contingency. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the hunt restructuring.
(3)Pre-opening expenses for fiscal 2016 and fiscal 2017 included occupancy expenses totaling $5.1 million and $3.5 million, respectively, for TSA and Golfsmith stores converted to DICK’S Sporting Goods and Golf Galaxy stores.
(4)Represents the gain recorded in fiscal 2019 in connection with the sale of two technology subsidiaries, Blue Sombrero and Affinity Sports.
(5)Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative expense for the same amount. Fiscal 2017 included the receipt of a $12.0 million contract termination payment and an $8.1 million multi-year sales tax refund.
(6)A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. Our same store sales calculation consists of both brick and mortar and eCommerce sales. Fiscal 2017 excludes sales during the 53rd week.
(7)Includes DICK’S Sporting Goods, Golf Galaxy, Field & Stream and clearance stores.
(8)Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.
(9)In the first quarter of fiscal 2019, we adopted ASU 2016-02, Leases (Topic 842), which required us to recognize lease assets of $2.5 billion and liabilities of $3.1 billion on the balance sheet. We adopted the new standard using the optional transition method, which provided for adoption without restating any historical financial information.
(10)Defined as current assets less current liabilities. Balance at end of fiscal 2019 includes $423.0 million of operating lease liabilities following the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).
(11)During fiscal 2017, we financed $62.5 million for the purchase of a corporate aircraft. During fiscal 2019, we sold the aircraft and extinguished the related debt, which was $56.1 million as of the end of fiscal 2018.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, Item 6, “Selected Financial Data” and our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” and Part I, Item 1A. "Risk Factors”.

Business Overview

We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy and Field & Stream stores as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. We offer our products through a content-rich eCommerce platform that is integrated with our store network and provides athletes with the convenience and expertise of a 24-hour storefront. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.

Our profitability is primarily influenced by our number of store locations and selling square footage, the continued integration of eCommerce with brick and mortar stores, the growth in consolidated same store sales, which includes our eCommerce business, the strength of our gross profit margins and our ability to manage expenses. We have grown from 603 DICK'S Sporting Goods stores at the end of fiscal 2014 to 726 DICK’S Sporting Goods stores at the end of fiscal 2019. Recently, we have reduced the rate at which we open new stores, and we intend to continue this strategy over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal.

In recent years, we have transitioned to an insourced eCommerce platform, allowing for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in-store; return-to-store and multi-channel marketing campaigns. Our eCommerce sales penetration to total net sales has increased from approximately 9% in fiscal 2014 to approximately 16% in fiscal 2019. Approximately 80% of our eCommerce sales are generated within brick and mortar store trade areas.

Hunt Restructuring

In connection with our previously disclosed strategic review of our hunt business, we have removed hunt category merchandise from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and reallocated the space in these stores to a localized assortment in an effort to drive growth. In fiscal 2020, we plan to remove the hunt department from approximately 440 additional DICK’S Sporting Goods stores, which would leave the hunt department in approximately 12% of our remaining stores. During fiscal 2019, we recorded pre-tax charges totaling $57.7 million related to these activities, which included $35.7 million of non-cash impairments to a trademark and store assets, a $13.1 million write-down of inventory and an $8.9 million charge related to our exit from eight Field & Stream stores, which were subleased to Sportsman’s Warehouse, Inc. (collectively, “the hunt restructuring”).

Industry Challenges

The retail industry as a whole is dynamic, and sporting goods retail in particular has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Vendors have broadened their distribution into department stores and family footwear channels while continuing to grow their direct to consumer business. We have responded to these challenges by reallocating floor space to growing categories while focusing on driving profitable sales, emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity. We have also made strategic investments in our supply chain, digital capabilities, customer experience, private brands and teammates to support these efforts and have focused on increasing productivity, while eliminating non-essential expenses which has enabled us to fund our future strategic investments.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and world. We issued our fiscal 2020 outlook on March 10, 2020, which included cautionary language related to supply chain disruption from COVID-19 potentially impacting our results beginning in the second quarter. Subsequent to March 10, 2020, our stores experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19. On March 18 2020, we announced that all of our stores will be closed for two weeks; however, our eCommerce business, including Contactless Curbside Pickup and ship-from-store, are continuing. Because of the negative impact of COVID-19 on our financial results and the uncertainty related to its duration, we have withdrawn our fiscal 2020 outlook. While we expect this matter to negatively impact our results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time.

How We Evaluate Our Operations

Senior management focuses on certain key indicators to monitor our performance including:

•Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. See further discussion of our consolidated same store sales within Item 6. “Selected Financial Data”.
•Earnings before taxes and the related operating margin – Our management views earnings before taxes and operating margin as key indicators of our performance. The key drivers of earnings before taxes are same store sales, gross profit, and our ability to control selling, general and administrative expenses.
•Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant cash flows from operating activities in our fourth fiscal quarter in connection with the holiday selling season and sales of cold weather sporting goods and apparel. See further discussion of our cash flows in the “Liquidity and Capital Resources” section herein.
•Quality of merchandise offerings – To measure acceptance of our merchandise offerings, we monitor sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps us manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.
•Store productivity – To assess store-level performance, we monitor various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

Executive Summary

•Earnings per diluted share of $3.34 for the fiscal year ended February 1, 2020 increased 3.1% compared to earnings per diluted share of $3.24 during the fiscal year ended February 2, 2019. Net income for fiscal 2019 totaled $297.5 million compared to $319.9 million in fiscal 2018.
•Fiscal 2019 net income included a charge of $50.1 million, net of tax, or $0.56 per diluted share, related to the hunt restructuring, a gain of $25.0 million, net of tax, or $0.28 per diluted share, related to the sale of two of our technology subsidiaries, a non-cash impairment charge of $11.3 million, net of tax, or $0.13 per diluted share, to reduce the carrying value of a corporate aircraft to its current fair market value, which was subsequently sold, and a benefit of $4.7 million, net of tax, or $0.05 per diluted share, from the favorable settlement of a litigation contingency that was originally accrued in fiscal 2017.
•Net sales increased 3.7% to $8,750.7 million in fiscal 2019 from $8,436.6 million in fiscal 2018 due primarily to a 3.7% increase in consolidated same store sales, which included an increase of approximately 16% in eCommerce sales. eCommerce sales penetration increased to approximately 16% of total net sales in fiscal 2019 compared to approximately 15% of total net sales in fiscal 2018.

•In addition, during fiscal 2019, we:
•Declared and paid aggregate cash dividends in the amount of $1.10 per share on our common stock and Class B common stock;
•Repurchased 11.1 million shares of common stock for a total of $402.2 million under the currently authorized share repurchase program;
•Amended our existing credit facility to increase lender commitments from $1.25 billion to $1.6 billion, extend the maturity date to June 28, 2024 and provide for a $500.0 million accordion feature; and
•Sold two of our technology subsidiaries, Blue Sombrero and Affinity Sports, to Stack Sports, an unaffiliated third party, for proceeds of $40.4 million, net of cash sold.
•The following table summarizes store openings and closings in fiscal 2019 and fiscal 2018:

	Fiscal 2019			Fiscal 2018
	Dick's Sporting Goods	Specialty Concept Stores (1)	Total	Dick's Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	729	130	859	716	130	846
New stores:
Single-level stores	8	3	11	19	—	19
Two-level stores	—	1	1	—	—	—
Total new stores	8	4	12	19	—	19
Closed stores (2)	11	10	21	6	—	6
Ending stores (3)	726	124	850	729	130	859
Relocated stores	3	2	5	4	1	5

(1) Includes our Golf Galaxy, Field & Stream and clearance stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable.
(2) Includes our closure of eight Field & Stream stores during the third quarter of 2019, which were subleased to Sportsman’s Warehouse.
(3) Has been updated in both periods to reflect three re-opened DICK'S Sporting Goods stores that are being operated as clearance stores.

Results of Operations

The following table presents, for the periods indicated, selected items in the Consolidated Statements of Income as a percentage of our net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year (A)
	2019 (A)	2018	2019 - 2018
Net sales	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs	70.81	71.10	(29)
Gross profit	29.19	28.90	29
Selling, general and administrative expenses	24.84	23.55	129
Pre-opening expenses	0.06	0.08	(2)
Income from operations	4.29	5.27	(98)
Gain on sale of subsidiaries	(0.39)	—	(39)
Interest expense	0.19	0.12	7
Other (income) expense	(0.18)	0.03	(21)
Income before income taxes	4.66	5.12	(46)
Provision for income taxes	1.26	1.33	(7)
Net income	3.40%	3.79%	(39)

(A)Column does not add due to rounding.

Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and selling, general and administrative expenses, our gross profit rate and selling, general and administrative expenses rate may not be comparable to other retailers. For additional information regarding the types of costs classified within cost of goods sold, selling, general and administrative expenses or any other financial statement line items presented herein, refer to Note 1 included in Part IV. Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for the year ended February 1, 2020 (Fiscal 2019) compared to the year ended February 2, 2019 (Fiscal 2018) is presented below. A discussion regarding our financial condition and results of operations for the year ended February 2, 2019 (Fiscal 2018) compared to the year ended February 3, 2018 (Fiscal 2017) can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the SEC on March 29, 2019.
Fiscal 2019 Compared to Fiscal 2018
Net Sales
Net sales increased 3.7% in fiscal 2019 to $8,750.7 million from $8,436.6 million in fiscal 2018, due primarily to a $305.2 million, or 3.7%, increase in consolidated same store sales. The 3.7% increase in consolidated same store sales included a 1.7% increase in transactions and a 2.0% increase in sales per transaction. In addition, our eCommerce business increased by approximately 16% compared to the prior year, and eCommerce sales penetration also increased to approximately 16% of total net sales during the current year compared to approximately 15% of total net sales during fiscal 2018. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, partially offset by a continued decline in the hunt category.
Income from Operations
Income from operations decreased to $375.6 million in fiscal 2019 from $444.7 million in fiscal 2018.
Gross profit increased 4.8% to $2,554.6 million in the current year from $2,437.8 million in the prior year and increased as a percentage of net sales by 29 basis points due primarily to occupancy leverage, which was partially offset by an increase in eCommerce shipping and fulfillment costs as well as a $13.1 million write-down of inventory related to the hunt restructuring. Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs decreased $7.0 million in fiscal 2019 compared to fiscal 2018, which increased gross profit by 52 basis points. eCommerce shipping and fulfillment costs increased due primarily to sales growth and to a higher penetration of eCommerce sales as well as costs incurred to open two new dedicated fulfillment centers.
Selling, general and administrative expenses increased 9.4% to $2,173.7 million in the current year from $1,986.6 million in the prior year, an increase as a percentage of net sales of 129 basis points. The current year included hunt restructuring charges of $44.6 million, a $15.3 million non-cash fixed asset impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value and an $18.3 million increase in expense associated with changes to the investment values in our deferred compensation plans, for which the corresponding investment income was recognized in other income. These expenses were offset by a $6.4 million favorable settlement of a previously disclosed litigation contingency. Apart from the enumerated items, selling, general and administrative expenses increased by 47 basis points compared to the prior year, which was driven primarily by higher incentive compensation expenses, wage inflation in store payroll expense and strategic growth investments.
Pre-opening expenses, which generally fluctuate depending on the timing and number of new store openings and relocations, decreased to $5.3 million in the current year from $6.5 million in the prior year. We opened 12 new stores in fiscal 2019 compared to 19 new stores in fiscal 2018.
Gain on Sale of Subsidiaries
In August 2019, we completed the sale of our Blue Sombrero and Affinity Sports technology subsidiaries to Stack Sports for net proceeds of $40.4 million. In connection with the sale we recognized a pre-tax gain of $33.8 million. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 5–Sale of Subsidiaries for additional information.
Other (Income) Expense
Other income totaled $15.3 million in fiscal 2019 compared to other expense of $2.6 million in fiscal 2018. Substantially all of the change is related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate increased to 27.0% in the current year compared to 25.9% in fiscal 2018. The increase in this year’s effective tax rate was primarily attributable to the non-deductible $28.3 million trademark impairment charge, partially offset by lower tax expense for certain share-based payments.

Liquidity and Capital Resources
We have a $1.6 billion senior secured revolving credit facility (the “Credit Facility”), which includes a maximum amount of $150.0 million to be issued in the form of letters of credit. Under the Credit Facility, subject to satisfaction of certain conditions, we may request an increase of up to $500.0 million in additional borrowing availability. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8–Revolving Credit Facility for additional details.
Our liquidity and capital needs have generally been met by net cash provided by operating activities, supplemented by borrowings under the Credit Facility as seasonally necessary. We generally utilize our Credit Facility for working capital needs based primarily on the seasonal nature of our operating cash flows, as well as to fund share buybacks, dividends and capital expenditures. Historically, our peak borrowing level has occurred early in the fourth quarter as we increase inventory in advance of the holiday selling season.
Liquidity information is provided below for the following fiscal years ended (dollars in thousands):

	February 1, 2020	February 2, 2019
Funds drawn on Credit Facility	$2,263,550	$1,875,400
Number of business days with outstanding balance on Credit Facility	245 days	195 days
Maximum daily amount outstanding under Credit Facility	$795,900	$423,100

Liquidity information is provided below as of the following dates (in thousands):

	February 1, 2020	February 2, 2019
Outstanding borrowings under Credit Facility	$224,100	$—
Cash and cash equivalents	$69,334	$113,653
Remaining borrowing capacity under Credit Facility	$1,359,769	$1,233,869
Outstanding letters of credit under Credit Facility	$16,131	$16,131

We intend to allocate capital to invest in future growth, specifically growing, relocating and remodeling our store network and eCommerce business together to deliver an improved omni-channel shopping experience. We may also allocate capital to other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.
We believe cash flows generated by operations and funds available under our Credit Facility will be sufficient to satisfy capital requirements for at least the next 12 months. In response to the spread of COVID-19, on March 18, 2020, we announced we will temporarily close all of our stores for two weeks; however, our eCommerce business, including Contactless Curbside Pickup and ship-from-store, are continuing. Because of the negative impact of COVID-19 on our financial results and the uncertainty related to its duration, we have withdrawn our fiscal 2020 outlook. While we expect this matter to negatively impact our results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time.

Capital expenditures
Our capital expenditures are primarily targeted toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have strived to continuously improve our supply chain and corporate technology capabilities. Fiscal 2019 capital expenditures totaled $217.5 million on a gross basis and $179.5 million on a net basis, which includes tenant allowances provided by landlords.
Beginning in 2018, we reduced the annual rate at which we open new stores by opening 19 DICK’S Sporting Goods stores. We continued this lower rate of new store growth into fiscal 2019, opening eight DICK’S Sporting Goods stores and two Golf Galaxy stores. Approximately two-thirds of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate terms.

Share repurchases
On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1.0 billion of our common stock. During fiscal 2019, we repurchased 11.1 million shares of our common stock for $402.2 million. Under the 2016 program, we have repurchased a total of $968.8 million of common stock and have $31.2 million remaining under this authorization. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock.
We intend to repurchase shares from time-to-time to offset dilution and also may pursue additional repurchases of shares under favorable market conditions. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the fiscal year ended February 1, 2020, we paid $98.3 million of dividends to our stockholders. On March 6, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $0.3125 per share on our common stock and Class B common stock payable on March 27, 2020 to stockholders of record as of the close of business on March 20, 2020.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Cash Flows
Changes in cash and cash equivalents are as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net cash provided by operating activities	$404,612	$712,755	$746,310
Net cash used in investing activities	(129,271)	(198,219)	(485,648)
Net cash used in financing activities	(319,660)	(502,094)	(324,240)
Effect of exchange rate changes on cash and cash equivalents	—	(42)	54
Net (decrease) increase in cash and cash equivalents	$(44,319)	$12,400	$(63,524)

Operating Activities
Cash provided by operating activities consists primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, intangible asset impairments, deferred income taxes and stock-based compensation expense, as well as gains and losses related to the disposal of our assets or subsidiaries. Changes in operating assets and liabilities primarily reflect changes in inventories, accounts payable and income taxes payable / receivable, as well as other working capital changes.
Cash provided by operating activities decreased $308.1 million in fiscal 2019 to $404.6 million due primarily to changes in inventory levels and accounts payable balances, which collectively decreased operating cash flows by $314.9 million. These changes were primarily due to strategic investments in key growth categories including footwear, apparel, baseball and golf.
Investing Activities
Cash used in investing activities was $129.3 million in fiscal 2019, a decrease of $68.9 million compared to fiscal 2018. The current year included proceeds of $40.4 million from our sale of two technology subsidiaries and $45.0 million from the sale of a corporate aircraft, which was partially offset by a $19.2 million increase in gross capital expenditures. The increase in capital spending was driven by store enhancements and technology investments. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 5–Sale of Subsidiaries for additional details related to our sale of two technology subsidiaries.
Financing Activities
Financing activities consist primarily of capital return initiatives, including our share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. The primary reason for the decrease in cash used in financing activities compared to the prior year was an increase in funds drawn on our Credit Facility, which funded strategic inventory investments in key categories. In addition, during fiscal 2019 we paid off the remainder of our term loan, which had a balance of $56.1 million at the end of fiscal 2018. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 7–Deferred Revenue and Other Liabilities for additional details related to our pay down of the term loan.

Contractual Obligations and Commercial Commitments
We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as of February 1, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Revolving credit facility (Note 8) (a)	$224,100	$—	$—	$224,100	$—
Operating lease obligations (Note 9) (b)	3,562,096	652,337	1,189,948	876,342	843,469
Financing lease obligations	3,752	1,103	1,786	863	—
Purchase and other commitments (Note 14) (c)	135,136	56,405	66,646	5,864	6,221
Total contractual obligations (d)	$3,925,084	$709,845	$1,258,380	$1,107,169	$849,690

(a)At February 1, 2020, we had an outstanding balance of $224.1 million on our revolving credit facility. Amounts have been classified in the table above based on its maturity date of June 28, 2024 and do not include future commitment fees, interest expense or other fees as they are variable in nature. Accordingly, we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.
(b)Amounts do not include approximately $152.8 million of minimum future payments for leases which have not yet commenced.
(c)Our primary purchase obligations are for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider, and technology-related and other ordinary course commitments. In the ordinary course of business, we enter into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2019.
(d)Excludes $4.3 million of tax contingencies, including interest and penalties, because we are not able to make reasonably reliable estimates of the period of cash settlement. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11–Income Taxes for additional information.
The Note references above are to the Notes within Part IV. Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.
At February 1, 2020, we have other commercial commitments totaling $16.1 million in the form of standby letters of credit that are currently off-balance sheet. We expect to fund these letters of credit with operating cash flows generated in the normal course of business.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily for purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States of America. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.

Critical Accounting Policies and Use of Estimates
Our significant accounting policies are described in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1–Basis of Presentation and Significant Accounting Policies. Critical accounting policies are those that we believe are both 1) most important to the portrayal of our financial condition and results of operations and 2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of such policies may result in materially different amounts being reported under different conditions or using different assumptions.
We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Inventory Valuation
We value inventory using the lower of weighted average cost and net realizable value, which is generally based on the selling price expectations of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise.
Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at our stores and distribution centers throughout the year. The shrink reserve represents the cumulative loss estimate for each of our locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results.
Business Development Allowances
Business development allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts we expect to receive from vendors for the purchase of merchandise inventories (“vendor allowances”) are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, (“cooperative advertising”) are recorded as a reduction to the related expense in the period that the expense is incurred. We record estimates of earned allowances based on the latest projected purchase volumes and advertising forecasts.
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
Our goodwill impairment test compares the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of an income approach and a market approach. Estimates may differ from actual results due to, among other things, economic conditions, changes to our business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded to reduce the carrying value of the reporting unit to its fair value. As of February 1, 2020, we had no reporting units at risk of impairment.
Similar to our test for impairment of goodwill, the impairment test for indefinite-lived intangible assets involves comparing their estimated fair values to their carrying values. We estimate the fair value of indefinite-lived intangible assets, which are comprised almost entirely of trademarks and trade names, based on an income approach using the relief-from-royalty method, which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from these types of assets. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, we may be exposed to material losses. We recognize an impairment charge when the estimated fair value of the intangible asset is less than its carrying value. During fiscal 2019, we recorded a non-cash pre-tax impairment charge of $28.3 million related to a trademark used in our hunt business.

Impairment of Long-Lived Assets
We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the store level. We use an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over each store’s remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, we make assumptions about key store variables that incorporate local market conditions, including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value.
Self-Insurance
We are self-insured for certain losses related to health, workers' compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claim experience, industry factors, severity factors and other actuarial assumptions.
Stock-Based Compensation
We account for stock-based compensation in accordance with fair value recognition provisions. We use the Black-Scholes pricing model to estimate fair value of our stock options, which requires the input of multiple assumptions, such as the length of time employees will retain their vested stock options before exercising them (“expected term”), the volatility of our common stock price over the expected term and the expected dividend yield. In addition, we estimate the number of awards that will ultimately not complete their vesting requirements (“forfeitures”) and recognize expense for those stock awards expected to vest. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the Consolidated Statements of Income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We maintain our Credit Facility to support potential liquidity and capital needs. Our interest rate under the Credit Facility is benchmarked to, at our option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of February 1, 2020, there were $224.1 million in borrowings outstanding under the Credit Facility. We had no borrowings outstanding at February 2, 2019.
During fiscal 2019 and 2018, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial condition, results of operations or cash flows.
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
Seasonality and Quarterly Results
Our business is subject to seasonal fluctuations. Significant portions of our net sales and profits are realized during the fourth quarter of our fiscal year, which is due in part to the holiday selling season and in part to sales of cold weather sporting goods and apparel. Any decrease in fiscal fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 45 through 69 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of February 1, 2020, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this document.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

To the shareholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2020, of the Company and our report dated March 20, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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
March 20, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)Information relative to Directors of the Company will be set forth under the section entitled “Item 1 - Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”) and is incorporated herein by reference.
(b)Information with respect to Executive Officers of the Company is set forth in Part I, Item 1 “Business.”
(c)Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Stock Ownership” in the 2020 Proxy Statement and is incorporated herein by reference.
(d)The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other executive officers, and has adopted a separate code of ethics that applies to the Board of Directors, the complete text of which are available through the Investor Relations section of the Company’s website at dicks.com/investors. If the Company makes any amendments to either code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company’s website does not form a part of this Annual Report on Form 10-K.
(e)Information on our audit committee and audit committee financial experts will be set forth under the section entitled “Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections entitled “Executive Compensation”, “Compensation Tables”, “Corporate Governance” and “Item 1 - Election of Directors” in the Company’s 2020 Proxy Statement and is incorporated herein by reference. The information under the caption “Executive Compensation - Compensation Committee Report” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required by this Item will be set forth under the caption “Stock Ownership” in the Company’s 2020 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of February 1, 2020, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders (1)	3,063,374	$44.87	5,230,233	(2)
Equity compensation plans not approved by security holders	—		—
Total	3,063,374		5,230,233

(1)Represents outstanding awards pursuant to the Company’s 2012 Stock and Incentive Plan, as amended and restated (the “2012 Plan”). Represents shares of common stock. Shares of Class B Common Stock are not authorized for issuance under the 2012 Plan.
(2)Shares of common stock that are subject to any award (e.g. options, stock appreciation rights, restricted stock, restricted stock units or performance stock) pursuant to the 2012 Plan will count against the aggregate number of shares of common stock that may be issued as one share for every share issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the caption “Certain Relationships and Transactions with Related Persons” and “Corporate Governance - How does the Board determine which directors are considered independent?” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 41 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 77 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
(3)Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 71 to 74 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective February 3, 2019, the Company has changed its method of accounting for leases due to the adoption of the new lease accounting standard. The Company adopted the new lease standard using the modified retrospective approach.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory valuation— Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company's inventory to be exposed to obsolescence or slow-moving merchandise. During the fourth quarter of 2019, the Company performed a strategic review of its hunt business, referred to as the hunt restructuring, which resulted in a $13.1 million write-down of inventory. Inventories, net and the inventory valuation reserve at February 1, 2020, totaled $2.2 billion and $57.8 million, respectively.

We identified the inventory valuation reserve as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimates and assumptions due to the subjective nature of the estimate described above.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory valuation reserve included the following, among others:
•We tested the effectiveness of controls over the inventory valuation reserve process, including controls over the inputs that are used in management’s estimate.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the inventory valuation reserve, which included consideration of recent changes in the Company’s strategic merchandise categories.
•We evaluated the appropriateness of specific inputs supporting management’s estimate, including the age of on-hand inventory levels, historic inventory trends, and projected sales and gross margin rates used in the forecasted periods.
•We evaluated the appropriateness of the methodology and specific inputs supporting management’s write-down of inventory related to the hunt restructuring.
•We evaluated management’s calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company’s reserve calculation.
•We compared actual inventory sold below cost in recent years to the inventory valuation reserve estimated by the Company in recent years to evaluate management’s ability to accurately estimate the inventory valuation reserve.

Intangible Asset Impairment— Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company has recorded intangible assets consisting primarily of trademarks and acquired trade names with indefinite lives. As of February 1, 2020, the carrying value of the indefinite-lived intangible assets is $82.7 million. Included in this amount is a brand trademark indefinite-lived intangible asset related to the hunt business. The Company's evaluation of indefinite-lived intangible assets for impairment involves the comparison of the estimated fair value to the carrying value. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value. During fiscal 2019, the Company recorded an impairment charge of $28.3 million related to a trademark used in its hunt business.

We identified the brand trademark intangible asset impairment as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of this asset to record the impairment charge. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of sales projections and growth and the selection of the royalty rate and discount rate for the brand trademark intangible asset.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of sales projections and growth and the selection of the royalty rate and discount rate for the brand trademark intangible asset impairment test included the following, among others:
•We tested the effectiveness of controls over the valuation of the brand trademark intangible asset impairment test, including management’s controls over estimates of sales projections and growth and the selection of the royalty rate and discount rate.
•We assessed the reasonableness of management’s estimates of sales projections and growth and compared the projections for consistency to the Company’s strategic plans and initiatives.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) royalty rate, and (3) discount rate by:
–Evaluating whether the valuation methodology is appropriate in accordance with generally accepted valuation principles in the circumstances and whether the methodology used for determining fair value is applied consistently with the preceding periods.
–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
–Evaluating the selected royalty rate based on comparable market data and the Company’s projected earnings before interest and taxes.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated whether the estimates of sales projections and growth and earnings before interest and taxes were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
Pittsburgh, PA
March 20, 2020
We have served as the Company's auditor since 1998.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	$8,750,743	$8,436,570	$8,590,472
Cost of goods sold, including occupancy and distribution costs	6,196,185	5,998,788	6,101,412
GROSS PROFIT	2,554,558	2,437,782	2,489,060
Selling, general and administrative expenses	2,173,677	1,986,576	1,982,363
Pre-opening expenses	5,268	6,473	29,123
INCOME FROM OPERATIONS	375,613	444,733	477,574
Gain on sale of subsidiaries	(33,779)	—	—
Interest expense	17,012	10,248	8,047
Other (income) expense	(15,324)	2,565	(31,810)
INCOME BEFORE INCOME TAXES	407,704	431,920	501,337
Provision for income taxes	110,242	112,056	177,892
NET INCOME	$297,462	$319,864	$323,445
EARNINGS PER COMMON SHARE:
Basic	$3.40	$3.27	$3.02
Diluted	$3.34	$3.24	$3.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	87,502	97,743	106,977
Diluted	89,066	98,781	107,586

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
NET INCOME	$297,462	$319,864	$323,445
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	—	(42)	54
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	—	(42)	54
COMPREHENSIVE INCOME	$297,462	$319,822	$323,499

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	February 1, 2020	February 2, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,334	$113,653
Accounts receivable, net	53,173	37,970
Income taxes receivable	5,762	6,135
Inventories, net	2,202,275	1,824,696
Prepaid expenses and other current assets	79,472	139,944
Total current assets	2,410,016	2,122,398
Property and equipment, net	1,415,728	1,565,271
Operating lease assets	2,313,846	—
Intangible assets, net	94,768	130,166
Goodwill	245,857	250,476
OTHER ASSETS:
Deferred income taxes	14,412	13,243
Other	133,933	105,595
Total other assets	148,345	118,838
TOTAL ASSETS	$6,628,560	$4,187,149
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,001,589	$889,908
Accrued expenses	415,501	364,342
Operating lease liabilities	422,970	—
Income taxes payable	10,455	20,142
Deferred revenue and other liabilities	225,959	230,247
Total current liabilities	2,076,474	1,504,639
LONG-TERM LIABILITIES:
Revolving credit borrowings	224,100	—
Long-term operating lease liabilities	2,453,346	—
Deferred income taxes	9,187	11,776
Other long-term liabilities	133,855	766,573
Total long-term liabilities	2,820,488	778,349
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share, authorized shares 200,000,000; 111,736,741 issued and 59,255,731 outstanding at February 1, 2020; 110,734,156 issued and 69,304,874 outstanding at February 2, 2019	593	693
Class B common stock, par value $0.01 per share, authorized shares 40,000,000; 24,291,123 issued and outstanding at February 1, 2020; 24,541,123 issued and outstanding at February 2, 2019	243	245
Additional paid-in capital	1,253,867	1,214,287
Retained earnings	2,645,281	2,455,192
Accumulated other comprehensive loss	(120)	(120)
Treasury stock, at cost, 52,481,010 and 41,429,482 at February 1, 2020 and February 2, 2019, respectively	(2,168,266)	(1,766,136)
Total stockholders' equity	1,731,598	1,904,161
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,628,560	$4,187,149

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, January 28, 2017	85,620	$856	24,711	$247	$1,130,830	$1,956,066	$(132)	$(1,158,378)	$1,929,489
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	—	—	(1,744)	—	—	(1,744)
Exercise of stock options	582	6	—	—	16,552	—	—	—	16,558
Restricted stock vested	360	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(122)	(1)	—	—	(5,840)	—	—	—	(5,841)
Net income	—	—	—	—	—	323,445	—	—	323,445
Stock-based compensation	—	—	—	—	36,239	—	—	—	36,239
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	54	—	54
Purchase of shares for treasury	(8,122)	(81)	—	—	—	—	—	(284,502)	(284,583)
Cash dividends declared, $0.68 per common share	—	—	—	—	—	(72,116)	—	—	(72,116)
BALANCE, February 3, 2018	78,318	$783	24,711	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	170	2	(170)	(2)	—	—	—	—	—
Restricted stock vested	549	5	—	—	(5)	—	—	—	—
Minimum tax withholding requirements	(160)	(1)	—	—	(5,427)	—	—	—	(5,428)
Net income	—	—	—	—	—	319,864	—	—	319,864
Stock-based compensation	—	—	—	—	41,941	—	—	—	41,941
Foreign currency translation adjustment, net of taxes of $13	—	—	—	—	—	—	(42)	—	(42)
Purchase of shares for treasury	(9,572)	(96)	—	—	—	—	—	(323,256)	(323,352)
Cash dividends declared, $0.90 per common share	—	—	—	—	—	(90,811)	—	—	(90,811)
BALANCE, February 2, 2019	69,305	$693	24,541	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	250	2	(250)	(2)	—	—	—	—	—
Exercise of stock options	144	1	—	—	5,564	—	—	—	5,565
Restricted stock vested	853	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(244)	(2)	—	—	(9,468)	—	—	—	(9,470)
Net income	—	—	—	—	—	297,462	—	—	297,462
Stock-based compensation	—	—	—	—	43,493	—	—	—	43,493
Purchase of shares for treasury	(11,052)	(110)	—	—	—	—	—	(402,130)	(402,240)
Cash dividends declared, $1.10 per common share	—	—	—	—	—	(99,420)	—	—	(99,420)
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$297,462	$319,864	$323,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	270,448	244,764	242,978
Impairment of trademark	28,296	—	—
Deferred income taxes	(1,160)	(5,258)	42,453
Stock-based compensation	43,493	41,941	36,239
Gain on sale of subsidiaries	(33,779)	—	—
Changes in assets and liabilities:
Accounts receivable	400	16,215	(208)
Inventories	(377,579)	(94,131)	(71,751)
Prepaid expenses and other assets	6,401	10,980	(29,072)
Accounts payable	94,202	125,632	124,628
Accrued expenses	37,826	21,372	13,597
Income taxes payable / receivable	(9,314)	7,964	(39,347)
Deferred construction allowances	37,959	27,730	101,712
Deferred revenue and other liabilities	9,957	(4,318)	1,636
Net cash provided by operating activities	404,612	712,755	746,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(217,461)	(198,219)	(474,347)
Proceeds from sales of other assets	49,103	—	—
Proceeds from sale of subsidiaries, net of cash sold	40,387	—	—
Acquisitions, net of cash acquired	—	—	(8,957)
Deposits and purchases of other assets	(1,300)	—	(2,344)
Net cash used in investing activities	(129,271)	(198,219)	(485,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	2,263,550	1,875,400	2,742,800
Revolving credit repayments	(2,039,450)	(1,875,400)	(2,742,800)
Proceeds from term loan	—	—	62,492
Payments on other long-term debt and finance lease obligations	(56,851)	(5,242)	(2,531)
Proceeds from exercise of stock options	5,565	—	16,558
Minimum tax withholding requirements	(9,470)	(5,428)	(5,841)
Cash paid for treasury stock	(402,240)	(323,352)	(284,583)
Cash dividends paid to stockholders	(98,312)	(89,273)	(73,099)
Increase (decrease) in bank overdraft	17,548	(78,799)	(37,236)
Net cash used in financing activities	(319,660)	(502,094)	(324,240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(42)	54
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,319)	12,400	(63,524)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,653	101,253	164,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,334	$113,653	$101,253
Supplemental disclosure of cash flow information:
Accrued property and equipment	$32,746	$18,937	$29,834
Cash paid during the fiscal year for interest	$16,362	$9,317	$8,598
Cash paid during the fiscal year for income taxes	$123,698	$114,018	$185,798

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Operations
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through its dedicated teammates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream stores, as well as GameChanger, a youth sports mobile app used for scheduling, communications and live scorekeeping. The Company offers its products through a content-rich eCommerce platform that is integrated with its store network and provides athletes with the convenience and expertise of a 24-hour storefront.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to the end of January. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal years 2019, 2018 and 2017 ended on February 1, 2020, February 2, 2019 and February 3, 2018, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2017, which included 53 weeks.
Principles of Consolidation
The Consolidated Financial Statements include DICK’S Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to prior year amounts within the Consolidated Balance Sheets and Statements of Cash Flows to conform to the current year presentation.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At February 1, 2020, the Company held only cash. At February 2, 2019, the Company held cash equivalents of approximately $33.8 million that were valued as Level 1 investments.
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 1, 2020 and February 2, 2019 include $54.0 million and $36.4 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
Accounts Receivable
Accounts receivable consist principally of amounts due from vendors and landlords. The Company’s allowance for doubtful accounts totaled $3.0 million at both February 1, 2020 and February 2, 2019.
Inventories
Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $131.7 million and $113.3 million at February 1, 2020 and February 2, 2019, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Property and Equipment
Property and equipment are recorded at cost and include finance leases. Renewals and betterments are capitalized. Repairs and maintenance are expensed as incurred.
Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Computer software	3-10 years

For leasehold improvements and property and equipment under finance lease agreements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made after lease commencement are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. The Company recognized depreciation expense of $307.2 million, $285.8 million and $273.7 million, respectively, or $249.1 million, $223.2 million and $214.9 million in fiscal 2019, 2018 and 2017, respectively, net of tenant allowances.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets and assesses whether the carrying values have been impaired whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus eventual net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. The related impairment expense is recorded within selling, general and administrative expenses on the Consolidated Statements of Income.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The Company assesses the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred.
The Company’s goodwill impairment test compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of the income approach, by using a discounted cash flow model, and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge to selling, general and administrative expenses is recorded to reduce the carrying value to the fair value. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management.
Intangible Assets
Intangible assets consist of both indefinite-lived and finite-lived assets. A majority of the Company’s intangible assets are indefinite-lived, consisting primarily of trademarks and acquired trade names, which the Company tests annually for impairment or whenever circumstances indicate that a decline in value may have occurred using Level 3 inputs. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method.
The Company’s finite-lived intangible assets consist primarily of customer lists and other acquisition-related assets. Finite-lived intangible assets are amortized over their estimated useful economic lives and are reviewed for impairment when factors indicate that an impairment may have occurred. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than its carrying value.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pre-opening Expenses
Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening.
Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted shares of common stock, restricted stock units and warrants.
Stock-Based Compensation
The Company has the ability to grant restricted shares of common stock, restricted stock units and stock options to purchase common stock under the DICK’S Sporting Goods, Inc. 2012 Stock and Incentive Plan, as Amended and Restated (the “2012 Plan”). The Company records stock-based compensation expenses based on the fair value of stock awards at the grant date and recognizes the expense over the employees’ service periods.
Income Taxes
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
Revenue Recognition
Sales Transactions
Revenue is recognized upon satisfaction of all contractual performance obligations and transfer of control to the customer and is measured as the amount of consideration to which the Company expects to be entitled to in exchange for corresponding goods or services. Substantially all of the Company’s sales are single performance obligation arrangements for retail sale transactions for which the transaction price is equivalent to the stated price of the product or service, net of any stated discounts applicable at a point in time. Each sales transaction results in an implicit contract with the customer to deliver a product or service at the point of sale. Revenue from retail sales is recognized at the point of sale. Sales tax amounts collected from customers that are assessed by a governmental authority are excluded from revenue.
Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. Shipping and handling activities occurring subsequent to the transfer of control to the customer are accounted for as fulfillment costs rather than as a promised service. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.
Deferred Revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon the redemption of the cards. These cards have no expiration date. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. During the fiscal years ended February 1, 2020 and February 2, 2019, the Company recognized $17.4 million and $13.6 million of gift card breakage revenue, respectively, and experienced approximately $82.0 million and $81.9 million of gift card redemptions that were included in its gift card liability as of February 2, 2019 and February 3, 2018, respectively. Based on the Company’s historical experience, the majority of gift card revenue is recognized within twelve months of deferral.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. The Company estimates the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Based on the Company’s customer loyalty program policies, the majority of program points earned are redeemed or expire within twelve months. See Note 7–Deferred Revenue and Other Liabilities for additional information regarding the amount of these liabilities at February 1, 2020 and February 2, 2019.
Net sales by category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in millions):

	Fiscal Year
	2019	2018	2017
Hardlines (1)	$3,695.2	$3,632.1	$3,887.0
Apparel	3,109.0	2,962.4	2,920.3
Footwear	1,811.4	1,719.5	1,694.6
Other (2)	135.1	122.6	88.6
Total net sales	$8,750.7	$8,436.6	$8,590.5

1.Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.
2.Includes the Company’s non-merchandise sales categories, including in-store services, shipping revenues and credit card processing revenues.
Cost of Goods Sold
Cost of goods sold includes: the cost of merchandise (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost or net realizable value); freight; distribution; shipping; and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, operating costs associated with the Company’s internal eCommerce platform, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating the Company’s Customer Support Center (“CSC”).
Advertising Costs
Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $338.7 million, $322.2 million and $330.1 million for fiscal 2019, 2018 and 2017, respectively.
Business Development Allowances
Business development allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors for the purchase of merchandise inventories (“vendor allowances”) are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising (“cooperative advertising”), are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts.
Segment Information
The Company is a specialty omni-channel retailer that offers a broad range of products in its specialty retail stores, which are primarily located in the eastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customer and method of distribution, the Company’s operating segments are aggregated within one reportable segment. Refer to Revenue Recognition within this Note for additional disclosure of net sales by merchandise category.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Construction Allowances
All of the Company’s store locations are leased. The Company may receive reimbursement from a landlord for some of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances, construction allowances or landlord reimbursements (“construction allowances”).
The Company’s accounting for construction allowances differs if the Company is deemed to have control of the underlying asset prior to commencement of the lease. In instances when the Company is not deemed to have control of the underlying asset prior to lease commencement, reimbursement from a landlord for tenant improvements is classified as a lease incentive and included as a reduction to the related operating lease asset on the Consolidated Balance Sheets. The incentive is amortized as part of operating lease expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in deferred construction allowances.
In cases where the Company is deemed to have control of the underlying asset prior to lease commencement, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is included within deferred revenue and other liabilities on the Consolidated Balance Sheets and deferred and amortized as rent expense on a straight-line basis over the term of the lease. The Company reports the amount of cash received for the construction allowance as construction allowance receipts within the financing activities section of its Consolidated Statements of Cash Flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as proceeds from sale leaseback transactions within the investing activities section of its Consolidated Statements of Cash Flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.
Leases
The Company determines whether a contract is or contains a lease at contract inception. Beginning in fiscal 2019, operating lease assets and operating lease liabilities are recognized at the lease’s commencement date based on the present value of remaining fixed lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at a lease’s commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made, net of lease incentives, and incurred initial direct costs.
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
Recently Adopted Accounting Pronouncements and Transition
Revenue Recognition
On February 4, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) using the modified retrospective approach for all contracts not completed as of the adoption date. Financial results for reporting periods beginning after February 3, 2018 are presented in accordance with Topic 606, while prior periods will continue to be reported in accordance with our pre-adoption accounting policies. Accordingly, the fiscal 2017 financial statements have not been adjusted to conform to Topic 606.
The primary impact to the Company’s accounting policies of adopting Topic 606 relates to the timing of revenue recognition for gift card breakage. Gift card breakage prior to adoption was recognized at the point gift card redemption was deemed remote. As a result of the adoption of Topic 606, the Company recognizes gift card breakage over time in proportion to the pattern of rights exercised by the customer. This change in accounting policy was accounted for through a cumulative effect adjustment to increase beginning retained earnings during the first quarter of fiscal 2018. The Company reclassified $27.7 million from deferred revenue and other liabilities resulting in a cumulative effect adjustment of $20.5 million, net of tax, to retained earnings on the Company’s Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity. Additionally, the adoption of Topic 606 resulted in insignificant financial statement presentation reclassifications related to our customer loyalty program and our sales return reserve.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In addition, the Company elected the practical expedient within Topic 606 related to sales taxes that are assessed by a governmental authority, which allows for the exclusion of sales tax from the transaction price. The Company also elected the practical expedient within Topic 606 related to shipping and handling costs, which allows for shipping and handling activities occurring subsequent to the transfer of control to the customer to be accounted for as fulfillment costs rather than a promised service.
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which required an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about an entity’s leasing arrangements. ASU 2016-02 was effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which affected certain aspects of the previously issued guidance. Amendments included an additional transition option that allowed entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors.
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
Adoption of these standards did not materially affect our consolidated net income or cash flows, but resulted in the recognition of $2.5 billion of lease assets and $3.1 billion of lease liabilities as of February 3, 2019. In connection with the adoption, pre-existing liabilities for deferred rent and various lease incentives were reclassified as a component of the lease assets. Accordingly, the Company recorded an $8.0 million adjustment to opening retained earnings, primarily resulting from the impairment of lease assets recognized at adoption. Refer to Note 9–Leases for additional information.
Recently Issued Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impacts of adoption on the Company’s Consolidated Financial Statements.
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Management does not expect that the adoption of this guidance will have a significant impact on the Company’s Consolidated Financial Statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Earnings per Common Share

The computations for basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Fiscal Year Ended
	2019	2018	2017
Earnings per common share - Basic:
Net income	$297,462	$319,864	$323,445
Weighted average common shares outstanding - basic	87,502	97,743	106,977
Earnings per common share	$3.40	$3.27	$3.02
Earnings per common share - Diluted:
Net income	$297,462	$319,864	$323,445
Weighted average common shares outstanding - basic	87,502	97,743	106,977
Dilutive effect of stock-based awards	1,564	1,038	609
Weighted average common shares outstanding - diluted	89,066	98,781	107,586
Earnings per common share	$3.34	$3.24	$3.01

Anti-dilutive stock-based awards excluded from diluted calculation	2,990	3,519	3,693

3. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods presented below (in thousands):

	2019	2018
Buildings and land	$322,618	$320,243
Leasehold improvements	1,671,782	1,613,663
Furniture, fixtures and equipment	1,148,670	1,172,380
Computer software	424,584	393,535
Total property and equipment	3,567,654	3,499,821
Less: accumulated depreciation and amortization	(2,151,926)	(1,934,550)
Net property and equipment	$1,415,728	$1,565,271

The amounts above include construction in progress of $44.7 million and $74.3 million for fiscal 2019 and 2018, respectively.

4. Goodwill and Intangible Assets

Goodwill
The following table summarizes changes in the carrying amount of goodwill, which is reported net of $111.3 million in accumulated impairments in each period, for the fiscal periods presented (in thousands):

	2019	2018
Goodwill, balance at beginning of year	$250,476	$250,476
Sale of subsidiaries	(4,619)	—
Goodwill, balance at end of year	$245,857	$250,476

No impairment charges were recorded against goodwill in fiscal 2019, 2018 or 2017.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Intangible Assets
The components of intangible assets were as follows as of the end of the fiscal years presented (in thousands):

	2019		2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$60,910	$—	$89,206	$—
Trade names (indefinite-lived)	15,660	—	16,031	—
Customer lists	18,195	(9,176)	21,166	(7,774)
Acquired technology and other finite-lived intangible assets	20,634	(17,551)	26,901	(21,160)
Other indefinite-lived intangible assets	6,096	—	5,796	—
Total intangible assets	$121,495	$(26,727)	$159,100	$(28,934)

The Company had indefinite-lived and finite-lived intangible assets, net of accumulated amortization, of $82.7 million and $12.1 million, respectively, as of February 1, 2020 and $111.0 million and $19.1 million, respectively, as of February 2, 2019. In connection with the Company’s hunt restructuring, which is described further in Note 15–Fair Value Measurements, the Company recorded a $28.3 million non-cash impairment charge to reduce the carrying value of a trademark associated with its hunting business to its estimated fair value. The impairment charge is included within selling, general and administrative expenses on the Consolidated Statement of Income.
In connection with the sale of two of its technology subsidiaries in the third quarter of fiscal 2019, the Company disposed of goodwill and intangible assets, net of accumulated amortization, of $4.6 million and $2.1 million, respectively. See Note 5–Sale of Subsidiaries for additional details.
Amortization of the Company’s finite-lived intangible assets was $5.3 million in fiscal 2019 and $6.4 million in each of fiscal 2018 and 2017.
The Company expects to recognize amortization expense on existing finite-lived intangible assets over the next five years as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2020	$4,209
2021	3,684
2022	2,474
2023	1,544
2024	191
Total	$12,102

5.  Sale of Subsidiaries

On August 22, 2019, the Company sold two of its technology subsidiaries, Blue Sombrero and Affinity Sports, to Stack Sports for $45.0 million, or proceeds of $40.4 million, net of cash sold. In connection with the sale, the Company entered into a long-term strategic partnership agreement pursuant to which it will serve as the official retailer of Stack Sports. Stack Sports has no affiliation with Edward W. Stack, the Company’s Chairman and Chief Executive Officer. The sale resulted in a pre-tax gain of $33.8 million, which is included in gain on sale of subsidiaries in the Consolidated Statements of Income.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods presented (in thousands):

	2019	2018
Accrued payroll, withholdings and benefits	$203,200	$166,039
Accrued real estate taxes, utilities and other occupancy costs	67,354	72,727
Accrued property and equipment	32,756	19,094
Accrued sales tax	21,214	18,576
Other	90,977	87,906
Total accrued expenses	$415,501	$364,342

7. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods presented (in thousands):

	2019	2018
Current:
Deferred gift card revenue	$159,417	$156,457
Customer loyalty program	32,955	32,367
Term loan	—	4,523
Other	33,587	36,900
Total current deferred revenue and other liabilities	$225,959	$230,247
Long-term:
Deferred construction allowances	$—	$505,767
Deferred rent, including pre-opening rent	—	98,808
Deferred compensation	99,686	77,324
Term loan	—	51,562
Other	34,169	33,112
Total other long-term liabilities	$133,855	$766,573

Adoption of ASU 2016-02
As discussed in Note 1, the Company adopted ASU 2016-02 and all related amendments on the first day of fiscal 2019. In connection with the adoption, deferred construction allowances, deferred rent and other lease-related balances were reclassified as a component of the operating lease assets.
Term Loan
On August 18, 2017, the Company financed the purchase of a corporate aircraft through a loan with Bank of America Leasing & Capital, LLC (“BOA”) with a fixed interest rate of 3.41% payable in increments of $4.5 million annually through December 2024 and a balloon payment of $29.3 million (the “BOA Loan”) at maturity. In connection with the Company’s sale of the related aircraft in the fourth fiscal quarter of 2019, the BOA Loan was repaid in full without a prepayment penalty.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Revolving Credit Facility

On June 28, 2019, the Company amended its existing $1.25 billion senior secured revolving credit facility to extend the maturity date to June 28, 2024 and increase the borrowing capacity to $1.6 billion, which includes a maximum amount of $150.0 million to be issued in the form of letters of credit (the “Credit Facility”). The Credit Facility allows the Company, upon the satisfaction of certain conditions, to request an increase of up to $500.0 million in borrowing availability, subject to existing or new lenders agreeing to provide such additional revolving commitments. The Credit Facility is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company’s domestic subsidiaries.
The annual interest rates applicable to loans under the Credit Facility are equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The applicable margin percentage for base rate loans is 0.125% to 0.375% and for adjusted LIBOR rate loans is 1.125% to 1.375%, depending on the Company’s borrowing availability.
The Credit Facility contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Facility also contains certain covenants that could, within specific predefined circumstances, limit the Company’s ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company’s assets. Other than in certain limited conditions, the Company is permitted under the Credit Facility to continue to pay dividends and repurchase shares pursuant to its stock repurchase program. As of February 1, 2020, the Company was in compliance with the terms of the Credit Facility.
The table below presents selected Credit Facility information as of the end of the following fiscal years (in thousands):

	2019	2018
Outstanding borrowings under Credit Facility	$224,100	$—
Remaining borrowing capacity under Credit Facility	$1,359,769	$1,233,869
Outstanding letters of credit under Credit Facility	$16,131	$16,131

9. Leases

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
The components of lease cost for the current fiscal year were as follows (in thousands):

2019
Operating lease cost	$590,381
Short-term lease cost	7,579
Variable lease cost	119,452
Sublease income	(5,135)
Total lease cost	$712,277

Prior to the adoption of ASU 2016-02, Leases (Topic 842), rent expense under operating leases totaled $530.9 million and $532.7 million in fiscal 2018 and fiscal 2017, respectively.
Supplemental cash flow information related to operating leases for fiscal 2019 were as follows (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$655,679
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$244,153

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Supplemental balance sheet information related to operating leases as of February 1, 2020 were as follows:

Weighted average remaining lease term for operating leases	6.71 years
Weighted average discount rate for operating leases	6.57%

Future maturities of operating lease liabilities as of February 1, 2020 were as follows (in thousands):

Fiscal Year
2020	$652,337
2021	623,352
2022	566,596
2023	486,424
2024	389,918
Thereafter	843,469
Total future undiscounted lease payments	3,562,096
Less: imputed interest	(685,780)
Total reported lease liability	$2,876,316

The Company has entered into operating leases, primarily related to future store locations, that have not yet commenced. As of February 1, 2020, the future minimum payments on these leases approximated $152.8 million.
The Company acts as sublessor on several operating leases. As of February 1, 2020, total future minimum rentals under non-cancellable subleases approximated $56.9 million.

10. Stockholders' Equity

Common Stock, Class B Common Stock and Preferred Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, par value $0.01 per share, and the issuance of 40,000,000 shares of Class B common stock, par value $0.01 per share. In addition, the Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock.
Holders of common stock generally have rights identical to holders of Class B common stock, except that holders of common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. A related party, relatives of the related party and their trusts hold all outstanding Class B common stock, which can only be held by members of this group. Class B common shares are not publicly tradable. Each share of Class B common stock can be converted at any time into one share of common stock at the holder’s option.
Dividends per Common Share
The Company declared and paid aggregate cash dividends of $1.10, $0.90 and $0.68 per share of common stock and Class B common stock during fiscal 2019, 2018 and 2017, respectively.
Treasury Stock
The Company’s Board of Directors authorized a five-year $1 billion share repurchase program on March 16, 2016 (the “2016 program”). The Company repurchased shares under the 2016 program as follows for the fiscal years presented (in thousands):

	Fiscal Year
	2019	2018	2017
Shares of common stock repurchased	11,052	9,572	8,122
Cash paid for treasury stock	$402,240	$323,352	$284,583

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of February 1, 2020, the Company had $31.2 million remaining under the 2016 program.
On June 12, 2019, the Company’s Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of its common stock. The Company has not repurchased any shares under this program to date.

11. Income Taxes

Recent Legislation
On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”), which, among other things lowered the U.S. corporate statutory income tax rate from 35% to 21%, eliminated certain deductible items and added other deductible items for corporations, imposed a tax on unrepatriated foreign earnings and eliminated U.S. taxes on most future foreign earnings. As a result of the Tax Act, the Company recorded a provisional income tax charge of $6.0 million in fiscal 2017 related to the deemed repatriation of accumulated but undistributed earnings of foreign operations and a provisional income tax benefit of $5.3 million related to the re-measurement of the Company’s net deferred tax liability. The tax owed on the Company’s deemed repatriation resulting from the Tax Act is payable in uneven annual installments through 2025. Accordingly, $4.7 million of the tax on undistributed foreign earnings not payable within the next 12 months is presented within other long-term liabilities on the Consolidated Balance Sheet. Additionally, the Tax Act includes a provision designed to tax Global Intangible Low Tax Income (“GILTI”) earned by non-U.S. corporate subsidiaries of large U.S. shareholders starting in 2018. The Company has elected to account for any future GILTI tax liabilities as period costs and will expense those liabilities in the period incurred.
Provision for Income Taxes
The components of the provision for income taxes are as follows for the fiscal years presented (in thousands):

	2019	2018	2017
Current:
Federal	$87,263	$94,729	$114,443
State	24,139	22,585	20,996
Total current provision	111,402	117,314	135,439
Deferred:
Federal	(606)	(3,943)	38,805
State	(554)	(1,315)	3,648
Total deferred provision	(1,160)	(5,258)	42,453
Total provision	$110,242	$112,056	$177,892

The Company’s effective income tax rate differs from the federal statutory rate as follows for the fiscal years presented:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	33.7%
State tax, net of federal benefit	4.6%	3.8%	3.3%
Valuation allowance	—%	—%	(0.8)%
Other permanent items	1.4%	1.1%	(0.7)%
Effective income tax rate	27.0%	25.9%	35.5%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Components of deferred tax assets (liabilities) consist of the following as of the end of the fiscal years presented (in thousands):

	2019	2018
Operating lease liabilities	$756,660	$—
Inventory	43,499	35,487
Employee benefits	38,554	33,591
Deferred rent	—	27,648
Stock-based compensation	19,494	19,005
Gift cards	14,044	14,458
Deferred revenue currently taxable	2,450	7,263
Store closing expense	119	1,178
Other accrued expenses not currently deductible for tax purposes	6,343	5,895
Net operating loss carryforward	1,207	2,056
Non income-based tax reserves	3,675	5,464
Capital loss carryforward	922	922
Uncertain income tax positions	905	1,218
Insurance	2,175	2,298
Other	924	120
Total deferred tax assets	890,971	156,603
Operating lease assets	(597,553)	—
Property and equipment	(232,832)	(115,726)
Inventory valuation	(40,049)	(26,871)
Intangibles	(7,518)	(5,068)
Prepaid expenses	(3,928)	(3,723)
Other	(3,866)	(3,748)
Total deferred tax liabilities	(885,746)	(155,136)
Net deferred tax asset	$5,225	$1,467

The deferred tax asset from net operating loss carryforwards of $1.2 million represents approximately $2.8 million of federal net operating losses, which expire in 2036, and $9.9 million of state net operating losses, which expire in 2034. In 2019, of the $5.2 million net deferred tax asset, approximately $14.4 million is included within other long-term assets and approximately $9.2 million is included within other long-term liabilities on the Consolidated Balance Sheet. In 2018, of the $1.5 million net deferred tax asset, $13.2 million was included within other long-term assets and $11.8 million was included within other long-term liabilities.
The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis related to its investments in foreign subsidiaries. It is the Company’s intention to permanently reinvest the earnings from foreign subsidiaries outside the United States. Under the Tax Act, the associated transition tax resulted in the elimination of the excess of the amount of financial reporting basis over the tax basis in the foreign subsidiaries and subjected $66.6 million of undistributed foreign earnings to tax. An actual repatriation from the Company’s international subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs and accordingly does not provide for foreign withholding taxes and U.S. state taxes.
As of February 1, 2020, the Company’s total liability for uncertain tax positions, including related interest and penalties, was approximately $4.3 million.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unrecognized Tax Benefits
The following table provides a reconciliation of the Company’s total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2019	2018	2017
Beginning of fiscal year	$4,318	$8,047	$8,293
Increases as a result of tax positions taken in a prior period	422	456	124
Decreases as a result of tax positions taken in a prior period	(1,532)	(411)	(142)
Decreases as a result of settlements during the current period	(422)	(2,977)	(228)
Reductions as a result of a lapse of statute of limitations during the current period	—	(797)	—
End of fiscal year	$2,786	$4,318	$8,047
The balance at February 1, 2020 includes $2.2 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.
As of February 1, 2020, the liability for uncertain tax positions includes $1.5 million for the accrual of interest. During fiscal 2019, 2018 and 2017, the Company recorded $0.3 million, $0.3 million and $0.4 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company has ongoing federal, state and local examinations, and it is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that $2.0 million of the Company’s gross unrecognized tax benefits and interest at February 1, 2020 could be recognized within the next 12 months. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2020.
Audits
The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2017 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2015.

12. Stock-Based Compensation

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the 2012 Plan. As of February 1, 2020, there were 5,230,233 shares of common stock available for the future issuance of awards pursuant to the 2012 Plan.
The following table provides total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2019	2018	2017
Stock option expense	$6,286	$7,147	$8,686
Restricted stock expense	37,207	34,794	27,553
Total stock-based compensation expense	$43,493	$41,941	$36,239
Total related tax benefit	$9,620	$9,104	$12,130

Stock Options
Stock options are generally granted on an annual basis, vest 25% per year over four years and have a seven-year contractual life. When options are exercised, the Company issues new shares of common stock.
The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Stock options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following assumptions were used in the Black-Scholes option valuation model for awards granted in the fiscal years presented:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2019	2018	2017
Expected term (years) (1)	5.39	5.20	5.47
Expected volatility (2)	35.15% - 38.40%	33.15% - 37.41%	29.24% - 33.86%
Weighted average volatility	35.75%	34.61%	30.52%
Risk-free interest rate (3)	1.39% - 2.43%	2.55% - 3.04%	1.70% - 2.25%
Expected dividend yield	2.31% - 3.25%	2.40% - 2.82%	1.30% - 2.78%
Weighted average grant date fair value	$10.59	$9.02	$11.98

(1)Represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.
(2)Based on the historical volatility of the Company’s common stock over a time frame consistent with the expected life of the stock options.
(3)Based on the implied yield available on U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the stock options.
The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.
Stock option activity for the last three fiscal years is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 28, 2017	3,561,085	$46.71	3.88	$22,638
Granted	786,246	45.28
Exercised	(582,022)	28.43
Forfeited / Expired	(635,360)	50.60
Outstanding, February 3, 2018	3,129,949	$48.97	4.08	$389
Granted	881,334	34.18
Forfeited / Expired	(880,856)	45.96
Outstanding, February 2, 2019	3,130,427	$45.65	4.07	$1,783
Granted	605,574	38.58
Exercised	(144,275)	38.59
Forfeited / Expired	(528,352)	43.97
Outstanding, February 1, 2020	3,063,374	$44.87	3.88	$10,254
Exercisable, February 1, 2020	1,630,803	$49.79	2.65	$1,594
Vested and expected to vest, February 1, 2020	2,907,149	$45.25	3.78	$9,159
The aggregate intrinsic value reported in the table above is based on the Company’s closing stock prices for the last business day of the period indicated. The intrinsic value for stock options exercised during fiscal 2019 and fiscal 2017 totaled $1.0 million and $10.7 million, respectively. No stock options were exercised in fiscal 2018.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value of options that vested during 2019, 2018 and 2017 totaled $7.0 million, $8.1 million and $9.6 million, respectively.
Nonvested stock option activity for the year ended February 1, 2020 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, February 2, 2019	1,618,847	$11.09
Granted	605,574	10.59
Vested	(567,585)	12.33
Forfeited	(224,265)	9.34
Nonvested, February 1, 2020	1,432,571	$10.66

As of February 1, 2020, unrecognized stock-based compensation expense from nonvested stock options was approximately $8.9 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Additional information regarding stock options outstanding as of February 1, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$24.48 - $34.05	646,237	5.24	$33.52	141,071	$33.34
$35.22 - $45.67	631,453	5.88	39.02	60,213	43.47
$46.29 - $47.09	711,627	2.52	46.93	572,479	46.89
$47.64 - $55.29	682,696	3.11	51.12	471,438	51.97
$55.49 - $58.86	391,361	2.24	58.43	385,602	58.42
$24.48 - $58.86	3,063,374	3.88	$44.87	1,630,803	$49.79

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee’s continuing employment as of that date.
Restricted stock activity for the last three fiscal years is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 28, 2017	2,360,040	$50.64
Granted	2,228,573	41.47
Vested	(359,956)	54.13
Forfeited	(624,420)	49.38
Nonvested, February 3, 2018	3,604,237	$44.84
Granted	1,616,600	33.96
Vested	(549,293)	49.88
Forfeited	(1,213,927)	45.05
Nonvested, February 2, 2019	3,457,617	$38.88
Granted	1,578,677	37.37
Vested	(852,549)	38.96
Forfeited	(796,795)	39.84
Nonvested, February 1, 2020	3,386,950	$37.94

From time-to-time, the Company may issue a special grant of performance-based restricted stock in support of strategic initiatives. In fiscal 2017, the Company issued such a grant under the 2017 Long-Term Incentive Plan of 674,209 shares. As of February 1, 2020, nonvested restricted stock included 56,945 shares outstanding under the 2017 Long-Term Incentive Plan. These shares are scheduled to vest in April 2020, subject to the employees’ continuing employment on the vesting date. In fiscal 2019, the Company issued a special grant under the 2019 Long-Term Incentive Plan of 710,053 shares. As of February 1, 2020, nonvested restricted stock included 611,738 shares outstanding under the 2019 Long-Term Incentive Plan. The Company expects 305,869 shares to vest under this plan in April 2022, subject to the employees’ continued employment through that date.
As of February 1, 2020, total unrecognized stock-based compensation expense, net of estimated forfeitures, from nonvested shares of restricted stock was approximately $42.6 million, which the Company expects to recognize over a weighted average period of approximately 1.4 years.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
13. Retirement Savings Plans

The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees and part-time employees after one month of employment with the Company. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant’s contribution, up to 10% of the participant’s compensation. The Company’s discretionary matching contribution percentage is typically 50%. Total employer contributions recorded under the plan, net of forfeitures, was $10.0 million, $9.8 million and $8.3 million in fiscal 2019, 2018 and 2017, respectively.

The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $99.7 million and $77.3 million as of February 1, 2020 and February 2, 2019, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $3.2 million in fiscal 2019 and $2.1 million in each of fiscal 2018 and 2017.

14. Commitments and Contingencies

Marketing and Naming Rights Commitments
Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $15.5 million, $18.0 million and $33.3 million during fiscal 2019, 2018 and 2017, respectively.
As of February 1, 2020, the aggregate amount of future minimum payments related to these commitments is as follows (in thousands):

Fiscal Year
2020	$18,851
2021	9,792
2022	4,054
2023	2,889
2024	2,975
Thereafter	6,221
Total	$44,782

Licenses for Trademarks
Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2022. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $11.1 million, $12.1 million and $9.6 million during fiscal 2019, 2018 and 2017, respectively.
As of February 1, 2020, the aggregate amount of future minimum payments under these commitments is as follows (in thousands):

Fiscal Year
2020	$5,213
2021	2,208
2022	1,250
Total	$8,671

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other
The Company has other non-cancellable contractual commitments, including minimum requirements with its third-party eCommerce fulfillment provider, and technology-related commitments extending through 2022. The aggregate payments under these commitments were $46.9 million, $48.5 million and $37.7 million during fiscal 2019, 2018 and 2017, respectively.
As of February 1, 2020, the aggregate amount of future minimum payments under these commitments is as follows (in thousands):

Fiscal Year
2020	$32,341
2021	25,431
2022	23,911
Total	$81,683

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

15. Fair Value Measurements

ASC 820, “Fair Value Measurement and Disclosures”, outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:
Level 1:  Observable inputs such as quoted prices in active markets;
Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans, as discussed in Note 13–Retirement Savings Plans. As of February 1, 2020 and February 2, 2019, the fair value of the Company’s deferred compensation plans were $99.7 million and $77.3 million, respectively, as determined by quoted prices in active markets. The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.
The fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their book values due to the short-term nature of these instruments at both February 1, 2020 and February 2, 2019.
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, goodwill and other intangible assets, equity and other assets, such as inventory. The Company determines the fair values of these assets using Level 3 inputs.
The Company has conducted a strategic review of its hunt business, including Field & Stream. In connection with the review, the Company removed hunt category merchandise from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and reallocated the space in these stores to a localized assortment. The Company plans to remove the hunt department from approximately 440 additional DICK’S Sporting Goods stores in fiscal 2020, which resulted in restructuring charges of $57.7 million (collectively “the hunt restructuring”). The restructuring charges included $35.7 million of non-cash impairments of a trademark and store assets, a $13.1 million write-down of hunt inventory and an $8.9 million charge related to our exit from eight Field & Stream stores, which were subleased to Sportsman’s Warehouse, Inc.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
16. Subsequent Events

On March 6, 2020, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.3125 per share on the Company’s common stock and Class B common stock payable on March 27, 2020 to stockholders of record as of the close of business on March 20, 2020.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. Subsequent to March 10, 2020, the Company experienced a significant reduction in customer traffic and demand resulting from the continued spread of COVID-19. On March 18, 2020, the Company announced it will temporarily close all of its stores for two weeks; however, the Company’s eCommerce business, including Contactless Curbside Pickup and ship-from-store, are continuing. While the Company expects this matter to negatively impact its results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time.

Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2019 and 2018 is as follows (in thousands, except earnings per share data):

	Fiscal 2019
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
Net sales	$1,920,677		$2,259,212	$1,962,204		$2,608,650
Gross profit	563,809		677,071	580,642		733,036
Income from operations (1)	76,073		155,003	45,625		98,911
Net income	57,525	(2)	112,534	57,584	(3)	69,819	(4)
Earnings per common share:
Basic (1)	$0.62		$1.28	$0.68		$0.83
Diluted	$0.61		$1.26	$0.66		$0.81
Weighted average common shares outstanding:
Basic	92,887		88,080	85,048		83,995
Diluted	94,388		89,400	86,601		85,875

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,909,719	$2,177,488	$1,857,273	$2,492,090
Gross profit (1)	560,369	659,281	523,554	694,579
Income from operations (1)	87,332	162,527	52,866	142,009
Net income	60,085	119,397	37,827	102,555
Earnings per common share:
Basic (1)	$0.59	$1.21	$0.39	$1.09
Diluted (1)	$0.59	$1.20	$0.39	$1.07
Weighted average common shares outstanding:
Basic	101,384	98,716	96,677	94,193
Diluted	102,153	99,591	97,890	95,490

(1)Quarterly results for fiscal year do not add to full year results due to rounding.
(2)Included a non-cash impairment charge of $5.6 million related to an asset held for sale and a benefit of $4.7 million related to a favorable litigation settlement.
(3)Included a gain on sale of subsidiaries totaling $25.0 million, hunt restructuring charges of $6.6 million and a non-cash impairment charge of $5.6 million related to an asset held for sale.
(4)Includes hunt restructuring charges of $43.5 million.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
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
Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.4*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5a*	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5b*	Second Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009
10.5c*	Third Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.6*	Registrant’s 2012 Stock and Incentive Plan (as Amended and Restated)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 8, 2017
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.6a*	Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6b*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6c*	Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6d*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6e*	Form of 2017 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 20, 2017
10.6f*	Form of 2019 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2019
10.7
Amended and Restated Credit Agreement, dated as of August 12, 2015, among Dick’s Sporting Goods, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, the lenders party thereto, PNC Bank, National Association, as syndication agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and U.S. Bank, National Association, as co-documentation agents, and Wells Fargo Capital Finance, LLC and PNC Capital Markets, LLC, as joint lead arrangers and joint book managers
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 18, 2015
10.7a
Joinder, Waiver, Consent and First Amendment to the Credit Agreement, dated July 22, 2016 by and among Dick’s Merchandising & Supply Chain, Inc., as the new Borrower; Dick’s Sporting Goods, Inc., as Borrower; the Guarantors party thereto; Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Letter of Credit Issuer and Swing Line Lender; and other Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 24, 2017
10.7b
Second Amendment to the Amended and Restated Credit Agreement, dated as of August 9, 2017, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 15, 2017
10.7c
Joinder Agreement, dated August 23, 2017 by and among DSG Finance, LLC, as the new Guarantor; the other Loan Parties thereto; Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; and the Lenders party thereto
Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 24, 2017
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.7d
Third Amendment to the Amended and Restated Credit Agreement, dated as of August 3, 2018, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as letter of credit issuer and swing line lender, and the lenders party thereto
Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.7e
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
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 3, 2019
10.8	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
10.9*	Separation Agreement and General Release between the Company and Holly Tyson, Former Senior Vice President - Chief Human Relations Officer	Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 20, 2020 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 20, 2020 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of March 20, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith
32.2
Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 20, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC. (Registrant)

By: /s/ LEE J. BELITSKY
Lee J. Belitsky Executive Vice President – Chief Financial Officer
Date: March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ EDWARD W. STACK Edward W. Stack	Chairman, Chief Executive Officer and Director	March 20, 2020

/s/ LEE J. BELITSKY Lee J. Belitsky	Executive Vice President – Chief Financial Officer (principal financial officer)	March 20, 2020

/s/ NAVDEEP GUPTA Navdeep Gupta	Senior Vice President - Finance and Chief Accounting Officer (principal accounting officer)	March 20, 2020

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 20, 2020

/s/ VINCENT C. BYRD Vincent C. Byrd	Director	March 20, 2020

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 20, 2020

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 20, 2020

/s/ ANNE FINK Anne Fink	Director	March 20, 2020

/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Director	March 20, 2020

/s/ LAUREN R. HOBART Lauren R. Hobart	Director	March 20, 2020

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 20, 2020

/s/ LARRY D. STONE Larry D. Stone	Director	March 20, 2020

/s/ ALLEN WEISS Allen Weiss	Director	March 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and for each of the three years in the period ended February 1, 2020, and the Company’s internal control over financial reporting as of February 1, 2020, and have issued our reports thereon dated March 20, 2020; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 20, 2020

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2017
Inventory reserve	$87,802	$20,722	$(58,723)	$49,801
Allowance for doubtful accounts	3,152	5,092	(4,756)	3,488
Reserve for sales returns	8,200	489,607	(487,396)	10,411
Allowance for deferred tax assets	4,717	—	(4,717)	—
Fiscal 2018
Inventory reserve	$49,801	$8,281	$(14,042)	$44,040
Allowance for doubtful accounts	3,488	4,721	(5,246)	2,963
Reserve for sales returns	10,411	476,692	(476,528)	10,575
Allowance for deferred tax assets	—	—	—	—
Fiscal 2019
Inventory reserve	$44,040	$27,152	$(13,367)	$57,825
Allowance for doubtful accounts	2,963	4,413	(4,416)	2,960
Reserve for sales returns	10,575	499,597	(497,050)	13,122
Allowance for deferred tax assets	—	—	—	—