Form 10-Q
period 2020-05-02
DICK'S SPORTING GOODS, INC.
filed 2020-06-03
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2020
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
Yes ☐ No ☑

As of May 29, 2020, DICK’S Sporting Goods, Inc. had 65,156,173 shares of common stock, par value $0.01 per share, and 24,291,123 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$1,333,228	$1,920,677
Cost of goods sold, including occupancy and distribution costs	1,113,900	1,356,868
GROSS PROFIT	219,328	563,809
Selling, general and administrative expenses	403,221	487,158
Pre-opening expenses	2,280	578
(LOSS) INCOME FROM OPERATIONS	(186,173)	76,073
Interest expense	8,045	3,081
Other expense (income)	13,522	(6,738)
(LOSS) INCOME BEFORE INCOME TAXES	(207,740)	79,730
(Benefit from) provision for income taxes	(64,318)	22,205
NET (LOSS) INCOME	$(143,422)	$57,525

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.71)	$0.62
Diluted	$(1.71)	$0.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,734	92,887
Diluted	83,734	94,388

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)
(Unaudited)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
NET (LOSS) INCOME	$(143,422)	$57,525
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(63)	(19)
TOTAL OTHER COMPREHENSIVE LOSS	(63)	(19)
COMPREHENSIVE (LOSS) INCOME	$(143,485)	$57,506

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,484,004	$69,334	$92,423
Accounts receivable, net	100,895	53,173	52,382
Income taxes receivable	56,291	5,762	4,435
Inventories, net	2,096,964	2,202,275	2,142,022
Prepaid expenses and other current assets	102,249	79,472	148,442
Total current assets	3,840,403	2,410,016	2,439,704

Property and equipment, net	1,369,873	1,415,728	1,478,910
Operating lease assets	2,260,189	2,313,846	2,484,660
Intangible assets, net	93,676	94,768	128,563
Goodwill	245,857	245,857	250,476
Deferred income taxes	14,263	14,412	12,858
Other	128,289	133,933	116,823
TOTAL ASSETS	$7,952,550	$6,628,560	$6,911,994

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$844,991	$1,001,589	$932,055
Accrued expenses	317,026	415,501	320,603
Operating lease liabilities	505,678	422,970	367,768
Income taxes payable	2,062	10,455	38,772
Deferred revenue and other liabilities	217,223	225,959	196,190
Total current liabilities	1,886,980	2,076,474	1,855,388
LONG-TERM LIABILITIES:
Revolving credit borrowings	1,429,000	224,100	369,500
Convertible senior notes	398,121	—	—
Long-term operating lease liabilities	2,428,133	2,453,346	2,683,561
Deferred income taxes	4,362	9,187	8,073
Other long-term liabilities	133,929	133,855	169,437
Total long-term liabilities	4,393,545	2,820,488	3,230,571
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	598	593	668
Class B common stock	243	243	245
Additional paid-in capital	1,364,568	1,253,867	1,220,543
Retained earnings	2,475,065	2,645,281	2,478,129
Accumulated other comprehensive loss	(183)	(120)	(139)
Treasury stock, at cost	(2,168,266)	(2,168,266)	(1,873,411)
Total stockholders' equity	1,672,025	1,731,598	1,826,035
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,952,550	$6,628,560	$6,911,994

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598
Equity component value of convertible note issuance	—	—	—	—	160,693	—	—	—	160,693
Purchase of convertible note hedge	—	—	—	—	(161,057)	—	—	—	(161,057)
Sale of common stock warrants	—	—	—	—	105,225	—	—	—	105,225
Restricted stock vested	745	7	—	—	(7)	—	—	—	—
Minimum tax withholding requirements	(185)	(2)	—	—	(3,388)	—	—	—	(3,390)
Net loss	—	—	—	—	—	(143,422)	—	—	(143,422)
Stock-based compensation	—	—	—	—	9,235	—	—	—	9,235
Foreign currency translation adjustment, net of taxes of $20	—	—	—	—	—	—	(63)	—	(63)
Cash dividend declared, $0.3125 per common share	—	—	—	—	—	(26,794)	—	—	(26,794)
BALANCE, May 2, 2020	59,816	$598	24,291	$243	$1,364,568	$2,475,065	$(183)	$(2,168,266)	$1,672,025

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 2, 2019	69,305	$693	24,541	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	50	—	(50)	—	—	—	—	—	—
Exercise of stock options	6	—	—	—	213	—	—	—	213
Restricted stock vested	520	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(158)	(1)	—	—	(5,858)	—	—	—	(5,859)
Net income	—	—	—	—	—	57,525	—	—	57,525
Stock-based compensation	—	—	—	—	11,907	—	—	—	11,907
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(19)	—	(19)
Purchase of shares for treasury	(2,968)	(30)	—	—	—	—	—	(107,275)	(107,305)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(26,635)	—	—	(26,635)
BALANCE, May 4, 2019	66,755	$668	24,491	$245	$1,220,543	$2,478,129	$(139)	$(1,873,411)	$1,826,035

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(143,422)	$57,525
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization, and other	86,081	82,604
Amortization of discount on convertible notes	1,094	—
Non-cash lease costs	69,560	(16,580)
Deferred income taxes	(4,676)	(720)
Stock-based compensation	9,235	11,907
Changes in assets and liabilities:
Accounts receivable	(14,745)	(15,433)
Inventories	105,311	(317,326)
Prepaid expenses and other assets	(13,190)	(7,983)
Accounts payable	(167,707)	22,531
Accrued expenses	(90,047)	(43,100)
Income taxes payable / receivable	(58,922)	20,330
Deferred construction allowances	8,638	16,387
Deferred revenue and other liabilities	(2,063)	(32,294)
Net cash used in operating activities	(214,853)	(222,152)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,591)	(46,882)
Net cash used in investing activities	(59,591)	(46,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,291,700	635,300
Revolving credit repayments	(86,800)	(265,800)
Proceeds from issuance of convertible notes	575,000	—
Payments for purchase of bond hedges	(161,057)	—
Proceeds from issuance of warrants	105,225	—
Transaction costs paid in connection with convertible notes issuance	(14,341)	—
Payments on other long-term debt and finance lease obligations	(199)	(1,330)
Proceeds from exercise of stock options	—	213
Minimum tax withholding requirements	(3,390)	(5,859)
Cash paid for treasury stock	—	(107,305)
Cash dividend paid to stockholders	(28,070)	(27,012)
Increase in bank overdraft	11,109	19,616
Net cash provided by financing activities	1,689,177	247,823
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(63)	(19)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,414,670	(21,230)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,334	113,653
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,484,004	$92,423

Supplemental disclosure of cash flow information:
Accrued property and equipment	$21,033	$17,520
Accrued transaction costs	$2,939	$—
Cash paid for interest	$5,138	$2,456
Cash paid for income taxes	$182	$3,219

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
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements for Quarterly Reports on Form 10-Q and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 as filed with the Securities and Exchange Commission on March 20, 2020. Operating results for the 13 weeks ended May 2, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021 or any other period.
Reclassifications
Certain reclassifications have been made to prior year amounts within the unaudited Consolidated Statements of Cash Flows to conform to the current year presentation.

Impact of COVID-19
The novel coronavirus (“COVID-19”) pandemic has significantly impacted global economic conditions, including the Company's results and operations, which experienced a significant reduction in customer traffic and demand resulting from the spread of COVID-19. In response to the public health crisis posed by COVID-19, the Company prioritized the health and safety of its teammates and athletes and temporarily closed its stores to the public after the close of business on March 18, 2020. The Company also closed its corporate office to comply with mandatory shelter-in-place orders and meet the recommended social distancing guidance, using its business continuity plans to operate its corporate support functions under remote work arrangements.
In response to the potential impacts and uncertainty about the duration of the COVID-19 pandemic, the Company took a number of precautionary measures, including, among other things:
•Significantly reducing operating expenses and inventory receipts;
•Modifying the Company’s capital allocation plan for fiscal 2020, including a reduction in planned capital expenditures and temporary suspension of its share repurchase and dividend programs;
•Extending payment terms with vendors;
•Negotiating rent deferrals with landlords, including abatements for certain store locations;
•Temporarily deferring salaries for executives, senior leadership, and certain other teammates;
•Temporarily suspending salaries for Ed Stack, Chairman and Chief Executive Officer, Lauren Hobart, President and Lee Belitsky, Chief Financial Officer other than to cover benefits;
•Suspending payment of cash retainers for members of the Board of Directors;
•Furloughing a significant number of teammates at the Company’s stores, distribution centers and corporate headquarters effective April 12, 2020;

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•Drawing $1.4 billion from its Credit Facility (as defined in Note 5), which was amended to increase our borrowing capacity by $255.0 million; and
•Issuing $575.0 million of convertible senior notes due 2025 (“Convertible Senior Notes”), which added over $500.0 million of net proceeds to the Company’s cash position. See Note 6.
On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides various income tax provisions, including but not limited to, modifications for net operating losses, accelerated time frame for refunds associated with prior minimum taxes and modifications of the limitation on business interest (see Note 7 for further discussion). The CARES Act also provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. During the first quarter of 2020, employee retention tax credits reduced the Company’s operating expenses by approximately $16.6 million. The Company intends to defer qualified payroll and other tax payments as permitted by the CARES Act.
The Company considered the potential impact that the COVID-19 pandemic would have on the assumptions and estimates used to prepare these quarterly financial statements including, but not limited to, the Company’s inventory valuations, deferred tax valuation allowances, fair value measurements and potential asset impairment charges. These assumptions and estimates may change in the future as new events occur and additional information is obtained. If economic conditions caused by COVID-19 do not recover as currently estimated by management, such future changes may have a material adverse impact on the Company's results of operations, financial position and liquidity.
As a result of actions taken to support its teammates as well as impacts from temporary store closures, the Company incurred approximately $34.0 million of incremental compensation and safety costs. In addition, the Company assessed certain related assets for impairment and write downs, which resulted in $28.0 million of inventory write-downs. There were not any other asset write downs or impairment charges recorded during the quarter ended May 2, 2020 related to the COVID-19 pandemic.
Recently Adopted Accounting Pronouncements
Financial Instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. The Company adopted ASU 2016-13 during the first quarter of fiscal 2020. The adoption did not have a significant impact on the Company’s financial condition, results of operations, cash flows and disclosures.
Intangible Assets
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted Subtopic 350-40 during the first quarter of fiscal 2020 using a prospective approach; the adoption did not have a significant impact on the Company's financial statements.
Recently Issued Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standard Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of adoption on the Company’s financial condition, results of operations, cash flows and disclosures, which is not expected to be significant.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU can be applied anytime between the first quarter of fiscal 2020 and the fourth quarter of fiscal 2022 and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The impact of Topic 848 on the Company's financial statements and related disclosures is not expected to be significant.

2.  (Loss) Earnings Per Common Share
Basic (loss) earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares outstanding during the period, using the treasury stock method. Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (as defined in Note 6) and stock-based awards, such as stock options and restricted stock.
The computations for basic and diluted (loss) earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(143,422)	$57,525
Weighted average common shares outstanding - basic	83,734	92,887
Dilutive effect of stock-based awards	—	1,501
Dilutive effect of Convertible Senior Notes and warrants	—	—
Weighted average common shares outstanding - diluted	83,734	94,388
(Loss) earnings per common share - basic	$(1.71)	$0.62
(Loss) earnings per common share - diluted	$(1.71)	$0.61

Potential dilutive common shares are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive. Due to the net loss for the fiscal quarter ended May 2, 2020, approximately 7.8 million stock-based awards were excluded from the calculation of diluted loss per share, as these shares were anti-dilutive. Anti-dilutive shares totaled 3.2 million for the 13 weeks ended May 4, 2019. Additionally, the number of shares that the Company could be obligated to issue upon conversion of our Convertible Senior Notes and warrants were excluded from the current quarter calculation as they were anti-dilutive. See Note 6 for additional information.

3.  Fair Value Measurements
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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of May 2, 2020 and February 1, 2020, the fair value of the Company’s deferred compensation plans was $94.7 million and $99.7 million, respectively, as determined by quoted prices in active markets. The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company bases the fair value of its par value $575.0 million Convertible Senior Notes on Level 2 inputs, specifically their quoted price in an inactive market on the last trading day in a reporting period. On May 2, 2020, the fair value of the Convertible Senior Notes was $584.0 million, compared to their carrying value of $398.1 million, which excluded amounts classified within additional paid-in capital and any unamortized discounts. See Note 6 for additional information.
The fair value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Facility and certain other liabilities approximated their carrying values due to the short-term nature of these instruments at both May 2, 2020 and February 1, 2020.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using Level 3 inputs. The Company did not record any impairment charges during the quarter ended May 2, 2020.
4. Leases
The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2033. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five year renewal options and rent escalation provisions. The lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
In response to the COVID-19 pandemic, the FASB issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. The Company did not elect this option; accordingly, any rent deferrals or concessions that were granted by landlords prior to the end of the quarter were treated as lease modifications and not as variable rent reductions. Since lease modification accounting generally requires recognition of changes in rent payments over the lease term, the Company’s earnings were not materially impacted in the quarter ended May 2, 2020.
Supplemental cash flow information related to operating leases for the 13 weeks ended May 2, 2020 and May 4, 2019 were as follows (in millions):

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$78.5	$163.9
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$91.9	$49.4

5. Revolving Credit Facility
On March 27, 2020, the Company amended its $1.6 billion senior secured revolving credit facility, which matures on June 28, 2024, to increase aggregate commitments to $1.855 billion (the “Credit Facility”). The amended Credit Facility includes the ability to issue letters of credit up to $150.0 million in the aggregate. After giving effect to the amendment, the Credit Facility allows the Company, upon the satisfaction of certain conditions, to request an increase of up to approximately $245.0 million in additional borrowing availability, subject to existing or new lenders agreeing to provide additional revolving commitments. The Credit Facility is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company’s domestic subsidiaries.
The annual interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The March 27, 2020 amendment increased the applicable margins on base rate loans and LIBOR rate loans to the highest level under the existing pricing grid, or from 0.125% to 0.375% for base rate loans and from 1.125% to 1.375% for adjusted LIBOR rate loans. These margin percentages will be in effect until the Company elects to lower the aggregate commitments under the senior secured credit facility so that they no longer exceed $1.6 billion. Other modifications included introducing a LIBOR “floor” of 0.75% for purposes of

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

calculating the interest rate on LIBOR based loans and modifying the borrowing base definition so that certain junior liens do not automatically disqualify eligible receivables and inventory from inclusion in the borrowing base. As of May 2, 2020 and February 1, 2020, total remaining borrowing capacity, after subtracting letters of credit, was $213.8 million and $1,359.8 million, respectively.
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

6. Convertible Senior Notes

Overview
In April 2020, the Company issued in a private offering an aggregate $575.0 million 3.25% Convertible Senior Notes due 2025 in two closing transactions, including the exercise of a $75.0 million over-allotment option. The Company received proceeds from the issuance and sale of the Convertible Senior Notes of $557.7 million, net of $17.3 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020 and will mature on April 15, 2025, unless earlier repurchased, redeemed or converted.
The Convertible Senior Notes are the Company’s unsecured, unsubordinated obligations and are equal in right of payment with the Company’s existing and future unsecured, unsubordinated indebtedness; senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity, if any, of the Company’s subsidiaries.
Prior to the close of business on the business day immediately preceding December 2, 2024, noteholders may convert their Convertible Senior Notes into shares of the Company’s common stock at their option only in the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, exceeds 130% of the conversion price then in effect on each applicable trading day;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive day trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock, including but not limited to a fundamental change; or
•if the Company calls all or any Convertible Senior Notes for redemption.
On or after December 2, 2024, until the close of business on the second scheduled trading day immediately before the maturity date of the Notes, noteholders may convert their Convertible Senior Notes at their option at any time, regardless of the foregoing conditions.
The Company may redeem the Convertible Senior Notes at its option at any time on or after April 17, 2023 at a cash redemption price equal to the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Senior Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Senior Note, in which case the conversion

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

rate applicable to the conversion of that Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption.
Upon the occurrence of a fundamental change prior to the maturity date of the Convertible Senior Notes, holders of the Convertible Senior Notes may require the Company to repurchase all or a portion of the Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The initial conversion rate for the Convertible Senior Notes is 28.2618 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $35.38 per share. The conversion rate will be subject to customary adjustments upon the occurrence of certain events. In addition, upon the occurrence of a fundamental change prior to the maturity of the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the Convertible Senior Notes in connection with such fundamental change. Upon conversion, the Company may settle the Convertible Senior Notes for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. The Company intends to settle the principal amount of the Convertible Senior Notes in cash and any conversion premium in shares of its common stock.
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $397.0 million to the debt liability and $160.7 million to additional paid in capital.
The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 11.6%. During the fiscal quarter ended May 2, 2020, the Company recognized interest expense of $1.9 million related to the Convertible Senior Notes.
A summary of the gross carrying amount, unamortized debt discount including debt issuance costs, and net carrying value of the liability component of the Convertible Senior Notes are as follows:

	13 Weeks Ended
(in millions)	May 2, 2020	May 4, 2019
Par value	$575.0	$—
Debt discount	$(176.9)	$—
Carrying amount	$398.1	$—
Equity component (*)	$160.7	$—
(*) Included in additional paid-in capital on the consolidated balance sheets.
Convertible Note Hedge and Warrant Transactions
In connection with the sale of the Convertible Senior Notes, the Company purchased a bond hedge that is designed to mitigate the potential dilution to shareholders from the conversion of the Convertible Senior Notes. Under the five-year term of the bond hedge, upon a conversion of the bonds the Company will receive shares of common stock based on the extent to which the then-market price exceeds $35.38 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Senior Notes, and that the Company would receive under the bond hedge, is equal to the number of shares underlying the Convertible Senior Notes at the initial conversion price of $35.38, or approximately 16.3 million shares.
The cost of the bond hedge was partially offset by the Company’s sale of warrants to acquire approximately 16.3 million shares of the Company’s common stock. The warrants are exercisable at a price of at least $52.42 per share and may be settled at the Company’s option through a net share settlement or a net cash settlement.
The bond hedge and warrant transactions effectively increase the conversion price associated with the Convertible Senior Notes during the term of these transactions from 35% to 100%, or from $35.38 to $52.42 per share, thereby reducing the dilutive economic effect to shareholders upon actual conversion. There would be dilution from the conversion of the Convertible Senior Notes to the extent that the then-market price per share of the common stock exceeds $52.42 at the time of conversion.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The bond hedges and warrants are indexed to, and potentially settled in shares of, the Company’s common stock. The net cost of $55.8 million for the purchase of the bond hedges and sale of the warrants was recorded as a reduction to additional paid-in capital in the consolidated balance sheets.
The Company recorded a deferred tax liability of $42.7 million in connection with the debt discount associated with the Convertible Senior Notes and recorded a deferred tax asset of $42.8 million in connection with the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred income taxes on the consolidated balance sheets.

7. Income Taxes

The Company’s effective tax rate increased to 31.0% for the current quarter from 27.9% for the quarter ended May 4, 2019. The increase is due primarily to the benefit resulting from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allows us to carry-back net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. This benefit was partially offset by the tax impact of certain share-based payments that vested during the quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the impact to the business due to the coronavirus (COVID-19) pandemic, including store closures, decreased consumer demand and traffic, and supply chain disruptions; that our efforts to increase and maintain liquidity will be sufficient to operate during the disruption caused by COVID-19; our expectation that we will continue to open temporarily closed stores through the remainder of the second quarter and into the third quarter; planned strategic investments and growth strategies, including the continued enhancement of our digital capabilities and eCommerce platform, investments in our eCommerce fulfillment network and corporate information technology capabilities, improvements in the customer experience in both stores and online, and inventory investments in key growth categories; plans to remove hunt merchandise from additional DICK’S Sporting Goods stores and replace with merchandise that is more relevant to the local market; plans to reduce our store growth rate and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; projections of our future profitability and results of operations; plans to open new stores and remodel existing stores; investments in our teammates and their productivity; the impact of the issuance of the Convertible Senior Notes; eliminating non-essential expenses to fund our future strategic investments; the hunt industry remaining under significant pressure; capital expenditures; the temporary suspension of our dividend and share repurchase programs; and borrowings under our credit facility.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2020 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪The impact on our business, operations and financial results due to the duration and scope of the COVID-19 pandemic, including whether there is a second wave or periods of increases in the number of COVID-19 cases in areas in which we operate, and the restrictions imposed by federal, state, and local governments in response to the pandemic;
▪The dependence of our business on consumer discretionary spending;
▪Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;
▪Store closures and other impacts to our business resulting from civil disturbances;
▪Disruptions to our eCommerce platform, including interruptions, delays or downtime caused by high volumes of users or transactions; deficiencies in design or implementation; or platform enhancements;
▪Vendors continuing to sell or increasingly selling their products directly to customers or through broadened or alternative distribution channels;
▪Negative reactions from our customers or vendors regarding changes to our policies related to the sale of firearms and accessories;
▪The impact of the strategic review of our hunt business, including Field & Stream;
▪That our strategic plans and initiatives may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;
•Our ability to manage the impact of new tariffs or increased rates on existing tariffs;
•Our vendor relationships, disruptions in our or our vendors’ supply chains (including those caused by COVID-19), and increasing product costs, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, foreign political instability or other reasons;
•Our ability to predict or effectively react to changes in consumer demand or shopping patterns, including changes due to COVID-19;
▪Lack of available retail store sites on terms acceptable to us, our ability to leverage the flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as our leases come up for renewal, and other costs and risks relating to a brick and mortar retail store model;

▪Unauthorized disclosure of sensitive or confidential customer information;
▪Risks associated with our private brand offerings, including product liability and product recalls, specialty concept stores, and GameChanger;
▪Disruptions or other problems with our information systems;
▪Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;
▪Risks and costs relating to changing laws and regulations affecting our business, including consumer products, firearms and ammunition, tax, foreign trade, labor, data protection and privacy;
▪Litigation risks for which we may not have sufficient insurance or other coverage;
▪Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;
▪Our ability to protect the reputation of our Company and our brands;
▪Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Mr. Edward Stack as our Chairman and Chief Executive Officer;
▪Wage increases, which could adversely affect our financial results;
▪Disruption at our supply chain facilities or customer support center;
▪Poor performance of professional sports teams, professional team lockouts or strikes, retirement, serious injury or scandal involving key athletes, and disruptions to or cancellations of sports leagues and major sporting events due to COVID-19;
▪Weather-related disruptions and the seasonality of our business, as well as the current geographic concentration of DICK’S Sporting Goods stores;
▪Our pursuit of strategic investments or acquisitions, including the timing and costs of such investments and acquisitions;
▪We are controlled by our Chairman and Chief Executive Officer and his relatives, whose interests may differ from those of our other stockholders;
▪Risks related to our indebtedness, including the Convertible Senior Notes;
▪Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪The duration of the temporary suspension of our dividend and stock repurchase programs.
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 1, 2020, filed on March 20, 2020. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy and Field & Stream stores as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. We also offer our products through a content-rich eCommerce platform that is integrated with our store network and provides athletes with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.

Our profitability is primarily influenced by our number of store locations and selling square footage, the continued integration of eCommerce with brick and mortar stores, the growth in consolidated same store sales, which includes our eCommerce business, the strength of our gross profit margins, and our ability to manage expenses. We have grown from 612 DICK’S Sporting Goods stores as of May 2, 2015 to 726 DICK’S Sporting Goods stores as of May 2, 2020. In recent years, we have reduced the rate at which we open new stores, and we intend to continue this strategy over the next few years in an effort to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal. We have transitioned to an insourced eCommerce platform, allowing for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in store and multi-channel marketing campaigns. In response to the COVID-19 pandemic, we implemented curbside contactless pickup and return to store at our store locations as an additional alternative for our athletes.
Our eCommerce sales penetration to total net sales increased from approximately 9% in fiscal 2014 to approximately 16% in fiscal 2019. Following our temporary store closures through the end of the first quarter of 2020, eCommerce sales grew 210%, with our new curbside contactless pickup accounting for over 40% of our total online business during this time period. For the first fiscal quarter as a whole, eCommerce sales penetration was approximately 39%, and approximately 90% of our eCommerce sales were generated within brick and mortar store trade areas.
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
COVID-19 Update
In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a pandemic, which continued to spread globally and throughout the United States. Through March 10, 2020, our consolidated same store sales had increased 7.9% compared to the same period of fiscal 2019. Our stores subsequently experienced a significant reduction in customer traffic and demand resulting from the spread of COVID-19. In response to the public health crisis posed by COVID-19, we prioritized the health and safety of our teammates and athletes and temporarily closed our stores to the public after the close of business on March 18, 2020. We also closed our corporate office to comply with mandatory shelter-in-place orders and meet the recommended social distancing guidance, using our business continuity plans to operate our corporate support functions under remote work arrangements.
We continued to serve our athletes through our content-rich eCommerce platform, which experienced accelerated sales growth in the days and weeks following our temporary store closures, and leveraged our store network for ship-from-store and curbside contactless pickup capabilities, which allowed us to sell through inventory in stores and provide service to our athletes who preferred to pick up their merchandise via a contactless process at our store locations. Although our eCommerce sales growth partially offset the sales loss from our temporary store closures, these closures, reduced customer traffic and adjustments to our operations had a material impact on our first quarter financial results.
In response to the impact of COVID-19, we adjusted our operations and took a number of precautionary measures, including, among other things:
•Significantly reducing operating expenses and inventory receipts;
•Modifying our capital allocation plan for fiscal 2020, including a reduction in planned capital expenditures and temporary suspension of our share repurchase and dividend programs;
•Extending payment terms with our vendors;
•Negotiating rent deferrals and abatements with our landlords for certain store locations, neither of which had a significant impact on our earnings for the quarter;
•Temporarily deferring salaries for our executives, senior leadership, and certain other teammates;
•Temporarily suspending for Ed Stack, Chairman and Chief Executive Officer, Lauren Hobart, President and Lee Belitsky, Chief Financial Officer other than to cover benefits;
•Suspending payment of cash retainers for members of our Board of Directors;

•Furloughing a significant number of our teammates at our stores, distribution centers and corporate headquarters effective April 12, 2020;
•Drawing $1.4 billion from our revolving credit facility, which was amended to increase our borrowing capacity by $255.0 million; and
•Issuing $575.0 million par value convertible senior notes due 2025, which added over $500 million of net proceeds to our cash position.
As disclosed in the “Liquidity and Capital Resources” section herein, as of May 2, 2020, we had total cash and cash equivalents of $1.5 billion and remaining borrowing availability of $213.8 million under our Credit Facility. In addition, there are no debt maturities until fiscal 2024. We believe that the measures we have taken to increase and maintain our liquidity have provided us with sufficient cash flows to operate our business for at least the next 12 months. As a result of actions taken to support our teammates as well as impacts from our temporary store closures, we incurred approximately $34 million of incremental compensation and safety costs and $28 million of inventory write-downs during the quarter ended May 2, 2020.
Beginning in late April 2020, we reopened a number of our stores where permitted by federal, state and local directives. As of the end of May, approximately 80% of our stores were open to the public, and we expect to continue to reopen our temporarily closed stores through the remainder of the second quarter and into the third quarter. Through the first four weeks of the second quarter, our consolidated same store sales have decreased approximately 4.0% compared to the same period of fiscal 2019, and we continue to see higher eCommerce sales, even in those markets where stores have reopened. Additionally, we have added safety and cleaning protocols at our stores, distribution centers and corporate offices. We have recently permitted a small number of teammates to return to our corporate office while maintaining compliance with current social distancing guidelines. Concurrent with the reopening of our stores, we recently restored previously reduced salaries for our teammates, except for our Chief Executive Officer and our President, and we have begun to bring teammates back from furlough.
The ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, including the duration and severity of the COVID-19 outbreak, actions taken to contain its spread as well as its impact to consumer discretionary spending and the pace of economic recovery when the pandemic subsides. Therefore, we currently are not able to estimate the full impact of COVID-19 on our financial condition and future results of operations. In the near term, we expect that this situation will have an adverse effect on our reported results for second fiscal quarter of 2020 and possibly beyond, as we continue to reopen our stores. We will continue to actively monitor the effects that COVID-19 has on our business. A prolonged period of store closures, changes in customer behaviors and reductions of consumer discretionary spending would require us to continue to evaluate our business assumptions and estimates. Such conditions would likely result in lower future net sales and cash flow, which could lead to impairment of our store and other assets, as well as increase the risks associated with excess inventory.
Hunt Restructuring Update
In connection with our previously disclosed strategic review of our hunt business, we removed hunt category merchandise from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and reallocated the space in these stores to a localized assortment in an effort to drive growth. In the fourth quarter of fiscal 2019, we announced a plan to remove the hunt department from approximately 440 additional DICK’S Sporting Goods stores in fiscal 2020, which would have left the hunt department in approximately 12% of our remaining stores. During the first quarter of fiscal 2020, we removed the hunt department from approximately 170 DICK’S Sporting Goods stores. However, we have delayed our plans to remove the hunt department from other stores in fiscal 2020, as part of our reduction in our planned capital expenditures in response to the COVID-19 pandemic.

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were closed or relocated during the applicable period have been excluded from same store sales results. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales in the “Results of Operations and Other Selected Data” section herein.
▪Earnings before taxes and the related operating margin – Our management views earnings before taxes and operating margin as key indicators of our performance. The key drivers of earnings before taxes are same store sales, gross profit, and our ability to control selling, general and administrative expenses.

▪Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant cash flows from operating activities in our fourth fiscal quarter in connection with the holiday selling season and sales of cold weather sporting goods and apparel. See further discussion of our cash flows in the “Liquidity and Capital Resources” section herein.
▪Quality of merchandise offerings – To measure acceptance of its merchandise offerings, we monitor sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps us manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.
▪Store productivity – To assess store-level performance, we monitor various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020, we consider our policies on inventory valuation, business development allowances, goodwill and intangible assets, impairment of long-lived assets, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
The decreases in earnings per share, net income and sales for the current quarter as compared to the first quarter of fiscal 2019 were primarily due to the COVID-19 pandemic, which resulted in temporary store closures and reduced customer traffic from March 11, 2020 through the end of the quarter.
Executive Summary
▪In the current quarter, we reported a net loss of $143.4 million, or $1.71 per diluted share, compared to net income of $57.5 million, or $0.61 per diluted share, during the first quarter of 2019.
•The current quarter net loss included $41.8 million of expenses, net of tax, or $0.50 per diluted share, for teammate compensation and safety costs and inventory write-downs related to COVID-19.
•Net income in the first quarter of 2019 included $5.6 million, net of tax, or $0.06 per diluted share, of a non-cash asset impairment charge and an increase to net income of $4.7 million, net of tax, or $0.05 per diluted share, resulting from the settlement of a litigation contingency previously accrued during fiscal 2017.
•Net sales decreased 30.6% to $1,333.2 million in the current quarter from $1,920.7 million during the first quarter of 2019.
◦Consolidated same store sales decreased 29.5% from the first quarter of 2019, which included an increase of approximately 110% in eCommerce sales. Through March 10, 2020, our consolidated same store sales had increased 7.9% compared to the same period of fiscal 2019.
◦Following our store closures due to COVID-19, eCommerce sales grew 210%, with our new curbside contactless pickup service accounting for over 40% of our total online business during this time period. As a result, eCommerce sales penetration increased to approximately 39% of total net sales during the current quarter compared to approximately 13% of total net sales during the first quarter of 2019.
•In addition, during the current quarter we:
◦Issued $575.0 million par value convertible senior notes due 2025, which added over $500.0 million of net proceeds to our cash position;
◦Drew $1.4 billion from our Credit Facility, which was amended to increase our borrowing capacity by $255.0 million; and

◦Declared and paid a quarterly cash dividend in the amount of $0.3125 per share on our common stock and Class B common stock. We subsequently temporarily suspended our dividend program.
•The following table summarizes store openings and permanent store closures for the periods indicated:

	13 Weeks Ended May 2, 2020			13 Weeks Ended May 4, 2019
	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	726	124	850	729	130	859
Q1 New stores	1	2	3	—	1	1
Closed stores	1	1	2	2	—	2
Ending stores	726	125	851	727	131	858

Relocated stores	3	1	4	1	—	1

(1) Includes our Golf Galaxy, Field & Stream and clearance stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable.

The following table presents selected information from the unaudited Consolidated Statements of Operations as a percentage of net sales and the changes in the percentage of net sales from the prior year period, and other data, which is provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2019-2020 (A)
	13 Weeks Ended
	May 2, 2020 (A)	May 4, 2019 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	83.55	70.65	1,290
Gross profit	16.45	29.35	(1,290)
Selling, general and administrative expenses (3)	30.24	25.36	488
Pre-opening expenses (4)	0.17	0.03	14
(Loss) income from operations	(13.96)	3.96	(1,792)
Interest expense	0.60	0.16	44
Other expense (income)	1.01	(0.35)	136
(Loss) income before income taxes	(15.58)	4.15	(1,973)
(Benefit from) provision for income taxes	(4.82)	1.16	(598)
Net (loss) income	(10.76%)	3.00%	(1,376)

Other Data:
Consolidated same store sales decrease (5)	(29.5%)	—%
Number of stores at end of period (6)	851	858
Total square feet at end of period (6)	41,809,138	42,236,261

(A) Column does not add due to rounding.
(1)Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon the redemption of the cards. The cards have no expiration date.
(2)Cost of goods sold includes: the cost of merchandise (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost and net realizable value); freight; distribution; shipping; and store occupancy costs. We define merchandise margin as net sales less the cost of merchandise sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
(3)Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, operating costs associated with our internal eCommerce platform, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating our Customer Support Center.
(4)Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date we take possession of a site through the date of store opening.
(5)Consolidated same store sales include stores that were temporarily closed in the first quarter of fiscal 2020 as a result of COVID-19. The method of calculating consolidated same store sales varies across the retail industry, including the treatment of temporary store closures as a result of COVID-19. Accordingly, our method of calculating this metric may not be the same as other retailers’ methods. For additional information on consolidated same store sales, please see our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
(6)Includes DICK’S Sporting Goods, Golf Galaxy, Field & Stream and clearance stores.

13 Weeks Ended May 2, 2020 Compared to the 13 Weeks Ended May 4, 2019

Net Sales
Net sales decreased 30.6% in the current quarter to $1,333.2 million from $1,920.7 million for the quarter ended May 4, 2019, due primarily to the COVID-19 pandemic, which resulted in temporary store closures and reduced customer traffic from March 11, 2020 through the end of the quarter. Our consolidated same store sales decreased by $542.7 million, or 29.5%, which included a 38.7% decrease in transactions and a 9.2% increase in sales per transaction, and an increase of approximately 110% in eCommerce sales. Following our store closures due to COVID-19, eCommerce sales grew 210%, with our new curbside contactless pickup service accounting for over 40% of our total online business during this time period. As a result, eCommerce sales penetration increased to approximately 39% of total net sales during the current quarter compared to approximately 13% of total net sales during the prior year quarter.
Through March 10, 2020, our consolidated same store sales had increased 7.9% compared to the same period of fiscal 2019.
(Loss) Income from Operations
Income from operations decreased to a $186.2 million loss in the current quarter compared to income of $76.1 million for the quarter ended May 4, 2019 for the reasons described below.
Gross profit decreased 61.1% to $219.3 million in the current quarter from $563.8 million for the quarter ended May 4, 2019 and decreased as a percentage of net sales by 1,290 basis points due primarily to occupancy deleverage, lower merchandise margins and higher eCommerce shipping and fulfillment.
Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs decreased $8.7 million in the current quarter compared to the quarter ended May 4, 2019 and decreased gross profit by 526 basis points. Merchandise margins also decreased 475 basis points, primarily driven by an unfavorable sales mix, which was impacted by a higher penetration of hardlines and lower penetration of apparel and footwear, higher promotions and $28 million in inventory write-downs resulting from our temporary store closures. Higher eCommerce shipping and fulfillment costs decreased gross profit by 240 basis points due primarily to sales growth and to a higher penetration of eCommerce sales as well as costs incurred to open two new dedicated fulfillment centers.

Selling, general and administrative expenses decreased 17.2% to $403.2 million in the current quarter from $487.2 million for the quarter ended May 4, 2019 and increased 488 basis points as a percentage of net sales due primarily to deleverage on the sales decline. The current quarter included an increase of $21.3 million of income associated with changes in our deferred compensation plan investment values, for which the corresponding investment loss was recognized in other expense (income). The remaining $62.7 million decrease is primarily due to $93.7 million of operating expense reductions resulting from our temporary store closures, partially offset by approximately $31.0 million of teammate compensation and safety costs incurred as a result of the COVID-19 pandemic. The teammate compensation and safety costs are net of the $16.6 million benefit from employee retention tax credits provided by the CARES Act.
Pre-opening expenses increased to $2.3 million in the current quarter from $0.6 million for the quarter ended May 4, 2019. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened three new stores in the current quarter compared to one new store during the quarter ended May 4, 2019.

Interest Expense
Interest expense was $8.0 million for the current quarter as compared to $3.1 million for the prior year quarter. Average borrowings outstanding on our Credit Facility increased to $900.8 million in the current quarter compared to $181.3 million in the prior year quarter, primarily due to precautionary borrowings undertaken in response to the uncertainty related to the COVID-19 pandemic. The average interest rate on the Credit Facility decreased by 140 basis points compared to the prior year quarter, which reflected a base LIBOR rate decrease, partially offset by an increase in the applicable margin following the amendment to our Credit Facility completed in March 2020.
In addition, we recorded approximately $1.9 million of interest related to the Convertible Senior Notes issued during the quarter ended May 2, 2020.
Other Expense (Income)
Other expense totaled $13.5 million in the current quarter compared to income of approximately $6.7 million in the prior year quarter. Substantially all of the change is related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate increased to 31.0% for the current quarter from 27.9% for the quarter ended May 4, 2019. The increase is due primarily to the benefit resulting from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allows us to carry-back net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. This benefit was partially offset by the tax impact of certain share-based payments that vested during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand totaled $1.5 billion as of May 2, 2020, compared to $0.1 billion as of February 1, 2020. Our liquidity and capital needs have generally been met by net cash provided by operating activities, supplemented by borrowings under our revolving credit facility (the “Credit Facility”) as necessary. We generally utilize our Credit Facility for working capital needs based primarily on the seasonal nature of our operating cash flows, as well as to fund share buybacks, dividends and capital expenditures. Historically, our peak borrowing level has occurred early in the fourth quarter as we increase inventory in advance of the holiday selling season.
In response to the COVID-19 pandemic, we have taken actions to preserve and fortify our liquidity, including reducing planned operating expenses, inventory receipts and capital expenditures, temporarily suspending our share repurchase and dividend programs, renegotiating payment terms with vendors and landlords, temporarily furloughing teammates or reducing teammate salaries, drawing $1.4 billion from our Credit Facility and exercising the accordion feature within the Credit Facility to provide $255.0 million of additional borrowing capacity, and issuing convertible senior notes that added over approximately $500 million of net proceeds to our cash position.
We believe that the above measures taken to increase and maintain our liquidity have provided us with sufficient cash flows to operate our business through this volatile period and that our current cash position supplemented by cash flows generated by operations and funds available under our Credit Facility will be sufficient to satisfy capital requirements for at least the next 12 months. We may require additional funding should we pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.

Credit Facility
Following an amendment that we completed on March 27, 2020, we have a $1.855 billion Credit Facility, which includes a maximum amount of $150.0 million to be issued in the form of letters of credit. Under the terms of the Credit Facility, subject to satisfaction of certain conditions, we may request an increase of up to $245.0 million in additional borrowing availability. Interest on outstanding borrowings is payable on a monthly basis and accrues, at our option, at a rate equal to a variable base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of May 2, 2020, we have total remaining borrowing capacity, after subtracting amounts drawn and outstanding letters of credit, of $213.8 million. See Note 5 to the unaudited Consolidated Financial Statements for additional details.
Credit Facility information for the periods ended:

(in millions)	May 2, 2020	May 4, 2019
Funds drawn on Credit Facility	$1,291.7	$635.3
Number of business days with outstanding balance on Credit Facility	64 days	62 days
Maximum daily amount outstanding under Credit Facility	$1,429.0	$369.5

Liquidity information as of the following dates:

(in millions)	May 2, 2020	May 4, 2019
Outstanding borrowings under Credit Facility	$1,429.0	$369.5
Cash and cash equivalents	$1,484.0	$92.4
Remaining borrowing capacity under Credit Facility	$213.8	$864.4
Outstanding letters of credit under Credit Facility	$16.1	$16.1

Convertible Notes due 2025
As of May 2, 2020, we have an aggregate principal amount of $575.0 million convertible notes due 2025 (the “Convertible Senior Notes”) outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. We expect to repay the Convertible Senior Notes principal amount in cash, whether in connection with a conversion of such notes or repayment at maturity.
While we anticipate using excess cash, free cash flow and borrowings on our Credit Facility to repay the Convertible Senior Notes in cash to minimize dilution, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the Convertible Senior Notes, that such capital will be available on terms that are favorable to us. See Note 6 to the unaudited Consolidated Financial Statements for additional details.
Capital expenditures
Our capital expenditures are primarily targeted toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have strived to continuously improve our supply chain and corporate technology capabilities. In the first quarter of fiscal 2020, capital expenditures totaled $59.6 million on a gross basis, or $51.0 million net of tenant allowances provided by landlords.
Share repurchases
On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1 billion of our common stock. Under the 2016 program, we have repurchased $968.8 million of common stock and have $31.2 million remaining under this authorization. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1 billion of our common stock.
We temporarily suspended our share repurchase programs in response to the impact of COVID-19. As our business continues to stabilize, we may resume opportunistic share repurchases under our existing authorizations.

Dividends
During the 13 weeks ended May 2, 2020, we paid $28.1 million of dividends to our stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
We temporarily suspended our dividend program in response to the impact of COVID-19.
Cash Flows
Changes in cash and cash equivalents are as follows:

	13 Weeks Ended
(in millions)	May 2, 2020	May 4, 2019
Net cash used in operating activities	$(214.8)	$(222.1)
Net cash used in investing activities	(59.6)	(46.9)
Net cash provided by financing activities	1,689.2	247.8
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash and cash equivalents	$1,414.7	$(21.2)
Operating Activities
Notwithstanding the negative earnings impacts associated with the COVID-19 pandemic, current period cash flows used in operating activities approximated those from the prior year period, increasing $7.3 million on a comparative basis. The adverse cash flow effects of our temporary store closures were offset by the aforementioned precautionary liquidity measures we took in response to the COVID-19 pandemic, including reductions in operating expenses, extended payment terms with vendors and deferrals of rent payments, in addition to last year’s inventory investment in key growth categories including footwear, apparel, baseball and golf.
Investing Activities
Cash used in investing activities increased $12.7 million for the 13 weeks ended May 2, 2020 compared to the prior year period. The increase in gross capital expenditures was primarily driven by the timing and number of new store openings.
Financing Activities
Financing activities for the current period reflect precautionary measures taken in response to the COVID-19 pandemic, including a significant draw down on the Credit Facility and activities related to the issuance of the Convertible Senior Notes.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of May 2, 2020 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
Contractual Obligations and Other Commercial Commitments
We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of February 1, 2020, see our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020. With the exception of the issuance of the Convertible Senior Notes in the current quarter, there were no material changes with respect to contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as identified below, there have been no material changes in the Company’s market risk exposures from those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020.

Credit Risk

In April 2020, the Company issued $575.0 million par value senior unsecured convertible notes due 2025 (the “Convertible Senior Notes”). In connection with the issuance of the Convertible Senior Notes, the Company also entered into five-year convertible bond hedges and five-year separate warrant transactions with several parties (“the counterparties”) and/or certain of their affiliates. Subject to the movement in the Company’s common stock price, the Company could be exposed to credit risk arising out of net settlement of the convertible bond hedges and separate warrant transactions in its favor. Based on the Company’s review of the possible net settlements and the credit strength of the counterparties and their affiliates, the Company believes that it does not have a material exposure to credit risk as a result of these transactions.

ITEM 4.  CONTROLS AND PROCEDURES
As a result of the COVID-19 pandemic, the majority of the Company’s workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on the Company’s internal controls over financial reporting during the fiscal quarter ended May 2, 2020. The Company continues to monitor, assess, and minimize the impact of the COVID-19 pandemic on its internal controls design and operating effectiveness. During the first quarter of fiscal 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 2, 2020.

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

ITEM 1A.  RISK FACTORS

Except as identified below, there have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020. The discussion of risk factors sets forth the material risks that could affect the Company’s financial condition and operations.

The novel coronavirus (COVID-19) pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented various measures to reduce the spread of COVID-19. Many of these measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. After the close of business on March 18, 2020, we temporarily closed our physical stores but continued to operate our eCommerce business, including curbside contactless pickup and ship-from-store. Furthermore, we furloughed a significant number of the workforce at our stores, distribution centers, and corporate headquarters effective April 12, 2020, due to the uncertainty surrounding the length of our store closures. Although we have recently started to reopen some of our stores and some of our furloughed teammates have returned to work, we must continue to utilize a smaller workforce to execute on the critical activities of our business during this time. Even as we reopen physical stores, changes in consumer behavior and health concerns will likely continue to impact consumer demand for our products and traffic at our stores. Due to the uncertainty of COVID-19, we will continue to assess the situation, including government imposed restrictions, market by market.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to various uncertainties, which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response to the pandemic, which could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our eCommerce business. Numerous state and local jurisdictions have imposed, and may in the future may impose or re-impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Further, we may also be adversely impacted by the disruption or cancellation of various professional leagues and sporting events, local sports leagues, and other organized youth and adult sports programs as a result of the pandemic. In addition, we expect to be impacted by the deterioration in the economic conditions in the United States, which potentially could have an impact on discretionary consumer spending. A prolonged period of these conditions will likely results in lower net sales and cash flow which could lead to impairment of our store and other assets, as well as increase the risk associated with excess inventory. While it is premature to accurately predict the ultimate impact of these developments, we expect that this situation will have a significant adverse effect on our reported results for our second fiscal quarter of 2020 and possibly beyond.

Furthermore, the Company has considered the impact that the COVID-19 pandemic would have on the assumptions and estimates used to prepare its quarterly financial statements including, but not limited to, the Company’s inventory valuations, deferred tax valuation allowances, fair value measurements and potential asset impairment charges. These assumptions and estimates may change in the future as new events occur and additional information is obtained. If economic conditions caused by COVID-19 do not recover as currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under Item 7 of our Annual Report on Form 10-K that we filed with the SEC on March 20, 2020 and the risks described herein, including risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third-party delivery service providers, our ability to access to adequate quantities of product and materials, tariffs, and regulatory restrictions.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence (both brick and mortar and online), name recognition and financial, marketing and other resources than we do. Further, the ability of consumers to compare prices in real-time through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores and catalog; internet-based and direct-sell retailers; and vendors that sell directly to customers. We cannot be sure that we will be able to continue to effectively compete in our markets due to the disruptions caused by COVID-19 or that any of our competitors are not in a better position to either respond to the disruptions caused by the COVID-19 pandemic or capitalize on potential displaced market share. An inability to respond to competitive pressures could have a material effect on our results of operations or reputation. Our responses to competitive pressures could also have a material effect on our results or reputation, including as it relates to pricing, quality, assortment, advertising, service, locations, and online and in-store shopping experiences.

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose customers and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences, and shopping patterns, which cannot be predicted with certainty and are subject to continual change and evolution. Our business has become increasingly omni-channel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. For example, we must meet customers’ expectations with respect to, among other things, creating appealing and consistent online experiences; offering differentiated and premium products and regionally relevant products; delivering elevated customer service; and providing desirable in-store experiences, fast and reliable delivery, and convenient return options. Furthermore, consumer preferences and shopping patterns have been impacted significantly by COVID-19, and the ongoing uncertainty surrounding the COVID-19 pandemic poses challenges regarding our ability to anticipate and be proactive with respect to consumer preferences and shopping patterns. We must also develop and execute merchandising initiatives with marketing programs that appeal to a broad range of consumers and markets throughout the country. Our customers have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly.

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

Negative publicity or perceptions involving the Company or our brands, products, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability, product recalls, and product boycotts; our response to COVID-19, including decisions to open physical stores to the public and the manner in which we operate those stores that have been permitted to reopen; our social media activity; failure to comply with applicable laws and regulations; our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations; and any of the other risks enumerated in these risk factors. In addition, our sales could be negatively impacted by negative publicity or perception involving professional sports leagues or individual teams in relation to decisions made by them relating to response to the COVID-19 pandemic. Furthermore, the prevalence of social media may accelerate and increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

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

Furthermore, the success of our stores depends on a number of factors including the sustained success of the shopping center where the store is located, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced customer traffic in the shopping centers where our stores are located, financial difficulties of our landlords, anchor tenants or a significant number of other retailers, and shopping center vacancies or closures could impact the profitability of our stores and increase the likelihood that our landlords fail to fulfill their obligations and conditions under our lease agreements. While we have certain remedies and protections under our lease agreements, the loss of business that could result if a shopping center should close or if customer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including the impact of COVID-19, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters or closures of distribution and fulfillment centers due to COVID-19) at any of these facilities might impair our ability to adequately stock our stores, process returns of products to vendors and fulfill eCommerce orders at the speed expected by customers, increase costs associated with shipping and delivery, damage a material portion of our inventory, and otherwise negatively affect our operations, sales, profitability, and reputation.

In addition, we rely on independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our stores and directly to customers through our eCommerce platform. Our use of third-party delivery services for shipments subjects us to risks, including increased fuel prices, which would increase our shipping costs, and labor issues, inclement weather, and disruptions due to COVID-19, which could impact a shipper’s ability to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business, operational results, financial position and cash flows.

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
In addition, laws at the federal, state or local level may change, sometimes significantly and unexpectedly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability and consumer protection; reducing the spread of COVID-19, including local store closure requirements, restrictions on the number of customers permitted in store locations, and enhanced local health and safety protocols for stores that are permitted to operate; eCommerce, data protection and privacy, including data protection laws passed by many states regarding notification to data subjects and/or regulators when there is a security breach of personal data; advertisement and marketing; labor and employment; taxes, including changes to tax rates and new taxes, tariffs, and surcharges; firearms, ammunition, knives, food items or other regulated products; accounting, corporate governance and securities; custom or import; and intellectual property.

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

From time-to-time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with landlords and vendors due to the disruptions caused by COVID-19, claims from customers or employees alleging failure to maintain safe premises with respect to protocols relating to COVID-19, and other matters.

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
We sell a significant amount of professional sports team merchandise, the success of which may be subject to fluctuations based on the success or failure of such teams or their key players. Poor performance by the professional sports teams within our core regions of operations; league-wide lockouts or strikes; and disruptions to or cancellations of sports leagues and major sporting events due to COVID-19, could cause our financial results to fluctuate year over year. In addition, to the extent we use individual athletes to market our products and advertise our stores or we sell merchandise branded by one or more athletes, the retirement or injury of such athletes or scandals in which they might be implicated could negatively impact our financial results.
We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
During the first quarter of 2020, the Company announced that it was temporarily suspending the payment of dividends to bolster its cash position and maximize flexibility in response to the current and potential impact resulting from the COVID-19 pandemic. Any determination to pay cash dividends on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a five-year $1.0 billion share repurchase program, we temporarily suspended stock repurchases in immediate response to the uncertainty caused by the COVID-19 pandemic. We are not obligated to make any purchases under this program, and we are not able to determine when or if we will resume repurchase activity under this program.
We may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take certain actions to satisfy our obligations under our indebtedness or we may experience a financial failure.

Our ability to make scheduled payments on or to refinance our debt obligations and the Convertible Senior Notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Convertible Senior Notes. We may not be able to take any of these actions, these actions may not be successful and permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.

Our current and future indebtedness could have negative consequences for our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Senior Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

As noted above, our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Senior Notes, and our cash needs may increase in the future. In addition, our existing senior secured revolving credit facility contains, and any future indebtedness that we may incur may contain restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the Convertible Senior Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Senior Notes or pay cash upon their conversion.

Noteholders may, subject to certain conditions, require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including our current Credit Facility, may restrict our ability to repurchase the Convertible Senior Notes or pay the cash amounts due upon conversion. Our inability to satisfy our obligations under the Convertible Senior Notes could harm our reputation and affect the trading price of our common stock.

Our failure to repurchase the Convertible Senior Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.

Provisions in the Convertible Senior Notes and the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Senior Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Senior Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Senior Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The convertible note hedge and warrant transactions may affect the value of our common stock.

In connection with the issuance of the Convertible Senior Notes, we entered into privately negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Senior Notes. Concurrently with the entry into the convertible note hedge transactions, we entered into separate, privately negotiated warrant transactions with the hedge counterparties collectively relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, and for which we will receive premiums to partially offset the cost of entering into the hedge transactions.

The convertible note hedge transactions are intended to reduce the potential dilution with respect to our common stock or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, upon any conversion of the Convertible Senior Notes. The warrant transactions could have a dilutive effect with respect to our common stock to the extent that the price per share of our common stock exceeds the strike price of the warrants evidenced by the warrant transactions. In connection with establishing and maintaining their initial hedge positions with respect to the convertible note hedge transactions and the warrant transactions, we understand that the hedge counterparties or their respective affiliates may modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time-to-time by purchasing or selling shares of our common stock or the Convertible Senior Notes in privately negotiated transactions or open-market transactions or by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock.

The effect, if any, of these activities on the trading price of our common stock will depend on a variety of factors, including market conditions, and is uncertain at this time. Any of these activities could, however, adversely affect the trading price of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The hedge counterparties are financial institutions, and we will be subject to the risk that they might default under certain of the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Global economic conditions have from time-to-time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that hedge counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.

Conversion of the Convertible Senior Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders, including noteholders who have previously converted their notes.

At our election, we may settle Convertible Senior Notes tendered for conversion entirely or partly in shares of our common stock. Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Convertible Senior Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Convertible Senior Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
February 2, 2020 to February 29, 2020	1,419	$43.74	—	$1,031,207,525
March 1, 2020 to April 4, 2020	1,302	$35.17	—	$1,031,207,525
April 5, 2020 to May 2, 2020	182,792	$17.96	—	$1,031,207,525
Total	185,513	$18.27	—

(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased as part of our previously announced five-year $1.0 billion share repurchase program authorized by the Board of Directors on March 16, 2016. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock. The 2016 program will remain available for purchases until it is exhausted or expires, after which time we may repurchase shares under the 2019 program.

ITEM 5.  OTHER INFORMATION

Effective June 7, 2020, the Company will be restoring the salaries of Lee J. Belitsky, Chief Financial Officer, Donald J. Germano, Executive Vice President – Stores, and Navdeep Gupta, Senior Vice President – Finance and Chief Accounting Officer, whose salaries were temporarily reduced as a precautionary measure during the Company’s initial response to COVID-19. The Company restored the salaries of all other teammates whose salaries were reduced during the Company’s initial response to COVID-19, other than the salaries of Ed Stack, Chief Executive Officer, and Lauren Hobart, President.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
4.1	Indenture, dated as of April 17, 2020, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K, File No 001-31463, filed on April 23, 2020

4.2	Form of certificate representing the 3.25% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current report on Form 8-K, File No 001-31463, filed on April 23, 2020
Form of certificate representing the 3.25% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1).
10.1	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of March 27, 2020, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, File No 001-31463, filed on March 31, 2020

10.2	Sixth Amendment to the Amended and Restated Credit Agreement, dated as of April 14, 2020, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, File No 001-31463, filed on April 15, 2020

10.3	Form of Convertible Note Hedge Transactions confirmation.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, File No 001-31463, filed on April 23, 2020

10.4	Form of Warrant Transactions confirmation.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K, File No 001-31463, filed on April 23, 2020

10.5*	Offer Letter between the Company and Julie Lodge-Jarrett, Senior Vice President - Chief People Officer	Filed herewith

10.6*	Offer Letter between the Company and Vladimir Rak, Executive Vice President - Chief Technology Officer	Filed herewith

31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 3, 2020 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of June 3, 2020 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of June 3, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of June 3, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 3, 2020 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)