Form 10-Q
period 2020-08-01
DICK'S SPORTING GOODS, INC.
filed 2020-08-26
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2020
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
Yes ☐ No ☑

As of August 21, 2020, DICK’S Sporting Goods, Inc. had 65,146,591 shares of common stock, par value $0.01 per share, and 23,965,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$2,713,372	$2,259,212	$4,046,600	$4,179,889
Cost of goods sold, including occupancy and distribution costs	1,776,497	1,582,141	2,890,397	2,939,009
GROSS PROFIT	936,875	677,071	1,156,203	1,240,880
Selling, general and administrative expenses	543,033	521,072	946,254	1,008,230
Pre-opening expenses	2,485	996	4,765	1,574
INCOME FROM OPERATIONS	391,357	155,003	205,184	231,076
Interest expense	14,682	5,550	22,727	8,631
Other income	(14,508)	(1,582)	(986)	(8,320)
INCOME BEFORE INCOME TAXES	391,183	151,035	183,443	230,765
Provision for income taxes	114,340	38,501	50,022	60,706
NET INCOME	$276,843	$112,534	$133,421	$170,059

EARNINGS PER COMMON SHARE:
Basic	$3.29	$1.28	$1.59	$1.88
Diluted	$3.12	$1.26	$1.53	$1.85
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	84,130	88,080	83,932	90,483
Diluted	88,826	89,400	87,360	91,894

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
NET INCOME	$276,843	$112,534	$133,421	$170,059
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	53	17	(10)	(2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	53	17	(10)	(2)
COMPREHENSIVE INCOME	$276,896	$112,551	$133,411	$170,057

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,061,141	$69,334	$116,733
Accounts receivable, net	74,790	53,173	64,096
Income taxes receivable	7,223	5,762	4,389
Inventories, net	1,875,152	2,202,275	2,136,797
Prepaid expenses and other current assets	74,946	79,472	144,002
Total current assets	3,093,252	2,410,016	2,466,017

Property and equipment, net	1,348,059	1,415,728	1,479,855
Operating lease assets	2,213,158	2,313,846	2,454,929
Intangible assets, net	92,584	94,768	127,079
Goodwill	245,857	245,857	250,476
Deferred income taxes	21,538	14,412	14,600
Other	138,121	133,933	122,259
TOTAL ASSETS	$7,152,569	$6,628,560	$6,915,215

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,094,258	$1,001,589	$906,721
Accrued expenses	462,284	415,501	391,555
Operating lease liabilities	474,769	422,970	410,477
Income taxes payable	55,901	10,455	21,490
Deferred revenue and other liabilities	196,165	225,959	195,148
Total current liabilities	2,283,377	2,076,474	1,925,391
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	224,100	441,500
Convertible senior notes due 2025	404,573	—	—
Long-term operating lease liabilities	2,373,173	2,453,346	2,604,897
Deferred income taxes	—	9,187	5,926
Other long-term liabilities	161,150	133,855	172,415
Total long-term liabilities	2,938,896	2,820,488	3,224,738
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	601	593	623
Class B common stock	241	243	245
Additional paid-in capital	1,373,426	1,253,867	1,231,325
Retained earnings	2,724,424	2,645,281	2,565,700
Accumulated other comprehensive loss	(130)	(120)	(122)
Treasury stock, at cost	(2,168,266)	(2,168,266)	(2,032,685)
Total stockholders' equity	1,930,296	1,731,598	1,765,086
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,152,569	$6,628,560	$6,915,215

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598
Equity component value of convertible note issuance	—	—	—	—	160,693	—	—	—	160,693
Purchase of convertible note hedge	—	—	—	—	(161,057)	—	—	—	(161,057)
Sale of common stock warrants	—	—	—	—	105,225	—	—	—	105,225
Restricted stock vested	745	7	—	—	(7)	—	—	—	—
Minimum tax withholding requirements	(185)	(2)	—	—	(3,388)	—	—	—	(3,390)
Net loss	—	—	—	—	—	(143,422)	—	—	(143,422)
Stock-based compensation	—	—	—	—	9,235	—	—	—	9,235
Foreign currency translation adjustment, net of taxes of $20	—	—	—	—	—	—	(63)	—	(63)
Cash dividend declared, $0.3125 per common share	—	—	—	—	—	(26,794)	—	—	(26,794)
BALANCE, May 2, 2020	59,816	$598	24,291	$243	$1,364,568	$2,475,065	$(183)	$(2,168,266)	$1,672,025
Exchange of Class B common stock for common stock	200	2	(200)	(2)	—	—	—	—	—
Exercise of stock options	28	—	—	—	939	—	—	—	939
Restricted stock vested	26	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(8)	—	—	—	(294)	—	—	—	(294)
Net income	—	—	—	—	—	276,843	—	—	276,843
Stock-based compensation	—	—	—	—	8,214	—	—	—	8,214
Foreign currency translation adjustment, net of taxes of $(17)	—	—	—	—	—	—	53	—	53
Cash dividend declared, $0.3125 per common share	—	—	—	—	—	(27,484)	—	—	(27,484)
BALANCE, August 1, 2020	60,062	$601	24,091	$241	$1,373,426	$2,724,424	$(130)	$(2,168,266)	$1,930,296

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 2, 2019	69,305	$693	24,541	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	50	—	(50)	—	—	—	—	—	—
Exercise of stock options	6	—	—	—	213	—	—	—	213
Restricted stock vested	520	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(158)	(1)	—	—	(5,858)	—	—	—	(5,859)
Net income	—	—	—	—	—	57,525	—	—	57,525
Stock-based compensation	—	—	—	—	11,907	—	—	—	11,907
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(19)	—	(19)
Purchase of shares for treasury	(2,968)	(30)	—	—	—	—	—	(107,275)	(107,305)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(26,635)	—	—	(26,635)
BALANCE, May 4, 2019	66,755	$668	24,491	$245	$1,220,543	$2,478,129	$(139)	$(1,873,411)	$1,826,035
Exercise of stock options	2	—	—	—	60	—	—	—	60
Restricted stock vested	21	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(7)	—	—	—	(453)	—	—	—	(453)
Net income	—	—	—	—	—	112,534	—	—	112,534
Stock-based compensation	—	—	—	—	11,175	—	—	—	11,175
Foreign currency translation adjustment, net of taxes of $(5)	—	—	—	—	—	—	17	—	17
Purchase of shares for treasury	(4,486)	(45)	—	—	—	—	—	(159,274)	(159,319)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(24,963)	—	—	(24,963)
BALANCE, August 3, 2019	62,285	623	24,491	245	1,231,325	2,565,700	(122)	(2,032,685)	1,765,086

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	August 1, 2020	August 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,421	$170,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and other	162,755	157,410
Amortization of convertible notes discount and issuance costs	7,662	—
Non-cash lease costs	28,395	(28,699)
Deferred income taxes	(16,313)	(4,609)
Stock-based compensation	17,449	23,082
Changes in assets and liabilities:
Accounts receivable	(8,402)	(26,859)
Inventories	327,123	(312,101)
Prepaid expenses and other assets	7,026	(5,169)
Accounts payable	103,379	(10,550)
Accrued expenses	48,497	17,909
Income taxes payable / receivable	43,985	3,094
Deferred construction allowances	30,850	21,961
Deferred revenue and other liabilities	(9,120)	(32,752)
Net cash provided by (used in) operating activities	876,707	(27,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94,256)	(110,992)
Deposits and purchases of other assets	—	(1,000)
Net cash used in investing activities	(94,256)	(111,992)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,291,700	1,185,850
Revolving credit repayments	(1,515,800)	(744,350)
Proceeds from issuance of convertible notes	575,000	—
Payments for purchase of bond hedges	(161,057)	—
Proceeds from issuance of warrants	105,225	—
Transaction costs paid in connection with convertible notes issuance	(17,396)	—
Payments on other long-term debt and finance lease obligations	(403)	(2,644)
Proceeds from exercise of stock options	939	273
Minimum tax withholding requirements	(3,684)	(6,312)
Cash paid for treasury stock	—	(266,624)
Cash dividends paid to stockholders	(54,448)	(51,258)
(Decrease) increase in bank overdraft	(10,710)	27,363
Net cash provided by financing activities	209,366	142,298
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(10)	(2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	991,807	3,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,334	113,653
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,061,141	$116,733
Supplemental disclosure of cash flow information:
Accrued property and equipment	$30,924	$28,255
Cash paid for interest	$9,156	$7,865
Cash paid for income taxes	$24,260	$62,780

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through its dedicated teammates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. The Company offers its products through an eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 as filed with the Securities and Exchange Commission on March 20, 2020. Operating results for the 13 and 26 weeks ended August 1, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021 or any other period.
Reclassifications
Certain reclassifications have been made to prior year amounts within the unaudited Consolidated Statements of Cash Flows to conform to the current year presentation.

COVID-19 Update
In March 2020, the World Health Organization declared the disease caused by the novel strain of coronavirus (“COVID-19”) a pandemic, which continued to spread globally and throughout the United States. In response to the public health crisis posed by COVID-19, the Company prioritized the health and safety of our teammates and athletes and temporarily closed its stores to the public after the close of business on March 18, 2020. The Company also closed its corporate office, using its business continuity plans to operate corporate support functions under remote work arrangements that currently remain in place.
The temporary store closures had a negative impact on the Company’s first quarter results. In response to the potential impacts and uncertainty about the duration of the COVID-19 pandemic, the Company took precautionary measures to increase and maintain its liquidity, which included reductions in planned operating expenses, inventory receipts and planned capital expenditures, negotiating rent deferrals with landlords, increasing the borrowing capacity on its Credit Facility and issuing $575 million of convertible senior notes due 2025 (“Convertible Senior Notes”), which added over $500 million of net proceeds to the Company’s cash position, among other actions. Subsequent to the end of the first fiscal quarter, the Company reopened all of its stores by the end of June, which contributed to a sales increase of approximately 20.1% in the quarter ended August 1, 2020 compared to the quarter ended August 3, 2019. As a result of the Company’s second quarter results and the aforementioned precautionary measures taken to increase and maintain its liquidity, the Company ended the second quarter of fiscal 2020 with $1.1 billion of cash and cash equivalents, with no borrowings outstanding on its Credit Facility.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, on March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, promulgated various income tax provisions, including but not limited to, modifications for net operating losses, an accelerated time frame for refunds associated with prior minimum taxes and modifications of the limitation on business interest (see Note 7 for further discussion). The CARES Act also provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. During the year to date period in fiscal 2020, employee retention tax credits reduced the Company’s operating expenses by approximately $16.6 million. In addition, the Company is deferring qualified payroll and other tax payments as permitted by the CARES Act, which totaled approximately $22.4 million as of August 1, 2020.
The Company continues to consider and assess the potential impact that the COVID-19 pandemic could have on the Company’s operations, including the assumptions and estimates used to prepare its interim financial statements such as the Company’s inventory valuations, deferred tax valuation allowances, fair value measurements and potential asset impairment charges. These assumptions and estimates may change in the future as new events occur and additional information is obtained. If the COVID-19 pandemic causes current economic conditions to further deteriorate and negatively impact consumer spending, such future changes may have a material adverse impact on the Company's results of operations, financial position and liquidity.
As a result of actions taken to support its teammates as well as the impacts of temporary store closures, the Company incurred approximately $42 million and $76 million of incremental compensation and safety costs for the quarterly and year to date periods ended August 1, 2020, respectively. In addition, the quarter ended August 1, 2020 included the recovery of approximately $28 million of inventory write-downs that the Company recorded in the first quarter, due to better than anticipated second quarter sales.
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
Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).” The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the timing and impact of the adoption of ASU 2020-06 on the Company's financial statements but anticipates that it will result in a reduction in non-cash interest expense related to the Convertible Senior Notes.

2.  Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 6 for further discussion) and stock-based awards, such as stock options and restricted stock.
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income	$276,843	$112,534	$133,421	$170,059
Weighted average common shares outstanding - basic	84,130	88,080	83,932	90,483
Dilutive effect of stock-based awards	3,577	1,320	2,868	1,411
Dilutive effect of Convertible Senior Notes and warrants	1,119	—	560	—
Weighted average common shares outstanding - diluted	88,826	89,400	87,360	91,894
Earnings per common share - basic	$3.29	$1.28	$1.59	$1.88
Earnings per common share - diluted	$3.12	$1.26	$1.53	$1.85

Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 13 weeks ended August 1, 2020 and August 3, 2019 were 2.8 million and 3.2 million, respectively. Anti-dilutive options and restricted stock excluded from the calculation of earnings per share for the 26 weeks ended August 1, 2020 and August 3, 2019 were 3.1 million and 3.2 million, respectively. Shares to be provided to the Company from its bond hedge purchased concurrently with its issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted shares.

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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of August 1, 2020 and February 1, 2020, the fair value of the Company’s deferred compensation plans was $107.2 million and $99.7 million, respectively, as determined by quoted prices in active markets. The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.
The Company bases the fair value of its Convertible Senior Notes on Level 2 inputs, specifically their quoted price in an inactive market on the last trading day in a reporting period. On August 1, 2020, the fair value of the Convertible Senior Notes was $866.0 million, compared to their carrying value of $404.6 million, which excluded amounts classified within additional paid-in capital and any unamortized discounts. See Note 6 for additional information.
Due to the short-term nature of these instruments, the fair value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Facility and certain other liabilities approximated their carrying values at both August 1, 2020 and February 1, 2020.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using Level 3 inputs. The Company did not record any impairment charges during the quarter ended August 1, 2020.

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
In response to the COVID-19 pandemic, the FASB issued interpretive guidance in April 2020, which provides entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. The Company did not elect this option; accordingly, any rent deferrals or concessions that were granted by landlords during fiscal 2020 were treated as lease modifications and not as variable rent reductions. Since lease modification accounting generally requires recognition of changes in rent payments over the lease term, the Company’s earnings were not materially impacted in the quarter or 26 weeks ended August 1, 2020 by rent deferrals or concessions.

Supplemental cash flow information related to operating leases for the 26 weeks ended August 1, 2020 and August 3, 2019 were as follows (in millions):

	26 weeks ended
	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$265.8	$327.9
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$143.5	$140.4

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
The annual interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The March 27, 2020 amendment increased the applicable margins on base rate loans and LIBOR rate loans to the highest level under the existing pricing grid, or from 0.125% to 0.375% for base rate loans and from 1.125% to 1.375% for adjusted LIBOR rate loans. These margin percentages will be in effect until the Company elects to lower the aggregate commitments under the Credit Facility so that they no longer exceed $1.6 billion. Other modifications included introducing a LIBOR “floor” of 0.75% for purposes of calculating the interest rate on LIBOR based loans and modifying the borrowing base definition so that certain junior liens do not automatically disqualify eligible receivables and inventory from inclusion in the borrowing base.
As of August 1, 2020, there were no borrowings outstanding under the Credit Facility. As of August 1, 2020 and February 1, 2020, total remaining borrowing capacity, after subtracting letters of credit, was $1,450.2 million and $1,359.8 million, respectively.
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

6. Convertible Senior Notes
Overview
In April 2020, the Company issued in a private offering an aggregate $575.0 million 3.25% Convertible Senior Notes due 2025 in two closing transactions, including the exercise of a $75.0 million over-allotment option. The Company received proceeds from the issuance and sale of the Convertible Senior Notes of $557.6 million, net of $17.4 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020 and will mature on April 15, 2025, unless earlier repurchased, redeemed or converted.

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
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock, including but not limited to a fundamental change; or
•if the Company calls all or any Convertible Senior Notes for redemption.
On or after December 2, 2024, until the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Senior Notes, noteholders may convert their Convertible Senior Notes at their option at any time, regardless of the foregoing conditions.
The Company may redeem the Convertible Senior Notes at its option at any time on or after April 17, 2023 at a cash redemption price equal to the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Senior Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Senior Note, in which case the conversion rate applicable to the conversion of that Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption.
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
Upon issuance of the Convertible Senior Notes in April 2020, the initial conversion rate was 28.2618 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which represented an initial conversion price of approximately $35.38 per share. The conversion rate is subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. In addition, upon the occurrence of a fundamental change prior to the maturity of the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the Convertible Senior Notes in connection with such fundamental change. As of August 1, 2020, the conversion rate for the Convertible Senior Notes is 28.4788, which represents a conversion price of $35.11 per share. The difference between the initial conversion rate and the conversion rate as of August 1, 2020 is due to dividends that have been declared following the issuance of the Convertible Senior Notes.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Upon conversion, the Company may settle the Convertible Senior Notes for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. The Company also has the ability to irrevocably elect to settle the Convertible Senior Notes in cash without amending the indentures or the Notes themselves. As of August 1, 2020, the Company intends to settle the principal amount of the Convertible Senior Notes in cash and any conversion premium in shares of its common stock.
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $396.9 million to the debt liability and $160.7 million to additional paid in capital.
The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 11.6%. During the 13 and 26 weeks ended August 1, 2020, the Company recognized interest expense of $11.2 million and $13.1 million, respectively, related to the Convertible Senior Notes.
A summary as of August 1, 2020 of the gross carrying amount, unamortized debt discount including debt issuance costs, and net carrying value of the liability component of the Convertible Senior Notes is as follows:

(in millions)
Par value	$575.0
Debt discount	$(170.4)
Carrying amount	$404.6
Equity component (*)	$160.7
(*) Included in additional paid-in capital on the consolidated balance sheets.
Convertible Note Hedge and Warrant Transactions
In connection with the sale of the Convertible Senior Notes, the Company purchased a bond hedge designed to mitigate the potential dilution to shareholders from the conversion of the Convertible Senior Notes. Under the five-year term of the bond hedge, upon a conversion of the bonds the Company will receive shares of common stock equal to the shares issued under the conversion feature of the Convertible Senior Notes. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Senior Notes, and that the Company would receive under the bond hedge, is equal to the number of shares underlying the Convertible Senior Notes or approximately 16.4 million shares.
The cost of the bond hedge was partially offset by the Company’s sale of warrants to acquire approximately 16.4 million shares of the Company’s common stock. The warrants were initially exercisable at a price of at least $52.42 per share and are subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. As of August 1, 2020, the warrants are exercisable at a price of at least $52.02 per share. The difference between the initial and current exercise price is due to dividends that have been declared following the issuance of the warrants.
The bond hedge and warrant transactions effectively increased the conversion price associated with the Convertible Senior Notes during the term of these transactions from 35% to 100% at their issuance, thereby reducing the dilutive economic effect to shareholders upon actual conversion. There would be dilution from the conversion of the Convertible Senior Notes to the extent that the then-market price per share of the common stock exceeds the exercise price of the warrants at the time of conversion.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At issuance, the Company recorded a deferred tax liability of $42.7 million related to the Convertible Senior Notes debt discount and a deferred tax asset of $42.8 million related to the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded net within deferred income taxes in the unaudited consolidated balance sheets.

7. Income Taxes
The Company’s effective tax rate increased to 29.2% for the current quarter from 25.5% for the quarter ended August 3, 2019. The Company’s effective tax rate for its first quarter of 2020 included an estimated benefit resulting from the CARES Act, which allows us to carry-back net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. Based upon its second quarter net income, the Company no longer anticipates a net operating loss for fiscal 2020, which is reflected in its effective tax rate for the 13 weeks ended August 1, 2020.
The Company’s effective tax rate increased to 27.3% for the 26 weeks ended August 1, 2020 from 26.3% for the 26 weeks ended August 3, 2019. The increase was due primarily to the tax impact of certain share-based payments that vested in the current year.

8.  Subsequent Event
On August 21, 2020, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.3125 per share on the Company's common stock and Class B common stock payable on September 25, 2020 to stockholders of record as of the close of business on September 11, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the impact of the coronavirus (“COVID-19”) pandemic on the business, including store closures, changes to consumer demand and store traffic, and supply chain disruptions; that our efforts to increase and maintain liquidity will continue to be sufficient to operate during the disruption caused by the COVID-19 pandemic; plans to delay the removal of the hunt department from additional stores in fiscal 2020; plans to reduce our store growth rate and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; investments in our teammates and their productivity; the impact of the issuance of the Convertible Senior Notes, entering into the bond hedge and warrant transactions, and our intention to repay the Convertible Senior Notes in cash; eliminating non-essential expenses to fund our future strategic investments; the reduction in our planned capital expenditures; future dividends and share repurchases; and borrowings under our credit facility.
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2020 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪The impact of the duration and scope of the COVID-19 pandemic on our business, operations and financial results, including whether there are additional waves of infections or periods of increases in the number of COVID-19 cases in areas in which we operate, and the restrictions that might be imposed by federal, state, or local governments in response to the pandemic, including restrictions impacting school closures and remote learning requirements;
▪The dependence of our business on consumer discretionary spending and our ability to predict or effectively react to changes in consumer demand or shopping patterns, including changes due to the COVID-19 pandemic;
▪Store closures due to the COVID-19 pandemic or civil disturbances;
▪Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;
▪Our vendor relationships, disruptions in our or our vendors’ supply chains (including those resulting from the COVID-19 pandemic), and increasing product costs, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, foreign political instability or other reasons;
▪Lawsuits or other claims arising from our response to the COVID-19 pandemic;
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
▪The impact of the strategic review of our hunt business, including Field & Stream, and our hunt restructuring strategy;
▪That our strategic plans and initiatives may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;
•Our ability to manage the impact of new tariffs or increased rates on existing tariffs;
•Lack of available retail store sites on terms acceptable to us, our ability to leverage the flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as our leases come up for renewal, and other costs and risks relating to a brick and mortar retail store model;
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
▪Disruption or cancellation of organized youth and adult sports programs as a result of the pandemic;
▪Poor performance of professional sports teams, professional team lockouts or strikes, retirement, serious injury or scandal involving key athletes, and disruptions to or cancellations of sports leagues and major sporting events due to the COVID-19 pandemic;
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
▪Risks related to our indebtedness, including the Convertible Senior Notes and the related bond hedge and warrant transactions; and
▪Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪The issuance of quarterly cash dividends, and our repurchase activity, if any, pursuant to our share repurchase program.
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

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through our teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. We also offer our products through an eCommerce platform that is integrated with our store network and provides athletes with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.

Our profitability is primarily influenced by our number of store locations and selling square footage, the continued integration of eCommerce with brick and mortar stores, the growth in consolidated same store sales, which includes our eCommerce business, the strength of our gross profit margins, and our ability to manage expenses. We have grown from 619 DICK’S Sporting Goods stores as of August 1, 2015 to 726 DICK’S Sporting Goods stores as of August 1, 2020. We have reduced the rate at which we open new stores in recent years, a strategy we intend to continue over the next few years to allow our continued leverage of the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate term as those leases come up for renewal. We deploy an insourced eCommerce platform, which allows for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in store and multi-channel marketing campaigns. In response to the COVID-19 pandemic, we implemented curbside contactless pickup and return to store at our store locations as an additional alternative for our athletes.
Our eCommerce sales penetration to total net sales increased from approximately 9% in fiscal 2014 to approximately 16% in fiscal 2019. Following our temporary store closures through the end of the first quarter of 2020, we experienced strong eCommerce sales performance, which included activity from our new curbside contactless pickup service. This sales trend continued into the second fiscal quarter, even as our stores began to reopen, as eCommerce sales increased 194% compared to the second quarter of fiscal 2019, and represented approximately 30% of total sales. Through our omni-channel platform, approximately 90% of our eCommerce sales were generated within brick and mortar store trade areas, with the majority of these sales fulfilled by our store network.
Industry Challenges
The retail industry as a whole is dynamic, and sporting goods retail in particular has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Vendors have broadened their distribution into department stores and family footwear channels while continuing to grow their direct to consumer businesses. We have responded to these challenges by reallocating floor space to growing categories while focusing on driving profitable sales, emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity. We have also made strategic investments in our supply chain, digital capabilities, customer experience, private brands and teammates to support these efforts and have focused on increasing productivity, while eliminating non-essential expenses which has enabled us to fund our future strategic investments.
COVID-19 Update
In March 2020, the World Health Organization declared the disease caused by the COVID-19 pandemic, which continued to spread globally and throughout the United States. In response to the public health crisis posed by the COVID-19 pandemic, we prioritized the health and safety of our teammates and athletes and temporarily closed our stores to the public after the close of business on March 18, 2020. We also closed our customer support center, using our business continuity plans to operate our corporate support functions under remote work arrangements, which remain in place.
During the period of store closures, we continued to serve our athletes through our eCommerce platform, which has experienced accelerated sales growth since our temporary store closures. We leveraged our store network for ship-from-store and curbside contactless pickup capabilities, which allowed us to sell through inventory in stores and provide service to our athletes who preferred to pick up their merchandise via a contactless process at our store locations. Additionally, we took precautionary measures to increase and maintain our liquidity, which included reductions in planned operating expenses, inventory receipts and planned capital expenditures, negotiating rent deferrals with landlords, increasing the borrowing capacity on our Credit Facility and issuing par value $575 million convertible senior notes (the “Convertible Senior Notes”), which added over $500 million of net proceeds to our cash position, among other actions.
We began to reopen stores in late April 2020 where it was permitted by state and local directives. As of the end of May, approximately 80% of our stores were open to the public, and all of our stores were open as of the end of June. Consolidated same store sales increased 20.7% during the current quarter compared to the prior year period, due in part to higher demand for health and fitness related merchandise, including socially distant outdoor activities and athletic apparel and footwear. Additionally, we continue to experience higher eCommerce sales following our store re-openings. eCommerce sales, which include curbside contactless pickup, increased 194% during the current quarter compared to the prior year quarter. More than 75% of our online sales were fulfilled by our stores, which serve as localized points of distribution. Although the favorable shifts in consumer demand that contributed to our performance during the second quarter have continued into the third quarter, they have been partially offset by softness across key back-to-school categories.

We have implemented additional safety and cleaning protocols at our stores, distribution centers and corporate offices. Additionally, we have provided a 15% pay premium to our store and distribution center teammates, which we intend to keep in place for the remainder of the calendar year. As a result of actions taken to prioritize the health and well-being of our teammates and athletes, we incurred teammate compensation and safety costs for the 13 weeks and 26 weeks ended August 1, 2020 of approximately $42 million and $76 million, respectively.
While the ongoing COVID-19 pandemic did not adversely affect the results of our second fiscal quarter, the long-term health and economic impact of the COVID-19 pandemic remains uncertain, including the duration and severity of the COVID-19 outbreak, actions that may be taken to contain its spread, its impact on consumer discretionary spending and the longer-term economic recovery when the pandemic subsides. Therefore, we currently are not able to estimate the full impact that the COVID-19 pandemic may have on our financial condition and future results of operations. We will continue to actively monitor the effects that the COVID-19 pandemic has on our business. Another period of store closures or changes in customer behaviors would require us to re-evaluate our current business assumptions and estimates. Such conditions would likely result in lower future net sales and cash flow, which could lead to impairment of our store and other assets, as well as increase the risks associated with excess inventory.
Hunt Restructuring Update
In connection with our previously disclosed strategic review of our hunt business, we removed hunt category merchandise from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and reallocated the space in these stores to a localized assortment in an effort to drive growth. In the fourth quarter of fiscal 2019, we announced a plan to remove the hunt department from approximately 440 additional DICK’S Sporting Goods stores in fiscal 2020, which would have left the hunt department in approximately 12% of our remaining stores. During fiscal 2020, we have removed the hunt department from approximately 200 DICK’S Sporting Goods stores. However, our plans to remove the hunt department from the remaining 240 stores in fiscal 2020 have been delayed as part of our response to the COVID-19 pandemic, which included minimizing store disruptions and reducing capital expenditures in fiscal 2020.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were permanently closed or relocated during the applicable period have been excluded from same store sales results. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales in the “Results of Operations and Other Selected Data” section herein.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Earnings per diluted share of $3.12 increased 148% compared to earnings per diluted share of $1.26 during the second quarter of 2019. Net income in the current quarter totaled $276.8 million compared to $112.5 million during the second quarter of 2019.
•Current quarter net income included approximately $14 million of pre-tax expenses, or $0.12 per diluted share, due to the COVID-19 pandemic. This included approximately $42 million of teammate compensation and safety costs, partially offset by the recovery of $28 million of inventory write-downs recorded in the first quarter due to better than anticipated second quarter sales.
•Net income in the current quarter also included $4.9 million of non-cash interest, net of tax, and earnings per diluted share includes 1.1 million shares related to our Convertible Senior Notes. Together, these impacted current quarter earnings per diluted share by $0.09.
•Net sales increased 20.1% to $2,713.4 million in the current quarter from $2,259.2 million during the second quarter of 2019.
▪Consolidated same store sales increased 20.7% from the second quarter of 2019, which included a period of temporary store closures.
▪Following our store closures due to the COVID-19 pandemic, eCommerce sales growth accelerated. This accelerated growth continued after stores reopened, driven by our new curbside contactless pickup service. As a result, eCommerce sales increased approximately 194% in the current quarter, with eCommerce sales penetration increasing to approximately 30% of total net sales during the current quarter compared to approximately 12% of total net sales during the second quarter of 2019.
•In addition, during the current quarter we:
▪Fully repaid outstanding borrowings on our Credit Facility, ending the quarter with excess borrowing capacity, after subtracting amounts drawn and outstanding letters of credit, of $1,450.2 million; and,
▪Reinstated our temporarily suspended dividend program, which resulted in our declaration and payment of a cash dividend in the amount of $0.3125 per share on our common stock and Class B common stock in June.
•The following table summarizes store openings and permanent store closures for the periods indicated:

	26 Weeks Ended August 1, 2020			26 Weeks Ended August 3, 2019
	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	726	124	850	729	130	859
Q1 New stores	1	2	3	—	1	1
Q2 New stores	—	3	3	2	2	4
Closed stores	1	3	4	4	—	4
Ending stores	726	126	852	727	133	860

Relocated stores	3	1	4	1	—	1

(1) Includes our Golf Galaxy, Field & Stream and clearance concept stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable.

The following table presents selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the prior year period, and other data, which is provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2019-2020
	13 Weeks Ended
	August 1, 2020 (A)	August 3, 2019 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.47	70.03	(456)
Gross profit	34.53	29.97	456
Selling, general and administrative expenses (3)	20.01	23.06	(305)
Pre-opening expenses (4)	0.09	0.04	5
Income from operations	14.42	6.86	756
Interest expense	0.54	0.25	29
Other income	(0.53)	(0.07)	(46)
Income before income taxes	14.42	6.69	773
Provision for income taxes	4.21	1.70	251
Net income	10.20%	4.98%	522

Other Data:
Consolidated same store sales increase (5)	20.7%	3.2%
Number of stores at end of period (6)	852	860
Total square feet at end of period (6)	41,912,692	42,320,570

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2019-2020 (A)
	26 Weeks Ended
	August 1, 2020 (A)	August 3, 2019
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	71.43	70.31	112
Gross profit	28.57	29.69	(112)
Selling, general and administrative expenses (3)	23.38	24.12	(74)
Pre-opening expenses (4)	0.12	0.04	8
Income from operations	5.07	5.53	(46)
Interest expense	0.56	0.21	35
Other income	(0.02)	(0.20)	18
Income before income taxes	4.53	5.52	(99)
Provision for income taxes	1.24	1.45	(21)
Net income	3.30%	4.07%	(77)
Other Data:
Consolidated same store sales (decrease) increase (5)	(2.3%)	1.7%
Number of stores at end of period (6)	852	860
Total square feet at end of period (6)	41,912,692	42,320,570

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
(5)Consolidated same store sales include stores that were temporarily closed during fiscal 2020 as a result of the COVID-19 pandemic. The method of calculating consolidated same store sales varies across the retail industry, including as to the treatment of temporary store closures as a result of the COVID-19 pandemic. Accordingly, our method of calculating this metric may not be the same as other retailers’ methods. For additional information on consolidated same store sales, please see our most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020.
(6)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream and clearance concept stores.

13 Weeks Ended August 1, 2020 Compared to the 13 Weeks Ended August 3, 2019

Net Sales
Net sales totaled $2,713.4 million in the current quarter compared to $2,259.2 million for the quarter ended August 3, 2019, an increase of 20.1%. The net sales increase was due to a $451.0 million, or 20.7%, increase in consolidated same store sales. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, and included a 2.8% increase in transactions and 17.9% increase in sales per transaction. Following our store closures due to the COVID-19 pandemic, eCommerce sales growth accelerated. This accelerated growth continued after stores reopened, driven by our new curbside contactless pickup service. As a result, eCommerce sales increased approximately 194% in the current quarter, with eCommerce sales penetration increasing to approximately 30% of total net sales during the current quarter compared to approximately 12% of total net sales during the second quarter of 2019.
Income from Operations
Income from operations increased to $391.4 million in the current quarter compared to $155.0 million for the quarter ended August 3, 2019.
Gross profit increased 38.4% to $936.9 million in the current quarter from $677.1 million for the quarter ended August 3, 2019, an increase as a percentage of net sales of 456 basis points due primarily to merchandise margin expansion and occupancy leverage, partially offset by higher eCommerce shipping and fulfillment costs. Merchandise margins increased 325 basis points, primarily driven by fewer promotions, as well as better than anticipated sales and margin on merchandise nearing end-of-life, which resulted in the recovery of $28 million of inventory write-downs that we recorded in the first quarter. Our occupancy costs decreased $2.8 million in the current quarter compared to the quarter ended August 3, 2019 and increased gross profit by 204 basis points. These improvements were partially offset by higher eCommerce shipping and fulfillment costs as a result of the growth and increased penetration of eCommerce sales as compared to the Company’s total net sales, as well as the fixed costs from two dedicated eCommerce fulfillment centers that opened in the third quarter of 2019. Approximately $10 million of COVID-related compensation and safety costs was included within gross profit.
Selling, general and administrative expenses increased 4.2% to $543.0 million in the current quarter from $521.1 million for the quarter ended August 3, 2019, but decreased as a percentage of net sales by 305 basis points due to the current quarter increase in net sales. The $21.9 million increase includes approximately $32 million of teammate compensation and safety costs incurred as a result of the COVID-19 pandemic, as well as $12.1 million of expense associated with changes in our deferred compensation plan investment values, for which the corresponding change was recognized in other income. These expenses were partially offset by operating expense reductions following our temporary store closures.
Interest
Interest expense was $14.7 million in the current quarter compared to $5.6 million in the prior year quarter. The increase was primarily related to approximately $11.2 million of interest related to the Convertible Senior Notes issued during the first quarter of 2020, including $6.6 million of non-cash amortization of the related debt discount.
Other Income
Other income totaled $14.5 million in the current quarter compared to approximately $1.6 million in the prior year quarter. Substantially all of the change is related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate increased to 29.2% for the current quarter from 25.5% for the quarter ended August 3, 2019. Our effective tax rate for the first quarter of 2020 included an estimated benefit resulting from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allows us to carry-back net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. Based on our second quarter results, we no longer anticipate a net operating loss for fiscal 2020, which is reflected in our effective tax rate for the 13 weeks ended August 1, 2020.

26 Weeks Ended August 1, 2020 Compared to the 26 Weeks Ended August 3, 2019
Net Sales
Net sales were $4,046.6 million in the current period, a 3.2% decrease from net sales of $4,179.9 million reported for the prior year period. The decrease was due primarily to the COVID-19 pandemic, which resulted in temporary store closures during March, April and May. Our consolidated same store sales decreased by $91.6 million, or 2.3%, which included a 16.3% decrease in transactions and a 14.0% increase in sales per transaction. The remaining $41.7 million sales decrease was primarily attributable to store closures, partially offset by new stores. Following our temporary store closures, eCommerce sales growth accelerated. This accelerated growth continued after stores reopened, driven by our new curbside contactless pickup service. As a result, eCommerce sales increased approximately 154% in the current period, with eCommerce sales penetration increasing to approximately 33% of total net sales during the current period compared to approximately 12% of total net sales during the prior year period.
Income from Operations
Income from operations decreased to $205.2 million in the current period from $231.1 million for the period ended August 3, 2019.
Gross profit decreased 6.8% to $1,156.2 million for the current period from $1,240.9 million for the period ended August 3, 2019, a decrease as a percentage of net sales of 112 basis points due primarily to higher eCommerce shipping and fulfillment costs, partially offset by merchandise margin expansion. eCommerce shipping and fulfillment costs decreased gross profit by 152 basis points due primarily to sales growth and a higher penetration of eCommerce sales as well as the fixed costs from two dedicated eCommerce fulfillment centers that were opened in the third quarter of 2019. Merchandise margins increased 42 basis points, which was primarily driven by fewer promotions. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs decreased $11.5 million in the current period from the period ended August 3, 2019 and decreased gross profit by 13 basis points due to the sales decline. Approximately $14 million of COVID-related compensation and safety costs was included within gross profit.
Selling, general and administrative expenses decreased 6.1% to $946.3 million in the current period from $1,008.2 million for the period ended August 3, 2019, a decrease as a percentage of net sales of 74 basis points. The period ended August 3, 2019 included $7.6 million for a non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value, partially offset by a $6.4 million settlement of a previously accrued litigation contingency. The current period included a reduction in selling, general and administrative costs of $9.2 million, or 22 basis points, associated with changes in our deferred compensation plan investment values, for which the corresponding investment income was recognized in other income. The remaining $51.5 million decrease is primarily due to $113.5 million of operating expense reductions following our temporary store closures, partially offset by approximately $62 million of teammate compensation and safety costs incurred as a result of the COVID-19 pandemic. The teammate compensation and safety costs are net of the $16.6 million benefit from employee retention tax credits provided by the CARES Act.
Interest Expense
Interest expense was $22.7 million for the current period compared to $8.6 million for the period ended August 3, 2019. Substantially all of the increase was due to interest expense of approximately $13.1 million recorded in the current period following our issuance of the Convertible Senior Notes in April 2020, including $7.7 million of non-cash amortization of the related debt discount.
Other Income
Other income totaled $1.0 million in the current period compared to $8.3 million for the period ended August 3, 2019. Substantially all of the change is related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate increased to 27.3% for the current period from 26.3% for the same period last year. The increase is due primarily to the tax impact of certain share-based payments that vested during the period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital needs have generally been met by net cash provided by operating activities, supplemented by borrowings under our senior secured revolving credit facility (the “Credit Facility”) as necessary. We generally utilize our Credit Facility for working capital needs based primarily on the seasonal nature of our operating cash flows, as well as to fund share buybacks, dividends and capital expenditures. Historically, our peak borrowing level has occurred early in the fourth quarter as we increase inventory in advance of the holiday selling season.
In response to the COVID-19 pandemic, we took actions to preserve and fortify our liquidity. These included reductions in planned operating expenses, inventory receipts and capital expenditures, negotiating rent deferrals with landlords, exercising the accordion feature within the Credit Facility to provide $255 million of additional borrowing capacity and issuing convertible senior notes that added over $500 million of net proceeds to our cash position. These actions, coupled with our second quarter results, contributed to our ending the current period with $1.1 billion of cash and cash equivalents, with no borrowings outstanding on our Credit Facility.
We believe that we have sufficient cash flows from operations to operate our business for at least the next 12 months, supplemented by funds available under our Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.
Credit Facility
Following an amendment that we completed on March 27, 2020, we have a $1.855 billion Credit Facility, which includes a maximum amount of $150 million to be issued in the form of letters of credit. Under the terms of the Credit Facility, subject to satisfaction of certain conditions, we may request an increase of up to $245 million in additional borrowing availability. Interest on outstanding borrowings is payable on a monthly basis and accrues, at our option, at a rate equal to a variable base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of August 1, 2020, we have total remaining borrowing capacity, after subtracting amounts drawn and outstanding letters of credit, of $1,450.2 million. See Note 5 to the unaudited Consolidated Financial Statements for additional details.
Credit Facility information for the periods ended:

(in millions)	August 1, 2020	August 3, 2019
Funds drawn on Credit Facility	$1,291.7	$1,185.9
Number of business days with outstanding balance on Credit Facility	97 days	125 days
Maximum daily amount outstanding under Credit Facility	$1,429.0	$561.2

Liquidity information as of the following dates:

(in millions)	August 1, 2020	August 3, 2019
Outstanding borrowings under Credit Facility	$—	$441.5
Cash and cash equivalents	$1,061.1	$116.7
Remaining borrowing capacity under Credit Facility	$1,450.2	$1,142.4
Outstanding letters of credit under Credit Facility	$16.1	$16.1

Convertible Notes due 2025
As of August 1, 2020, we have an aggregate principal amount of $575 million convertible notes due 2025 (the “Convertible Senior Notes”) outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. We expect to repay the Convertible Senior Notes principal amount in cash, whether in connection with a conversion of such notes or repayment at maturity.
We anticipate using excess cash, free cash flow and borrowings on our Credit Facility to repay the principal amount of our Convertible Senior Notes in cash to minimize dilution; however, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the Convertible Senior Notes, that such capital will be available on terms that are favorable to us. See Note 6 to the unaudited Consolidated Financial Statements for additional details.

Capital expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have strived to continuously improve our supply chain and corporate technology capabilities. For the year to date period, capital expenditures totaled $94.3 million on a gross basis, and tenant allowances provided by landlords were $30.9 million.
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
We temporarily suspended our share repurchase programs in April 2020 in response to the impact of the COVID-19 pandemic. We may resume opportunistic share repurchases under our existing authorizations.
Dividends
In June 2020, we reinstated our dividend program, which we had temporarily suspended in April 2020 in response to the impact of the COVID-19 pandemic. During the 26 weeks ended August 1, 2020 and August 3, 2019, we paid $54.4 million and $51.3 million, respectively, of dividends to our stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Cash Flows
Changes in cash and cash equivalents are as follows:

	26 Weeks Ended
(in millions)	August 1, 2020	August 3, 2019
Net cash provided by (used in) operating activities	$876.7	$(27.2)
Net cash used in investing activities	(94.3)	(112.0)
Net cash provided by financing activities	209.4	142.3
Net increase in cash and cash equivalents	$991.8	$3.1
Operating Activities
Cash flows from operating activities increased $903.9 million for the 26 weeks ended August 1, 2020 compared to the same period in the prior year. The increase was due primarily to changes in inventory levels and accounts payable at the end of the current fiscal period, which increased operating cash flows by $753.2 million. These changes reflect last year’s strategic inventory investments in key growth categories including footwear, apparel, baseball and golf. Inventory has since decreased approximately 12% as of August 1, 2020 compared to the prior year due to our precautionary reductions in inventory receipts, which exceeded our 3.2% decrease in sales for the period. The remaining increase in operating cash flows was primarily due to the timing of cash payments for income taxes and precautionary liquidity measures we took in response to the COVID-19 pandemic, including reductions in operating expenses and deferrals of rent and qualified payroll tax payments as permitted by the CARES Act. Over the next 12 months, we anticipate future operating cash flows to include higher cash payments for income taxes, inventory replenishment and rent payments.
Investing Activities
Cash used in investing activities decreased $17.7 million for the 26 weeks ended August 1, 2020 compared to the prior year period due primarily to a reduction in planned capital expenditures in response to the COVID-19 pandemic. Capital expenditures during the 26 weeks ended August 3, 2019 included incremental investments in our supply chain.

Financing Activities
Financing activities generally consist of capital return initiatives, including our share repurchase program and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Current year financing inflows, or reductions in financing outflows, compared to the prior year period included the issuance of the Convertible Senior Notes and the temporary suspension of share repurchases. These were partially offset by lower net Credit Facility borrowings resulting from the increase in our operating cash flows year to date.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of August 1, 2020 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
Contractual Obligations and Other Commercial Commitments
We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of February 1, 2020, see our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020. With the exception of the issuance of the Convertible Senior Notes, bond hedge and warrants in the first quarter of fiscal 2020, there were no material changes with respect to contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as identified below, there have been no material changes in the Company’s market risk exposures from those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020.
Credit Risk
In April 2020, the Company issued the Convertible Senior Notes due 2025. In connection with the issuance of the Convertible Senior Notes, the Company also entered into five-year convertible bond hedges and five-year separate warrant transactions with several parties (“the counterparties”) and/or certain of their affiliates. Subject to the movement in the Company’s common stock price, the Company could be exposed to credit risk arising out of net settlement of the convertible bond hedges and separate warrant transactions in its favor. Based on the Company’s review of the possible net settlements and the credit strength of the counterparties and their affiliates, the Company believes that it does not have a material exposure to credit risk as a result of these transactions.

ITEM 4.  CONTROLS AND PROCEDURES
As a result of the COVID-19 pandemic, the majority of the Company’s customer support center employees began working remotely in March 2020. These changes to the working environment did not materially affect the Company’s internal controls over financial reporting during the fiscal quarter ended August 1, 2020. The Company continues to monitor, assess, and minimize the impact of the COVID-19 pandemic on its internal controls design and operating effectiveness. During the second quarter of fiscal 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 1, 2020.

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

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world implemented various measures to reduce the spread of COVID-19. Many of these measures adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. After the close of business on March 18, 2020, we temporarily closed our physical stores but continued to operate our eCommerce business, including curbside contactless pickup and ship-from-store. Furthermore, we furloughed a significant number of the workforce at our stores, distribution centers, and corporate headquarters effective April 12, 2020, due to the uncertainty surrounding the length of our store closures. We re-opened all of our stores and returned our teammates from furlough during the second quarter of 2020.

While COVID-19 did not adversely affect the results of the second quarter of 2020, we are unable to predict the long-term impact that the COVID-19 pandemic will have on our business due to a number of uncertainties, including the duration of the COVID-19 pandemic, the long-term health and economic impact of the COVID-19 pandemic, changes in consumer demand and shopping patterns, and the impact of governmental regulations that might be imposed in response to the pandemic. Governmental regulations could, among other things, require that we close our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our eCommerce business. Numerous state and local jurisdictions have imposed, and in the future may impose or re-impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted in temporary store closures; work stoppages, slowdowns and delays; school closures and remote learning requirements; travel restrictions; and cancellation of events, among other effects, thereby negatively impacting our business. We may also be adversely impacted by the disruption or cancellation of various professional leagues and sporting events, local sports leagues, and other organized youth and adult sports programs as a result of the pandemic. Another period of store closures, changes in consumer behavior, and health concerns causing a reduction in consumer demand for our products and traffic at our stores would likely have a significant adverse effect on our financial condition and results of operations.

The Company continues to consider and assess the potential impact that the COVID-19 pandemic could have on the Company’s operations, including the assumptions and estimates used to prepare its interim financial statements such as the Company’s inventory valuations, deferred tax valuation allowances, fair value measurements and potential asset impairment charges. These assumptions and estimates may change in the future as new events occur and additional information is obtained. If economic conditions caused by the COVID-19 pandemic deteriorate and negatively impact consumer spending, such future changes may have a material adverse impact on the Company's results of operations, financial position and liquidity.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, that we filed with the Securities and Exchange Commission on March 20, 2020 and the risks described herein, including risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third-party delivery service providers, our ability to access to adequate quantities of product and materials, tariffs, and regulatory restrictions.

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
Any determination to pay cash dividends on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a five-year $1.0 billion share repurchase program, we are not obligated to make any purchases under the program and we may discontinue it at any time. During the first quarter of 2020, the Company briefly suspended the payment of dividends and stock repurchases to bolster its cash position and maximize flexibility in response to uncertainty caused by the COVID-19 pandemic.
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

As noted above, our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Senior Notes, and our cash needs may increase in the future. In addition, our Credit Facility contains, and any future indebtedness that we may incur may contain, restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
May 3, 2020 to May 30, 2020	2,769	$27.21	—	$1,031,207,525
May 31, 2020 to July 4, 2020	5,342	$34.09	—	$1,031,207,525
July 5, 2020 to August 1, 2020	790	$46.25	—	$1,031,207,525
Total	8,901	$33.03	—

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

ITEM 5.  OTHER INFORMATION
On March 19, 2020, the Company announced temporary reductions to the base salaries of its executives and other salaried teammates as a precautionary measure during the volatile and uncertain period surrounding the initial days of the COVID-19 pandemic. After re-opening its stores and returning teammates from furlough, the Company (i) restored the salaries of all teammates who experienced temporary reductions as part of the Company’s COVID-19 response, (ii) provided an additional one-time payment to those teammates whose salaries were temporarily reduced in an amount equal to their salary reduction, and (iii) implemented the Company’s standard annual base salary increases that typically become effective in April of each year, with any such increases being retroactively applied to April.
The Company restored the salaries of Edward Stack, Chief Executive Officer, and Lauren Hobart, President, on August 21, 2020, and restored the salaries of Lee J. Belitsky, Chief Financial Officer; Donald J. Germano, Executive Vice President – Stores; and Navdeep Gupta, Senior Vice President – Finance and Chief Accounting Officer, on June 7, 2020. The Company also approved on August 21, 2020, a one-time payment to each of these executives equaling the amount by which their salaries had been reduced during 2020. Ms. Hobart and Messrs. Belitsky, Germano, and Gupta also will receive salary increases of 3.2%, 12.9%, 2.5%, and 12.5%, respectively, with retroactive effectiveness as of April 12, 2020.
The Company also ended the temporary suspension of the retainer fees for its Board of Directors, and board members will receive the full amount of the 2020 cash retainer to which directors are entitled under the Company’s director compensation program.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 26, 2020 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 26, 2020 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of August 26, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 26, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 26, 2020 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)