Form 10-Q
period 2020-10-31
DICK'S SPORTING GOODS, INC.
filed 2020-11-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2020
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
Yes ☐ No ☑

As of November 20, 2020, DICK’S Sporting Goods, Inc. had 65,733,042 shares of common stock, par value $0.01 per share, and 23,865,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$2,412,112	$1,962,204	$6,458,712	$6,142,093
Cost of goods sold, including occupancy and distribution costs	1,569,938	1,381,562	4,460,336	4,320,571
GROSS PROFIT	842,174	580,642	1,998,376	1,821,522
Selling, general and administrative expenses	591,117	531,704	1,537,371	1,539,934
Pre-opening expenses	4,964	3,313	9,728	4,887
INCOME FROM OPERATIONS	246,093	45,625	451,277	276,701
(Gain) loss on sale of subsidiaries	—	(33,779)	—	(33,779)
Interest expense	12,769	4,278	35,496	12,909
Other (income) expense	(3,746)	(2,020)	(4,731)	(10,340)
INCOME BEFORE INCOME TAXES	237,070	77,146	420,512	307,911
Provision for income taxes	59,854	19,562	109,875	80,268
NET INCOME	$177,216	$57,584	$310,637	$227,643

EARNINGS PER COMMON SHARE:
Basic	$2.10	$0.68	$3.69	$2.57
Diluted	$1.84	$0.66	$3.44	$2.53
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	84,422	85,048	84,095	88,671
Diluted	96,571	86,601	90,430	90,130

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
NET INCOME	$177,216	$57,584	$310,637	$227,643
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment, net of tax	16	6	6	4
TOTAL OTHER COMPREHENSIVE INCOME	16	6	6	4
COMPREHENSIVE INCOME	$177,232	$57,590	$310,643	$227,647

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,059,994	$69,334	$87,622
Accounts receivable, net	77,212	53,173	70,463
Income taxes receivable	5,453	5,762	17,122
Inventories, net	2,319,992	2,202,275	2,573,250
Prepaid expenses and other current assets	82,648	79,472	128,458
Total current assets	3,545,299	2,410,016	2,876,915

Property and equipment, net	1,336,676	1,415,728	1,436,975
Operating lease assets	2,177,006	2,313,846	2,378,399
Intangible assets, net	91,585	94,768	123,855
Goodwill	245,857	245,857	245,857
Deferred income taxes	27,717	14,412	16,033
Other assets	141,350	133,933	128,965
TOTAL ASSETS	$7,565,490	$6,628,560	$7,206,999

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,394,904	$1,001,589	$1,097,564
Accrued expenses	449,304	415,501	379,774
Operating lease liabilities	474,803	422,970	417,912
Income taxes payable	24,805	10,455	2,519
Deferred revenue and other liabilities	193,956	225,959	183,876
Total current liabilities	2,537,772	2,076,474	2,081,645
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	224,100	719,300
Convertible senior notes due 2025	411,256	—	—
Long-term operating lease liabilities	2,310,318	2,453,346	2,509,866
Deferred income taxes	—	9,187	8,530
Other long-term liabilities	184,505	133,855	178,756
Total long-term liabilities	2,906,079	2,820,488	3,416,452
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	608	593	597
Class B common stock	239	243	243
Additional paid-in capital	1,415,909	1,253,867	1,240,864
Retained earnings	2,873,263	2,645,281	2,599,495
Accumulated other comprehensive loss	(114)	(120)	(116)
Treasury stock, at cost	(2,168,266)	(2,168,266)	(2,132,181)
Total stockholders' equity	2,121,639	1,731,598	1,708,902
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,565,490	$6,628,560	$7,206,999

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598
Equity component value of convertible note issuance	—	—	—	—	160,693	—	—	—	160,693
Purchase of convertible note hedge	—	—	—	—	(161,057)	—	—	—	(161,057)
Sale of common stock warrants	—	—	—	—	105,225	—	—	—	105,225
Restricted stock vested	745	7	—	—	(7)	—	—	—	—
Minimum tax withholding requirements	(185)	(2)	—	—	(3,388)	—	—	—	(3,390)
Net loss	—	—	—	—	—	(143,422)	—	—	(143,422)
Stock-based compensation	—	—	—	—	9,235	—	—	—	9,235
Foreign currency translation adjustment, net of taxes of $20	—	—	—	—	—	—	(63)	—	(63)
Cash dividend declared, $0.3125 per common share	—	—	—	—	—	(26,794)	—	—	(26,794)
BALANCE, May 2, 2020	59,816	$598	24,291	$243	$1,364,568	$2,475,065	$(183)	$(2,168,266)	$1,672,025
Exchange of Class B common stock for common stock	200	2	(200)	(2)	—	—	—	—	—
Exercise of stock options	28	—	—	—	939	—	—	—	939
Restricted stock vested	26	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(8)	—	—	—	(294)	—	—	—	(294)
Net income	—	—	—	—	—	276,843	—	—	276,843
Stock-based compensation	—	—	—	—	8,214	—	—	—	8,214
Foreign currency translation adjustment, net of taxes of $(17)	—	—	—	—	—	—	53	—	53
Cash dividend declared, $0.3125 per common share	—	—	—	—	—	(27,484)	—	—	(27,484)
BALANCE, August 1, 2020	60,062	$601	24,091	$241	$1,373,426	$2,724,424	$(130)	$(2,168,266)	$1,930,296
Exchange of Class B common stock for common stock	225	2	(225)	(2)	—	—	—	—	—
Exercise of stock options	515	5	—	—	24,528	—	—	—	24,533
Restricted stock vested	14	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(4)	—	—	—	(227)	—	—	—	(227)
Net income	—	—	—	—	—	177,216	—	—	177,216
Stock-based compensation	—	—	—	—	18,182	—	—	—	18,182
Foreign currency translation adjustment, net of taxes of $(5)	—	—	—	—	—	—	16	—	16
Cash dividend declared, $0.3125 per common share	—	—	—	—	—	(28,377)	—	—	(28,377)
BALANCE, October 31, 2020	60,812	$608	23,866	$239	$1,415,909	$2,873,263	$(114)	$(2,168,266)	$2,121,639

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 2, 2019	69,305	$693	24,541	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	50	—	(50)	—	—	—	—	—	—
Exercise of stock options	6	—	—	—	213	—	—	—	213
Restricted stock vested	520	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(158)	(1)	—	—	(5,858)	—	—	—	(5,859)
Net income	—	—	—	—	—	57,525	—	—	57,525
Stock-based compensation	—	—	—	—	11,907	—	—	—	11,907
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(19)	—	(19)
Purchase of shares for treasury	(2,968)	(30)	—	—	—	—	—	(107,275)	(107,305)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(26,635)	—	—	(26,635)
BALANCE, May 4, 2019	66,755	$668	24,491	$245	$1,220,543	$2,478,129	$(139)	$(1,873,411)	$1,826,035
Exercise of stock options	2	—	—	—	60	—	—	—	60
Restricted stock vested	21	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(7)	—	—	—	(453)	—	—	—	(453)
Net income	—	—	—	—	—	112,534	—	—	112,534
Stock-based compensation	—	—	—	—	11,175	—	—	—	11,175
Foreign currency translation adjustment, net of taxes of $(5)	—	—	—	—	—	—	17	—	17
Purchase of shares for treasury	(4,486)	(45)	—	—	—	—	—	(159,274)	(159,319)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(24,963)	—	—	(24,963)
BALANCE, August 3, 2019	62,285	$623	24,491	$245	$1,231,325	$2,565,700	$(122)	$(2,032,685)	$1,765,086
Exchange of Class B common stock for common stock	200	2	(200)	(2)	—	—	—	—	—
Exercise of stock options	29	—	—	—	887	—	—	—	887
Restricted stock vested	1	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	—	—	—	—	(8)	—	—	—	(8)
Net income	—	—	—	—	—	57,584	—	—	57,584
Stock-based compensation	—	—	—	—	8,660	—	—	—	8,660
Foreign currency translation adjustment, net of taxes of $(2)	—	—	—	—	—	—	6	—	6
Purchase of shares for treasury	(2,838)	(28)	—	—	—	—	—	(99,496)	(99,524)
Cash dividend declared, $0.275 per common share	—	—	—	—	—	(23,789)	—	—	(23,789)
BALANCE, November 2, 2019	59,677	$597	24,291	$243	$1,240,864	$2,599,495	$(116)	$(2,132,181)	$1,708,902

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$310,637	$227,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and other	239,666	244,163
Amortization of convertible notes discount and issuance costs	14,345	—
Non-cash lease costs	(1,199)	(43,011)
Deferred income taxes	(22,492)	(3,438)
Stock-based compensation	35,631	31,742
Gain on sale of subsidiaries	—	(33,779)
Changes in assets and liabilities:
Accounts receivable	(12,099)	(22,636)
Inventories	(121,435)	(758,016)
Prepaid expenses and other assets	(384)	3,822
Accounts payable	381,383	168,259
Accrued expenses	30,035	11,424
Income taxes payable / receivable	14,659	(28,610)
Deferred construction allowances	42,314	25,598
Deferred revenue and other liabilities	6,454	(35,936)
Net cash provided by (used in) operating activities	917,515	(212,775)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156,444)	(165,703)
Proceeds from sale of subsidiaries, net of cash sold	—	40,387
Proceeds from sale of other assets	—	4,103
Deposits and purchases of other assets	(96)	(1,000)
Net cash used in investing activities	(156,540)	(122,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,291,700	1,778,750
Revolving credit repayments	(1,515,800)	(1,059,450)
Proceeds from issuance of convertible notes	575,000	—
Payments for purchase of bond hedges	(161,057)	—
Proceeds from issuance of warrants	105,225	—
Transaction costs paid in connection with convertible notes issuance	(17,396)	—
Payments on other long-term debt and finance lease obligations	(612)	(3,965)
Proceeds from exercise of stock options	25,472	1,160
Minimum tax withholding requirements	(3,911)	(6,320)
Cash paid for treasury stock	—	(366,148)
Cash dividends paid to stockholders	(80,874)	(74,540)
Increase in bank overdraft	11,932	39,466
Net cash provided by financing activities	229,679	308,953
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	990,660	(26,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,334	113,653
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,059,994	$87,622
Supplemental disclosure of cash flow information:
Accrued property and equipment	$36,523	$22,905
Cash paid for interest	$19,459	$12,427
Cash paid for income taxes	$119,734	$112,458

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through its dedicated teammates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for scheduling, communications and live scorekeeping. The Company offers its products through an eCommerce platform that is integrated with its store network and provides customers with the convenience and expertise of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to a “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 as filed with the Securities and Exchange Commission on March 20, 2020. Operating results for the 13 and 39 weeks ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2021 or any other period.
Reclassifications
Certain reclassifications have been made to prior year amounts within the unaudited consolidated financial statements to conform to the current year presentation. The Company reclassified non-cash lease costs from depreciation, amortization and other as a separate line within the consolidated statements of cash flows.

COVID-19 Update
In March 2020, the World Health Organization declared the disease caused by the novel strain of coronavirus (“COVID-19”) a pandemic. In response to the public health crisis posed by COVID-19, the Company prioritized the health and safety of its teammates and athletes by temporarily closing its stores to the public, with all stores being re-opened by the end of June 2020. The Company also closed its corporate office, using its business continuity plans to operate corporate support functions under remote work arrangements that currently remain in place.
In response to the potential impacts and uncertainty about the duration of the COVID-19 pandemic, the Company took precautionary measures to increase and maintain its liquidity, which included reducing planned operating expenses, inventory receipts and capital expenditures, negotiating rent deferrals with landlords, amending its Credit Facility to increase borrowing capacity and issuing $575 million of convertible senior notes due 2025 (“Convertible Senior Notes”). As a result of the Company’s precautionary measures and its operating results since the re-opening of all of its stores, the Company had $1.06 billion of cash and cash equivalents and no borrowings outstanding on its Credit Facility as of October 31, 2020.
On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, promulgated various income tax provisions, including but not limited to, modifications for net operating losses, an accelerated time frame for refunds associated with prior minimum taxes and modifications of the limitation on business interest. The CARES Act also provides for refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and the deferral of the employer-paid portion of social security taxes. Through October 31, 2020, employee retention tax credits provided under the CARES Act reduced the Company’s operating expenses by approximately $16.9 million, substantially all of which related to wages and benefits the Company paid to teammates during the period of its temporary store closures earlier in the fiscal year. In addition, the Company has deferred qualifying payroll and other tax payments of approximately $41.4 million in the current year as permitted by the CARES Act.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company continues to consider and assess the potential impact that the COVID-19 pandemic could have on its operations, as well as the assumptions and estimates used to prepare interim financial statements such as inventory valuations, fair value measurements and potential asset impairment charges. These assumptions and estimates may change in the future as new events occur and additional information is obtained. If the COVID-19 pandemic causes another period of store closures or a change in customer behavior, such future events may have a material adverse impact on the Company's results of operations, financial position and liquidity.
As a result of the actions taken to support its teammates as well as the impacts of temporary store closures, the Company incurred approximately $48 million and $124 million of incremental compensation and safety costs for the quarterly and year-to-date periods ended October 31, 2020, respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and it permits the use of either the modified retrospective or fully retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the timing of adoption as well as the impact that the adoption of ASU 2020-06 will have on the Company's financial statements, but it anticipates that it will result in a reduction in non-cash interest expense related to the Convertible Senior Notes.

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income	$177,216	$57,584	$310,637	$227,643
Weighted average common shares outstanding - basic	84,422	85,048	84,095	88,671
Dilutive effect of stock-based awards	5,248	1,553	3,662	1,459
Dilutive effect of Convertible Senior Notes and warrants	6,901	—	2,673	—
Weighted average common shares outstanding - diluted	96,571	86,601	90,430	90,130
Earnings per common share - basic	$2.10	$0.68	$3.69	$2.57
Earnings per common share - diluted	$1.84	$0.66	$3.44	$2.53

Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 13 weeks ended October 31, 2020 and November 2, 2019 were 0.5 million and 3.2 million, respectively. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for the 39 weeks ended October 31, 2020 and November 2, 2019 were 2.2 million and 3.2 million, respectively. Shares to be provided to the Company from its bond hedge purchased concurrently with its issuance of Convertible Senior Notes are anti-dilutive and are not included in its diluted earnings per common share calculation.

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of October 31, 2020 and February 1, 2020, the fair value of the Company’s deferred compensation plans was $111.2 million and $99.7 million, respectively, as determined by quoted prices in active markets. The Company’s policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the end of the fiscal quarter in which the determination to transfer was made.
The Company bases the fair value of its Convertible Senior Notes on Level 2 inputs, specifically their quoted price in an inactive market on the last trading day in a reporting period. On October 31, 2020, the fair value of the Convertible Senior Notes was approximately $1.0 billion, compared to their carrying value of $411.3 million. The carrying value excluded amounts classified within additional paid-in capital and any unamortized discounts. See Note 6 for additional information.
Due to the short-term nature of these instruments, the fair value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Facility and certain other liabilities approximated their carrying values at both October 31, 2020 and February 1, 2020.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using Level 3 inputs. The Company did not record any such impairment charges during fiscal 2020.

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
In response to the COVID-19 pandemic, the FASB issued interpretive guidance in April 2020, which provided entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. The Company did not elect this option; accordingly, any rent deferrals or concessions that were granted by landlords during fiscal 2020 were treated as lease modifications and not as variable rent reductions. Since lease modification accounting generally requires recognition of changes in rent payments over the lease term, the Company’s earnings were not materially impacted in the 13 or 39 weeks ended October 31, 2020 by rent deferrals or concessions.
Supplemental cash flow information related to operating leases for the 39 weeks ended October 31, 2020 and November 2, 2019 were as follows (in millions):

	39 weeks ended
	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$441.8	$491.5
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$219.0	$174.2

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Revolving Credit Facility
On March 27, 2020, the Company amended its senior secured revolving credit facility, which matures on June 28, 2024, to increase aggregate commitments to $1.855 billion (the “Credit Facility”). The amended Credit Facility includes the ability to issue letters of credit up to $150.0 million in the aggregate. After giving effect to the amendment, the Credit Facility allows the Company, upon the satisfaction of certain conditions, to request an increase of up to approximately $245.0 million in additional borrowing availability, subject to existing or new lenders agreeing to provide additional revolving commitments. The Credit Facility is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company’s domestic subsidiaries.
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
As of October 31, 2020, there were no borrowings outstanding under the Credit Facility. As of October 31, 2020 and February 1, 2020, total remaining borrowing capacity, after subtracting letters of credit, was $1.84 billion and $1.36 billion, respectively.
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

6. Convertible Senior Notes
Overview
In April 2020, the Company issued in a private offering an aggregate $575.0 million of 3.25% Convertible Senior Notes due 2025 in two closing transactions, including the exercise of a $75.0 million over-allotment option. The Company received proceeds from the issuance and sale of the Convertible Senior Notes of $557.6 million, net of $17.4 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020 and will mature on April 15, 2025, unless earlier repurchased, redeemed or converted.
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
Prior to the close of business on the business day immediately preceding December 2, 2024, noteholders may convert their Convertible Senior Notes into shares of the Company’s common stock at their option only in the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended September 30, 2020, if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, exceeds 130% of the conversion price then in effect on each applicable trading day;

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
Upon issuance of the Convertible Senior Notes in April 2020, the initial conversion rate was 28.2618 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, which represented an initial conversion price of approximately $35.38 per share. The conversion rate is subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. In addition, upon the occurrence of a fundamental change prior to the maturity of the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder that elects to convert the Convertible Senior Notes in connection with such a fundamental change. As of October 31, 2020, the conversion rate for the Convertible Senior Notes was 28.6375, which represents a conversion price of $34.92 per share. The difference between the initial conversion rate and the conversion rate as of October 31, 2020 is due to dividends that have been declared on shares of the Company’s common stock following the issuance of the Convertible Senior Notes.
Upon conversion, the Company may settle the Convertible Senior Notes for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. The Company also has the ability to irrevocably elect to settle the Convertible Senior Notes in cash without amending the indentures or the Notes themselves. The Company currently intends to settle the principal amount of the Convertible Senior Notes in cash and any conversion premium in shares of its common stock.
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
The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 11.6%. During the 13 and 39 weeks ended October 31, 2020, the Company recognized $11.3 million and $24.4 million, respectively, of total interest expense related to the Convertible Senior Notes, of which $6.7 million and $14.3 million, respectively, was attributed to non-cash amortization of the debt discount.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary as of October 31, 2020 of the gross carrying amount, unamortized debt discount including debt issuance costs, and net carrying value of the liability component of the Convertible Senior Notes is as follows:

(in millions)
Par value	$575.0
Debt discount	$(163.7)
Carrying amount	$411.3
Equity component (*)	$160.7
(*) Included in additional paid-in capital on the consolidated balance sheets.
Convertible Note Hedge and Warrant Transactions
In connection with the sale of the Convertible Senior Notes, the Company purchased a bond hedge designed to mitigate the potential dilution to shareholders from the conversion of the Convertible Senior Notes. Under the five-year term of the bond hedge, upon a conversion of the bonds the Company will receive shares of common stock equal to the shares issued under the conversion feature of the Convertible Senior Notes. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Senior Notes, and that the Company would receive under the bond hedge, is equal to the number of shares underlying the Convertible Senior Notes, or approximately 16.5 million shares.
The cost of the bond hedge was partially offset by the Company’s sale of warrants to acquire approximately 16.5 million shares of the Company’s common stock. The warrants were initially exercisable at a price of at least $52.42 per share and are subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. As of October 31, 2020, the warrants were exercisable at a price of at least $51.73 per share. The difference between the initial and current exercise price is due to dividends that have been declared on shares of the Company’s common stock following the issuance of the warrants.
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

7.  Subsequent Event
On November 20, 2020, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.3125 per share on the Company's common stock and Class B common stock payable on December 29, 2020 to stockholders of record as of the close of business on December 11, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the impact of the coronavirus (“COVID-19”) pandemic on the business, including store closures, changes to consumer demand and store traffic, and supply chain disruptions; that our efforts to increase and maintain liquidity will continue to be sufficient to operate during the disruption caused by the COVID-19 pandemic; plans to provide a 15% pay premium to our store and distribution center teammates for the remainder of the calendar year; plans to remove the hunt department from the remaining 180 stores by the end of fiscal 2021; plans to reduce our store growth rate and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; investments in our teammates and their productivity; the impact of the issuance of the Convertible Senior Notes, entering into the bond hedge and warrant transactions, and our intention to repay the principal outstanding amounts of the Convertible Senior Notes in cash; eliminating non-essential expenses to fund our future strategic investments; the reduction in our planned capital expenditures; future dividends and share repurchases; and borrowings under our Credit Facility.
The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2020 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪The impact of the duration and scope of the COVID-19 pandemic on our business, operations and financial results, including additional waves of infections or periods of increases in the number of COVID-19 cases in areas in which we operate, and the restrictions that might be imposed by federal, state, or local governments in response to the pandemic, including restrictions impacting school closures and remote learning requirements, sporting events and local sports leagues and programs;
▪The impact an economic downturn resulting from the COVID-19 pandemic might have on our business and consumer demand for our products;
▪The dependence of our business on consumer discretionary spending and our ability to predict or effectively react to changes in consumer demand or shopping patterns, including changes due to the COVID-19 pandemic and any consequential economic downturn, and the extent to which these changes will continue after the initial impact of the COVID-19 pandemic subsides;
▪Store closures due to the COVID-19 pandemic or civil disturbances;
▪Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;
▪Our vendor relationships, disruptions in our or our vendors’ supply chains (including those resulting from the COVID-19 pandemic), increasing direct competition from vendors, and increasing product costs, which could be caused by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, foreign political instability or other reasons;
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
▪Risks associated with our vertical brand offerings, including product liability and product recalls, specialty concept stores, and GameChanger;
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
▪Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Mr. Edward Stack as an executive officer;
▪Wage increases, which could adversely affect our financial results;
▪Disruption at our supply chain facilities or customer support center;
▪Disruption or cancellation of organized youth and adult sports programs as a result of the pandemic;
▪Poor performance of professional sports teams, professional team lockouts or strikes, retirement, serious injury or scandal involving key athletes, and disruptions to or cancellations of sports leagues and major sporting events due to the COVID-19 pandemic or otherwise;
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
Our profitability is primarily influenced by our number of store locations and selling square footage, the continued integration of eCommerce with our brick and mortar stores, the growth in consolidated same store sales, which includes our eCommerce business, the strength of our gross profit margins, and our ability to manage expenses. We have grown from 645 DICK’S Sporting Goods stores as of October 31, 2015 to 732 DICK’S Sporting Goods stores as of October 31, 2020. Our current real estate strategy has resulted in a reduction in the rate at which we open new stores in recent years. We intend to continue this strategy over the next few years, which will allow us to continue to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities as leases come up for renewal. We deploy an insourced eCommerce platform, which allows for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in store and multi-channel marketing campaigns. In addition, we implemented curbside pickup and returns as additional alternatives for our athletes in response to the COVID-19 pandemic.
Our eCommerce sales penetration to total net sales increased from approximately 9% in fiscal 2014 to approximately 16% in fiscal 2019. Since the COVID-19 pandemic began, eCommerce sales growth accelerated. On a year-to-date basis, eCommerce sales, which included the curbside pickup service that we implemented in the first quarter, increased 135% compared to the prior year period and represented approximately 28% of our total sales.
Industry Challenges
The retail industry as a whole is dynamic, and sporting goods retail in particular has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Vendors have broadened their distribution into department stores and family footwear channels while continuing to grow their direct to consumer businesses. We have responded to these challenges by reallocating floor space to growing categories while focusing on driving profitable sales, emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity. We have also made strategic investments in our supply chain, digital capabilities, customer experience, vertical brands and teammates to support these efforts and have focused on increasing productivity, while eliminating non-essential expenses, which has enabled us to fund our future strategic investments.
COVID-19 Update
In March 2020, the World Health Organization declared the disease caused by the novel strain of coronavirus (“COVID-19”) a pandemic. In response to the public health crisis posed by the COVID-19 pandemic, we prioritized the health and safety of our teammates and athletes and temporarily closed our stores to the public, with all stores being re-opened by the end of June 2020. We also closed our customer support center, using our business continuity plans to operate our corporate support functions under remote work arrangements, which remain in place.
During the period of store closures, we continued to serve our athletes through our eCommerce platform, which experienced accelerated sales growth since our temporary store closures. We leveraged our store network for ship-from-store and curbside pickup capabilities, which allowed us to sell through inventory in stores and provide service to our athletes who preferred to pick up their merchandise without entering one of our stores. Additionally, we took precautionary measures to increase and maintain our liquidity, which included reducing planned operating expenses, inventory receipts and capital expenditures, negotiating rent deferrals with landlords, amending our Credit Facility to increase borrowing capacity and issuing par value $575 million convertible senior notes (the “Convertible Senior Notes”), among other actions.

We experienced higher sales growth following our store re-openings. Capitalizing on favorable shifts in consumer demand due to our diverse category portfolio, which includes golf, outdoor activities, home fitness and active lifestyle, our consolidated same store sales increased 23.2% during the quarter ended October 31, 2020 compared to the prior year quarter. Since the COVID-19 pandemic began, eCommerce sales growth accelerated, increasing 95% during the third fiscal quarter compared to the prior year quarter. Approximately 70% of online sales in the third quarter were fulfilled directly by our stores, which serve as localized points of distribution, and our stores drove 90% of our third quarter sales growth through fulfillment and sales. Although these favorable trends have continued into our fourth fiscal quarter, they have been partially offset by warmer weather that has negatively impacted sales in important cold-weather categories.
In response to the COVID-19 pandemic, we implemented additional safety and cleaning protocols at our stores, distribution centers and corporate offices. We also provided a 15% pay premium to our store and distribution center teammates, which we intend to keep in place for the remainder of the calendar year. As a result of these and other actions we took to prioritize the health and well-being of our teammates and athletes, we incurred pre-tax teammate compensation and safety costs of approximately $48 million and $124 million, respectively, for the quarterly and year-to-date periods ended October 31, 2020.
Although the ongoing COVID-19 pandemic did not adversely affect our year-to-date results compared to the prior year period, the ongoing and long-term health and economic impacts of the COVID-19 pandemic remain uncertain. The duration and severity of the COVID-19 pandemic, actions that may be taken to contain its spread, its impact on consumer discretionary spending and the longer-term economic recovery when the pandemic subsides all remain unknown. Therefore, we currently are not able to estimate the full impact that the COVID-19 pandemic may have on our financial condition and future results of operations. We will continue to actively monitor the impact that the COVID-19 pandemic has on our business; another period of store closures or a change in customer behavior would require us to re-evaluate our current business assumptions and estimates. Such conditions would likely result in lower future net sales and cash flows, which could lead to impairments of our store and other assets and increase the risks associated with excess inventory.
Hunt Restructuring Update
In connection with our previously disclosed strategic review of our hunt business, we removed hunt category merchandise from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and reallocated the space in these stores to a localized assortment in an effort to drive growth. In the fourth quarter of fiscal 2019, we announced a plan to remove the hunt department from approximately 440 additional DICK’S Sporting Goods stores in fiscal 2020. During fiscal 2020, we removed the hunt department from approximately 260 DICK’S Sporting Goods stores and we plan to remove the hunt department from an additional 180 stores by the end of fiscal 2021, which would leave the hunt department in approximately 100 DICK’S Sporting Goods stores.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Earnings per diluted share of $1.84 increased 179% compared to earnings per diluted share of $0.66 during the third quarter of 2019. Net income in the current quarter totaled $177.2 million compared to $57.6 million during the third quarter of 2019.
•Current quarter net income included approximately $48 million of pre-tax expenses, or $0.37 per diluted share, net of tax, of teammate compensation and safety costs resulting from the COVID-19 pandemic.
•Net income in the current quarter also included $4.9 million of non-cash interest expense, net of tax, and earnings per diluted share included 6.0 million shares related to our Convertible Senior Notes that will be offset at conversion by our bond hedge. Together, these decreased current quarter earnings per diluted share by $0.17.
•Net income for the quarter ended November 2, 2019 included a gain of $25.0 million, net of tax, or $0.29 per diluted share, related to the sale of two of our technology subsidiaries, a charge of $6.6 million, net of tax, or $0.08 per diluted share, related to our exit from eight Field & Stream stores, and a non-cash impairment charge of $5.6 million, net of tax, or $0.07 per diluted share, to reduce the carrying value of a corporate aircraft that is held for sale to its current fair market value.
•Net sales increased 22.9% to $2,412.1 million in the current quarter from $1,962.2 million during the third quarter of 2019.
▪Consolidated same store sales increased 23.2% from the third quarter of 2019.
▪Since the COVID-19 pandemic began, eCommerce sales growth has accelerated, increasing approximately 95% in the current quarter compared to the prior year quarter. eCommerce sales penetration was approximately 21% of total net sales during the quarter ended October 31, 2020 compared to approximately 13% of total net sales during the third fiscal quarter of 2019.
•In addition, during the quarter ended October 31, 2020 we declared and paid a quarterly cash dividend in the amount of $0.3125 per share on our common stock and Class B common stock, compared to a $0.275 per share cash dividend in the third quarter of 2019.

•The following table summarizes store openings and permanent store closures for the periods indicated:

	39 Weeks Ended October 31, 2020			39 Weeks Ended November 2, 2019
	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total	Dick’s Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	726	124	850	729	130	859
Q1 New stores	1	2	3	—	1	1
Q2 New stores	—	3	3	2	2	4
Q3 New stores	6	5	11	6	1	7
Closed stores	1	5	6	4	9	13
Ending stores	732	129	861	733	125	858

Relocated stores	12	3	15	3	2	5

(1)    Includes our Golf Galaxy, Field & Stream and outlet stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for customers. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable.

The following tables present selected information from the unaudited consolidated statements of income as a percentage of net sales and the changes in the percentage of net sales from the prior year period, and other data, and is provided to facilitate a further understanding of our business. These tables should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2019-2020
	13 Weeks Ended
	October 31, 2020 (A)	November 2, 2019 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.09	70.41	(532)
Gross profit	34.91	29.59	532
Selling, general and administrative expenses (3)	24.51	27.10	(259)
Pre-opening expenses (4)	0.21	0.17	4
Income from operations	10.20	2.33	787
(Gain) loss on sale of subsidiaries (5)	—	(1.72)	172
Interest expense	0.53	0.22	31
Other (income) expense	(0.16)	(0.10)	(6)
Income before income taxes	9.83	3.93	590
Provision for income taxes	2.48	1.00	148
Net income	7.35%	2.93%	442
Other Data:
Consolidated same store sales increase (6)	23.2%	6.0%
Number of stores at end of period (7)	861	858
Total square feet at end of period (7)	42,353,087	42,226,630

			Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year 2019-2020 (A)
	39 Weeks Ended
	October 31, 2020	November 2, 2019 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	69.06	70.34	(128)
Gross profit	30.94	29.66	128
Selling, general and administrative expenses (3)	23.80	25.07	(127)
Pre-opening expenses (4)	0.15	0.08	7
Income from operations	6.99	4.50	249
(Gain) loss on sale of subsidiaries (5)	—	(0.55)	55
Interest expense	0.55	0.21	34
Other (income) expense	(0.07)	(0.17)	10
Income before income taxes	6.51	5.01	150
Provision for income taxes	1.70	1.31	39
Net income	4.81%	3.71%	110
Other Data:
Consolidated same store sales increase (6)	5.8%	3.1%
Number of stores at end of period (7)	861	858
Total square feet at end of period (7)	42,353,087	42,226,630

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
(5)Represents the gain recorded in connection with the sale of two technology subsidiaries, Blue Sombrero and Affinity Sports, in the third quarter of 2019.
(6)Consolidated same store sales include stores that were temporarily closed during fiscal 2020 as a result of the COVID-19 pandemic. The method of calculating consolidated same store sales varies across the retail industry, including as to the treatment of temporary store closures as a result of the COVID-19 pandemic. Accordingly, our method of calculating this metric may not be the same as other retailers’ methods. For additional information on consolidated same store sales, please see our most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020.
(7)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream and outlet stores.

13 Weeks Ended October 31, 2020 Compared to the 13 Weeks Ended November 2, 2019
Net Sales
Net sales totaled $2,412.1 million in the current quarter compared to $1,962.2 million for the quarter ended November 2, 2019, an increase of 22.9%. The net sales increase was primarily due to a $434.5 million, or 23.2%, increase in consolidated same store sales, which was broad-based across hardlines, apparel and footwear and included a 3.6% increase in transactions and a 19.6% increase in sales per transaction. Since the COVID-19 pandemic began, eCommerce sales growth has accelerated, increasing approximately 95% in the current quarter compared to the prior year quarter. As a result, eCommerce sales penetration increased to approximately 21% of total net sales during the current quarter compared to approximately 13% of total net sales during the third quarter of 2019.
Income from Operations
Income from operations increased to $246.1 million in the current quarter compared to $45.6 million for the quarter ended November 2, 2019.
Gross profit increased 45.0% to $842.2 million in the current quarter from $580.6 million for the quarter ended November 2, 2019, an increase as a percentage of net sales of 532 basis points due primarily to merchandise margin expansion and occupancy leverage, partially offset by higher eCommerce shipping costs. Merchandise margins increased 277 basis points, primarily driven by fewer promotions. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Our occupancy costs decreased $3.2 million in the current quarter compared to the quarter ended November 2, 2019, which increased gross profit by 259 basis points. These improvements were partially offset by higher eCommerce shipping costs as a result of the growth and increased penetration of eCommerce sales compared to total net sales. Approximately $4 million of COVID-related compensation and safety costs was included within gross profit.
Selling, general and administrative expenses increased 11.2% to $591.1 million in the current quarter from $531.7 million for the quarter ended November 2, 2019, but decreased as a percentage of net sales by 259 basis points due primarily to the current quarter increase in net sales. The current quarter included approximately $43 million of teammate compensation and safety costs incurred in response to the COVID-19 pandemic. The quarter ended November 2, 2019 included an $8.9 million charge associated with our exit from eight Field & Stream stores and a $7.6 million non-cash fixed asset impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Apart from these items, selling, general and administrative expenses increased approximately $32.9 million due primarily to higher store payroll costs incurred to support the increase in net sales.
Pre-opening expenses increased to $5.0 million in the current quarter from $3.3 million for the quarter ended November 2, 2019. Pre-opening expenses in any period fluctuate depending on the timing and number of store openings and relocations. We opened eleven new stores in the current quarter compared to seven new stores during the quarter ended November 2, 2019.
Interest
Interest expense was $12.8 million in the current quarter compared to $4.3 million in the prior year quarter. The increase was primarily related to approximately $11.3 million of interest related to the Convertible Senior Notes, which included non-cash amortization of $6.7 million related to the debt discount.
Gain on Sale of Subsidiaries
In the prior year quarter, we sold two technology subsidiaries for net proceeds of $40.4 million. In connection with the sale we recognized a pre-tax gain of $33.8 million.
Other Income
Other income totaled $3.7 million in the current quarter compared to approximately $2.0 million in the prior year quarter. Substantially all of the change was related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate was 25.2% in the current quarter and 25.4% in the quarter ended November 2, 2019.

39 Weeks Ended October 31, 2020 Compared to the 39 Weeks Ended November 2, 2019
Net Sales
Net sales were $6,458.7 million in the current period, a 5.2% increase from net sales of $6,142.1 million reported for the prior year period. The net sales increase was primarily due to a $342.9 million, or 5.8%, increase in consolidated same store sales, which included a 9.7% decrease in transactions offset by a 15.5% increase in sales per transaction. The remaining $26.3 million sales decrease was primarily attributable to store closures, partially offset by new stores. Since the COVID-19 pandemic began, eCommerce sales growth accelerated, increasing approximately 135% in the current year-to-date period compared to the prior year-to-date period. As a result, eCommerce sales penetration increased to approximately 28% of total net sales during the current year-to-date period compared to approximately 13% of total net sales during the prior year period.
Income from Operations
Income from operations increased to $451.3 million in the current period from $276.7 million for the period ended November 2, 2019.
Gross profit increased 9.7% to $1,998.4 million for the current period from $1,821.5 million for the period ended November 2, 2019, an increase as a percentage of net sales of 128 basis points. The increase in gross profit was due primarily to merchandise margin expansion and occupancy leverage, partially offset by higher eCommerce shipping and fulfillment costs. Merchandise margins increased 135 basis points, primarily driven by fewer promotions. Our occupancy costs, which after the cost of merchandise represent our largest expense within cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs decreased $14.6 million in the current period compared to the prior year period, which increased gross profit by 85 basis points. eCommerce shipping and fulfillment costs decreased gross profit by 107 basis points due primarily to sales growth and a higher penetration of eCommerce sales as well as the fixed costs from two dedicated eCommerce fulfillment centers that were opened in the third quarter of 2019. Approximately $19 million of COVID-related compensation and safety costs was included within gross profit during the current year-to-date period.
Selling, general and administrative expenses decreased 0.2% to $1,537.4 million in the current period from $1,539.9 million for the period ended November 2, 2019, a decrease as a percentage of net sales of 127 basis points due primarily to the current period increase in net sales. The period ended November 2, 2019 included a $15.3 million non-cash fixed asset impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value and an $8.9 million charge associated with our exit from eight Field & Stream stores, partially offset by a $6.4 million settlement of a previously accrued litigation contingency. The remaining $15.3 million net increase included approximately $105 million of teammate compensation and safety costs incurred in response to the COVID-19 pandemic, net of a $16.9 million benefit from employee retention tax credits provided by the CARES Act. This increase was partially offset by net operating expense reductions following our temporary store closures.
Pre-opening expenses increased to $9.7 million in the current period from $4.9 million for the period ended November 2, 2019. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. We opened 17 new stores in the current period compared to 12 new stores, including outlet stores, during the prior year period.
Interest Expense
Interest expense was $35.5 million for the current period compared to $12.9 million for the period ended November 2, 2019. Substantially all of the increase was due to interest expense of approximately $24.4 million related to the Convertible Senior Notes, which included non-cash amortization of $14.3 million related to the debt discount.
Gain on Sale of Subsidiaries
In the prior year, we sold two technology subsidiaries for net proceeds of $40.4 million. In connection with the sale we recognized a pre-tax gain of $33.8 million.
Other Income
Other income totaled $4.7 million in the current period compared to $10.3 million for the period ended November 2, 2019. Substantially all of the change is related to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate was 26.1% for both the current year period and the period ended November 2, 2019.

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
In response to the COVID-19 pandemic, we took various actions to preserve and fortify our liquidity, which included reducing planned operating expenses, inventory receipts and capital expenditures, negotiating rent deferrals with landlords, exercising the accordion feature within our Credit Facility to provide $255 million of additional borrowing capacity and issuing the Convertible Senior Notes, which added over $500 million of net proceeds to our cash position. As a result of these actions and our operating results following the re-opening of all of our stores, we had cash and cash equivalents of $1.06 billion and no borrowings outstanding on our Credit Facility at October 31, 2020.
We believe that we have sufficient cash flows from operations to operate our business for at least the next 12 months, supplemented by funds available under our Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.
Credit Facility
We have a $1.855 billion Credit Facility, which includes a maximum amount of $150 million to be issued in the form of letters of credit. Under the terms of the Credit Facility, subject to satisfaction of certain conditions, we may request an increase of up to $245 million in additional borrowing availability. Interest on outstanding borrowings is payable on a monthly basis and accrues, at our option, at a rate equal to a variable base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of October 31, 2020, we have total remaining borrowing capacity, after adjusting for letters of credit, of $1.84 billion. See Note 5 to the unaudited Consolidated Financial Statements for additional details.
Credit Facility information for the year-to-date periods ended:

(in millions)	October 31, 2020	November 2, 2019
Funds drawn on Credit Facility	$1,291.7	$1,778.8
Number of business days with outstanding balance on Credit Facility	97 days	188 days
Maximum daily amount outstanding under Credit Facility	$1,429.0	$719.3

Liquidity information as of the following dates:

(in millions)	October 31, 2020	November 2, 2019
Outstanding borrowings under Credit Facility	$—	$719.3
Cash and cash equivalents	$1,060.0	$87.6
Remaining borrowing capacity under Credit Facility	$1,839.2	$864.6
Outstanding letters of credit under Credit Facility	$16.1	$16.1

Convertible Senior Notes due 2025
As of October 31, 2020, we have an aggregate principal amount of $575 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15. We anticipate being able to repay the principal amount of the Convertible Senior Notes in cash, whether in connection with an early conversion of such notes or repayment at maturity, using excess cash, free cash flow and borrowings on our Credit Facility to minimize dilution. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date or upon early conversion, as applicable. There can be no assurance as to the availability of capital to fund such repayments, or that if capital is available through additional debt issuances or refinancing of the Convertible Senior Notes, that such capital will be available on terms that are favorable to us. See Note 6 to the unaudited Consolidated Financial Statements for additional details.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have strived to continuously improve our supply chain and corporate technology capabilities. For the current year-to-date period, capital expenditures totaled $156.4 million on a gross basis, and tenant allowances provided by landlords were $42.3 million.
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
We temporarily suspended our share repurchase programs in April 2020 in response to the impact of the COVID-19 pandemic. We may choose to resume opportunistic share repurchases under our existing authorizations.
Dividends
During the 39 weeks ended October 31, 2020 and November 2, 2019, we paid $80.9 million and $74.5 million, respectively, of dividends to our stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Cash Flows
Changes in cash and cash equivalents are as follows:

	39 Weeks Ended
(in millions)	October 31, 2020	November 2, 2019
Net cash provided by (used in) operating activities	$917.5	$(212.8)
Net cash used in investing activities	(156.5)	(122.2)
Net cash provided by financing activities	229.7	309.0
Net increase (decrease) in cash and cash equivalents	$990.7	$(26.0)
Operating Activities
Cash flows from operating activities increased $1,130.3 million for the 39 weeks ended October 31, 2020 compared to the same period in the prior year. The increase was due primarily to changes in inventory levels and accounts payable between the periods, which increased operating cash flows by $849.7 million. These changes reflect last year’s strategic inventory investments in key growth categories including footwear, apparel, baseball and golf. Inventory has since decreased approximately 9.8% as of October 31, 2020 compared to November 2, 2019, reflecting precautionary reductions in inventory receipts following the COVID-19 pandemic and our 5.2% year-to-date increase in sales compared to the prior year period. The remaining increase in operating cash flows was primarily due to the timing of cash payments for income taxes and other precautionary liquidity measures we took in response to the COVID-19 pandemic, including reductions in operating expenses and deferrals of rent and qualified payroll tax payments as permitted by the CARES Act. We anticipate that future operating cash flows will include comparably higher cash payments for income taxes, inventory replenishment and rent payments over the next 12 months.
Investing Activities
Cash used in investing activities increased $34.3 million for the 39 weeks ended October 31, 2020 compared to the prior year period, which included $40.4 million of proceeds received from the sale of two technology subsidiaries. Current year capital expenditures were $9.3 million less than the prior year period due to a reduction in planned investments, primarily related to the COVID-19 pandemic.

Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Changes in financing cash flows between periods included net proceeds from the issuance of our Convertible Senior Notes, a reduction in share repurchases due to our temporary suspension of that program in response to the COVID-19 pandemic and lower net Credit Facility borrowings in the current period resulting from the increase in our operating cash flows year-to-date.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of October 31, 2020 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as identified below, there have been no material changes to the Company’s market risk exposures from those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 20, 2020.
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

ITEM 4.  CONTROLS AND PROCEDURES
As a result of the COVID-19 pandemic, the majority of the Company’s customer support center employees began working remotely in March 2020. These changes to the working environment did not materially affect the Company’s internal controls over financial reporting during the fiscal quarter ended October 31, 2020. The Company continues to monitor, assess, and minimize the impact of the COVID-19 pandemic on its internal controls design and operating effectiveness. During the third quarter of fiscal 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, October 31, 2020.

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

The novel coronavirus (COVID-19) pandemic has impacted and is expected to continue to have an impact on our business and results of operations.

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world implemented various measures to reduce the spread of COVID-19. Many of these measures adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. After the close of business on March 18, 2020, we temporarily closed our physical stores but continued to operate our eCommerce business, including curbside pickup and ship-from-store. Furthermore, we furloughed a significant number of the workforce at our stores, distribution centers, and corporate headquarters effective April 12, 2020, due to the uncertainty surrounding the length of our store closures. We re-opened all of our stores and returned our teammates from furlough during the second quarter of 2020.

We are unable to predict the long-term impact that the COVID-19 pandemic will have on our business due to a number of uncertainties, including the duration of the COVID-19 pandemic, the long-term health and economic impact of the COVID-19 pandemic, changes in consumer demand and shopping patterns, and the impact of governmental regulations that might be imposed in response to the pandemic. In addition to an increase in eCommerce penetration, the COVID-19 pandemic has driven an increase in demand in certain categories due to the perceived importance of health and fitness, participation in socially-distant and outdoor activities, and a shift toward athletic apparel and active lifestyle products. It is uncertain whether or the extent to which these trends will continue or whether new trends will emerge after the impact of the COVID-19 pandemic subsides.

While the pandemic continues, future governmental interventions could, among other things, require that we close some or all of our stores or our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our eCommerce business. Numerous state and local jurisdictions have imposed, and in the future may impose or re-impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted and in the future may result in temporary store closures; work stoppages, slowdowns and delays; school closures and remote learning requirements; travel restrictions; and cancellation of events, among other effects, which would likely negatively impact our business. We may also be adversely impacted by the disruption or cancellation of various professional leagues and sporting events, local sports leagues, and other organized youth and adult sports programs as a result of the pandemic. Another period of store closures, changes in consumer behavior, and health concerns causing a reduction in consumer demand for our products and traffic at our stores would likely have a significant adverse effect on our financial condition and results of operations.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Risk Factors” under Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, that we filed with the Securities and Exchange Commission on March 20, 2020 and the risks described herein, including risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third-party delivery service providers, our ability to access adequate quantities of materials and in-demand products, tariffs, and regulatory restrictions.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have greater market presence (both brick and mortar and online), name recognition and financial, marketing and other resources than we do. Further, the ability of consumers to compare prices in real-time through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores and catalog; internet-based and direct-sell retailers; and vendors that sell directly to customers. We cannot be sure that we will be able to continue to effectively compete in our markets due to the disruptions caused by COVID-19 or that any of our competitors are not in a better position to either respond to the disruptions caused by the COVID-19 pandemic or capitalize on potential displaced market share, including vendors with whom we compete accelerating their existing efforts to sell directly to consumers. An inability to respond to competitive pressures could have a material effect on our results of operations or reputation. Our responses to competitive pressures could also have a material effect on our results or reputation, including as it relates to pricing, quality, assortment, advertising, service, locations, and online and in-store shopping experiences.

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

We often make commitments to purchase products from our vendors several months in advance of the proposed delivery, which may make it more difficult for us to adapt to changes in consumer preferences. Furthermore, supply chain challenges due to the COVID-19 pandemic have made it more difficult to obtain certain in-demand products. Our sales may decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation and profitability. Changes in consumer shopping habits, including decreases in traffic at retail locations and traditional shopping centers, financial difficulties of other retail tenants and other shopping center vacancy issues, all of which could be further exacerbated by the continued impacts of the COVID-19 pandemic, could lead to a decline in our financial condition.

Harm to our reputation could adversely impact our ability to attract and retain customers and employees.

Negative publicity or perceptions involving the Company or our brands, products, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability, product recalls, and product boycotts; our response to COVID-19, including decisions to open physical stores to the public and the manner in which we operate those stores that have been permitted to reopen; our social media activity; failure to comply with applicable laws and regulations; our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations; and any of the other risks enumerated in these risk factors. In addition, our sales could be negatively impacted by negative publicity or perception involving professional sports leagues or individual teams in relation to decisions made by them relating to their response to the COVID-19 pandemic. Furthermore, the prevalence of social media may accelerate and increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

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
We sell a significant amount of professional sports team merchandise, the success of which may be subject to fluctuations based on the success or failure of such teams or their key players. Poor performance by the professional sports teams within our core regions of operations; league-wide lockouts or strikes; and disruptions to, cancellations of, or negative publicity regarding sports leagues and major sporting events due to the COVID-19 pandemic and related protocols, could cause our financial results to fluctuate year over year. In addition, to the extent we use individual athletes to market our products and advertise our stores or we sell merchandise branded by one or more athletes, the retirement or injury of such athletes or scandals in which they might be implicated could negatively impact our financial results.
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

Certain provisions in the Convertible Senior Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Senior Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Senior Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
August 2, 2020 to August 29, 2020	1,770	$47.08	—	$1,031,207,525
August 30, 2020 to October 3, 2020	2,138	$61.00	—	$1,031,207,525
October 4, 2020 to October 31, 2020	218	$60.76	—	$1,031,207,525
Total	4,126	$55.02	—

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

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 25, 2020 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 25, 2020 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Edward W. Stack, Chairman and Chief Executive Officer, dated as of November 25, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of November 25, 2020 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 25, 2020 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ EDWARD W. STACK
Edward W. Stack
Chairman and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)