Form 10-K
period 2021-01-30
DICK'S SPORTING GOODS, INC.
filed 2021-03-24
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,739,909,965 as of July 31, 2020 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 31, 2020.
As of March 19, 2021, DICK’S Sporting Goods, Inc. had 65,545,683 shares of common stock, par value $0.01 per share, and 23,735,633 shares of Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 9, 2021 (the “2021 Proxy Statement”).

Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the impact to consumer demand and our supply chain due to the coronavirus (“COVID-19”) pandemic, including store closures, changes to consumer demand and store traffic, and supply chain disruptions; investments to enhance the athlete experience, to improve our eCommerce fulfillment capabilities, and to implement technology solutions that improve the athlete experience and our teammates’ productivity; the continued improvements to the functionality and performance of our own eCommerce platform, including faster and more reliable delivery, faster and more convenient checkout, improved page responsiveness, new content development, and localized website experiences; plans to invest in our vertical brands with improved space in-store, increased marketing, and expansion into additional product categories; our belief that apparel, footwear, golf, baseball and soccer offer market share opportunities; anticipated COVID-19 safety costs for the year; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; plans to remove the hunt department from additional stores in 2021; the impact of the issuance of the Convertible Senior Notes, entering into the bond hedge and warrant transactions, and our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow and borrowings on our Credit Facility; projections of our future profitability; projected capital expenditures; anticipated store openings and relocations; plans to return capital to stockholders through dividends and a minimum of $200 million in share repurchases; and our future results of operations and financial condition.
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

PART I

ITEM 1.  BUSINESS
General
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of January 30, 2021, we operated 728 DICK’S Sporting Goods locations across the United States, serving and inspiring our customers, whom we refer to as athletes, to achieve their personal best through interactions with our dedicated employees, whom we refer to as our teammates, in-store experiences and unique specialty shop-in-shops. We also own and operate Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. In addition, we offer our products through an eCommerce platform that is integrated with our store network, providing our athletes with expertise as well as the convenience of a 24-hour storefront.
We were founded and incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. when Richard “Dick” Stack, the father of Edward W. Stack, our Executive Chairman and Chief Merchandising Officer, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to DICK’S Sporting Goods, Inc. Mr. Stack transitioned from the role of Chief Executive Officer to Executive Chairman and Chief Merchandising Officer effective February 1, 2021, at which time Lauren Hobart became our Chief Executive Officer, in addition to continuing to serve as our President.

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
Business Strategy
Our Company is built on the belief that sports make people better. With this belief as our foundation, our common purpose is to create confidence and excitement by personally equipping all athletes to achieve their dreams. Driven by this common purpose and our commitment to all athletes, our mission is to:
•Create an environment where passionate and skilled teammates thrive;
•Create and build leading brands that serve and inspire athletes;
•Make a lasting impact on communities through sport; and,
•Deliver shareholder value through growth and relentless improvement.
We believe that through our mission and the following key elements of our business strategy, we can continue to build one of the best omni-channel experiences in retail.
Reimagining the Athlete Experience
We put our athletes at the center of everything we do, and we are committed to creating a differentiated shopping experience for them. We seek to proactively manage our in-stock merchandise positions and elevate our merchandise presentation to provide a clear point of view for in-demand items, such as our premium full-service footwear departments. We plan to add premium full-service footwear departments in over 100 stores in fiscal 2021, which will take this experience to over 60% of our DICK’S Sporting Goods stores upon completion. We offer a wide range of in-store support services and incorporate experiential elements and technology into our stores to better engage and serve our athletes, including our introduction of HitTrax® baseball simulators in nearly 200 stores and our currently planned investment in Trackman technology to enhance the fitting and lesson experience in our Golf Galaxy stores in 2021. We also plan to open our first experiential prototype store in 2021, which will focus on service and community and innovate and deliver elevated experiences to our athletes, serving as a test and learn center for our business.
We continue to improve our service and selling culture, and recently introduced new standards to better serve our athletes, which included providing robust training to increase our teammates’ product knowledge. We equip our teammates with current technology to improve their productivity and enhance the athlete experience, including providing real-time product information, detailed product descriptions, inventory availability and alternative product recommendations as well as other metrics and communications while on the sales floor.
Our marketing program is focused on building loyalty to DICK’S Sporting Goods through brand-building campaigns and the expansion of our ScoreCard Rewards loyalty program, which has over 20 million active members that account for over 70% of total sales. In October 2019 we launched ScoreCard Gold, providing our top-tier athletes with more ways to earn ScoreCard points and member-only benefits, including early access to sales and product launches.
We leverage the robust data from our ScoreCard Rewards loyalty program to enhance the athlete experience by engaging our athletes through digital marketing and providing them with personalized offers and communications. We also use data science to improve the speed at which we deliver products to our athletes through optimized order routing and to enhance our in-stock and merchandise availability positions.
Optimizing Our Assortment to Meet the Needs of All Athletes
We carry a full range of products within each category, including premium items for the sports enthusiast. We believe that the breadth of our product selections in each category of sporting goods offers our athletes a wide range of good, better and best price points and enables us to address the needs of our athletes, from the beginner to the sports enthusiast, which distinguishes us from other large format sporting goods stores. We focus on those growth categories in which we believe an opportunity to gain market share exists. We support these categories with greater quantities of enthusiast product and improved presentation and in-stock positions, which included the apparel, fitness, footwear, golf and baseball categories in 2020 and will include the soccer category in 2021.

We deliver a differentiated multi-brand experience to our athletes through our offering of national and vertical brands.
National brands
Our key partners invest in our stores to showcase their brands. We carry a wide variety of well-known brands, including adidas, Asics, Brooks, Callaway Golf, Columbia, Easton, Nike, Patagonia, TaylorMade, The North Face, Titleist, Under Armour and Yeti. We seek to leverage our partnerships to offer authenticity and credibility to our athletes, while differentiating ourselves from our competitors. Our brand partnerships also provide us with access to exclusive products and allow us to differentiate our athletes’ shopping experience through initiatives such as our brand shops, which provide our athletes with a wider and deeper selection of products from key brands.
Vertical brands
We also offer our athletes a wide variety of products that are not available from other retailers. Our vertical brands include brands that we own and are available exclusively in our stores such as Alpine Design, CALIA, DSG, ETHOS, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Quest, Tommy Armour, Top-Flite, VRST and Walter Hagen, as well as brands that we license from third parties including adidas (baseball and football), Slazenger (golf) and Prince (tennis). These brands offer high-quality, on-trend products with compelling technical and performance attributes to our athletes while providing differentiation in our merchandise assortment at higher gross margins as compared to sales of similar products from national brands. We consider our vertical brand strategy to be a key area of opportunity to increase productivity in our stores and online, and we have invested in a research, development and procurement staff to support its growth. Collectively, our vertical brands comprise our second largest brand category in terms of sales, representing approximately 15% and 14%, respectively, of our consolidated net sales during fiscal 2020 and 2019. Looking forward, we intend to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories. Additionally, we plan to augment our men’s apparel selection by launching VRST, our new premium and versatile brand that serves the modern athletic male.
Our Improving Omni-channel Platform and Fulfillment Capabilities
We believe that when our athletes connect with the DICK’S Sporting Goods brand, they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. Like our athletes, we view retail as an omni-channel experience, where the distinctions between stores and online are becoming increasingly seamless.
Our stores remain at the core of our omni-channel platform. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement through interactive in-store elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy-online, pick-up in store capabilities, and giving direct, live access to well-trained and knowledgeable teammates. In addition, we implemented curbside pickup and returns in fiscal 2020 as additional alternatives for our athletes in response to the COVID-19 pandemic. In fiscal 2020, approximately 70% of online sales were fulfilled directly by our stores, which serve as localized points of distribution, and they enabled 90% of our fiscal 2020 sales through online fulfillment and in-person sales.
We continually improve the functionality and performance of our eCommerce site, which has included building a faster and more convenient checkout process, greater visibility and accuracy of delivery dates, improved page responsiveness, enhancing integration of our ScoreCard loyalty program, new content development through our Pro Tips platform and localized website experiences. Other recent improvements we’ve made to our eCommerce business included curbside pickup capabilities, the opening of additional fulfillment centers in New York and California, which along with our delivery partnership with FedEx, helped reduce our estimated delivery date by over 10% in fiscal 2020.
Merchandising
The following table sets forth the approximate percentage of our sales attributable to the following categories for the fiscal years presented:

	Fiscal Year
Category	2020	2019	2018
Hardlines (1)	46%	42%	43%
Apparel	33%	35%	35%
Footwear	19%	21%	20%
Other (2)	2%	2%	2%
Total	100%	100%	100%
(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.
(2)Includes our non-merchandise sales categories, including in-store services, shipping revenues, software subscription revenues and credit card processing revenues.

Additional information about our sales categories is included within Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1–Basis of Presentation and Significant Accounting Policies of this Annual Report on Form 10-K.
Selling Channels
We offer products to our athletes through our retail stores and online, and although we sell through both of these channels, we believe that sales in one channel are not independent of the other. Regardless of the sales channel, we seek to provide our athletes with a seamless omni-channel shopping experience.
Retail Stores:
Our DICK’S Sporting Goods, Golf Galaxy and other specialty concept stores are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services. Each of our DICK’S Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty shops: Team Sports, Athletic Apparel, Golf, Fitness and Footwear. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, differentiated product selection and customer service of a specialty store. We monitor and evaluate store performance on an ongoing basis and reallocate space in our stores to categories and products that we believe can drive sales growth. For example, we have undergone a project over the last couple of years to remove the hunt department from many of our stores and reallocate the space in these stores to a localized product or category assortment in an effort to drive growth. When the project is completed during fiscal 2021, the hunt department will remain in approximately 100 DICK’S Sporting Goods and Field & Stream stores.
We seek to expand our presence through the opening of new stores and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our athletes. Approximately two-thirds of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, which provides us with the opportunity to relocate, close, or renegotiate lease terms for these stores. We plan to opportunistically open new stores in under-served and under-penetrated markets and leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate terms as these leases come up for renewal. We anticipate that we will open approximately six new DICK’S Sporting Goods stores and relocate 11 more in fiscal 2021. We also plan to open two new Golf Galaxy stores and convert two former Field & Stream stores into Public Lands stores, a new outdoor concept we recently announced. In addition, we operate outlet stores that offer our athletes apparel and footwear at discounted prices. Excluding temporary locations, we operated six stores as of January 30, 2021 and plan to open another four new outlet stores in fiscal 2021.
eCommerce:
Through our websites, we seek to provide our athletes with in-depth product information and the ability to shop with us at any time. As the lines between in-store and online become increasingly seamless, we continue to innovate our eCommerce sites and applications with customer experience enhancements, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to provide our athletes with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy-online, pick-up in store or curbside pickup capabilities. Our websites also give us the ability to ship online orders from our retail locations, which reduces delivery times for online orders and improves inventory productivity and availability. In fiscal 2020 and 2019, eCommerce accounted for approximately 30% and 16%, respectively, of our total net sales. In addition, we experienced significant growth in our curbside and buy-online, pick-up in store businesses in fiscal 2020, which more than tripled when compared to fiscal 2019.
Purchasing, Distribution and Customer Fulfillment
During fiscal 2020, we purchased merchandise from approximately 1,300 vendors, with Nike, our largest vendor, representing approximately 19% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2020 merchandise purchases. We do not have long-term purchase contracts with any of our vendors; all of our purchases from vendors are made on a short-term purchase order basis.
We currently operate five regional distribution centers which enable us to supply stores with merchandise. Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or stored temporarily. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores, which generally facilitates prompt and efficient distribution to our stores to enhance in-stocks, minimize freight costs and improve inventory turnover. During fiscal 2020, our stores received over 90% of their merchandise through our distribution network; the remaining merchandise was shipped directly to our stores from our vendors.

We leverage our store and distribution center network, three eCommerce fulfillment centers (one owned and two operated by a third-party) and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our athletes and to minimize shipping costs.
Competition
The competition among retailers that sell sporting goods is highly fragmented and intensely competitive. We compete with many retailing formats, including large format sporting goods stores, traditional sporting goods stores, specialty and vendor stores, mass merchants and department stores, internet and catalog-based retailers, and vendors selling directly to consumers. We seek to attract athletes by offering a wide range of products that enables us to address the needs of all athletes, from beginner to enthusiast, and by utilizing distinctive merchandise presentation in stores to create a unique shopping environment. We also offer superior service both in-store and via a seamless omni-channel experience which includes buy-online, pick-up in store and curbside pickup.
Seasonality
Our business is subject to seasonal influences, including the success of holiday selling season and the impact of unseasonable weather conditions. Although our highest sales and operating income results have historically occurred in the second and fourth fiscal quarters, our business has increasingly been less affected by seasonal fluctuations in recent years. However, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year.
Proprietary Rights
We have a number of service marks and trademarks registered with the United States Patent and Trademark Office, including various versions of the following: “Alpine Design”, “CALIA”, “DICK’S”, “DICK’S Sporting Goods”, “DSG”, “ETHOS”, “Field & Stream”, “Fitness Gear”, “Golf Galaxy”, “Golfsmith”, “Lady Hagen”, “MAXFLI”, “Nishiki”, “Primed”, “Public Lands”, “Quest”, “ScoreCard”, “ScoreCard Rewards”, “Tommy Armour”, “Top-Flite”, “VRST” and “Walter Hagen”. We also have a number of registered domain names, including “dickssportinggoods.com”, “dicks.com”, “golfgalaxy.com”, “fieldandstreamshop.com”, “calia.com”, “vrst.com”, and “gamechanger.com”. Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. “Risk Factors”.
We have also entered into licensing agreements for names that we do not own, which provide for exclusive and non-exclusive rights to use names such as “adidas” (baseball and football), “Prince” (tennis), and “Slazenger” (golf) for specified product categories or certain products and, in some cases, specified sales channels. These licenses are long-term business relationships and contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. “Risk Factors”.
Governmental Regulations
We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, in connection with the sale of firearms in our stores, we must comply with a number of federal and state laws and regulations, including the federal Brady Handgun Violence Prevention Act, related to the sale of firearms and ammunition. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, may cause us to expend considerable resources.
Social Responsibility
We are committed to supporting our teammates professionally and personally, readying our athletes to achieve their personal bests, and saving and rebuilding youth sports in local communities. We sponsor thousands of teams in various sports and support the philanthropic efforts of our private corporate foundation, The DICK’S Sporting Goods Foundation. In partnership with The DICK’S Sporting Goods Foundation, we launched our Sports Matter initiative, a philanthropic effort singularly focused on supporting youth sports in 2014. Through Sports Matter, we remain committed to raising awareness of the importance of playing sports, while also providing financial support to keep our kids playing the sports they love. Since the establishment of the Sports Matter initiative, the Company and The DICK’S Sporting Goods Foundation have committed over $100 million to keep kids playing sports, helping to save thousands of youth sports teams and giving more than one million young athletes across all 50 states the chance to play. In addition, we donated $30 million to The DICK’S Sporting Goods Foundation in fiscal 2020 to help jump-start youth sports programs struggling to come back from the COVID-19 pandemic.

Human Capital Management
As of January 30, 2021, we employed approximately 16,800 full-time and 33,300 part-time teammates. Due to the seasonal nature of our business, total employment figures fluctuate throughout the year and typically peak during the fourth quarter. None of our teammates are covered by a collective bargaining agreement.
As stated in our mission, we strive to create an environment where passionate and skilled teammates thrive. We believe our teammates’ dedication to creating a positive experience for our athletes is what drives our success as a company, and we’re committed to creating a great place to work for our teammates through competitive wages and benefits, promoting teammate safety, health and well-being, providing learning and career development opportunities and promoting inclusion and diversity.
Wages and Benefits
In addition to offering our teammates competitive salaries and wages, we offer comprehensive health and retirement benefits to those eligible, which include all full-time hourly and salaried teammates. We are committed to equal pay for equal work independent of gender and race when establishing and maintaining wages. We achieved a 100% female-to-male unadjusted median pay ratio in fiscal 2020, which we intend to maintain going forward. From an average pay perspective, female pay was at 94% of males across our 50,100 teammates.
Safety, Health and Well-Being
Our most important commitment to our teammates is ensuring their safety, health and well-being. We have robust policies, procedures and training in place to ensure a safe environment across our organization, including a comprehensive crisis management plan that allows us to respond immediately to critical incidents involving people, company assets, our business or our reputation. We provide support to our teammates to enable them to maintain and improve their professional and personal lives, which includes an employee assistance plan, an onsite health club and new childcare facility, which will be completed in fiscal 2021, at our corporate headquarters, which we refer to as our Customer Support Center (“CSC”). We also provide opportunities for volunteerism through our DICK’S Day of Giving program.
In response to the COVID-19 pandemic, we implemented additional safety and cleaning protocols at our stores, distribution centers and CSC, in addition to providing a 15% pay premium to our store and distribution center teammates through the end of fiscal 2020. We also created a monthly at-home resource called DSG Cares, which includes online trainings, strategies for working remotely and balancing work and childcare, as well as other mental and emotional health resources. As a result of these and other actions we took to prioritize the health and well-being of our teammates and athletes, we incurred pre-tax teammate compensation and safety costs of approximately $175 million in fiscal 2020.
Training and Development
We empower our teammates to develop their careers and provide tools that are necessary for them to reach their personal and professional goals. We offer various live and recorded training programs across the organization based on job role and function that include safety, compliance, leadership or other skills, onboarding to our store managers and have created rotational development programs in various functional disciplines. We also provide tuition reimbursement programs for all eligible teammates to pursue a job-related degree at an accredited college or university, and in partnership with a local university, we offer a part-time MBA program at our CSC.
Inclusion and Diversity
We are committed to creating a workplace environment and culture that supports, celebrates and honors each individual and to promoting inclusion and diversity for all teammates. Doing so strengthens our ability to serve all of our athletes, drives innovation and growth, and enables us to attract and retain the best talent. In 2019, we created the DICK’S Sporting Goods Inclusion and Diversity Council, which is comprised of a group of teammates from across our organization who represent diverse backgrounds, roles, experiences and communities, to help steer and support our inclusion and diversity efforts. Teammates with shared interests have come together in various resource groups to discuss shared issues, increase awareness and communicate with senior management. We use the feedback provided by our Inclusion and Diversity Council, various resource groups, and engagement and other surveys provided to our teammates to foster an inclusive workplace.
We have committed to increasing diversity at all levels of our organization, which has included increasing representation of people of color and women on our Board of Directors in fiscal 2020.

Information About Our Executive Officers
The following table and accompanying narrative sets forth the name, age and business experience of our current Executive Officers as of March 1, 2021:

Name	Age	Position
Edward W. Stack	66	Executive Chairman and Chief Merchandising Officer
Lauren R. Hobart	52	President and Chief Executive Officer
Lee J. Belitsky	60	Executive Vice President - Chief Financial Officer
Donald J. Germano	57	Executive Vice President - Stores
Vlad Rak	44	Executive Vice President - Chief Technology Officer
Navdeep Gupta	48	Senior Vice President - Finance and Chief Accounting Officer
John E. Hayes III	58	Senior Vice President - General Counsel and Secretary
Julie Lodge-Jarrett	45	Senior Vice President - Chief People Officer
Edward W. Stack is our Executive Chairman and Chief Merchandising Officer. From 1984 to January 2021, Mr. Stack served as our Chairman and Chief Executive Officer taking over operation of the Company after his father and our founder, Richard “Dick” Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
Lauren R. Hobart became our President and Chief Executive Officer effective February 1, 2021 and has served as our President since May 2017. Ms. Hobart was appointed to the Company’s Board of Directors in January 2018. Ms. Hobart joined DICK’S Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. In September 2015, Ms. Hobart was promoted to Executive Vice President and Chief Marketing Officer and in April 2017 to Executive Vice President - Chief Customer & Digital Officer. Prior to joining DICK’S Sporting Goods, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its carbonated soft drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning and finance. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. In addition, Ms. Hobart serves as a member of the Board of Directors of YUM! Brands, Inc. (NYSE: YUM). Ms. Hobart formerly served as a member of the Board of Directors of Sonic Corp. (Nasdaq: SONC) from 2014 - 2018.
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
Vlad Rak became our Chief Technology Officer in April 2020. Prior to joining DICK'S Sporting Goods, Mr. Rak served as Senior Vice President & CTO at Merck from 2019 to 2020. Prior to that, Mr. Rak served as Vice President, Enterprise Architecture, Innovation, Platforms & Portfolio at Nike from 2016 to 2019. Previously, Mr. Rak also held senior technology leadership roles at The Walt Disney Company and Wyndham Worldwide.

Navdeep Gupta became our Senior Vice President - Finance and Chief Accounting Officer in November 2017. Prior to joining the Company, Mr. Gupta most recently served as the Senior Vice President of Finance at Advance Auto Parts, Inc., where he held numerous leadership roles from 2006 to 2017, including Chief Audit Executive, Vice President of Finance and Treasurer, and Director of Finance. Previously, Mr. Gupta held management roles at Sprint Nextel Corporation (now part of T-Mobile US, Inc.).
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
Julie Lodge-Jarrett became our Chief People Officer in April 2020. Prior to joining DICK’S Sporting Goods, Ms. Lodge-Jarrett spent more than 21 years at Ford Motor Company, most recently serving as Chief Talent Officer. Ms. Lodge-Jarrett held various human resources and organizational development roles during her tenure with Ford, including Chief Learning Officer; HR Director, Global Purchasing; HR VP, Greater China; and HRBP & Talent Director, Asia Pacific & Africa.

ITEM 1A. RISK FACTORS

Risks Related to Our Industry and Macroeconomic Conditions

Our business is dependent on consumer discretionary spending and reductions in consumer spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.
Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; the availability, cost and level of consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns (for example, the ongoing outbreak of COVID-19). See the Industry Challenges within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential impact of COVID-19 on our business operations. A decrease in consumer discretionary spending may result in a decrease in athlete traffic, same store sales, and average value per transaction and might cause us to increase promotional activities, which will have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.
Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.
The market for sporting goods retailers is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which may have greater market presence (both brick and mortar and online), name recognition and financial, marketing and other resources than we do. Further, the ability of consumers to compare prices in real-time through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores; internet-based and direct-sell retailers; and increasingly from vendors that sell directly to customers. As part of our efforts to maintain our competitive position within the sporting goods industry, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, social media platforms and other digital marketing to attract and retain athletes. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose athletes and sales could decline, which could have an adverse impact on our revenues, business and results of operations. Furthermore, we cannot be sure that we will be able to continue to effectively compete in our markets due to the disruptions caused by the COVID-19 pandemic or that any of our competitors are not in a better position to either respond to the disruptions caused by the COVID-19 pandemic or capitalize on potential displaced market share, including vendors with whom we compete accelerating their existing efforts to sell directly to consumers. An inability to respond to competitive pressures could have a material effect on our results of operations or reputation. Our responses to competitive pressures could also have a material effect on our results or reputation, including as it relates to pricing, quality, assortment, advertising, service, locations, and online and in-store shopping experiences.

The COVID-19 pandemic has impacted and is expected to continue to have an impact on our business and results of operations.
The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. economy to deteriorate. Many measures implemented to reduce the spread of COVID-19 have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.
We are unable to predict the long-term impact that the COVID-19 pandemic will have on our business due to a number of uncertainties, including the duration of the COVID-19 pandemic, the long-term health and economic impact of the COVID-19 pandemic, the success or impact of various widespread mitigation or recovery efforts, including vaccines, changes in consumer demand and shopping patterns, and the impact of governmental regulations that might be imposed in response to the pandemic. In addition to an increase in eCommerce penetration, the COVID-19 pandemic has driven an increase in demand in certain categories due to the renewed interest and perceived importance of health and fitness, participation in socially-distant and outdoor activities, and a shift toward athletic apparel and active lifestyle products. It is uncertain whether or the extent to which these trends will continue, or whether new trends will emerge, after the current impacts of the COVID-19 pandemic subside.
While the COVID-19 pandemic continues, governmental interventions could, among other things, require that we close some or all of our stores or our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our eCommerce business. Numerous state and local jurisdictions have imposed, and in the future may impose or re-impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted and in the future may result in temporary store closures or meaningful decreases in store occupancy levels; work stoppages, slowdowns and delays; inability to consistently procure and maintain sufficient levels of certain in-demand items; disruptions to our supply chain; school closures and remote learning requirements; travel restrictions; and cancellation of events, among other effects, which would likely negatively impact our business. We may also be adversely impacted by the disruption or cancellation of various professional leagues and sporting events, local sports leagues, and other organized youth and adult sports programs as a result of the COVID-19 pandemic. Another period of store closures, changes in consumer behavior, and health concerns causing a reduction in consumer demand for our products and traffic at our stores would likely have a significant adverse effect on our financial condition and results of operations.
The Company continues to consider and assess the potential impact that the COVID-19 pandemic could have on the Company’s operations, including the assumptions and estimates used to prepare its financial statements such as the Company’s inventory valuations, fair value measurements and potential asset impairment charges. These assumptions and estimates may change in the future as new events occur and additional information is obtained. If economic conditions caused by the COVID-19 pandemic deteriorate and negatively impact consumer spending, such future changes may have a material adverse impact on the Company's results of operations, financial position and liquidity.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein, including risks relating to change in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third-party delivery service providers, our ability to access adequate quantities of materials and in-demand products, tariffs, and regulatory restrictions. In addition to potential damage to our reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.
If our product costs are adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials, political instability or other reasons, our sales and profitability may suffer.
A significant portion of the products that we purchase, including those purchased from domestic suppliers, as well as most of our vertical brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers’ sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of “most favored nation” status with the U.S., freight cost increases and economic and political uncertainties. We may also experience shipment delays and shipping port constraints, labor strikes, work stoppages or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics and other public health concerns. Specifically, the ramifications of the ongoing COVID-19 pandemic have caused delays in the manufacturing or shipping of products and raw materials. To the extent the COVID-19 pandemic results in continuation or worsening of manufacturing and shipping delays and constraints, our vendors and suppliers will continue to have difficulty obtaining the materials necessary for the production, packaging and delivery of the products we sell, and we will continue to have inventory delays or product shortages in our stores and online.

If any of these or other factors, including trade tensions between the U.S. and foreign nations, including China, were to cause a disruption of trade from the countries in which our vendors’ supplies or our vertical brand products’ manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. We may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

Risks Related to Our Operations and Reputation

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose athletes and our sales may decline.
Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences, and shopping patterns, which cannot be predicted with certainty and are subject to continual change and evolution. Our business has become increasingly omni-channel as we strive to deliver a seamless shopping experience to our athletes through both online and in-store shopping experiences. For example, we must meet athletes’ expectations with respect to, among other things, creating appealing and consistent online experiences; offering differentiated and premium products and regionally relevant products; delivering elevated customer service; and providing desirable in-store experiences, fast and reliable delivery, and convenient return options. Furthermore, as noted elsewhere in these risk factors, consumer preferences and shopping patterns have been impacted significantly by the COVID-19 pandemic, and the ongoing uncertainty surrounding the COVID-19 pandemic poses challenges regarding our ability to anticipate and be proactive with respect to consumer preferences and shopping patterns. Our athletes have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. If we are unable to provide an omni-channel shopping experience across all channels that aligns with our athletes’ expectations and preferences, it could have an adverse impact on our revenues, business and results of operations.
We often make commitments to purchase products from our vendors several months in advance of the proposed delivery, which may make it more difficult for us to adapt to rapidly-evolving changes in consumer preferences. Furthermore, supply chain challenges due to the COVID-19 pandemic have made it more difficult to obtain certain in-demand products. Our sales could decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation, profitability and demand. Changes in consumer shopping habits, including decreases in traffic at retail locations and traditional shopping centers, financial difficulties of other retail tenants and other shopping center vacancy issues, all of which could be further exacerbated by the continued impacts of the COVID-19 pandemic, could lead to a decrease in revenue and decline in our financial condition. Failure to meet stockholder expectations, particularly with respect to earnings, sales, and operating margins, could also result in volatility in the market value of our stock.
Omni-channel growth in our business is complex and there are risks associated with operating our own eCommerce platform.
We have developed an internal eCommerce platform that allows us to improve the functionality and performance of our website and mobile applications and to have more control over the athletes’ online shopping experience with less reliance on third parties. Maintaining and continuing to improve our eCommerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the athlete experience. This involves substantial risk, including risk of cost overruns, website downtime and other technology disruptions, supply and distribution delays, and other issues that can affect the successful operation of our eCommerce platform. Technological disruptions can result from delays, or downtime caused by high volumes of users or transactions, deficiencies in design or implementation, platform enhancements, power outages, computer and telecommunications failures, computer viruses, worms, ransomware or other malicious computer programs, denial-of-service attacks, security breaches through cyber-attacks from cyber-attackers or sophisticated organizations, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our teammates. If we are not able to successfully operate and continually improve our eCommerce platform and athlete experience, our reputation, operations, financial results, and future growth could be materially adversely affected.

Our vertical brand offerings and new specialty concept stores expose us to potential increased costs and certain additional risks.
We develop and offer our athletes vertical brand products that are not available from other retailers and expect to continue growing our exclusive vertical brand offerings through a combination of brands that we own and brands that we exclusively license from third parties. From time-to-time, we develop and introduce new store concepts and formats. We invest considerable resources to develop new brands and store concepts and formats, there is no assurance that they will be successful. Consequently, we might curtail or abandon them at any time which could result in asset impairments and inventory write-downs. For example, see the Overview within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the results of the strategic review of our hunting business, including Field & Stream.
Factors that could cause us to curtail or abandon one of our vertical brands or store concepts or formats include unexpected or increased costs or delays in development of the brand, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands, preferences and shopping patterns regarding sporting goods, or a determination that consumer demand no longer supports the brand or retail concept. Additional risks relating to our vertical brand offerings include product liability and product recalls for which we do not have third-party indemnification and contractual rights or remedies; increasing costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.
Harm to our reputation could adversely impact our ability to attract and retain athletes and teammates.
Negative publicity or perceptions involving us or our brands, products, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain athletes and teammates. Failure to detect, prevent, mitigate or address issues giving rise to reputational risk could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability, product recalls, and product boycotts; our handling of issues relating to environmental, social, and governance (“ESG”) matters, including inclusion and diversity, and the transparency of our progress toward ESG goals and initiatives; our response to the COVID-19 pandemic; our social media activity; failure to comply with applicable laws and regulations; our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations; and any of the other risks enumerated in these risk factors. In addition, our sales could be negatively impacted by negative publicity or perception involving professional sports leagues or individual teams, including in relation to decisions made by them in response to the COVID-19 pandemic. Furthermore, the prevalence of social media and a constant, on-demand news cycle may accelerate and in the short-term increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.
Our strategic plans and initiatives may initially result in a negative impact on our financial results and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.
Our ability to successfully implement and execute our strategic plans and initiatives is dependent on many factors, some of which are out of our control. To respond to challenging conditions in the retail market as a whole, we may increase promotional activities to drive market share to our stores and online. However, increased promotional activities may not achieve the desired results and will have a negative impact on our gross profit margin. We are also focused on certain long-term strategic investments, including investments in our digital capabilities, our eCommerce platform, improvements to the athlete experience in our stores and online, our supply chain, enhancements to our ScoreCard loyalty program, the continued development of our vertical brands and specialty concepts, and improving teammate productivity. These longer-term strategies may require significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return. Additionally, any new initiative is subject to certain risks, including athlete acceptance, competition, product differentiation, and the ability to attract and retain qualified personnel to support the initiative.
For example, we have removed hunt category merchandise from a substantial portion of our stores over the last few years and reallocated the space in these stores to a localized assortment in an effort to drive growth. As we move forward, we expect the hunt department to remain in approximately 100 DICK’S Sporting Goods and Field & Stream stores. If we are not able to successfully execute our strategic plans and initiatives to achieve the intended results in the anticipated time frame or at all, our results of operations and financial condition may be adversely affected.

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
There is no assurance that we will be able to locate desirable real estate for new stores or relocations of existing stores, or that an existing store will continue to be profitable in its current location. Additionally, our ability to negotiate favorable lease terms on a new store location or a relocation of an existing store, or in connection with an expiring lease, remodel, consolidation, or closing depends on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and other factors that are not within our control. We may incur lease costs that are excessive and cause operating margins to be below acceptable levels if we are unable to negotiate appropriate terms.
If an existing store is not profitable, we might be required to record an impairment charge and we may not be able to terminate the lease associated with the underperforming store. Since our leases generally do not allow for termination prior to the end of the lease term without economic consequences, if we decide to close a store, we are generally required to continue to pay rent for the balance of the lease term and might also incur termination charges. We may remain liable for certain lease obligations where we are able to assign a location if the assignee or sublessee does not perform.
Furthermore, the success of our stores depends on a number of factors including the sustained success of the shopping center where the store is located, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced customer traffic in the shopping centers where our stores are located, financial difficulties of our landlords, anchor tenants or a significant number of other retailers, and shopping center vacancies or closures, all of which have been amplified as a result of the COVID-19 pandemic could impact the profitability of our stores and increase the likelihood that our landlords fail to fulfill their obligations and conditions under our lease agreements. These factors cannot be predicted with complete accuracy and may change over time. There is no assurance that we will be able to reverse any decline in customer traffic or that increases in online sales will offset any decline in store traffic. We may need to respond to declines in customer traffic or conversion rates by increasing markdowns or promotions to attract athletes, which could adversely impact our financial results. Failure to secure desirable new store locations and relocation sites, successfully renew or modify existing leases, or effectively manage the profitability of our existing stores could have a material adverse effect on our operations and financial results.
Our business relies on our distribution and fulfillment network and our customer support center. An inability to optimize this network or a disruption to the network, including delays or failures by independent third-party transportation providers, could cause us to lose merchandise, be unable to effectively deliver merchandise to our stores and athletes, and could adversely affect our financial condition and results of operations.
In addition to our owned and leased distribution centers and eCommerce fulfillment center, our stores serve as forward distribution points. We also own a customer support center in Coraopolis, Pennsylvania that serves as our corporate headquarters. The ability to optimize our distribution and fulfillment network depends on general economic and real estate conditions which are beyond our control.
We may not be able to maintain our existing distribution and fulfillment network if the cost of the facilities increase or the location of a facility is no longer desirable. In those cases, we may not be able to locate suitable alternative sites or modify or enter into new leases on acceptable terms. Furthermore, we may need to locate new sites for additional eCommerce fulfillment centers to satisfy omni-channel demand. If we cannot locate suitable locations for these fulfillment centers on acceptable terms, we will need to increase reliance on our store network, third-party logistic fulfillment centers, our distribution centers, and vendors to help meet our fulfillment needs. An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters or closures of distribution and fulfillment centers due to COVID-19) at any of these facilities might impair our ability to adequately stock our stores, process returns of products to vendors and fulfill eCommerce orders at the speed expected by athletes, increase costs associated with shipping and delivery, damage a material portion of our inventory, and otherwise negatively affect our operations, sales, profitability, and reputation.

In addition, we rely on independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our stores and directly to athletes through our eCommerce platform. Our use of third-party delivery services for shipments subjects us to risks, including increased fuel prices, labor issues, inclement weather, and disruptions due to the COVID-19 pandemic, which could impact a shipper’s ability to provide delivery services that adequately meet our shipping needs and satisfy athletes’ expectations. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business, operational results, financial position and cash flows.
Unauthorized disclosure of sensitive or confidential athlete information could harm our business and standing with our athletes.
The protection of our data as well as athlete and teammate data is critical. We receive confidential athlete data, including payment card and personally identifiable information, in the normal course of customer transactions. While we have taken significant steps to protect athlete and confidential information, the intentional or negligent actions of third parties, business associates or teammates may undermine our existing security measures and allow unauthorized parties to obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent a future compromise of our athlete transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access to, disable, degrade, or sabotage systems change frequently and often are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business, reputation or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.
Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
We utilize a number of third-party information systems for core system needs of our business, including our use of an independent service provider for electronic payment processing. These systems, if not functioning properly, could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. If any of these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.
Our information systems, including our back-up systems, are subject to damage or interruption from power outages; computer and telecommunications failures; computer viruses, worms, ransomware, and other malicious computer programs; denial-of-service attacks; security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations); catastrophic events such as fires, tornadoes, earthquakes and hurricanes; and usage errors by our teammates. Additionally, we transitioned many of our corporate teammates to temporary remote work status due to the COVID-19 pandemic, which has placed increased emphasis and importance on the efficiency and functionality of our information systems, and could result in a strain on our information systems support resources and solutions. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.
We may be unable to attract, train, engage and retain executive officers and key personnel and teammates, or implement effective succession planning strategies. Furthermore, the loss of one or more of our key executives could have a material adverse effect on our business.
Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract, retain, train and develop executive management, key personnel and qualified teammates in all areas of the organization. In addition, stores depend significantly on our ability to hire and retain quality teammates, including store managers and sales associates. The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. We are also dependent on the teammates who staff our distribution centers.

All teammates, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our teammates. The loss of any one or more of our executive management, including our President & Chief Executive Officer, Lauren Hobart, or other key personnel could seriously harm our business. Additionally, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success. Furthermore, our success depends on continued service from Edward W. Stack, our Executive Chairman, who continues to serve as our Chief Merchandising Officer and oversee key strategic growth initiatives and who started operating the Company in 1984. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges that we and the industry face. If Mr. Stack no longer serves a role in our business, our results could be materially adversely affected.
The relative seasonality of our operations, along with the current geographic concentrations of our stores, exposes us to certain risks.
Our business is subject to seasonal influences and certain holidays and sports seasons during the year. Many of our stores are located in geographic areas that experience seasonally cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Historically, our highest sales and operating income results have occurred during our second and fourth fiscal quarters, which is partly due to golf and team sports sales during the second quarter and partly due to the winter holiday season and our strong sales of cold weather sporting goods and apparel in the fourth quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. Poor performance during a quarter because of slow holiday seasons or unseasonable weather conditions, including unusually warm weather in the winter months or abnormally wet or cold weather in the spring or summer months, whether due to climate change or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Any determination to pay cash dividends on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a five-year $1.0 billion share repurchase program, we are not obligated to make any purchases under the program and we may discontinue it at any time. For example, during the first quarter of 2020, the Company briefly suspended the payment of dividends and stock repurchases to bolster its cash position and maximize flexibility in response to uncertainty caused by the COVID-19 pandemic.

Risks Related to Our Class B Common Stock and Other Anti-Takeover Mechanisms

We are controlled by our Executive Chairman and his relatives, whose interests may differ from other stockholders.
Our Executive Chairman, Mr. Edward W. Stack, and his relatives control a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of Mr. Stack and his relatives may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.
The issuance of Class B common stock and other anti-takeover mechanisms could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.
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

Risks Related to Third Parties and Legal and Regulatory Requirements

We depend on our suppliers, distributors and manufacturers to provide us with sufficient quantities of quality products in a timely fashion.
In fiscal 2020, we purchased merchandise from approximately 1,300 vendors. Purchases from Nike represented approximately 19% of our total merchandise purchases. Although in fiscal 2020 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand in a timely manner if there are disruptions in our relationships with key suppliers, which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards, whether as a result of supply chain disruptions (for example, in connection with the COVID-19 pandemic) or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising, which are not guaranteed. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.
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
In addition, laws at the federal, state or local level may change, sometimes significantly and unexpectedly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability and consumer protection; reducing the spread of COVID-19; eCommerce, data protection and privacy; advertisement and marketing; labor and employment; taxes, including changes to tax rates and new taxes, tariffs, and surcharges; firearms, ammunition, knives, food items or other regulated products; accounting, corporate governance and securities; custom or import; and intellectual property. Continued monitoring and efforts to ensure compliance with these regulations require considerable expenditure of Company teammate time and money, which could detract from other operational initiatives.
We may be subject to various types of litigation and other claims, and our insurance may not be sufficient to cover damages related to those claims.
From time-to-time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with landlords and vendors due to the disruptions caused by the COVID-19 pandemic, claims from athletes or teammates alleging failure to maintain safe premises with respect to protocols relating to the COVID-19 pandemic, and other matters.
We sell firearms and ammunition in some of our stores. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and state laws and regulations. Any improper or illegal use by our athletes of ammunition or firearms sold by us could have a negative impact on our reputation and business. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws and regulations as mandated by state and federal law and related to our policies on the sale of firearms and ammunition. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition.
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
Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage teammates, but also the wages paid to our other hourly teammates. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.
In addition, our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the valuation of deferred tax assets and liabilities; changes in applicable tax laws, regulations, treaties, interpretations, and other guidance; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdictions. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.
Poor performance of professional sports teams within our core regions of operation, as well as league-wide lockouts, strikes or cancellations, retirement of or serious injury to key athletes or scandals involving such athletes could adversely affect our financial results.
We sell a significant amount of professional sports team merchandise, the success of which may be subject to fluctuations based on the success or failure of such teams or their key players. Poor performance by the professional sports teams within our core regions of operations; league-wide lockouts or strikes; and disruptions to, cancellations of, or negative publicity regarding sports leagues and major sporting events due to the COVID-19 pandemic and related protocols, could cause our financial results to fluctuate year-over-year. In addition, to the extent we use individual athletes to market our products and advertise our stores or we sell merchandise branded by one or more athletes, the retirement or injury of such athletes or scandals in which they might be implicated could negatively impact our financial results.

Risks Related to Our Indebtedness and Strategic Transactions

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

Our ability to operate and expand our business and to respond to changing business and economic conditions is dependent upon the availability of adequate capital. In addition to certain restrictions imposed by the terms of our senior secured revolving credit facility (“Credit Facility”), weakness in the capital markets could also negatively impact our access to capital.
The operation and growth of our business, including opening new stores, expanding our eCommerce business, implementing long-term initiatives, pursuing strategic acquisitions or investments, and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. Our Credit Facility contains provisions that limit our ability to incur additional indebtedness or make substantial asset sales, which might otherwise be used to finance our operations. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our Credit Facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Credit Facility is not sufficient to meet our capital needs, we may have to obtain additional financing. Any future constriction of the credit and public capital markets, including debt markets, or deterioration of our financial condition due to internal or external factors, could restrict or limit our ability to access capital and could increase the cost of financing sources. We may not be able to obtain such refinancing or additional financing on favorable terms or at all. Our liquidity or access to capital could also be adversely affected by unforeseen changes in the financial markets and global economy.
Our indebtedness and liabilities could limit the cash flow available for our operations and we may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take certain actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
Our ability to make scheduled payments on or to refinance our debt obligations, including our $575 million of 3.25% convertible senior notes due 2025 (“Convertible Senior Notes”), will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Convertible Senior Notes. We may not be able to take any of these actions, these actions may not be successful and permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease all of our stores, which generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site 12 to 24 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and malls.

As of January 30, 2021, we operated 854 stores in 47 states. The following table sets forth the number of stores by state:

State	DICK’S Sporting Goods	Specialty Concept Stores (*)	Total
Alabama	14	4	18
Arizona	9	3	12
Arkansas	4	—	4
California	58	7	65
Colorado	15	2	17
Connecticut	12	3	15
Delaware	3	1	4
District of Columbia	1	—	1
Florida	47	7	54
Georgia	24	2	26
Idaho	5	1	6
Illinois	30	5	35
Indiana	19	1	20
Iowa	7	3	10
Kansas	10	1	11
Kentucky	12	1	13
Louisiana	8	1	9
Maine	4	—	4
Maryland	17	2	19
Massachusetts	19	2	21
Michigan	22	4	26
Minnesota	10	4	14
Mississippi	7	—	7
Missouri	14	2	16
Nebraska	4	1	5
Nevada	3	2	5
New Hampshire	7	—	7
New Jersey	19	3	22
New Mexico	4	—	4
New York	43	4	47
North Carolina	32	8	40
North Dakota	1	—	1
Ohio	38	11	49
Oklahoma	8	2	10
Oregon	10	2	12
Pennsylvania	39	8	47
Rhode Island	2	1	3
South Carolina	12	2	14
South Dakota	1	—	1
Tennessee	17	2	19
Texas	45	14	59
Utah	5	1	6
Vermont	2	—	2
Virginia	28	5	33
Washington	17	—	17
West Virginia	6	1	7
Wisconsin	13	3	16
Wyoming	1	—	1
Total	728	126	854

(*) Includes our Golf Galaxy, Field & Stream and outlet stores. As of January 30, 2021, we operated 98 Golf Galaxy stores in 35 states, 22 Field & Stream stores in 13 states, and six outlet stores in five states. In some markets we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store counts, as applicable. As of January 30, 2021, we operated 30 combo stores.

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

ITEM 3.  LEGAL PROCEEDINGS

Brian Dillman v. Edward W. Stack, et al. On February 5, 2021, a stockholder of the Company filed a purported derivative action against Edward W. Stack and certain former and current members of our Board of Directors in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duties in connection with the equity grants made to Edward W. Stack in March 2020 as part of his annual compensation. The complaint seeks unspecified damages and attorneys’ fees, as well as changes to the Company’s corporate governance and internal procedures related to compensation. [Case No. 2021-0101-PAF]. The case is in its early stages, and we intend to defend this matter vigorously. At this time, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our results of operations or financial position.

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
The declaration of dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors, and are dependent upon multiple factors, including future earnings, cash flows, financial requirements and other considerations.
As of March 19, 2021, there were 248 and 18 registered shareholders of our common stock and Class B common stock, respectively.
Comparison of 5 Year Cumulative Total Return
The following graph compares the performance of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on January 29, 2016 in our common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to common stock repurchases made during the three months ended January 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
November 1, 2020 to November 28, 2020	2,344	$57.72	—	$1,031,207,525
November 29, 2020 to January 2, 2021	2,571	$57.00	—	$1,031,207,525
January 3, 2021 to January 30, 2021	446	$56.21	—	$1,031,207,525
Total	5,361	$57.25	—

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for fiscal years 2020, 2019, 2018, 2017 and 2016 presented below under the captions “Statement of Income Data”, “Per Common Share Data”, “Other Data” and “Balance Sheet Data” have been derived from our Consolidated Financial Statements for those periods. The selected consolidated financial data for fiscal years 2020, 2019, 2018, 2017 and 2016 presented below under the caption “Store Data” have been derived from internal records of our operations.
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

	Fiscal Year
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statement of Income Data:
Net sales	$9,584,019	$8,750,743	$8,436,570	$8,590,472	$7,921,981
Cost of goods sold (1)	6,533,312	6,196,185	5,998,788	6,101,412	5,556,198
Gross profit	3,050,707	2,554,558	2,437,782	2,489,060	2,365,783
Selling, general and administrative expenses (2)	2,298,534	2,173,677	1,986,576	1,982,363	1,875,643
Pre-opening expenses (3)	10,696	5,268	6,473	29,123	40,286
Income from operations	741,477	375,613	444,733	477,574	449,854
Gain on sale of subsidiaries (4)	—	(33,779)	—	—	—
Interest expense (5)	48,812	17,012	10,248	8,047	5,856
Other (income) expense (6)	(19,070)	(15,324)	2,565	(31,810)	(14,424)
Income before income taxes	711,735	407,704	431,920	501,337	458,422
Provision for income taxes	181,484	110,242	112,056	177,892	171,026
Net income	$530,251	$297,462	$319,864	$323,445	$287,396
Per Common Share Data:
Earnings per common share - Basic	$6.29	$3.40	$3.27	$3.02	$2.59
Earnings per common share - Diluted	$5.72	$3.34	$3.24	$3.01	$2.56
Dividends declared per common share	$1.25	$1.10	$0.90	$0.68	$0.605
Weighted average common shares outstanding:
Basic	84,258	87,502	97,743	106,977	111,095
Diluted (5)	92,639	89,066	98,781	107,586	112,216
Store Data:
Same store sales increase (decrease) (7)	9.9%	3.7%	(3.2)%	(0.3)%	3.5%
Number of stores at end of period (8)	854	850	859	846	798
Total square footage at end of period (8)	42,015	41,834	42,283	41,755	39,330
Other Data:
Gross profit margin	31.8%	29.2%	28.9%	29.0%	29.9%
Selling, general and administrative expenses as a percentage of net sales	24.0%	24.8%	23.5%	23.1%	23.7%
Operating margin	7.7%	4.3%	5.3%	5.6%	5.7%
Inventory turnover (9)	3.15x	2.83x	3.19x	3.19x	3.06x
Depreciation, amortization and other (10)	$326,014	$335,746	$307,327	$301,865	$281,728
Balance Sheet Data:
Inventories, net	$1,953,568	$2,202,275	$1,824,696	$1,711,103	$1,638,632
Total assets (11)	$7,752,859	$6,628,560	$4,187,149	$4,203,939	$4,058,296
Long-term operating lease liabilities (11)	$2,259,308	$2,453,346	$—	$—	$—
Working capital (12)	$1,209,452	$333,542	$617,759	$581,071	$598,263
Total debt (13)	$420,781	$227,214	$60,044	$65,286	$5,325
Retained earnings	$3,064,702	$2,645,281	$2,455,192	$2,205,651	$1,956,066
Total stockholders' equity	$2,339,534	$1,731,598	$1,904,161	$1,941,501	$1,929,489

(1)Cost of goods sold for fiscal 2016 included a $46.4 million write-down of inventory in connection with the implementation of a new merchandising strategy. Fiscal 2017 included a charge of $11.5 million related to transition costs to enhance our ScoreCard loyalty program. Fiscal 2019 included a $13.1 million write-down of inventory related to our hunt restructuring. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the hunt restructuring.
(2)Selling, general and administrative expenses for fiscal 2016 included $32.9 million of impairment of store assets and store closing charges primarily related to ten Golf Galaxy stores in overlapping trade areas with acquired Golfsmith stores, merger and integration costs of $8.5 million to convert former The Sports Authority (“TSA”) and Golfsmith stores to DICK’S Sporting Goods and Golf Galaxy stores, and a $7.7 million non-cash impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value. Fiscal 2017 included a $7.1 million charge for severance, other employee-related costs and asset write-downs related to a corporate restructuring and $6.6 million for costs related to a litigation contingency. Fiscal 2019 included $44.6 million of hunt restructuring charges, a $15.3 million non-cash impairment charge to reduce the carrying value of a corporate aircraft to its sale price, and a $6.4 million favorable settlement of a previously accrued litigation contingency. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the hunt restructuring.
(3)Pre-opening expenses for fiscal 2016 and fiscal 2017 included occupancy expenses totaling $5.1 million and $3.5 million, respectively, for TSA and Golfsmith stores converted to DICK’S Sporting Goods and Golf Galaxy stores.
(4)Represents the gain recorded in connection with the sale of two technology subsidiaries in fiscal 2019.
(5)Fiscal 2020 included $21.6 million of non-cash amortization of the debt discount on $575 million of convertible senior notes due 2025 (“Convertible Senior Notes”) issued in 2020, and 3.5 million diluted shares that will be offset at settlement by shares delivered from the convertible note hedge purchased in connection with their issuance.
(6)Includes investment income recognized to reflect changes in deferred compensation plan investment values with a corresponding charge / reduction to selling, general and administrative expense for the same amount. Fiscal 2017 included the receipt of a $12.0 million contract termination payment and an $8.1 million multi-year sales tax refund.
(7)Fiscal 2017 excluded sales during the 53rd week. Fiscal 2020 consolidated same store sales included stores that were temporarily closed as a result of the COVID-19 pandemic. The method of calculating consolidated same store sales varies across the retail industry, including as to the treatment of temporary store closures as a result of the COVID-19 pandemic. Accordingly, our method of calculating this metric may not be the same as other retailers’ methods.
(8)Includes DICK’S Sporting Goods, Golf Galaxy and outlet stores. Excludes temporary locations.
(9)Calculated as cost of goods sold divided by the average monthly ending inventories of the last 13 months.
(10)In fiscal 2020, we classified non-cash lease costs in a separate line within the Consolidated Statements of Cash Flows, which caused depreciation, amortization and other to change. Prior year amounts were reclassified to conform to the current year presentation.
(11)In the first quarter of fiscal 2019, we adopted ASU 2016-02, Leases (Topic 842), which required us to recognize lease assets of $2.5 billion and liabilities of $3.1 billion on the balance sheet. We adopted the new standard using the optional transition method, which provided for adoption without restating any historical financial information.
(12)Defined as current assets less current liabilities. Balance at the end of fiscal 2020 and 2019 included $472.7 million and $423.0 million, respectively, of operating lease liabilities following the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).
(13)Fiscal 2020 included debt with a carrying value of $418.5 million from the issuance of our Convertible Senior Notes. Fiscal 2019 included the outstanding balance of $224.1 million on our revolving Credit Facility. During fiscal 2017, we financed $62.5 million for the purchase of a corporate aircraft, which we sold and paid down the related debt in fiscal 2019.

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
Business Overview
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. We also offer our products through an eCommerce platform that is integrated with our store network, providing our customers, to whom we refer as our athletes, with expertise as well as the convenience of a 24-hour storefront. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Our profitability is primarily influenced by the growth in consolidated same store sales, our number of store locations and selling square footage, the continued integration of eCommerce with brick and mortar stores, the strength of our gross profit margins and our ability to manage expenses. We have grown from 644 DICK'S Sporting Goods stores at the end of fiscal 2015 to 728 DICK’S Sporting Goods stores at the end of fiscal 2020. Our current real estate strategy has resulted in a reduction in the rate at which we open new stores in recent years. We intend to continue this strategy over the next few years, which will allow us to continue to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities as leases come up for renewal. We deploy an insourced eCommerce platform, which allows for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in store and multi-channel marketing campaigns. We also implemented curbside pickup and returns as additional alternatives for our athletes in response to the COVID-19 pandemic.
Our eCommerce sales penetration to total net sales increased from approximately 10% in fiscal 2015 to approximately 16% in fiscal 2019, and since the COVID-19 pandemic began in March 2020, eCommerce sales growth further accelerated. In fiscal 2020, eCommerce sales, which includes curbside pickup, increased 100% compared to fiscal 2019 and accounted for approximately 30% of total net sales.
Industry Challenges
The retail industry as a whole is dynamic, and sporting goods retail in particular has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Vendors have broadened their distribution into department stores and family footwear channels while continuing to grow their direct to consumer business. We have responded to these challenges by reallocating floor space to growing categories while focusing on driving profitable sales, emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity. We have also made strategic investments in our supply chain, digital capabilities, athlete experience, vertical brands and employees, to whom we refer as teammates, to support these efforts and have focused on increasing productivity, while eliminating non-essential expenses, which has enabled us to fund our future strategic investments.
COVID-19 Update
In response to the public health crisis posed by the COVID-19 pandemic, and in compliance with state and local regulations, we prioritized the health and safety of our teammates and athletes and temporarily closed our stores to the public. All stores had re-opened by the end of June 2020. We also closed our customer support center, using our business continuity plans to operate our corporate support functions under remote work arrangements, which remain in place.
During the period of store closures, we continued to serve our athletes through our eCommerce platform, which experienced accelerated sales growth following our temporary store closures. We leveraged our store network for ship-from-store and curbside pickup capabilities, which allowed us to sell through inventory in stores and provide service to our athletes who preferred to pick up their merchandise without entering our stores. We also took precautionary measures to increase and maintain our liquidity, which included reducing operating expenses, inventory receipts and capital expenditures, negotiating rent deferrals, amending our Credit Facility to increase borrowing capacity and raising additional capital by issuing $575 million of Convertible Senior Notes, among other actions.

Despite COVID-19 causing temporary store closures during March, April and May and the cancellation of many team sports seasons across the country, we experienced higher sales growth following our store re-openings in the spring. This was due in part to the strength of our omni-channel capabilities, which, coupled with our diverse category portfolio that includes golf, outdoor activities, home fitness and active lifestyle, enabled us to capitalize on favorable shifts in consumer demand. Our consolidated same store sales increased 9.9% in fiscal 2020 compared to the prior year, due in part to the acceleration of eCommerce sales growth we experienced following the onset of the COVID-19 pandemic. Approximately 70% of online sales during fiscal 2020 were fulfilled directly by our stores, which serve as localized points of distribution, and our stores enabled 90% of our fiscal 2020 sales through online fulfillment and in-person sales.
In response to the COVID-19 pandemic, we implemented additional safety and cleaning protocols at our stores, distribution centers and corporate offices and provided a 15% pay premium to our store and distribution center teammates through the end of fiscal 2020. As a result of these and other actions taken to prioritize the health and well-being of our teammates and athletes, we incurred pre-tax teammate compensation and safety costs of approximately $175 million during fiscal 2020, and we anticipate approximately $30 million of COVID-related safety costs in the first half of fiscal 2021, primarily within selling, general and administrative expenses. Following the conclusion of our temporary 15% pay premium program, we transitioned store and distribution center teammates to more lasting compensation programs in fiscal 2021, including an accelerated annual merit increase and higher wage minimums.
The ongoing impact of the COVID-19 pandemic on our business remains uncertain, including with respect to the longer-term economic recovery and what consumer discretionary spending behavior patterns may emerge when the pandemic subsides. Therefore, we currently are not able to estimate the full impact that the COVID-19 pandemic may have on our financial condition and future results of operations, but we will continue to actively monitor its impact on our business.
Hunt Restructuring Update
We removed hunt category merchandise from approximately 135 DICK’S Sporting Goods stores through the end of fiscal 2019 and reallocated the space in these stores to a localized product or category assortment in an effort to drive growth. In connection with our announcement in the fourth quarter of fiscal 2019 of a plan to remove the hunt department from an additional 440 DICK’S Sporting Goods stores, we recorded pre-tax charges totaling $57.7 million in that quarter, which included $35.7 million of non-cash impairments to a trademark and store assets, a $13.1 million write-down of inventory and an $8.9 million charge related to our exit from eight Field & Stream stores, which were subleased to a third party (collectively, “the hunt restructuring”).
In response to the COVID-19 pandemic, we delayed our removal of the hunt department from all planned stores in fiscal 2020. However, we expect that the project will be completed during the first half of fiscal 2021, after which the hunt department will remain in approximately 100 DICK’S Sporting Goods and Field & Stream stores.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance including:
•Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were permanently closed or relocated during the applicable period have been excluded from same store sales results. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales within Item 6. “Selected Financial Data” and in the “Results of Operations and Other Selected Data” section herein.
•Earnings before taxes and the related operating margin – Our management views earnings before taxes and operating margin as key indicators of our performance. The key drivers of earnings before taxes are same store sales, gross profit, and our ability to control selling, general and administrative expenses.
•Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically generate significant cash flows from operating activities in our fourth fiscal quarter in connection with the holiday selling season and sales of cold weather sporting goods and apparel. See discussion of our fiscal 2020 cash flows compared to fiscal 2019 in the “Liquidity and Capital Resources” section herein.

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

Executive Summary

•Net sales increased 9.5% to $9,584.0 million in fiscal 2020 from $8,750.7 million in fiscal 2019.
◦Consolidated same store sales increased 9.9% from fiscal 2019.
◦Since the COVID-19 pandemic began, eCommerce sales growth has accelerated, increasing approximately 100% from fiscal 2019. eCommerce sales penetration was approximately 30% of total net sales in fiscal 2020 compared to approximately 16% of total net sales in fiscal 2019.
•Earnings per diluted share was $5.72 in fiscal 2020, an increase of 71% compared to earnings per diluted share of $3.34 for the fiscal year ended February 1, 2020. Net income totaled $530.3 million in fiscal 2020 compared to $297.5 million in fiscal 2019.
◦Fiscal 2020 net income included approximately $175 million of pre-tax expenses, or $1.40 per diluted share, net of tax, of teammate compensation and safety costs resulting from the COVID-19 pandemic.
◦Net income in the current year also included $16.0 million of non-cash interest expense, net of tax, and earnings per diluted share included 3.5 million shares related to our Convertible Senior Notes that will be offset at conversion by our bond hedge, which together decreased current year earnings per diluted share by $0.40.
◦Fiscal 2019 net income included a charge of $50.1 million, net of tax, or $0.56 per diluted share, related to the hunt restructuring, a gain of $25.0 million, net of tax, or $0.28 per diluted share, related to the sale of two of our technology subsidiaries, a non-cash impairment charge of $11.3 million, net of tax, or $0.13 per diluted share, to reduce the carrying value of a corporate aircraft to its current fair market value, which was subsequently sold, and a benefit of $4.7 million, net of tax, or $0.05 per diluted share, from the favorable settlement of a litigation contingency that had been previously accrued.
•In addition, during fiscal 2020, we:
◦Issued the Convertible Senior Notes, which added over $500.0 million of net proceeds to our cash position;
◦Amended our revolving credit facility to increase our borrowing capacity to $1.855 billion; and
◦Declared and paid aggregate cash dividends on a quarterly basis for a total amount of $1.25 per share on our common stock and Class B common stock.
•The following table summarizes store openings and closings in fiscal 2020 and fiscal 2019:

	Fiscal 2020			Fiscal 2019
	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	726	124	850	729	130	859
New stores:
Single-level stores	6	10	16	8	3	11
Two-level stores	1	—	1	—	1	1
Total new stores	7	10	17	8	4	12
Closed stores (2)	5	8	13	11	10	21
Ending stores	728	126	854	726	124	850
Relocated stores	12	3	15	3	2	5

(1)Includes our Golf Galaxy, Field & Stream and outlet stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable.
(2)Includes our closure and sublease of four Field & Stream stores in fiscal 2020 in addition to eight in fiscal 2019.

Results of Operations

The following table presents, for the periods indicated, selected items in the Consolidated Statements of Income as a percentage of our net sales, as well as the basis point change in percentage of net sales from the prior year:

	Fiscal Year		Basis Point Increase / (Decrease) in Percentage of Net Sales from Prior Year (A)
	2020 (A)	2019 (A)	2020 - 2019
Net sales	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs	68.17	70.81	(264)
Gross profit	31.83	29.19	264
Selling, general and administrative expenses	23.98	24.84	(86)
Pre-opening expenses	0.11	0.06	5
Income from operations	7.74	4.29	345
Gain on sale of subsidiaries	—	(0.39)	39
Interest expense	0.51	0.19	32
Other (income) expense	(0.20)	(0.18)	(2)
Income before income taxes	7.43	4.66	277
Provision for income taxes	1.89	1.26	63
Net income	5.53%	3.40%	213

(A) Column does not add due to rounding.

Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and selling, general and administrative expenses, our gross profit rate and selling, general and administrative expenses rate may not be comparable to other retailers. For additional information regarding the types of costs classified within cost of goods sold, selling, general and administrative expenses or any other financial statement line items presented herein, refer to Note 1–Basis of Presentation and Significant Accounting Policies included in Part IV. Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for the year ended January 30, 2021 (Fiscal 2020) compared to the year ended February 1, 2020 (Fiscal 2019) is presented below. A discussion regarding our financial condition and results of operations for the year ended February 1, 2020 (Fiscal 2019) compared to the year ended February 2, 2019 (Fiscal 2018) can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on March 20, 2020.
Fiscal 2020 Compared to Fiscal 2019
Net Sales
Net sales were $9,584.0 million in fiscal 2020, a 9.5% increase from net sales of $8,750.7 million in fiscal 2019. The increase in net sales was primarily due to a $830.5 million, or 9.9%, increase in consolidated same store sales across hardlines, apparel and footwear, and included a 17.0% increase in sales per transaction offset by a 7.1% decrease in transactions. Since the COVID-19 pandemic began, eCommerce sales growth accelerated, increasing approximately 100% in fiscal 2020 compared to fiscal 2019. As a result, eCommerce sales penetration increased to approximately 30% of total net sales during fiscal 2020 compared to approximately 16% of total net sales during fiscal 2019.
Income from Operations
Income from operations increased to $741.5 million in fiscal 2020 from $375.6 million in fiscal 2019.
Gross profit increased 19.4% to $3,050.7 million in fiscal 2020 from $2,554.6 million in fiscal 2019 and increased as a percentage of net sales by 264 basis points. This increase was due primarily to merchandise margin expansion and occupancy leverage, partially offset by an increase in eCommerce shipping and fulfillment costs. Merchandise margins increased 219 basis points, primarily driven by fewer promotions and last year’s $13.1 million write-down of inventory related to the restructuring of our hunt business. Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs decreased $11.2 million in fiscal 2020 compared to fiscal 2019, which increased gross profit by 114 basis points. eCommerce shipping and fulfillment costs decreased gross profit by 74 basis points due primarily to sales growth and a higher penetration of eCommerce sales, as well as the full year impact of the fixed costs associated with two dedicated eCommerce fulfillment centers that were opened in the third quarter of 2019. Gross profit was reduced by approximately $23 million of COVID-related compensation and safety costs in fiscal 2020.
Selling, general and administrative expenses increased 5.7% to $2,298.5 million in the current year from $2,173.7 million in fiscal 2019, but decreased as a percentage of net sales by 86 basis points due primarily to the current year increase in net sales. The current year included approximately $152 million of teammate compensation and safety costs incurred in response to the COVID-19 pandemic, net of a $17 million benefit from employee retention tax credits provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as a $30 million contribution to The DICK’S Sporting Goods Foundation to help jump-start youth sports programs struggling to return from the COVID-19 pandemic. Fiscal 2019 costs included hunt restructuring charges of $44.6 million and a $15.3 million non-cash fixed asset impairment charge to reduce the carrying value of a corporate aircraft held for sale to its fair market value, which were partially offset by a $6.4 million favorable settlement of a previously recorded litigation contingency. Apart from these enumerated items, increases in store payroll and operating expenses incurred to support the increase in net sales were offset by operating expense reductions, including advertising, during and following our temporary store closures.
Pre-opening expenses, which generally fluctuate depending on the timing and number of new store openings and relocations, increased to $10.7 million in the current year from $5.3 million in the prior year. We opened 17 new stores in fiscal 2020 compared to 12 new stores in fiscal 2019.
Gain on Sale of Subsidiaries
In fiscal 2019, we sold two technology subsidiaries for net proceeds of $40.4 million. In connection with the sale we recognized a pre-tax gain of $33.8 million.
Interest Expense
Interest expense was $48.8 million in fiscal 2020 compared to $17.0 million in fiscal 2019. The increase primarily related to interest expense of approximately $36.4 million related to the Convertible Senior Notes issued in April 2020, which included non-cash amortization of $21.6 million related to the debt discount.
Other Income
Other income increased to $19.1 million in fiscal 2020 compared to $15.3 million in fiscal 2019. The increase primarily relates to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.

Income Taxes
Our effective tax rate decreased to 25.5% in the current year compared to 27.0% in fiscal 2019, which was primarily attributable to a non-deductible trademark impairment charge of $28.3 million that we recorded in the prior year.

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
In response to the COVID-19 pandemic, we took various actions in 2020 to preserve and fortify our liquidity, which included reducing operating expenses, inventory receipts and capital expenditures, negotiating rent deferrals, exercising the accordion feature within our Credit Facility to provide $255 million of additional borrowing capacity and issuing the Convertible Senior Notes, which added over $500 million of net proceeds to our cash position. As a result of these actions along with our fiscal 2020 operating results, we had cash and cash equivalents of nearly $1.66 billion and no borrowings outstanding on our Credit Facility at January 30, 2021.
We believe that we have sufficient cash flows from operations to operate our business for at least the next 12 months, supplemented by funds available under our Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.
Credit Facility
Our $1.855 billion senior revolving Credit Facility includes a maximum amount of $150 million to be issued in the form of letters of credit. Under the Credit Facility, subject to satisfaction of certain conditions, we may request an increase of up to $245 million in additional borrowing availability. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8–Revolving Credit Facility for additional details.
Credit Facility information is provided below for the following fiscal years ended (in millions):

	January 30, 2021	February 1, 2020
Funds drawn on Credit Facility	$1,291.7	$2,263.6
Number of business days with outstanding balance on Credit Facility	97 days	245 days
Maximum daily amount outstanding under Credit Facility	$1,429.0	$795.9

Liquidity information is provided below as of the following dates (in millions):

	January 30, 2021	February 1, 2020
Outstanding borrowings under Credit Facility	$—	$224.1
Cash and cash equivalents	$1,658.1	$69.3
Remaining borrowing capacity under Credit Facility	$1,396.4	$1,359.8
Outstanding letters of credit under Credit Facility	$16.1	$16.1

Capital Allocation
We intend to allocate capital to invest in future growth, specifically growing, relocating and remodeling our store network, as well as investing in our eCommerce business and in additional technology designed to increase store productivity to deliver a continually improving omni-channel shopping experience for our athletes. We may also allocate capital to other long-term strategic investments while returning capital to stockholders through share repurchases and dividends.

Convertible Senior Notes due 2025
As of January 30, 2021, we have $575 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per year, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the principal amount of the Convertible Senior Notes in cash to minimize dilution, whether in connection with an early conversion of the Convertible Senior Notes or repayment at maturity, using excess cash, free cash flow and borrowings on our Credit Facility. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date in April 2025 or upon early conversion, as applicable. At January 30, 2021, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, the Company has not received any conversion requests through the filing date of this Form 10-K.
There can be no assurance as to the availability of capital to fund such repayments, or to the extent that capital is available through additional debt issuances or refinancing of the Convertible Senior Notes, that such capital will be available on terms that are favorable to us. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 9–Convertible Senior Notes for additional details.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also strived to continuously improve our supply chain and corporate technology capabilities. In fiscal 2020, capital expenditures totaled $224.0 million on a gross basis and $167.3 million on a net basis, which includes construction allowances provided by landlords.
We anticipate that fiscal 2021 capital expenditures will be in a range of $275 to $300 million, net of construction allowances provided by landlords. We expect our investments to be focused on enhancing the athlete experience in our existing stores, including merchandise presentation, space optimization and investments to enhance the fitting and lesson experience in our golf business. Additionally, we will continue to invest in technology that supports the athlete experience and teammate productivity, as well as in new store development.
Approximately two-thirds of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate terms.
Share Repurchases
We may repurchase shares from time-to-time to offset dilution or when market conditions are favorable. On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1.0 billion of our common stock, under which we have repurchased a total of $968.8 million of common stock through January 30, 2021.
On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock.
We temporarily suspended our share repurchase programs in April 2020 in response to the impact of the COVID-19 pandemic. We resumed share repurchases in March 2021 and expect to invest at least $200 million throughout fiscal 2021. Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the fiscal years ended January 30, 2021 and February 1, 2020, we paid $107.4 million and $98.3 million, respectively, of dividends to our stockholders. On March 5, 2021, our Board of Directors declared a 16% increase in our quarterly cash dividend compared to the fourth quarter of fiscal 2020. The dividend of $0.3625 per share of common stock and Class B common stock is payable on March 26, 2021 to stockholders of record as of the close of business on March 19, 2021.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors, including future earnings, cash flows, financial requirements and other considerations.

Cash Flows
Changes in cash and cash equivalents are as follows (in millions):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net cash provided by operating activities	$1,552.8	$404.6	$712.7
Net cash used in investing activities	(224.2)	(129.3)	(198.2)
Net cash provided by (used in) financing activities	260.0	(319.6)	(502.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	—	—
Net increase (decrease) in cash and cash equivalents	$1,588.7	$(44.3)	$12.4

Operating Activities
Cash flows provided by operating activities increased $1.1 billion in fiscal 2020 compared fiscal 2019 due primarily to changes in inventory levels and accounts payable, which increased operating cash flows by $731.4 million. These changes reflect a 20.7% inventory increase in fiscal 2019 due to our strategic inventory investments in key growth categories, which included footwear, apparel, baseball and golf, followed by an 11.3% inventory decrease in fiscal 2020, reflecting precautionary reductions in inventory receipts in response to the COVID-19 pandemic, supply chain constraints and a 9.5% sales increase in fiscal 2020. The remaining year-over-year increase in operating cash flows was primarily due to the increase in net income, qualified payroll tax payments as permitted by the CARES Act and deferrals of rent in response to the COVID-19 pandemic. We anticipate that future operating cash flows will include comparably higher cash payments for inventory and accounts payable, and rent payments in fiscal 2021.
Investing Activities
Cash used in investing activities was $224.2 million for fiscal 2020, an increase of $94.9 million compared to fiscal 2019. The prior year included proceeds of $40.4 million from the sale of two technology subsidiaries and $45.0 million from our sale of a corporate aircraft.
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

Contractual Obligations and Commercial Commitments
We are party to contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. The following table provides summary information concerning our future contractual obligations as of January 30, 2021 (in millions):

	Payments Due by Fiscal Year
	Total	2021	2022-2023	2024-2025	More than 5 years
Contractual obligations
Convertible Senior Notes, principal value (Note 9)	$575.0	$—	$—	$575.0	$—
Interest on Convertible Senior Notes (a)	84.1	18.7	37.4	28.0	—
Operating lease obligations (Note 7) (b)	3,326.4	688.0	1,150.4	780.7	707.3
Financing lease obligations	2.6	0.9	1.7	—	—
Purchase and other commitments (Note 15) (c)	120.8	60.6	48.2	8.8	3.2
Total contractual obligations (d)	$4,108.9	$768.2	$1,237.7	$1,392.5	$710.5

(a)Represents semi-annual interest payments on the outstanding principal balance of our Convertible Senior Notes.
(b)Amounts do not include approximately $67.3 million of minimum future payments for leases which have not yet commenced.
(c)Our primary purchase obligations are for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider, and technology-related and other ordinary course commitments. In the ordinary course of business, we enter into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of purchase obligations shown is based on multi-year non-cancellable contracts outstanding at the end of fiscal 2020.
(d)Excludes $2.4 million of tax contingencies, including interest and penalties, because we are not able to make reasonably reliable estimates of the period of cash settlement. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 12–Income Taxes for additional information.
The Note references above are to the Notes within Part IV. Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily for purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the Consolidated Balance Sheets in accordance with accounting principles generally accepted in the United States of America. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
At January 30, 2021, we have other commercial commitments totaling $16.1 million in the form of standby letters of credit that are currently off-balance sheet. If triggered, we would fund these letters of credit with operating cash flows generated in the normal course of business.

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
Goodwill and Intangible Assets
Goodwill, indefinite-lived and other finite-lived intangible assets are reviewed for impairment on an annual basis, or whenever circumstances indicate that a decline in value may have occurred. Our evaluation for impairment requires accounting judgments and financial estimates in determining the fair value of the reporting unit or asset. If these judgments or estimates change in the future, we may be required to record impairment charges for these assets.
Our goodwill impairment test compares the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of an income approach and a market approach. Estimates may differ from actual results due to, among other things, economic conditions, changes to our business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded to reduce the carrying value of the reporting unit to its fair value. As of January 30, 2021, we had no reporting units at risk of impairment.
Similar to our test for impairment of goodwill, the impairment test for indefinite-lived intangible assets involves comparing their estimated fair values to their carrying values. We estimate the fair value of indefinite-lived intangible assets, which are comprised almost entirely of trademarks and trade names, based on an income approach using the relief-from-royalty method, which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from these types of assets. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, we may be exposed to material losses. We recognize an impairment charge when the estimated fair value of the intangible asset is less than its carrying value. During fiscal 2019, we recorded a non-cash pre-tax impairment charge of $28.3 million related to a trademark used in our hunt business. We recorded no such impairments in fiscal 2020.

Impairment of Long-Lived Assets
We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which independent cash flows can be identified, which is typically the store level. We use an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over each store’s remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, we make assumptions about key store variables that incorporate local market conditions, including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We maintain our Credit Facility to support potential liquidity and capital needs. Our interest rate under the Credit Facility is benchmarked to, at our option, a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of January 30, 2021, there were no outstanding borrowings under the Credit Facility.
During fiscal 2020 and 2019, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial condition, results of operations or cash flows.
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
Seasonality and Quarterly Results
Our business is subject to seasonal influences, including the success of holiday selling season and the impact of unseasonable weather conditions. Although our highest sales and operating income results have historically occurred in the second and fourth fiscal quarters, our business has increasingly been less affected by seasonal fluctuations in recent years. However, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 48 through 74 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of January 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this document.
Changes in Internal Control over Financial Reporting
As a result of the COVID-19 pandemic, the majority of the Company’s customer support center employees began working remotely in March 2020. These changes to the working environment did not materially affect the Company’s internal controls over financial reporting during the fiscal quarter ended January 30, 2021. The Company continues to monitor, assess, and minimize the impact of the COVID-19 pandemic on its internal controls design and operating effectiveness. During the fourth quarter of fiscal 2020, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 24, 2021, expressed an unqualified opinion on those financial statements.
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
March 24, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)Information relative to Directors of the Company will be set forth under the section entitled “Item 1 - Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) and is incorporated herein by reference.
(b)Information with respect to Executive Officers of the Company is set forth in Part I, Item 1 “Business.”
(c)Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Stock Ownership” in the 2021 Proxy Statement and is incorporated herein by reference.
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
(e)Information on our audit committee and audit committee financial experts will be set forth under the section entitled “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections entitled “Executive Compensation”, “Compensation Tables”, “Corporate Governance” and “Item 1 - Election of Directors” in the Company’s 2021 Proxy Statement and is incorporated herein by reference. The information under the caption “Executive Compensation - Compensation Committee Report” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required by this Item will be set forth under the caption “Stock Ownership” in the Company’s 2021 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of January 30, 2021, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,352,896	$29.28	848,800	(2)
Equity compensation plans not approved by security holders	—		—
Total	4,352,896		848,800

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the caption “Certain Relationships and Transactions with Related Persons” and “Corporate Governance - How does the Board determine which directors are considered independent?” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 45 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 81 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
(3)Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 75 to 78 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DICK’S Sporting Goods, Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation— Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company's inventory to be exposed to obsolescence or slow-moving merchandise. Inventories, net and the inventory valuation reserve at January 30, 2021, totaled $2.0 billion and $34.6 million, respectively.
We identified the inventory valuation reserve as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimate and assumptions due to the subjective nature of the estimate described above.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory valuation reserve included the following, among others:
•We tested the effectiveness of controls over the inventory valuation reserve process, including controls over the inputs that are used in management’s estimate.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the inventory valuation reserve.
•We evaluated the appropriateness of specific inputs supporting management’s estimate, including the age of on-hand inventory levels, historic inventory trends, and projected sales and gross margin rates used in the forecasted periods.
•We tested the mathematical accuracy of the Company’s inventory valuation reserve calculation.
•We compared actual inventory sold below cost in recent years to the inventory valuation reserve estimated by the Company in recent years to evaluate management’s ability to accurately estimate the inventory valuation reserve.

/s/ Deloitte & Touche LLP
Pittsburgh, PA
March 24, 2021

We have served as the Company's auditor since 1998.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$9,584,019	$8,750,743	$8,436,570
Cost of goods sold, including occupancy and distribution costs	6,533,312	6,196,185	5,998,788
GROSS PROFIT	3,050,707	2,554,558	2,437,782
Selling, general and administrative expenses	2,298,534	2,173,677	1,986,576
Pre-opening expenses	10,696	5,268	6,473
INCOME FROM OPERATIONS	741,477	375,613	444,733
Gain on sale of subsidiaries	—	(33,779)	—
Interest expense	48,812	17,012	10,248
Other (income) expense	(19,070)	(15,324)	2,565
INCOME BEFORE INCOME TAXES	711,735	407,704	431,920
Provision for income taxes	181,484	110,242	112,056
NET INCOME	$530,251	$297,462	$319,864
EARNINGS PER COMMON SHARE:
Basic	$6.29	$3.40	$3.27
Diluted	$5.72	$3.34	$3.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	84,258	87,502	97,743
Diluted	92,639	89,066	98,781

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
NET INCOME	$530,251	$297,462	$319,864
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	71	—	(42)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	71	—	(42)
COMPREHENSIVE INCOME	$530,322	$297,462	$319,822

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 30, 2021	February 1, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,658,067	$69,334
Accounts receivable, net	53,149	53,173
Income taxes receivable	6,396	5,762
Inventories, net	1,953,568	2,202,275
Prepaid expenses and other current assets	88,470	79,472
Total current assets	3,759,650	2,410,016
Property and equipment, net	1,300,265	1,415,728
Operating lease assets	2,149,913	2,313,846
Intangible assets, net	90,051	94,768
Goodwill	245,857	245,857
Deferred income taxes	51,475	14,412
Other assets	155,648	133,933
TOTAL ASSETS	$7,752,859	$6,628,560
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,258,093	$1,001,589
Accrued expenses	518,134	415,501
Operating lease liabilities	472,670	422,970
Income taxes payable	40,997	10,455
Deferred revenue and other liabilities	260,304	225,959
Total current liabilities	2,550,198	2,076,474
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	224,100
Convertible senior notes due 2025	418,493	—
Long-term operating lease liabilities	2,259,308	2,453,346
Deferred income taxes	—	9,187
Other long-term liabilities	185,326	133,855
Total long-term liabilities	2,863,127	2,820,488
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 113,675,570 issued and 61,194,560 outstanding at January 30, 2021; 111,736,741 issued and 59,255,731 outstanding at February 1, 2020	612	593
Class B common stock, par value $0.01 per share; 40,000,000 shares authorized; 23,735,633 issued and outstanding at January 30, 2021; 24,291,123 issued and outstanding at February 1, 2020	237	243
Additional paid-in capital	1,442,298	1,253,867
Retained earnings	3,064,702	2,645,281
Accumulated other comprehensive loss	(49)	(120)
Treasury stock, at cost; 52,481,010 shares	(2,168,266)	(2,168,266)
Total stockholders' equity	2,339,534	1,731,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,752,859	$6,628,560

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, February 3, 2018	78,318	$783	24,711	$247	$1,177,778	$2,205,651	$(78)	$(1,442,880)	$1,941,501
Adjustment for cumulative effect from change in accounting principle (ASU 2014-09)	—	—	—	—	—	20,488	—	—	20,488
Exchange of Class B common stock for common stock	170	2	(170)	(2)	—	—	—	—	—
Restricted stock vested	549	5	—	—	(5)	—	—	—	—
Minimum tax withholding requirements	(160)	(1)	—	—	(5,427)	—	—	—	(5,428)
Net income	—	—	—	—	—	319,864	—	—	319,864
Stock-based compensation	—	—	—	—	41,941	—	—	—	41,941
Foreign currency translation adjustment, net of taxes of $13	—	—	—	—	—	—	(42)	—	(42)
Purchase of shares for treasury	(9,572)	(96)	—	—	—	—	—	(323,256)	(323,352)
Cash dividends declared, $0.90 per common share	—	—	—	—	—	(90,811)	—	—	(90,811)
BALANCE, February 2, 2019	69,305	$693	24,541	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	250	2	(250)	(2)	—	—	—	—	—
Exercise of stock options	144	1	—	—	5,564	—	—	—	5,565
Restricted stock vested	853	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(244)	(2)	—	—	(9,468)	—	—	—	(9,470)
Net income	—	—	—	—	—	297,462	—	—	297,462
Stock-based compensation	—	—	—	—	43,493	—	—	—	43,493
Purchase of shares for treasury	(11,052)	(110)	—	—	—	—	—	(402,130)	(402,240)
Cash dividends declared, $1.10 per common share	—	—	—	—	—	(99,420)	—	—	(99,420)
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598
Equity component value of convertible note issuance	—	—	—	—	160,693	—	—	—	160,693
Purchase of convertible note hedge	—	—	—	—	(161,057)	—	—	—	(161,057)
Sale of common stock warrants	—	—	—	—	105,225	—	—	—	105,225
Exchange of Class B common stock for common stock	555	6	(555)	(6)	—	—	—	—	—
Exercise of stock options	781	8	—	—	37,615	—	—	—	37,623
Restricted stock vested	804	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(202)	(3)	—	—	(4,214)	—	—	—	(4,217)
Net income	—	—	—	—	—	530,251	—	—	530,251
Stock-based compensation	—	—	—	—	50,177	—	—	—	50,177
Foreign currency translation adjustment, net of taxes of $(22)	—	—	—	—	—	—	71	—	71
Cash dividends declared, $1.25 per common share	—	—	—	—	—	(110,830)	—	—	(110,830)
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$530,251	$297,462	$319,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	326,014	335,746	307,327
Impairment of trademark	—	28,296	—
Amortization of convertible notes discount and issuance costs	21,581	—	—
Non-cash lease costs	(36,048)	(65,298)	(62,563)
Deferred income taxes	(46,250)	(1,160)	(5,258)
Stock-based compensation	50,177	43,493	41,941
Gain on sale of subsidiaries	—	(33,779)	—
Changes in assets and liabilities:
Accounts receivable	2,308	400	16,215
Inventories	248,707	(377,579)	(94,131)
Prepaid expenses and other assets	3,898	6,401	10,980
Accounts payable	199,295	94,202	125,632
Accrued expenses	108,420	37,826	21,372
Income taxes payable / receivable	29,908	(9,314)	7,964
Deferred construction allowances	56,713	37,959	27,730
Deferred revenue and other liabilities	57,795	9,957	(4,318)
Net cash provided by operating activities	1,552,769	404,612	712,755
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(224,027)	(217,461)	(198,219)
Proceeds from sales of other assets	—	49,103	—
Proceeds from sale of subsidiaries, net of cash sold	—	40,387	—
Deposits and purchases of other assets	(137)	(1,300)	—
Net cash used in investing activities	(224,164)	(129,271)	(198,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	1,291,700	2,263,550	1,875,400
Revolving credit repayments	(1,515,800)	(2,039,450)	(1,875,400)
Proceeds from issuance of convertible notes	575,000	—	—
Payments for purchase of bond hedges	(161,057)	—	—
Proceeds from issuance of warrants	105,225	—	—
Transaction costs paid in connection with convertible notes issuance	(17,396)	—	—
Payments on other long-term debt and finance lease obligations	(826)	(56,851)	(5,242)
Proceeds from exercise of stock options	37,623	5,565	—
Minimum tax withholding requirements	(4,217)	(9,470)	(5,428)
Cash paid for treasury stock	—	(402,240)	(323,352)
Cash dividends paid to stockholders	(107,404)	(98,312)	(89,273)
Increase (decrease) in bank overdraft	57,209	17,548	(78,799)
Net cash provided by (used in) financing activities	260,057	(319,660)	(502,094)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	71	—	(42)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,588,733	(44,319)	12,400
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,334	113,653	101,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,658,067	$69,334	$113,653
Supplemental disclosure of cash flow information:
Accrued property and equipment	$26,981	$32,746	$18,937
Cash paid during the fiscal year for interest	$20,517	$16,362	$9,317
Cash paid during the fiscal year for income taxes	$203,082	$123,698	$114,018

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of January 30, 2021, we operated 728 DICK’S Sporting Goods locations across the United States, serving and inspiring athletes and outdoor enthusiasts to achieve their personal best through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream specialty concept stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. In addition, the Company offers its products through an eCommerce platform that is integrated with its store network, providing athletes with expertise as well as the convenience of a 24-hour storefront.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to the end of January. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal years 2020, 2019 and 2018 ended on January 30, 2021, February 1, 2020 and February 2, 2019, respectively. All fiscal years presented include 52 weeks of operations.
Principles of Consolidation
The Consolidated Financial Statements include DICK’S Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to prior year amounts within the consolidated financial statements and related footnotes to conform to the current year presentation, including reclassification of non-cash lease costs from depreciation, amortization and other as a separate line within the Consolidated Statements of Cash Flows.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash and cash equivalents are stated at fair value.
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 30, 2021 and February 1, 2020 include $111.2 million and $54.0 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
Accounts Receivable
Accounts receivable primarily consist of amounts due from vendors and landlords. The Company’s allowance for credit losses totaled $2.7 million and $3.0 million at January 30, 2021 and February 1, 2020, respectively.
Inventories
Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $101.3 million and $131.7 million at January 30, 2021 and February 1, 2020, respectively.

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

For leasehold improvements and property and equipment under finance lease agreements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made after lease commencement are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. The Company recognized depreciation expense of $317.5 million, $307.2 million and $285.8 million, in fiscal 2020, 2019 and 2018, respectively.
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
Intangible Assets
Intangible assets consist of both indefinite-lived and finite-lived assets. A majority of the Company’s intangible assets are indefinite-lived, consisting primarily of trademarks and acquired trade names, which the Company tests annually for impairment, or whenever circumstances indicate that a decline in value may have occurred, using Level 3 inputs. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method.
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
Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding for a given period.
Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding for a period, plus the effect of dilutive potential common shares outstanding using the treasury stock method. Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants (see Note 9-Convertible Senior Notes for further discussion) and stock-based awards, such as stock options and restricted stock.
Stock-Based Compensation
The Company has the ability to grant teammates a number of different stock-based awards, including restricted shares of common stock, restricted stock units and stock options to purchase common stock, under the DICK’S Sporting Goods, Inc. 2012 Stock and Incentive Plan, as Amended and Restated (the “2012 Plan”). The Company records stock-based compensation expense based on the fair value of stock awards at the grant date and recognizes the expense over the employees’ service periods.
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
Deferred Revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon their redemption. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. During the fiscal years ended January 30, 2021 and February 1, 2020, the Company recognized $18.3 million and $17.4 million of gift card breakage revenue, respectively, and experienced approximately $74.7 million and $82.0 million of gift card redemptions in fiscal 2020 and fiscal 2019, respectively, that had been included in its gift card liability as of February 1, 2020 and February 2, 2019, respectively. Based on the Company’s historical experience, the majority of gift card revenue is recognized within 12 months of deferral. The cards have no expiration date.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. The Company estimates the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Based on the Company’s customer loyalty program policies, the majority of program points earned are redeemed or expire within 12 months. See Note 6–Deferred Revenue and Other Liabilities for additional information regarding the amount of these liabilities at January 30, 2021 and February 1, 2020.
Net sales by category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the periods presented (in millions):

	Fiscal Year
	2020	2019	2018
Hardlines (1)	$4,428.5	$3,695.2	$3,632.1
Apparel	3,180.2	3,109.0	2,962.4
Footwear	1,834.3	1,811.4	1,719.5
Other (2)	141.0	135.1	122.6
Total net sales	$9,584.0	$8,750.7	$8,436.6

(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.
(2)Includes the Company’s non-merchandise sales categories, including in-store services, shipping revenues, software subscription revenues and credit card processing revenues.
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
Advertising Costs
Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $293.4 million, $338.7 million and $322.2 million for fiscal 2020, 2019 and 2018, respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Construction Allowances
All of the Company’s store locations are leased. The Company may receive reimbursement from a landlord for some of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances, construction allowances or landlord reimbursements (“construction allowances”). The Company’s accounting for construction allowances differs depending on whether the Company is deemed to have control of the underlying asset prior to commencement of the lease.
•If the Company is not deemed to have control of the underlying asset prior to lease commencement, reimbursement from a landlord for tenant improvements is classified as a lease incentive and included as a reduction to the related operating lease asset on the Consolidated Balance Sheets. The incentive is amortized as part of operating lease expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in deferred construction allowances.
•If the Company is deemed to have control of the underlying asset prior to lease commencement, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is included within deferred revenue and other liabilities on the Consolidated Balance Sheets and is deferred and amortized as rent expense on a straight-line basis over the term of the lease. The Company reports the amount of cash received for the construction allowance as construction allowance receipts within the financing activities section of its Consolidated Statements of Cash Flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as proceeds from sale leaseback transactions within the investing activities section of its Consolidated Statements of Cash Flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.
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
In response to the COVID-19 pandemic, the FASB issued interpretive guidance in April 2020 that provided entities the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. The Company did not elect this option; accordingly, any rent deferrals or concessions that were granted by landlords during fiscal 2020 were treated as lease modifications and not as variable rent reductions. Since lease modification accounting generally requires recognition of changes in rent payments over the lease term, the Company’s fiscal 2020 earnings were not materially impacted by rent deferrals or concessions.
COVID-19 Update
In response to the public health crisis posed by the COVID-19 pandemic, the Company prioritized the health and safety of its teammates and athletes by temporarily closing its stores to the public, with all stores being re-opened by the end of June 2020. The Company also closed its corporate office, using its business continuity plans to operate corporate support functions under remote work arrangements that currently remain in place.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In response to the potential impacts and uncertainty about the duration of the COVID-19 pandemic, the Company took precautionary measures to increase and maintain its liquidity, which included reducing planned operating expenses, inventory receipts and capital expenditures, negotiating rent deferrals with landlords, amending its Credit Facility to increase borrowing capacity and issuing $575 million of convertible senior notes due 2025 (“Convertible Senior Notes”). As a result of the Company’s precautionary measures and its operating results since the re-opening of all of its stores, the Company had $1.66 billion of cash and cash equivalents on hand and no borrowings outstanding on its Credit Facility as of January 30, 2021.
In response to the COVID-19 pandemic, the Company implemented additional safety and cleaning protocols at its stores, distribution centers and corporate offices and provided a 15% pay premium to store and distribution center teammates through the end of fiscal 2020. As a result of these and other actions it took to prioritize the health and well-being of its teammates and athletes, the Company incurred pre-tax teammate compensation and safety costs of approximately $175 million during fiscal 2020.
On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, promulgated various income tax provisions, including but not limited to, modifications for net operating losses, an accelerated time frame for refunds associated with prior minimum taxes and modifications of the limitation on business interest. The CARES Act also provides for refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and the deferral of the employer-paid portion of social security taxes. Through January 30, 2021, employee retention tax credits provided under the CARES Act reduced the Company’s operating expenses by approximately $17.4 million, substantially all of which related to wages and benefits the Company paid to teammates during the period of its temporary store closures earlier in the fiscal year. In addition, the Company has deferred qualifying payroll and other tax payments of approximately $53.2 million in the current year as permitted by the CARES Act, of which $26.8 million is due within 12 months and was classified within current liabilities at January 30, 2021.
The impact of the COVID-19 pandemic on the Company’s business remains uncertain, including the longer-term economic recovery and consumer discretionary spending behavior when the pandemic subsides. Therefore, the Company currently cannot estimate the full impact that the COVID-19 pandemic may have on its financial condition and future results of operations, and it will continue to actively monitor its impact to the business. Accordingly, the Company continues to consider and assess the potential impact that the COVID-19 pandemic could have on its operations, as well as the assumptions and estimates used to prepare its financial statements such as inventory valuations, fair value measurements and potential asset impairment charges. These assumptions and estimates may change in the future as new events occur and additional information is obtained. If the COVID-19 pandemic causes another period of store closures or a change in customer behavior, such future events may have a material adverse impact on the Company's results of operations, financial position and liquidity.
Recently Adopted Accounting Pronouncements and Transition
Revenue Recognition
On February 4, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) using the modified retrospective approach for all contracts not completed as of the adoption date. The primary impact to the Company’s accounting policies of adopting Topic 606 related to the timing of revenue recognition for gift card breakage. Gift card breakage prior to adoption was recognized at the point gift card redemption was deemed remote. As a result of the adoption of Topic 606, the Company recognizes gift card breakage over time in proportion to the pattern of rights exercised by the customer. This change in accounting policy was accounted for through a cumulative effect adjustment to increase beginning retained earnings during the first quarter of fiscal 2018. The Company reclassified $27.7 million from deferred revenue and other liabilities resulting in a cumulative effect adjustment of $20.5 million, net of tax, to retained earnings on the Company’s Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity. Additionally, the adoption of Topic 606 resulted in insignificant financial statement presentation reclassifications related to the Company’s customer loyalty program and sales return reserve.
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
Recently Issued Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standard Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 15, 2020. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of adoption on the Company’s financial condition, results of operations, cash flows and disclosures, which is not expected to be significant.

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
Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and it permits the use of either the modified retrospective or fully retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the timing of adoption as well as the impact that the adoption of ASU 2020-06 will have on its financial statements, but it anticipates that adoption will result in a reduction in non-cash interest expense related to the Convertible Senior Notes.

2. Earnings per Common Share

The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	Fiscal Year Ended
	2020	2019	2018
Net income	$530,251	$297,462	$319,864
Weighted average common shares outstanding - basic	84,258	87,502	97,743
Dilutive effect of stock-based awards	4,185	1,564	1,038
Dilutive effect of Convertible Senior Notes and warrants	4,196	—	—
Weighted average common shares outstanding - diluted	92,639	89,066	98,781
Earnings per common share - basic	$6.29	$3.40	$3.27
Earnings per common share - diluted	$5.72	$3.34	$3.24

Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings per share for fiscal years 2020, 2019, and 2018 were 1.7 million, 3.0 million, and 3.5 million, respectively. Approximately 3.5 million shares included in weighted average common shares outstanding for the year ended January 30, 2021 from the Convertible Senior Notes will be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding for fiscal 2020. See Note 9–Convertible Senior Notes.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal periods presented below (in thousands):

	2020	2019
Buildings and land	$328,417	$322,618
Leasehold improvements	1,729,239	1,671,782
Furniture, fixtures and equipment	1,158,691	1,148,670
Computer software	460,004	424,584
Total property and equipment	3,676,351	3,567,654
Less: accumulated depreciation and amortization	(2,376,086)	(2,151,926)
Net property and equipment	$1,300,265	$1,415,728

The amounts above include construction in progress of $69.2 million and $44.7 million for fiscal 2020 and 2019, respectively.

4.  Goodwill and Intangible Assets

Goodwill
The following table summarizes changes in the carrying amount of goodwill, which is reported net of $111.3 million in accumulated impairments in each period, for the fiscal periods presented (in thousands):

	2020	2019
Goodwill, balance at beginning of year	$245,857	$250,476
Sale of subsidiaries	—	(4,619)
Goodwill, balance at end of year	$245,857	$245,857

No impairment charges were recorded against goodwill in fiscal 2020, 2019 or 2018.
Intangible Assets
The components of intangible assets were as follows as of the end of the fiscal years presented (in thousands):

	2020		2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$61,315	$—	$60,910	$—
Trade names (indefinite-lived)	15,660	—	15,660	—
Customer lists	18,195	(11,604)	18,195	(9,176)
Acquired technology and other finite-lived intangible assets	12,016	(10,773)	20,634	(17,551)
Other indefinite-lived intangible assets	5,242	—	6,096	—
Total intangible assets	$112,428	$(22,377)	$121,495	$(26,727)

The Company had indefinite-lived and finite-lived intangible assets, net of accumulated amortization, of $82.2 million and $7.8 million, respectively, as of January 30, 2021 and $82.7 million and $12.1 million, respectively, as of February 1, 2020. Amortization of the Company’s finite-lived intangible assets was $4.3 million, $5.3 million, and $6.4 million in fiscal 2020, 2019, and 2018, respectively.
In fiscal 2019, the Company sold two technology subsidiaries, Blue Sombrero and Affinity Sports, to Stack Sports (unaffiliated with the Company’s Executive Chairman, Edward Stack) for net cash proceeds of $40.4 million. In connection with the sale, the Company recorded a pre-tax gain of $33.8 million and disposed of goodwill and intangible assets, net of accumulated amortization, of $4.6 million and $2.1 million, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company expects to recognize amortization expense on existing finite-lived intangible assets over the next five years as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2021	$3,626
2022	2,473
2023	1,544
2024	191
Total	$7,834

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal periods presented (in thousands):

	2020	2019
Accrued payroll, withholdings and benefits	$270,895	$203,200
Accrued real estate taxes, utilities and other occupancy costs	78,836	67,354
Accrued property and equipment	26,981	32,756
Accrued sales tax	30,175	21,214
Other	111,247	90,977
Total accrued expenses	$518,134	$415,501

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal periods presented (in thousands):

	2020	2019
Current:
Deferred gift card revenue	$173,786	$159,417
Customer loyalty program	41,600	32,955
Other	44,918	33,587
Total current deferred revenue and other liabilities	$260,304	$225,959
Long-term:
Deferred compensation	$125,696	$99,686
Other	59,630	34,169
Total other long-term liabilities	$185,326	$133,855

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
The components of lease cost for the following fiscal periods presented were as follows (in thousands):

	2020	2019
Operating lease cost	$584,392	$590,381
Short-term lease cost	10,625	7,579
Variable lease cost	119,007	119,452
Sublease income	(10,798)	(5,135)
Total lease cost	$703,226	$712,277

Prior to the adoption of ASU 2016-02, Leases (Topic 842), rent expense under operating leases totaled $530.9 million in fiscal 2018.
Supplemental cash flow information related to operating leases for the following fiscal years presented were as follows (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$620,529	$655,679
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$299,619	$244,153
Supplemental balance sheet information related to operating leases were as follows:

	January 30, 2021	February 1, 2020
Weighted average remaining lease term for operating leases	6.40 years	6.71 years
Weighted average discount rate for operating leases	6.44%	6.57%

Future maturities of operating lease liabilities as of January 30, 2021 were as follows (in thousands):

Fiscal Year
2021	$687,983
2022	614,897
2023	535,486
2024	436,699
2025	344,066
Thereafter	707,293
Total future undiscounted lease payments	3,326,424
Less: imputed interest	(594,446)
Total reported lease liability	$2,731,978

The Company has entered into operating leases, primarily related to future store locations, that have not yet commenced. As of January 30, 2021, the future minimum payments on these leases approximated $67.3 million.
The Company acts as sublessor on several operating leases. As of January 30, 2021, total future minimum rentals under non-cancellable subleases approximated $66.6 million.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Revolving Credit Facility

On March 27, 2020, the Company amended its existing $1.6 billion senior secured revolving credit facility, which matures on June 28, 2024, to increase aggregate commitments to $1.855 billion (the “Credit Facility”). The amended Credit Facility includes the ability to issue letters of credit up to $150.0 million in the aggregate to be issued in the form of letters of credit and allows the Company, upon the satisfaction of certain conditions, to request up to approximately $245.0 million in additional borrowing capacity, subject to existing or new lenders agreeing to provide such additional revolving commitments. The Credit Facility is secured by a first priority security interest in certain property and assets, including receivables, inventory, deposit accounts, securities accounts and other personal property of the Company and is guaranteed by the Company’s domestic subsidiaries. The unused portion of the Credit Facility is subject to a commitment fee of 0.20% per year.
The annual interest rates applicable to loans under the Credit Facility are, at the Company’s option, equal to a base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. The March 27, 2020 amendment increased the applicable margins to the highest level under the existing pricing grid, or from 0.125% to 0.375% for base rate loans and from 1.125% to 1.375% for adjusted LIBOR rate loans. These margin percentages will be in effect until the Company elects to lower the aggregate commitments under the Credit Facility so that they no longer exceed $1.6 billion. Other modifications included introducing a LIBOR “floor” of 0.75% for purposes of calculating the interest rate on LIBOR based loans and modifying the borrowing base definition so that certain junior liens do not automatically disqualify eligible receivables and inventory from inclusion in the borrowing base.
The Credit Facility contains a covenant that requires the Company to maintain a minimum adjusted availability of 7.5% of its borrowing base. The Credit Facility also contains certain covenants that could, within specific predefined circumstances, limit the Company’s ability to, among other things: incur or guarantee additional indebtedness; pay distributions on, redeem or repurchase capital stock; redeem or repurchase subordinated debt; make certain investments; sell assets; or consolidate, merge or transfer all or substantially all of the Company’s assets. Other than in certain limited conditions, the Company is permitted under the Credit Facility to continue to pay dividends and repurchase shares pursuant to its stock repurchase program. As of January 30, 2021, the Company was in compliance with the terms of the Credit Facility.
The table below presents selected Credit Facility information as of the end of the following fiscal years (in thousands):

	2020	2019
Outstanding borrowings under Credit Facility	$—	$224,100
Remaining borrowing capacity under Credit Facility	$1,396,436	$1,359,769
Outstanding letters of credit under Credit Facility	$16,128	$16,131

9. Convertible Senior Notes

Overview
In April 2020, the Company closed on an aggregate $575.0 million of 3.25% Convertible Senior Notes due 2025, including the exercise of the full $75.0 million over-allotment option, receiving proceeds of $557.6 million, net of $17.4 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020 and mature on April 15, 2025, unless earlier repurchased, redeemed or converted.
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

Conversion Terms
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
As of January 30, 2021, the conversion rate for the Convertible Senior Notes was 28.8028, which represents a conversion price of $34.72 per share. The difference between the initial conversion rate and the conversion rate as of January 30, 2021 is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the Convertible Senior Notes. Because the closing price of the Company’s common stock of $67.01 at the end of fiscal 2020 exceeded the conversion price of $34.72, the if-converted value exceeded the principal amount of the Convertible Senior Notes by approximately $534.8 million at January 30, 2021. As described below, the Company entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Senior Notes.
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
Financial Statement Impacts
The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 11.6%. During fiscal 2020, the Company recognized $36.4 million of total interest expense related to the Convertible Senior Notes, of which $21.6 million was attributed to non-cash amortization of the debt discount.
A summary of the composition of the net carrying values of the liability and equity components of the Convertible Senior Notes is as follows:

(in millions)	January 30, 2021
Principal	$575.0
Debt discount	$(156.5)
Carrying amount	$418.5
Equity component (*)	$160.7
(*) Included in additional paid-in capital on the Consolidated Balance Sheets.
Early Conversion
Prior to the close of business on the business day immediately preceding December 2, 2024, noteholders may convert their Convertible Senior Notes into shares of the Company’s common stock at their option only in the following circumstances:
•during any calendar quarter, if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, exceeds 130% of the conversion price then in effect on each applicable trading day;

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
At January 30, 2021, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, the Company has not received any conversion requests through the filing date of this Form 10-K.
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
Convertible Note Hedge and Warrant Transactions
In connection with the sale of the Convertible Senior Notes, the Company purchased a bond hedge designed to mitigate the potential dilution to shareholders from the conversion of the Convertible Senior Notes. Under the five-year term of the bond hedge, upon a conversion of the bonds the Company will receive shares of common stock equal to the shares issued under the conversion feature of the Convertible Senior Notes. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Senior Notes, and that the Company would receive under the bond hedge, is equal to the number of shares underlying the Convertible Senior Notes, or approximately 16.6 million shares.
The cost of the bond hedge was partially offset by the Company’s sale of warrants to acquire approximately 16.6 million shares of the Company’s common stock. The warrants were initially exercisable at a price of at least $52.42 per share and are subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. As of January 30, 2021, the warrants were exercisable at a price of at least $51.44 per share. The difference between the initial and current exercise price is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the warrants.
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

10. Fair Value Measurements

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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans, as discussed in Note 14–Retirement Savings Plans. As of January 30, 2021 and February 1, 2020, the fair value of the Company’s deferred compensation plans was $125.7 million and $99.7 million, respectively, as determined by quoted prices in active markets.
The Company bases the fair value of its Convertible Senior Notes on Level 2 inputs, specifically their quoted price in an inactive market on the last trading day in a reporting period. On January 30, 2021, the fair value of the Convertible Senior Notes was approximately $1.2 billion, compared to their carrying value of $418.5 million. The carrying value excluded amounts classified within additional paid-in capital and any unamortized discounts. See Note 9–Convertible Senior Notes for additional information.
Due to the short-term nature of these instruments, the fair value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Facility and certain other liabilities approximated their carrying values at both January 30, 2021 and February 1, 2020.
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
In connection with the planned removal of hunt category merchandise from the majority of DICK’S Sporting Goods stores, the Company incurred restructuring charges of $57.7 million in fiscal 2019, which included a $28.3 million non-cash impairment charge to reduce the carrying value of a trademark associated with its hunt business to its estimated fair value, a $7.4 million non-cash impairment of store assets, a $13.1 million write-down of hunt inventory and an $8.9 million charge related to its exit from eight Field & Stream stores, which were subleased to Sportsman’s Warehouse, Inc. With the exception of the write-down of hunt inventory, which was included within cost of goods sold, the restructuring charges were included within selling, general and administrative expenses on the Consolidated Statements of Income.

11. Stockholders' Equity
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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends per Common Share
The Company declared and paid aggregate cash dividends of $1.25, $1.10 and $0.90 per share of common stock and Class B common stock during fiscal 2020, 2019 and 2018, respectively.
Treasury Stock
The Company’s Board of Directors authorized a five-year $1.0 billion share repurchase program on March 16, 2016, under which it repurchased shares as follows for the fiscal years presented (in thousands):

	Fiscal Year
	2020	2019	2018
Shares of common stock repurchased	—	11,052	9,572
Cash paid for treasury stock	$—	$402,240	$323,352

As of January 30, 2021, the Company had $31.2 million remaining under the program authorized in 2016. On June 12, 2019, the Company’s Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of its common stock, under which the Company has yet to repurchase any shares through January 30, 2021.

12. Income Taxes

Provision for Income Taxes
The components of the provision for income taxes are as follows for the fiscal years presented (in thousands):

	2020	2019	2018
Current:
Federal	$185,197	$87,263	$94,729
State	42,537	24,139	22,585
Total current provision	227,734	111,402	117,314
Deferred:
Federal	(37,376)	(606)	(3,943)
State	(8,874)	(554)	(1,315)
Total deferred provision	(46,250)	(1,160)	(5,258)
Total provision	$181,484	$110,242	$112,056

The Company’s effective income tax rate differs from the federal statutory rate as follows for the fiscal years presented:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.8%	4.6%	3.8%
Other permanent items	0.7%	1.4%	1.1%
Effective income tax rate	25.5%	27.0%	25.9%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the end of the fiscal years presented (in thousands):

	2020	2019
Operating lease liabilities	$718,349	$756,660
Inventory	29,744	43,499
Employee benefits and withholdings	56,245	38,554
Stock-based compensation	18,123	19,494
Gift cards	16,474	14,044
Deferred revenue currently taxable	1,948	2,450
Other accrued expenses not currently deductible for tax purposes	12,304	6,343
Net operating loss carryforward	527	1,207
Non income-based tax reserves	4,107	3,675
Capital loss carryforward	920	922
Uncertain income tax positions	497	905
Insurance	2,486	2,175
Convertible senior notes	1,382	—
Other	832	1,043
Total deferred tax assets	863,938	890,971
Operating lease assets	(553,997)	(597,553)
Property and equipment	(217,204)	(232,832)
Inventory valuation	(26,298)	(40,049)
Intangibles	(7,880)	(7,518)
Prepaid expenses	(4,338)	(3,928)
Other	(2,746)	(3,866)
Total deferred tax liabilities	(812,463)	(885,746)
Net deferred tax asset	$51,475	$5,225

The deferred tax asset from net operating loss carryforwards of $0.5 million represents state net operating losses, which expire in 2034. In 2020, the $51.5 million net deferred tax asset is included within long-term assets on the Consolidated Balance Sheet. In 2019, of the $5.2 million net deferred tax asset, approximately $14.4 million was included within other long-term assets and approximately $9.2 million was included within long-term liabilities.
Under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), a one-time transition tax resulted in the elimination of the excess of the amount of financial reporting basis over the tax basis in the foreign subsidiaries and subjected $66.6 million of undistributed foreign earnings to tax. The tax owed on the Company’s deemed repatriation of $4.2 million is payable in uneven annual installments through 2025. No additional income taxes have been provided for any remaining undistributed foreign earnings or foreign withholdings and US state taxes not subject to the one-time transition tax, as the Company intends to permanently reinvest the earnings from foreign subsidiaries outside the United States.
Unrecognized Tax Benefits
The following table provides a reconciliation of the Company’s total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2020	2019	2018
Beginning of fiscal year	$2,786	$4,318	$8,047
Increases as a result of tax positions taken in a prior period	35	422	456
Decreases as a result of tax positions taken in a prior period	—	(1,532)	(411)
Decreases as a result of settlements during the current period	(1,380)	(422)	(2,977)
Reductions as a result of a lapse of statute of limitations during the current period	(383)	—	(797)
End of fiscal year	$1,058	$2,786	$4,318

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance at January 30, 2021 includes $0.8 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.
As of January 30, 2021, the Company’s total liability for uncertain tax positions, including $1.3 million for interest and penalties, was approximately $2.4 million. During fiscal 2020, 2019 and 2018, the Company recorded $0.1 million, $0.3 million and $0.3 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2021.
Audits
The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2018 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2015.

13. Stock-Based Compensation

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the 2012 Plan. As of January 30, 2021, there were 848,800 shares of common stock available for the future issuance of awards pursuant to the 2012 Plan. The following table provides total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2020	2019	2018
Stock option expense	$6,186	$6,286	$7,147
Restricted stock expense	43,991	37,207	34,794
Total stock-based compensation expense	$50,177	$43,493	$41,941
Total related tax benefit	$10,443	$9,620	$9,104

Stock Options
Stock options are generally granted on an annual basis, vest 25% per year over four years and have a seven-year contractual life. When options are exercised, the Company issues new shares of common stock.
The fair value of stock options is estimated on their grant date using the Black-Scholes option valuation model. The assumptions used to calculate their fair value are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Stock options are expensed on a straight-line basis over the vesting period, which is considered to be the requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.
The following assumptions were used in the Black-Scholes option valuation model for awards granted in the fiscal years presented:

	Employee Stock Option Plans
Black-Scholes Valuation Assumptions	2020	2019	2018
Expected term (years) (1)	5.56	5.39	5.20
Expected volatility (2)	38.16% - 47.90%	35.15% - 38.40%	33.15% - 37.41%
Weighted average volatility	41.31%	35.75%	34.61%
Risk-free interest rate (3)	0.21% - 1.32%	1.39% - 2.43%	2.55% - 3.04%
Expected dividend yield	2.08% - 6.58%	2.31% - 3.25%	2.40% - 2.82%
Weighted average grant date fair value	$3.70	$10.59	$9.02

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock option activity for the last three fiscal years is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, February 3, 2018	3,129,949	$48.97	4.08	$389
Granted	881,334	34.18
Forfeited / Expired	(880,856)	45.96
Outstanding, February 2, 2019	3,130,427	$45.65	4.07	$1,783
Granted	605,574	38.58
Exercised	(144,275)	38.59
Forfeited / Expired	(528,352)	43.97
Outstanding, February 1, 2020	3,063,374	$44.87	3.88	$10,254
Granted	2,462,854	17.80
Exercised	(781,386)	48.15
Forfeited / Expired	(391,946)	41.40
Outstanding, January 30, 2021	4,352,896	$29.28	4.96	$164,231
Exercisable, January 30, 2021	1,151,449	$47.13	2.70	$22,888
Vested and expected to vest, January 30, 2021	3,991,508	$29.92	4.87	$148,047

The aggregate intrinsic value reported in the table above is based on the closing prices of the Company’s common shares as of the last business day of the period indicated. The intrinsic value for stock options exercised during fiscal 2020 and fiscal 2019 totaled $8.3 million and $1.0 million, respectively. No stock options were exercised in fiscal 2018.
Nonvested stock option activity for the year ended January 30, 2021 is presented in the following table:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, February 1, 2020	1,432,571	$10.66
Granted	2,462,854	3.70
Vested	(546,873)	11.16
Forfeited	(147,105)	7.43
Nonvested, January 30, 2021	3,201,447	$5.37

The fair value of options that vested during 2020, 2019 and 2018 totaled $6.1 million, $7.0 million and $8.1 million, respectively.
As of January 30, 2021, unrecognized stock-based compensation expense from nonvested stock options was approximately $10.4 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.8 years.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding stock options outstanding as of January 30, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.81 - $24.48	2,297,002	6.14	$16.84	—	$—
$27.21 - $35.60	557,921	4.41	33.14	197,168	33.38
$36.47 - $43.91	502,038	5.25	38.63	100,628	38.78
$44.37 - $51.72	689,166	2.74	47.98	570,732	47.91
$52.01 - $60.17	306,769	1.62	58.09	282,921	58.11
$16.81 - $60.17	4,352,896	4.96	$29.28	1,151,449	$47.13

Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of an applicable vesting period. The awards generally vest on the third anniversary of the date of grant, subject to the employee’s continuing employment as of that date.
Restricted stock activity for the last three fiscal years is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, February 3, 2018	3,604,237	$44.84
Granted	1,616,600	33.96
Vested	(549,293)	49.88
Forfeited	(1,213,927)	45.05
Nonvested, February 2, 2019	3,457,617	$38.88
Granted	1,578,677	37.37
Vested	(852,549)	38.96
Forfeited	(796,795)	39.84
Nonvested, February 1, 2020	3,386,950	$37.94
Granted	2,744,671	18.29
Vested	(803,743)	46.17
Forfeited	(434,146)	26.96
Nonvested, January 30, 2021	4,893,732	$26.54

From time-to-time, the Company may issue a special grant of performance-based restricted stock in support of strategic initiatives. The Company issued such special grants totaling 782,931 shares of restricted stock throughout fiscal 2019 and fiscal 2020 under the 2019 Long-Term Incentive Plan. As of January 30, 2021, nonvested restricted stock included 656,526 shares outstanding under the 2019 Long-Term Incentive Plan, which are scheduled to vest in April 2022, subject to the employees’ continued employment through that date.
As of January 30, 2021, total unrecognized stock-based compensation expense, net of estimated forfeitures, from nonvested shares of restricted stock was approximately $47.9 million, which the Company expects to recognize over a weighted average period of approximately 1.5 years.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Retirement Savings Plans
The Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers regular status full-time hourly and salaried employees and part-time employees after one month of employment with the Company. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company may make a discretionary matching contribution equal to a percentage of each participant’s contribution, up to 10% of the participant’s compensation. The Company’s discretionary matching contribution percentage is typically 50%; however, for the year ended January 30, 2021 the discretionary matching contribution was 75%. Total employer contributions recorded under the plan, net of forfeitures, was $17.1 million, $10.0 million and $9.8 million in fiscal 2020, 2019 and 2018, respectively.
The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $125.7 million and $99.7 million as of January 30, 2021 and February 1, 2020, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $5.8 million, $3.2 million and $2.1 million in fiscal 2020, 2019 and 2018, respectively.

15. Commitments and Contingencies

Marketing and Naming Rights Commitments
Within the ordinary course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products, including media and naming rights extending through 2026. The aggregate payments under these commitments were $13.5 million, $15.5 million and $18.0 million during fiscal 2020, 2019 and 2018, respectively.
As of January 30, 2021, the aggregate amount of future minimum payments related to these commitments is as follows (in thousands):

Fiscal Year
2021	$14,018
2022	4,054
2023	2,888
2024	2,975
2025	3,064
Thereafter	3,156
Total	$30,155

Licenses for Trademarks
Within the ordinary course of business, the Company enters into licensing agreements for the exclusive or preferential rights to use certain trademarks extending through 2022. Under specific agreements, the Company is obligated to pay annual guaranteed minimum royalties. Also, the Company is required to pay additional royalties when the royalties that are based on qualified purchases or retail sales (dependent upon the agreement) exceed the guaranteed minimum. The aggregate payments under these commitments were $6.0 million, $11.1 million and $12.1 million during fiscal 2020, 2019 and 2018, respectively.
As of January 30, 2021, the aggregate amount of future minimum payments under these commitments is as follows (in thousands):

Fiscal Year
2021	$2,208
2022	1,250
Total	$3,458

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
The Company has other non-cancellable contractual commitments, including minimum requirements with its third-party eCommerce fulfillment provider, and technology-related commitments extending through 2025. The aggregate payments under these commitments were $49.0 million, $46.9 million and $48.5 million during fiscal 2020, 2019 and 2018, respectively.
As of January 30, 2021, the aggregate amount of future minimum payments under these commitments is as follows (in thousands):

Fiscal Year
2021	$44,418
2022	36,035
2023	4,014
2024	1,368
2025	1,368
Total	$87,203

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

16. Subsequent Event

On March 5, 2021, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.3625 per share on the Company’s common stock and Class B common stock payable on March 26, 2021 to stockholders of record as of the close of business on March 19, 2021.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.3	Indenture, dated as of April 17, 2020, between DICK'S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.4	Form of Certificate representing the 3.25% Convertible Senior Notes due 2025 (included as Exhibit A to Indenture in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
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
Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
10.4*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5a*	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5b*	Second Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.5c*	Third Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.6*	Registrant’s 2012 Stock and Incentive Plan (as Amended and Restated)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 8, 2017
10.6a*	Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6b*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6c*	Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6d*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6e*	Form of 2019 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2019
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
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 3, 2019
10.7f
Fifth Amendment to the Amended and Restated Credit Agreement, dated as of March 27, 2020, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 31, 2020
10.7g
Sixth Amendment to the Amended and Restated Credit Agreement, dated as of April 14, 2020, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 14, 2020
10.8	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
10.9	Form of Convertible Note Hedge Transactions Confirmation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 22, 2020
10.10	Form of Warrant Transactions Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 22, 2020
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 24, 2021 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 24, 2021 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
32.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 24, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith
32.2
Certification of Lee J. Belitsky, Executive Vice President – Chief Financial Officer, dated as of March 24, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC. (Registrant)

By: /s/ LEE J. BELITSKY
Lee J. Belitsky Executive Vice President – Chief Financial Officer
Date: March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ LAUREN R. HOBART Lauren R. Hobart	President, Chief Executive Officer and Director	March 24, 2021

/s/ LEE J. BELITSKY Lee J. Belitsky	Executive Vice President – Chief Financial Officer (principal financial officer)	March 24, 2021

/s/ NAVDEEP GUPTA Navdeep Gupta	Senior Vice President - Finance and Chief Accounting Officer (principal accounting officer)	March 24, 2021

/s/ EDWARD W. STACK Edward W. Stack	Executive Chairman, Chief Merchandising Officer and Director	March 24, 2021

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 24, 2021

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 24, 2021

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 24, 2021

/s/ ANNE FINK Anne Fink	Director	March 24, 2021

/s/ LARRY FITZGERALD, JR. Larry Fitzgerald, Jr.	Director	March 24, 2021
/s/ SANDEEP MATHRANI Sandeep Mathrani	Director	March 24, 2021
/s/ DESIREE RALLS-MORRISON Desiree Ralls-Morrison	Director	March 24, 2021

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 24, 2021

/s/ LARRY D. STONE Larry D. Stone	Director	March 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and for each of the three years in the period ended January 30, 2021, and the Company’s internal control over financial reporting as of January 30, 2021, and have issued our reports thereon dated March 24, 2021; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 24, 2021

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2018
Inventory reserve	$49,801	$8,281	$(14,042)	$44,040
Allowance for credit losses	3,488	4,721	(5,246)	2,963
Reserve for sales returns	10,411	476,692	(476,528)	10,575
Fiscal 2019
Inventory reserve	$44,040	$27,152	$(13,367)	$57,825
Allowance for credit losses	2,963	4,413	(4,416)	2,960
Reserve for sales returns	10,575	499,597	(497,050)	13,122
Fiscal 2020
Inventory reserve	$57,825	$32,047	$(54,317)	$35,555
Allowance for credit losses	2,960	4,313	(4,612)	2,661
Reserve for sales returns	13,122	508,622	(507,276)	14,468