Form 10-Q
period 2021-05-01
DICK'S SPORTING GOODS, INC.
filed 2021-05-26
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2021
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
Yes ☐ No ☑

As of May 21, 2021, DICK’S Sporting Goods, Inc. had 65,533,744 shares of common stock, par value $0.01 per share, and 23,735,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$2,918,719	$1,333,228
Cost of goods sold, including occupancy and distribution costs	1,830,092	1,113,900
GROSS PROFIT	1,088,627	219,328
Selling, general and administrative expenses	608,294	403,221
Pre-opening expenses	4,524	2,280
INCOME (LOSS) FROM OPERATIONS	475,809	(186,173)
Interest expense	13,381	8,045
Other (income) expense	(7,350)	13,522
INCOME (LOSS) BEFORE INCOME TAXES	469,778	(207,740)
Provision for (benefit from) income taxes	108,022	(64,318)
NET INCOME (LOSS)	$361,756	$(143,422)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$4.27	$(1.71)
Diluted	$3.41	$(1.71)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	84,750	83,734
Diluted	106,010	83,734

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
NET INCOME (LOSS)	$361,756	$(143,422)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	64	(63)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	64	(63)
COMPREHENSIVE INCOME (LOSS)	$361,820	$(143,485)

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,858,737	$1,658,067	$1,484,004
Accounts receivable, net	67,145	53,149	100,895
Income taxes receivable	2,803	6,396	56,291
Inventories, net	2,012,054	1,953,568	2,096,964
Prepaid expenses and other current assets	100,586	88,470	102,249
Total current assets	4,041,325	3,759,650	3,840,403

Property and equipment, net	1,319,774	1,300,265	1,369,873
Operating lease assets	2,150,664	2,149,913	2,260,189
Intangible assets, net	89,119	90,051	93,676
Goodwill	245,857	245,857	245,857
Deferred income taxes	47,491	51,475	14,263
Other assets	172,350	155,648	128,289
TOTAL ASSETS	$8,066,580	$7,752,859	$7,952,550

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,239,503	$1,258,093	$844,991
Accrued expenses	499,071	518,134	317,026
Operating lease liabilities	468,318	472,670	505,678
Income taxes payable	141,868	40,997	2,062
Deferred revenue and other liabilities	238,751	260,304	217,223
Total current liabilities	2,587,511	2,550,198	1,886,980
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	1,429,000
Convertible senior notes due 2025	425,799	418,493	398,121
Long-term operating lease liabilities	2,253,883	2,259,308	2,428,133
Deferred income taxes	—	—	4,362
Other long-term liabilities	200,663	185,326	133,929
Total long-term liabilities	2,880,345	2,863,127	4,393,545
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	610	612	598
Class B common stock	237	237	243
Additional paid-in capital	1,448,892	1,442,298	1,364,568
Retained earnings	3,394,067	3,064,702	2,475,065
Accumulated other comprehensive income (loss)	15	(49)	(183)
Treasury stock, at cost	(2,245,097)	(2,168,266)	(2,168,266)
Total stockholders' equity	2,598,724	2,339,534	1,672,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,066,580	$7,752,859	$7,952,550

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	(Loss) Income	Stock	Total
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exercise of stock options	297	3	—	—	12,330	—	—	—	12,333
Restricted stock vested	791	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(237)	(3)	—	—	(18,598)	—	—	—	(18,601)
Net income	—	—	—	—	—	361,756	—	—	361,756
Stock-based compensation	—	—	—	—	12,870	—	—	—	12,870
Foreign currency translation adjustment, net of taxes of $(20)	—	—	—	—	—	—	64	—	64
Purchase of shares for treasury	(1,030)	(10)	—	—	—	—	—	(76,831)	(76,841)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,391)	—	—	(32,391)
BALANCE, May 1, 2021	61,016	$610	23,736	$237	$1,448,892	$3,394,067	$15	$(2,245,097)	$2,598,724

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598
Equity component value of convertible note issuance	—	—	—	—	160,693	—	—	—	160,693
Purchase of convertible note hedge	—	—	—	—	(161,057)	—	—	—	(161,057)
Sale of common stock warrants	—	—	—	—	105,225	—	—	—	105,225
Restricted stock vested	745	7	—	—	(7)	—	—	—	—
Minimum tax withholding requirements	(185)	(2)	—	—	(3,388)	—	—	—	(3,390)
Net loss	—	—	—	—	—	(143,422)	—	—	(143,422)
Stock-based compensation	—	—	—	—	9,235	—	—	—	9,235
Foreign currency translation adjustment, net of taxes of $20	—	—	—	—	—	—	(63)	—	(63)
Cash dividend declared, $0.3125 per common share	—	—	—	—	—	(26,794)	—	—	(26,794)
BALANCE, May 2, 2020	59,816	$598	24,291	$243	$1,364,568	$2,475,065	$(183)	$(2,168,266)	$1,672,025

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$361,756	$(143,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and other	78,366	86,081
Amortization of convertible notes discount and issuance costs	7,306	1,094
Non-cash lease costs	(27,276)	69,560
Deferred income taxes	3,984	(4,676)
Stock-based compensation	12,870	9,235
Changes in assets and liabilities:
Accounts receivable	(12,439)	(14,745)
Inventories	(58,486)	105,311
Prepaid expenses and other assets	(9,603)	(13,190)
Accounts payable	38,057	(167,707)
Accrued expenses	(44,310)	(90,047)
Income taxes payable / receivable	104,464	(58,922)
Construction allowances provided by landlords	13,902	8,638
Deferred revenue and other liabilities	(21,240)	(2,063)
Net cash provided by (used in) operating activities	447,351	(214,853)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,097)	(59,591)
Deposits and purchases of other assets	(2,338)	—
Net cash used in investing activities	(73,435)	(59,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	—	1,291,700
Revolving credit repayments	—	(86,800)
Proceeds from issuance of convertible notes	—	575,000
Payments for purchase of bond hedges	—	(161,057)
Proceeds from issuance of warrants	—	105,225
Transaction costs paid in connection with convertible notes issuance	—	(14,341)
Payments on other long-term debt and finance lease obligations	(220)	(199)
Proceeds from exercise of stock options	12,333	—
Minimum tax withholding requirements	(18,601)	(3,390)
Cash paid for treasury stock	(76,841)	—
Cash dividend paid to stockholders	(33,334)	(28,070)
(Decrease) increase in bank overdraft	(56,647)	11,109
Net cash (used in) provided by financing activities	(173,310)	1,689,177
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	64	(63)
NET INCREASE IN CASH AND CASH EQUIVALENTS	200,670	1,414,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,658,067	69,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,858,737	$1,484,004
Supplemental disclosure of cash flow information:
Accrued property and equipment	$52,228	$21,033
Accrued transaction costs	$—	$2,939
Cash paid for interest	$10,375	$5,138
Cash paid for income taxes	$3,249	$182

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. In addition, the Company offers its products through an eCommerce platform that is integrated with its store network, providing athletes with expertise as well as the convenience of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to a “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the Securities and Exchange Commission on March 24, 2021. Operating results for the 13 weeks ended May 1, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022 or any other period.
COVID-19
The impact of the coronavirus (“COVID-19”) pandemic on the Company’s business remains uncertain, including the longer-term economic recovery and what consumer discretionary spending behavior patterns may emerge when the pandemic subsides. Therefore, the Company currently cannot estimate the full impact that the COVID-19 pandemic may have on its financial condition and future results of operations, and it will continue to actively monitor its impact to the business. Accordingly, the Company continues to consider and assess the potential impact that the COVID-19 pandemic could have on its operations, as well as the assumptions and estimates used to prepare its financial statements such as inventory valuations, fair value measurements and potential asset impairment charges.
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This update simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standard Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 during the first quarter of 2021. The adoption did not have a significant impact on the Company’s financial condition, results of operations, cash flows or disclosures.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued Accounting Pronouncements
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

2.  Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants, and stock-based awards, such as stock options and restricted stock.
The computations for basic and diluted earnings (loss) per common share were as follows for the periods presented (in thousands, except per share data)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$361,756	$(143,422)
Weighted average common shares outstanding - basic	84,750	83,734
Dilutive effect of stock-based awards	6,407	—
Dilutive effect of Convertible Senior Notes and warrants	14,853	—
Weighted average common shares outstanding - diluted	106,010	83,734
Earnings (loss) per common share - basic	$4.27	$(1.71)
Earnings (loss) per common share - diluted	$3.41	$(1.71)
Potentially dilutive shares are excluded from the computation of earnings (loss) per share if their effect is anti-dilutive. Anti-dilutive options and restricted stock awards excluded from the calculation of earnings (loss) per share for the 13 weeks ended May 1, 2021 and May 2, 2020 were 0.2 million and 7.8 million, respectively. Approximately 9.2 million shares included in weighted average common shares outstanding for the 13 weeks ended May 1, 2021 from the Convertible Senior Notes will be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding during the quarter ended May 1, 2021.

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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of May 1, 2021 and January 30, 2021, the fair value of the Company’s deferred compensation plans was $142.1 million and $125.7 million, respectively, as determined by quoted prices in active markets.
The Company bases the fair value of its Convertible Senior Notes on Level 2 inputs, specifically their quoted price in an inactive market on the last trading day in a reporting period. On May 1, 2021, the fair value of the Convertible Senior Notes was approximately $1.4 billion, compared to their carrying value of $425.8 million. Because the closing price of the Company’s common stock of $82.58 at the 13 weeks ended May 1, 2021 exceeded the conversion price of $34.56, the if-converted value exceeded the principal amount of the Convertible Senior Notes by approximately $799.0 million at May 1, 2021. The carrying value excluded amounts classified within additional paid-in capital and any unamortized discounts.
Due to the short-term nature of these instruments, the fair value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Facility and certain other liabilities approximated their carrying values at both May 1, 2021 and January 30, 2021.
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

4. Leases
The Company leases all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2033. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The lease agreements are primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
In response to the COVID-19 pandemic, the Company negotiated rent deferrals with its landlords, affecting its payments for the 13 weeks ended May 2, 2020. Supplemental cash flow information related to operating leases for the 13 weeks ended May 1, 2021 and May 2, 2020 were as follows (in millions):

	13 weeks ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$171.6	$78.5
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$118.1	$91.9

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Income Taxes
The Company’s effective tax rate was 23.0% for the quarter ended May 1, 2021, and 31.0% for the quarter ended May 2, 2020. The effective tax rate for the current quarter included the favorable tax impact from the vesting of certain share-based payments during the period due to increases in the Company’s share price.
Due to the anticipated net operating loss for fiscal 2020, the Company’s effective tax rate for the quarter ended May 2, 2020 included an estimated benefit resulting from the CARES Act, which allows for the carry-back of net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. The Company subsequently adjusted its effective tax rate in the second fiscal quarter of 2020 as it no longer anticipated a net operating loss following the reopening of its stores. The benefit from the CARES Act was partially offset by the unfavorable tax impact of certain share-based payments that vested during the first quarter of 2020.

6.  Subsequent Event
On May 21, 2021, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.3625 per share on the Company's common stock and Class B common stock payable on June 25, 2021 to stockholders of record as of the close of business on June 11, 2021.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the impact to consumer demand and our supply chain due to the coronavirus (“COVID-19”) pandemic, including store closures, changes to consumer demand and store traffic, and supply chain disruptions; investments to enhance the athlete experience, to improve our eCommerce fulfillment capabilities, and to implement technology solutions that improve the athlete experience and our teammates’ productivity; the continued improvements to the functionality and performance of our own eCommerce platform; plans to invest in our vertical brands with improved space in-store, increased marketing, and expansion into additional product categories; anticipated COVID-19 safety costs for the year; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; the impact of the issuance of the Convertible Senior Notes, entering into the bond hedge and warrant transactions, and our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow and borrowings on our Credit Facility; projections of our future profitability; projected capital expenditures; anticipated store openings and relocations; plans to return capital to stockholders through dividends and a minimum of $200 million in share repurchases in fiscal 2021; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2021 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪The impact of the duration and scope of the COVID-19 pandemic on our business, operations and financial results, including additional waves of infections or periods of increases in the number of COVID-19 cases in areas in which we operate, and the measures that might be imposed by federal, state, or local governments in response to the pandemic, including restrictions impacting school closures and remote learning requirements, sporting events and local sports leagues and programs;
▪The impact an economic downturn resulting from the COVID-19 pandemic might have on our business and consumer demand for our products and the effectiveness of stimulus payments and other measures to mitigate the impact of the COVID-19 pandemic;
▪The dependence of our business on consumer discretionary spending and our ability to predict or effectively react to changes in consumer demand or shopping patterns, including the short-term and long-term impact due to the COVID-19 pandemic and related mitigation measures such as stimulus payments;
▪Store closures due to the COVID-19 pandemic or civil disturbances;
▪Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;
▪Our vendor relationships, disruptions in our or our vendors’ supply chains (including those resulting from the COVID-19 pandemic), increasing direct competition from vendors, and increasing product costs, which could be caused by numerous reasons including foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials due to inflation or other reasons, or foreign political instability;
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
▪Negative reactions from our customers or vendors regarding changes to our policies or advocacy efforts related to the sale of firearms and accessories;

▪The impact of our hunt restructuring strategy, including Field & Stream;
▪That our strategic plans and initiatives may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;
•The potential impact of an increase to corporate tax rates, such as those set forth in the proposed American Jobs Plan, or alternative legislation that increases income taxes on corporate profits;
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
▪Disruption or cancellation of organized youth and adult sports programs as a result of the COVID-19 pandemic;
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
▪We are controlled by our Executive Chairman and Chief Merchandising Officer and his relatives, whose interests may differ from those of our other stockholders;
▪Risks related to our indebtedness, including the Convertible Senior Notes and the related bond hedge and warrant transactions;
▪Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪The issuance of quarterly cash dividends and our repurchase activity, if any, pursuant to our share repurchase program.
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 30, 2021, filed on March 24, 2021 (our “2020 Annual Report”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. We also offer our products through an eCommerce platform that is integrated with our store network, providing our customers, referred to as our athletes, with expertise as well as the convenience of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Our profitability is primarily influenced by the growth in consolidated same store sales, our number of store locations and selling square footage, the continued integration of eCommerce with brick and mortar stores, the strength of our gross profit margins and our ability to manage expenses. We have grown from 647 DICK’S Sporting Goods stores as of April 30, 2016 to 730 DICK’S Sporting Goods stores as of May 1, 2021. Our current real estate strategy has resulted in a reduction in the rate at which we open new stores in recent years. We intend to continue this strategy over the next few years, which will allow us to continue to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities as leases come up for renewal. We deploy an in-house eCommerce platform, which allows for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in store and multi-channel marketing campaigns. We also implemented curbside pickup and returns as additional alternatives for our athletes in response to the COVID-19 pandemic in fiscal 2020, which continue today.
Our eCommerce sales penetration to total net sales increased from approximately 10% in fiscal 2015 to approximately 16% in fiscal 2019. Our eCommerce sales growth further accelerated since the COVID-19 pandemic began in March 2020, resulting in a 100% increase compared to fiscal 2019 and accounting for approximately 30% of total net sales in fiscal 2020. During the first quarter of 2021, eCommerce sales increased 14%, while sales penetration decreased to approximately 20%, as brick and mortar store sales and traffic normalized. Approximately 70% of online sales during the first quarter of 2021 were fulfilled directly by our stores, which serve as localized points of distribution, and our stores enabled 90% of our current quarter sales through online fulfillment and in-person sales.
Industry Challenges
The retail industry as a whole is dynamic, and sporting goods retail in particular has faced significant disruption in recent years, as several sporting goods retailers have gone out of business. Recently, we have reallocated floor space to growing categories while focusing on driving profitable sales, emphasizing a refined merchandise assortment that delivers newness, innovation and exclusivity. We have also made strategic investments in our supply chain, digital capabilities, athlete experience, vertical brands and employees, referred to as teammates, to support these efforts and have focused on increasing productivity, while eliminating non-essential expenses.
COVID-19 Update
Following temporary store closures in March, April and May of 2020 due to the COVID-19 pandemic, our diverse category portfolio, supply chain, technological capabilities and omni-channel platform have enabled us to capitalize on strong consumer demand across golf, outdoor activities, home fitness and active lifestyle categories, which resulted in a consolidated same store sales increase of 9.9% in fiscal 2020. These positive trends continued into fiscal 2021, which, coupled with a resurgence in our team sports business due to the return of many youth sports leagues across the country and recent government stimulus payments, resulted in a 52% increase in net sales compared to the first quarter of 2019, or a consolidated same store sales increase of 115% compared to the first quarter of fiscal 2020, which included the impact of last year’s temporary store closures.
In response to the COVID-19 pandemic, we closed our customer support center, using our business continuity plans to operate our corporate support functions under remote work arrangements. We also implemented additional safety and cleaning protocols at our stores, distribution centers and corporate offices, and provided a 15% pay premium to our store and distribution center teammates through the end of fiscal 2020. We incurred pre-tax COVID-related costs of approximately $13 million in the first quarter of fiscal 2021, and in consideration of the latest guidance from the Centers for Disease Control and Prevention, we expect such costs to decline significantly in the second quarter. We incurred approximately $62 million of COVID-related costs in the first quarter of fiscal 2020, which included $28 million of inventory write-downs that were subsequently recovered in the second quarter of fiscal 2020 due to better than anticipated sales. Following the conclusion of our temporary 15% pay premium program, we transitioned store and distribution center teammates to compensation programs with a longer-term focus in fiscal 2021, including an accelerated annual merit increase and higher wage minimums.

The future impact of the COVID-19 pandemic on our business remains uncertain, including the longer-term economic recovery and what consumer discretionary spending behavior patterns may emerge when the pandemic subsides. Our current year outlook contemplates this uncertainty and we will continue to actively manage any impact to our business.
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
▪Quality of merchandise offerings – To measure acceptance of our merchandise offerings, we monitor sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps us manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow, ensuring our in-stock positions are strong for key high demand items, and establishing appropriate price points to minimize markdowns.
▪Store productivity – To assess store-level performance, we monitor various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2020 Annual Report, we consider our policies on inventory valuation, business development allowances, goodwill and intangible assets, impairment of long-lived assets, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Due to temporary store closures and other unusual actions taken in fiscal 2020 in response to the COVID-19 pandemic, our operating plan for fiscal 2021 is based on results from fiscal 2019. Accordingly, we have incorporated results from the first quarter of fiscal 2019 throughout our discussion of results of operations.
Executive Summary
▪In the current quarter, we reported net income of $361.8 million, or $3.41 per diluted share, compared to a net loss of $143.4 million, or $1.71 per diluted share, during the first quarter of 2020. First quarter 2019 net income was $57.5 million, or $0.61 per diluted share.
•Current quarter net income included approximately $13 million of pre-tax COVID-related safety costs, or $0.09 per diluted share, net of tax, compared to $62 million of pre-tax COVID-related expenses and inventory write-downs, or $0.50 per diluted share, net of tax, in the first quarter of fiscal 2020.
•Net income in the current quarter also included $5.4 million of non-cash interest expense, net of tax, and earnings per diluted share included 9.2 million shares related to our Convertible Senior Notes that will be offset at conversion by our bond hedge. Together, these decreased current quarter earnings per diluted share by $0.38.
•Net income in the first quarter of 2019 included $5.6 million, net of tax, or $0.06 per diluted share, of a non-cash asset impairment charge and an increase to net income of $4.7 million, net of tax, or $0.05 per diluted share, resulting from the settlement of a litigation contingency previously accrued during fiscal 2017.
•Net sales increased 119% to $2,918.7 million in the current quarter from $1,333.2 million during the first quarter of 2020, and increased 52% from $1,920.7 million during the first quarter of 2019.
▪Consolidated same store sales increased 115% from the first quarter of 2020. First quarter 2020 consolidated same store sales decreased 29.5% from the 2019 quarter, driven by temporary store closures that started on March 18, 2020 to help prevent the spread of COVID-19. First quarter 2019 consolidated same store sales were flat compared to the 2018 quarter.
▪Since the COVID-19 pandemic began, eCommerce sales growth has accelerated, increasing approximately 14% in the current quarter compared to the first quarter of 2020. eCommerce penetration has grown from 13% of total net sales in the first quarter of 2019 to 20% for the first quarter of 2021.
•In the first quarter of 2021, we:
◦Declared and paid a quarterly cash dividend in the amount of $0.3625 per share on our common stock and Class B common stock.
◦Repurchased 1.03 million shares of common stock for a total of $76.8 million.
•The following table summarizes store openings and permanent store closures for the periods indicated:

	13 Weeks Ended May 1, 2021			13 Weeks Ended May 2, 2020
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total	DICK’S Sporting Goods	Specialty Concept Stores (2)	Total
Beginning stores	728	126	854	726	124	850
Q1 New stores	2	—	2	1	2	3
Closed stores	—	1	1	1	1	2
Ending stores	730	125	855	726	125	851

Relocated stores	3	—	3	3	1	4
(1)Includes one new DICK'S House of Sport store which was a relocation of a former DICK'S Sporting Goods store.
(2)Includes our Golf Galaxy and Field & Stream stores, as well as our outlet stores, excluding temporary locations. In some markets we operate DICK'S Sporting Goods stores adjacent to specialty concept stores on the same property with a pass-through for athletes. The Company refers to this format as a "combo store" and includes combo store openings within both the DICK'S Sporting Goods and specialty concept store reconciliations, as applicable.

The following table presents selected information from the unaudited consolidated statements of operations as a percentage of net sales and the changes in the percentage of net sales from the comparable 2020 and 2019 periods, and other data, and is provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

				Basis Point Change in Percentage of Net Sales from Prior Year 2020-2021 (A)	Basis Point Change in Percentage of Net Sales from Two Years Ago 2019-2021 (A)
	13 Weeks Ended
	May 1, 2021 (A)	May 2, 2020 (A)	May 4, 2019 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	62.70	83.55	70.65	(2,085)	(795)
Gross profit	37.30	16.45	29.35	2,085	795
Selling, general and administrative expenses (3)	20.84	30.24	25.36	(940)	(452)
Pre-opening expenses (4)	0.15	0.17	0.03	(2)	12
Income (loss) from operations	16.30	(13.96)	3.96	3,026	1,234
Interest expense	0.46	0.60	0.16	(14)	30
Other (income) expense	(0.25)	1.01	(0.35)	(126)	10
Income (loss) before income taxes	16.10	(15.58)	4.15	3,168	1,195
Provision for (benefit from) income taxes	3.70	(4.82)	1.16	852	254
Net income (loss)	12.39%	(10.76%)	3.00%	2,315	939
Other Data:
Consolidated same store sales change (5)	115.2%	(29.5%)	—%
Number of stores at end of period (6)	855	851	858
Total square feet at end of period (6)	42,096,539	41,809,138	42,236,261

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
(4)Pre-opening expenses, which consist primarily of rent, marketing, payroll and recruiting costs, are expensed as incurred. Rent is recognized within pre-opening expense from the date we take possession of a site through the date the store opens.
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
(6)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream and outlet stores. Excludes temporary locations.

13 Weeks Ended May 1, 2021 Compared to the 13 Weeks Ended May 2, 2020
Net Sales
Net sales increased approximately 119% to $2,918.7 million in the current quarter from $1,333.2 million in the quarter ended May 2, 2020. Consolidated same store sales increased by $1,484.0 million, or 115% after giving effect to last year’s temporary store closures and reduced customer traffic resulting from the COVID-19 pandemic. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, and included a 90% increase in transactions and a 25% increase in sales per transaction. Additionally, our consolidated same store sales increase included an increase in brick and mortar sales of nearly 190%, while eCommerce sales increased approximately 14%.
Compared to the quarter ended May 4, 2019, net sales in the current quarter increased approximately 52%. This included a 40% increase in brick and mortar sales and a 139% increase in eCommerce sales. eCommerce sales penetration as a percentage of net sales increased to approximately 20% during the current quarter compared to approximately 13% during the first quarter of 2019. As expected, eCommerce sales penetration decreased from 39% of net sales in last year’s quarter due to last year’s temporary store closures.
Income (Loss) from Operations
Income from operations increased to $475.8 million in the current quarter compared to a loss of $186.2 million for the quarter ended May 2, 2020 and $76.1 million of income for the quarter ended May 4, 2019.
Gross profit increased to $1,088.6 million in the current quarter from $219.3 million for the quarter ended May 2, 2020 and increased as a percentage of net sales by approximately 2,100 basis points due primarily to occupancy leverage and higher merchandise margin. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Due to the increase in sales our occupancy costs leveraged by approximately 1,000 basis points while increasing $3.9 million compared to the quarter ended May 2, 2020. Merchandise margin increased 787 basis points, primarily driven by fewer promotions and a favorable sales mix. Additionally, last year’s quarter included $28 million of inventory write-downs resulting from our temporary store closures, which were subsequently recovered in the second quarter of 2020 due to better than anticipated sales and margin on merchandise nearing end of life. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping expense due primarily to a lower penetration of eCommerce sales.
Compared to the quarter ended May 4, 2019, gross profit increased approximately 795 basis points as a percentage of net sales, driven by occupancy leverage of 475 basis points and merchandise margin expansion of 312 basis points due to fewer promotions.
Selling, general and administrative expenses increased 51% to $608.3 million in the current quarter from $403.2 million for the 2020 quarter, but decreased as a percentage of net sales by 940 basis points due primarily to leverage from the increase in sales. The current quarter included an increase of $21.9 million of expense associated with changes in our deferred compensation plan investment values, for which the corresponding investment income was recognized in other income. The remaining $183.2 million net increase to support the increase in sales was due primarily to the normalization of last year’s operating expense reductions following our temporary store closures and higher incentive compensation expense. Selling, general and administrative expense included $13 million and $31 million of COVID-related costs in the current quarter and prior year quarter, respectively. The prior year COVID-related costs were net of a $16.6 million benefit from employee retention tax credits provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
Compared to the 2019 quarter, selling, general and administrative expenses decreased as a percentage of net sales by 452 basis points, while increasing 25% from $487.2 million for the 2019 quarter. The $121.1 million increase in selling, general and administrative expenses was due primarily to higher store payroll and operating expenses incurred to support the increase in net sales, higher incentive compensation expense and COVID-related safety costs.
Pre-opening expenses increased to $4.5 million in the current quarter from $2.3 million for the quarter ended May 2, 2020. Pre-opening expenses in any period typically fluctuate depending on the timing and number of store openings and relocations.
Interest Expense
Interest expense was $13.4 million in the current quarter compared to $8.0 million in the prior year quarter. The increase was primarily due to a full quarter of interest expense on the convertible debt issued in mid-April 2020 and included non-cash debt discount amortization of $7.3 million in the current quarter. The increase in interest expense was partially offset by a reduction in interest expense incurred on borrowings on our revolving credit facility, which we drew down for precautionary reasons in response to the COVID-19 pandemic in the prior year.

Other (Income) Expense
Other income totaled $7.4 million in the current quarter compared to expense of approximately $13.5 million in the prior year quarter. Substantially all of the change was due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate was 23.0% in the current quarter and 31.0% in the quarter ended May 2, 2020. The current quarter effective tax rate was favorably impacted by the vesting of employee equity awards at a higher share price than awards that vested in the prior year quarter. The rate for the prior year quarter was higher than our blended statutory rate due to our anticipated net operating loss for fiscal 2020 and included an estimated benefit resulting from the CARES Act, which allows for the carry-back of net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. We subsequently adjusted our effective tax rate in the second quarter of 2020, as we no longer anticipated a full year net operating loss following the reopening of our stores.

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
We believe that we have sufficient cash flows from operations to operate our business for at least the next twelve months, supplemented by funds available under our Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.
Credit Facility
Our Credit Facility has a limit of $1.855 billion, which includes a maximum amount of $150 million to be issued in the form of letters of credit. Under the terms of the Credit Facility, subject to satisfaction of certain conditions, we may request an increase of up to $245 million in additional borrowing availability. Interest on outstanding borrowings is payable on a monthly basis and accrues, at our option, at a rate equal to a variable base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of May 1, 2021, we have total remaining borrowing capacity, after adjusting for letters of credit, of $1.6 billion.
Credit Facility information for the year-to-date periods ended:

(in millions)	May 1, 2021	May 2, 2020
Funds drawn on Credit Facility	$—	$1,291.7
Number of business days with outstanding balance on Credit Facility	—	64 days
Maximum daily amount outstanding under Credit Facility	$—	$1,429.0

Liquidity information as of the following dates:

(in millions)	May 1, 2021	May 2, 2020
Outstanding borrowings under Credit Facility	$—	$1,429.0
Cash and cash equivalents	$1,858.7	$1,484.0
Remaining borrowing capacity under Credit Facility	$1,600.9	$213.8
Outstanding letters of credit under Credit Facility	$16.1	$16.1

Convertible Senior Notes due 2025
We have an aggregate principal amount of $575 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the principal amount of the Convertible Senior Notes in cash, whether in connection with an early conversion of such notes or repayment at maturity, using excess cash, free cash flow and borrowings on our Credit Facility to minimize dilution. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date or upon early conversion, as applicable. On May 1, 2021, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, we have not received any conversion requests through the filing date of this Form 10-Q.
There can be no assurance that capital required to repay our Convertible Senior Notes will be available on terms that are favorable to us, or at all.
Capital Expenditures
Capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have strived to continuously improve our supply chain and corporate technology capabilities.
We anticipate that fiscal 2021 capital expenditures will be in a range of $300 to $325 million, net of construction allowances provided by landlords. We expect our investments to be focused on enhancing the athlete experience in our existing and new stores, including merchandise presentation, space optimization and improving the golf club fitting and lesson experience in our golf business. Additionally, we will continue to invest in technology that supports the athlete experience and teammate productivity, as well as in new store development. In the first quarter of 2021, capital expenditures totaled $71.1 million on a gross basis, and tenant allowances provided by landlords were $13.9 million.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under favorable market conditions. On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1.0 billion of our common stock. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock. During the 13 weeks ended May 1, 2021, we repurchased approximately 1.03 million shares of our common stock for $76.8 million, which exhausted the remaining authorization from 2016, and have $954 million remaining under the 2019 authorization.
Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 13 weeks ended May 1, 2021 and May 2, 2020, we paid $33.3 million and $28.1 million, respectively, of dividends to our stockholders. The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Cash Flows
Changes in cash and cash equivalents are as follows:

	13 Weeks Ended
(in millions)	May 1, 2021	May 2, 2020
Net cash provided by (used in) operating activities	$447.4	$(214.8)
Net cash used in investing activities	(73.4)	(59.6)
Net cash (used in) provided by financing activities	(173.3)	1,689.2
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash and cash equivalents	$200.7	$1,414.7

Operating Activities
Cash flows from operating activities increased $662.2 million for the 13 weeks ended May 1, 2021 compared to the same period in the prior year. The increase was due primarily to higher earnings in the current period as compared to the net loss we recorded in the prior year quarter due to the COVID-19 pandemic. The remaining increase in operating cash flows was primarily due to the timing of cash payments for income taxes, partially offset by precautionary liquidity measures we took in response to the COVID-19 pandemic, including deferrals of rent and qualified payroll tax payments as permitted by the CARES Act in last year’s first quarter. We anticipate that future operating cash flows will include comparably higher cash payments for income taxes and inventory replenishment over the next 12 months.
Investing Activities
Cash used in investing activities increased $13.8 million for the 13 weeks ended May 1, 2021 compared to the prior year period. The increase in gross capital expenditures was primarily driven by investments to enhance the athlete experience in our existing stores, including merchandise presentation, space optimization and investments to enhance the fitting and lesson experience in our golf business.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash provided by financing activities decreased $1,862.5 million for the 13 weeks ended May 1, 2021 compared to the prior year period. The decrease is primarily driven by the precautionary measures we took in response to the COVID-19 pandemic during the prior year period, which included a significant draw down on the Credit Facility and activities related to the issuance of the Convertible Senior Notes.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of May 1, 2021 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
Contractual Obligations and Other Commercial Commitments
We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of January 30, 2021, see our 2020 Annual Report. During the current quarter, there were no material changes with respect to these contractual obligations and other commercial commitments outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as identified below, there have been no material changes to the Company’s market risk exposures from those reported in the Company’s 2020 Annual Report.
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

ITEM 4.  CONTROLS AND PROCEDURES
As a result of the COVID-19 pandemic, the majority of the Company’s customer support center employees began working remotely in March 2020. These changes to the working environment did not materially affect the Company’s internal controls over financial reporting during the fiscal quarter ended May 1, 2021. The Company continues to monitor, assess, and minimize the impact of the COVID-19 pandemic on its internal controls design and operating effectiveness. During the first quarter of fiscal 2021, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 1, 2021.
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There have been no material developments with respect to the items disclosed within Part I, Item 3. Legal Proceedings in the Company’s 2020 Annual Report.

ITEM 1A.  RISK FACTORS
Except as identified below, there have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2020 Annual Report. The discussion of risk factors sets forth the material risks that could affect the Company’s financial condition and operations.
Our business is dependent on consumer discretionary spending and reductions in consumer spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.
Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; the availability, cost and level of consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns. Furthermore, we believe the federal stimulus payments likely had a positive impact on our sales during the first quarter, and it is uncertain how long this impact will continue. Also, we have experienced inflationary pressure in our supply chain. Although we have been able to sufficiently increase our prices to respond to that pressure, there can be no assurance that our business will not be negatively affected by inflation in the future. See the Industry Challenges within Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential impact of COVID-19 on our business operations.
We may not be able to adequately increase our prices over time to account for inflationary pressures within our supply chain, and any decrease in consumer discretionary spending may result in a decrease in athlete traffic, same store sales, and average value per transaction and might cause us to increase promotional activities, which will have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.
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
If any of these or other factors, including trade tensions between the U.S. and foreign nations, including China, were to cause a disruption of trade from the countries in which our vendors’ supplies or our vertical brand products’ manufacturers are located, our inventory levels may be reduced or the cost of our products may increase. We may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. Also, the prices charged by foreign manufacturers may be affected by the increasing price of raw materials due to energy prices, weather conditions, inflation, and the fluctuation of their local currency against the U.S. dollar, among other factors, any of which could cause the cost of our products to increase and negatively impact demand for our products if we raise prices thereby also negatively impacting our sales or profitability.

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
In addition, our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the valuation of deferred tax assets and liabilities; changes in applicable tax laws, regulations, treaties, interpretations, and other guidance; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdictions. On March 31, 2021, President Biden released his proposed American Jobs Plan, which includes significant corporate income tax changes including raising the U.S. corporate income tax rate to 28%. Increases in the U.S. corporate income tax rate could have a negative impact on our results of operations and cash flows. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
January 31, 2021 to February 27, 2021	—	$—	—	$1,031,207,525
February 28, 2021 to April 3, 2021	1,266,427	$75.34	1,030,203	$954,366,434
April 4, 2021 to May 1, 2021	277	$82.02	—	$954,366,434
Total	1,266,704	$75.35	1,030,203

(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased as part of our two previously announced five-year $1.0 billion share repurchase programs, separately authorized by the Board of Directors on March 16, 2016 and June 12, 2019, respectively. The Company fully utilized the amount authorized under the 2016 program during the first quarter of 2021.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
10.1*	Form of Performance Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Filed herewith

31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 26, 2021 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 26, 2021 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 26, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of May 26, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

Each management contract and compensatory plan has been marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 26, 2021 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)