Form 10-Q
period 2021-07-31
DICK'S SPORTING GOODS, INC.
filed 2021-08-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2021
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
Yes ☐ No ☑

As of August 20, 2021, DICK’S Sporting Goods, Inc. had 64,892,258 shares of common stock, par value $0.01 per share, and 23,695,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$3,274,842	$2,713,372	$6,193,561	$4,046,600
Cost of goods sold, including occupancy and distribution costs	1,967,765	1,776,497	3,797,857	2,890,397
GROSS PROFIT	1,307,077	936,875	2,395,704	1,156,203
Selling, general and administrative expenses	640,268	543,033	1,248,562	946,254
Pre-opening expenses	3,256	2,485	7,780	4,765
INCOME FROM OPERATIONS	663,553	391,357	1,139,362	205,184
Interest expense	13,801	14,682	27,183	22,727
Other income	(6,795)	(14,508)	(14,146)	(986)
INCOME BEFORE INCOME TAXES	656,547	391,183	1,126,325	183,443
Provision for income taxes	161,038	114,340	269,060	50,022
NET INCOME	$495,509	$276,843	$857,265	$133,421

EARNINGS PER COMMON SHARE:
Basic	$5.86	$3.29	$10.13	$1.59
Diluted	$4.53	$3.12	$7.96	$1.53
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	84,512	84,130	84,631	83,932
Diluted	109,271	88,826	107,641	87,360

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
NET INCOME	$495,509	$276,843	$857,265	$133,421
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(21)	53	43	(10)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(21)	53	43	(10)
COMPREHENSIVE INCOME	$495,488	$276,896	$857,308	$133,411

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,236,733	$1,658,067	$1,061,141
Accounts receivable, net	88,725	53,149	74,790
Income taxes receivable	700	6,396	7,223
Inventories, net	2,011,020	1,953,568	1,875,152
Prepaid expenses and other current assets	81,758	88,470	74,946
Total current assets	4,418,936	3,759,650	3,093,252
Property and equipment, net	1,323,174	1,300,265	1,348,059
Operating lease assets	2,083,010	2,149,913	2,213,158
Intangible assets, net	88,157	90,051	92,584
Goodwill	245,857	245,857	245,857
Deferred income taxes	34,672	51,475	21,538
Other assets	192,358	155,648	138,121
TOTAL ASSETS	$8,386,164	$7,752,859	$7,152,569

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,213,449	$1,258,093	$1,094,258
Accrued expenses	564,400	518,134	462,284
Operating lease liabilities	468,667	472,670	474,769
Income taxes payable	83,645	40,997	55,901
Deferred revenue and other liabilities	237,143	260,304	196,165
Total current liabilities	2,567,304	2,550,198	2,283,377
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Convertible senior notes due 2025	433,456	418,493	404,573
Long-term operating lease liabilities	2,173,897	2,259,308	2,373,173
Deferred income taxes	—	—	—
Other long-term liabilities	206,132	185,326	161,150
Total long-term liabilities	2,813,485	2,863,127	2,938,896
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	605	612	601
Class B common stock	237	237	241
Additional paid-in capital	1,468,217	1,442,298	1,373,426
Retained earnings	3,857,257	3,064,702	2,724,424
Accumulated other comprehensive loss	(6)	(49)	(130)
Treasury stock, at cost	(2,320,935)	(2,168,266)	(2,168,266)
Total stockholders' equity	3,005,375	2,339,534	1,930,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,386,164	$7,752,859	$7,152,569

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	(Loss) Income	Stock	Total
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exercise of stock options	297	3	—	—	12,330	—	—	—	12,333
Restricted stock vested	791	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(237)	(3)	—	—	(18,598)	—	—	—	(18,601)
Net income	—	—	—	—	—	361,756	—	—	361,756
Stock-based compensation	—	—	—	—	12,870	—	—	—	12,870
Foreign currency translation adjustment, net of taxes of $(20)	—	—	—	—	—	—	64	—	64
Purchase of shares for treasury	(1,030)	(10)	—	—	—	—	—	(76,831)	(76,841)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,391)	—	—	(32,391)
BALANCE, May 1, 2021	61,016	$610	23,736	$237	$1,448,892	$3,394,067	$15	$(2,245,097)	$2,598,724
Exchange of Class B common stock for common stock	40	—	(40)	—	—	—	—	—	—
Exercise of stock options	189	2	—	—	8,313	—	—	—	8,315
Restricted stock vested	31	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(10)	—	—	—	(1,531)	—	—	—	(1,531)
Net income	—	—	—	—	—	495,509	—	—	495,509
Stock-based compensation	—	—	—	—	12,544	—	—	—	12,544
Foreign current translation adjustment, net of taxes of $6	—	—	—	—	—	—	(21)	—	(21)
Purchase of shares for treasury	(808)	(8)	—	—	—	—	—	(75,838)	(75,846)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,319)	—	—	(32,319)
BALANCE, July 31, 2021	60,458	$605	23,696	$237	$1,468,217	$3,857,257	$(6)	$(2,320,935)	$3,005,375

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	July 31, 2021	August 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$857,265	$133,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	158,009	162,755
Amortization of convertible notes discount and issuance costs	14,963	7,662
Non-cash lease costs	(54,582)	28,395
Deferred income taxes	16,803	(16,313)
Stock-based compensation	25,414	17,449
Changes in assets and liabilities:
Accounts receivable	(22,754)	(8,402)
Inventories	(57,452)	327,123
Prepaid expenses and other assets	1,559	7,026
Accounts payable	13,578	103,379
Accrued expenses	35,853	48,497
Income taxes payable / receivable	48,344	43,985
Construction allowances provided by landlords	18,344	30,850
Deferred revenue and other liabilities	(24,563)	(9,120)
Net cash provided by operating activities	1,030,781	876,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(167,689)	(94,256)
Proceeds from sale of other assets	9,671	—
Deposits and other investing activities	(19,130)	—
Net cash used in investing activities	(177,148)	(94,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	—	1,291,700
Revolving credit repayments	—	(1,515,800)
Proceeds from issuance of convertible notes	—	575,000
Payments for purchase of bond hedges	—	(161,057)
Proceeds from issuance of warrants	—	105,225
Transaction costs paid in connection with convertible notes issuance	—	(17,396)
Payments on other long-term debt and finance lease obligations	(385)	(403)
Proceeds from exercise of stock options	20,648	939
Minimum tax withholding requirements	(20,132)	(3,684)
Cash paid for treasury stock	(152,687)	—
Cash dividends paid to stockholders	(64,232)	(54,448)
Decrease in bank overdraft	(58,222)	(10,710)
Net cash (used in) provided by financing activities	(275,010)	209,366
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	43	(10)
NET INCREASE IN CASH AND CASH EQUIVALENTS	578,666	991,807
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,658,067	69,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,236,733	$1,061,141
Supplemental disclosure of cash flow information:
Accrued property and equipment	$37,468	$30,924
Cash paid for interest	$11,487	$9,156
Cash paid for income taxes	$210,168	$24,260

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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the Securities and Exchange Commission on March 24, 2021. Operating results for the 13 and 26 weeks ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022 or any other period.
COVID-19
The pandemic caused by the coronavirus and its variants (“COVID-19”) continues to evolve. Its impact on the Company’s business remains uncertain and includes the longer-term economic recovery and what consumer discretionary spending behavior patterns may emerge when the pandemic subsides. COVID-19 has also caused disruptions and rising costs to global supply chains, and although the Company has successfully managed these challenges thus far, the Company’s ability to continue to replenish its inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. Accordingly, the Company currently cannot estimate the full impact that the COVID-19 pandemic may have on its financial condition and future results of operations, and it will continue to actively monitor its impact to the Company’s business. The Company continues to consider and assess the potential impact that the COVID-19 pandemic could have on its operations, as well as the assumptions and estimates used to prepare its financial statements such as inventory valuations, fair value measurements and potential asset impairment charges.
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
Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and it permits the use of either the modified retrospective or fully retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the timing of adoption as well as the impact that the adoption of ASU 2020-06 will have on its financial statements, but it anticipates that adoption will result in a reduction in non-cash interest expense related to the Company’s convertible senior notes due 2025 (the “Convertible Senior Notes”).

2.  Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants, and stock-based awards, such as stock options and restricted stock. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is anti-dilutive.
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$495,509	$276,843	$857,265	$133,421
Weighted average common shares outstanding - basic	84,512	84,130	84,631	83,932
Dilutive effect of stock-based awards	6,297	3,577	6,352	2,868
Dilutive effect of Convertible Senior Notes and warrants	18,462	1,119	16,658	560
Weighted average common shares outstanding - diluted	109,271	88,826	107,641	87,360
Earnings per common share - basic	$5.86	$3.29	$10.13	$1.59
Earnings per common share - diluted	$4.53	$3.12	$7.96	$1.53
Stock-based awards excluded from diluted shares	2	2,796	82	3,090
For the 13 weeks and 26 weeks ended July 31, 2021, the dilutive effect of the Convertible Senior Notes includes approximately 10.7 million and 9.9 million shares, respectively, that are designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding for any periods presented.

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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of July 31, 2021 and January 30, 2021, the fair value of the Company’s deferred compensation plans was $148.2 million and $125.7 million, respectively, as determined by quoted prices in active markets.
The Company bases the fair value of its Convertible Senior Notes on Level 2 inputs, specifically their quoted price in an inactive market on the last trading day in a reporting period. On July 31, 2021, the fair value of the Convertible Senior Notes was approximately $1.8 billion, compared to their carrying value of $433.5 million. Because the closing price of the Company’s common stock of $104.14 at the 26 weeks ended July 31, 2021 exceeded the conversion price of $34.43, the if-converted value exceeded the principal amount of the Convertible Senior Notes by approximately $1.2 billion at July 31, 2021. The carrying value excluded amounts classified within additional paid-in capital and any unamortized discounts.
Due to the short-term nature of these instruments, the fair value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Facility and certain other liabilities approximated their carrying values at both July 31, 2021 and January 30, 2021.
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
In response to the COVID-19 pandemic, the Company negotiated rent deferrals with its landlords, which reduced payments for the 26 weeks ended August 1, 2020. Supplemental cash flow information related to operating leases for the 26 weeks ended July 31, 2021 and August 1, 2020 were as follows (in millions):

	26 Weeks Ended
	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$342.1	$265.8
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$169.0	$143.5

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Income Taxes
The Company’s effective tax rate decreased to 24.5% for the quarter ended July 31, 2021 from 29.2% for the quarter ended August 1, 2020. The Company’s effective tax rate in the first quarter of 2020 included an estimated benefit resulting from the CARES Act, which allows for the carry-back of net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. Based upon its net income for the second quarter of 2020, the Company no longer anticipated a net operating loss for fiscal 2020, which was reflected in its effective tax rate for the 13 weeks ended August 1, 2020.
The Company’s effective tax rate was 23.9% for the 26 weeks ended July 31, 2021, and 27.3% for the 26 weeks ended August 1, 2020. The decrease was due primarily to the favorable tax impact from the vesting of certain share-based payments in the current year due to increases in the Company’s share price.

6.  Subsequent Events
On August 19, 2021, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4375 per share on the Company's common stock and Class B common stock. The dividend is payable on September 24, 2021 to stockholders of record as of the close of business on September 10, 2021.
Also on August 19, 2021, the Company's Board of Directors authorized and declared a special dividend in the amount of $5.50 per share on the Company's common stock and Class B common stock. The dividend is payable on September 24, 2021 to stockholders of record at the close of business on September 10, 2021.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the impact to consumer demand and our supply chain due to the pandemic caused by the coronavirus and its variants (“COVID-19”), including changes to consumer demand and store traffic and supply chain disruptions; investments to enhance the athlete experience, to improve our eCommerce fulfillment capabilities, and to implement technology solutions that improve the athlete experience and our teammates’ productivity; the continued improvements to the functionality and performance of our own eCommerce platform; plans to invest in our vertical brands with improved space in-store, increased marketing, and expansion into additional product categories; anticipated COVID-19 safety costs for the year; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; the impact of the issuance of the Convertible Senior Notes, entering into the bond hedge and warrant transactions, and our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow and borrowings on our Credit Facility; projections of our future profitability; projected capital expenditures; anticipated store openings, relocations, and closings; plans to return capital to stockholders through dividends and a minimum of $400 million in share repurchases in fiscal 2021; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2021 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪The impact of the duration and scope of the COVID-19 pandemic on our business, operations and financial results, including the potential impact due to disruptions in our or our vendors' supply chains and due to restrictions imposed by federal, state, and local governments in response to increases in the number of COVID-19 cases in areas in which we operate;
▪The impact an economic downturn resulting from the COVID-19 pandemic might have on our business and consumer demand for our products and the effectiveness of stimulus payments and other measures to mitigate the impact of the COVID-19 pandemic on businesses and consumers;
▪The dependence of our business on consumer discretionary spending and our ability to predict or effectively react to changes in consumer demand or shopping patterns, including the short-term and long-term impact due to the COVID-19 pandemic;
▪Store closures due to the COVID-19 pandemic or civil disturbances;
▪Intense competition in the sporting goods industry and in retail, including the level of competitive promotional activity;
▪Increasing product costs, which could be caused by numerous reasons including foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials due to inflation or other reasons, or foreign political instability;
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
▪Our ability to attract, train, engage and retain qualified leaders and associates or the loss of Edward Stack or Lauren Hobart as executive officers;
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
▪We are controlled by our Executive Chairman and his relatives, whose interests may differ from those of our other stockholders;
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

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy and Field & Stream specialty stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. We also offer our products through an eCommerce platform that is integrated with our store network, providing our customers, referred to as our athletes, with the expertise and convenience of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Our profitability is primarily influenced by the growth in consolidated same store sales, our number of store locations and selling square footage, the continued integration of eCommerce with brick and mortar stores, the strength of our gross profit margins and our ability to manage expenses. We have grown from 649 DICK’S Sporting Goods stores as of July 30, 2016 to 731 DICK’S Sporting Goods stores as of July 31, 2021. Our current real estate strategy has resulted in a reduction in the rate at which we open new stores in recent years. We intend to continue this strategy over the next few years, which will allow us to continue to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities as leases come up for renewal. We deploy an in-house eCommerce platform, which allows for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores, including ship-from-store; buy-online, pick-up in store and multi-channel marketing campaigns. We also implemented curbside pickup and returns in fiscal 2020 as additional alternatives for our athletes in response to the COVID-19 pandemic, which continue today.
Our eCommerce sales penetration to total net sales increased from approximately 10% in fiscal 2015 to approximately 16% in fiscal 2019. Our eCommerce sales growth further accelerated since the COVID-19 pandemic began in March 2020. Compared to the 26 weeks ended August 3, 2019, eCommerce sales increased 124%, and eCommerce penetration has grown from 12% of total net sales in the 2019 year to date period to 19% for the 2021 year to date period. Approximately 70% of online sales during fiscal 2021 were fulfilled directly by our stores, which serve as localized points of distribution, and our stores enabled 90% of our current quarter sales through online fulfillment and in-person sales.
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
COVID-19 Update
Following temporary store closures in March, April and May of 2020 due to the COVID-19 pandemic, our differentiated product assortment, supply chain, technological capabilities and omni-channel platform have enabled us to capitalize on strong consumer demand across golf, outdoor activities, home fitness and active lifestyle categories, which resulted in a consolidated same store sales increase of 9.9% in fiscal 2020 as compared to fiscal 2019. These positive trends continued into fiscal 2021, which, coupled with a resurgence in our team sports and licensed businesses due to the return of many youth and professional sports leagues across the country and government stimulus payments, have resulted in a 48% increase in year to date net sales compared to the comparable 2019 period, or a consolidated same store sales increase of 51% compared to the comparable 2020 period, during which time our stores were temporarily closed.
In response to the COVID-19 pandemic, we closed our corporate headquarters, referred to as our customer support center, and have used our existing business continuity plans to operate our corporate support functions under remote work arrangements. We also implemented additional safety and cleaning protocols at our stores, distribution centers and corporate offices, and provided a 15% pay premium to our store and distribution center teammates through the end of fiscal 2020. We have incurred pre-tax COVID-related costs of approximately $15 million thus far in fiscal 2021, compared to approximately $76 million of similar costs that we incurred in the year to date period ended August 1, 2020. Following the conclusion of our temporary 15% pay premium program, in fiscal 2021 we transitioned store and distribution center teammates to compensation programs with a longer-term focus, including an accelerated annual merit increase and higher wage minimums. COVID-related costs decreased significantly in the second quarter of 2021 compared to prior periods in consideration of guidance from the Centers for Disease Control and Prevention.

The future impact of the COVID-19 pandemic on our business remains uncertain, including the longer-term economic recovery and what consumer discretionary spending behavior patterns may emerge when the pandemic subsides. Additionally, COVID-19 has caused disruptions and rising costs to global supply chains. Although we have successfully managed these challenges thus far, our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. Our current year outlook contemplates this uncertainty and we will continue to actively manage any impact to our business.
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
▪Quality of merchandise offerings – To measure acceptance of our merchandise offerings, we monitor sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps us to manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow, ensuring our in-stock positions are strong for key high demand items, and establishing appropriate price points to minimize markdowns.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Due to temporary store closures and other actions taken in fiscal 2020 in response to the emergence of the COVID-19 pandemic, our fiscal 2021 operating plan was based on our 2019 results. Accordingly, we have also included comparative results from fiscal 2019 in our discussion of quarterly and year to date results of operations for fiscal 2021.
Executive Summary
▪Net sales increased 21% to $3,274.8 million in the current quarter from $2,713.4 million during the second quarter of 2020, and increased 45% from $2,259.2 million during the second quarter of 2019.
▪Consolidated same store sales increased 19.2% from the second quarter of 2020, on top of a 20.7% consolidated same store sales increase in last year’s quarter. Second quarter 2019 consolidated same store sales increased 3.2% compared to the 2018 quarter.
▪As planned, eCommerce sales decreased 28% in the current quarter compared to the 2020 quarter, following a 194% increase in the second quarter of 2020, which included a period of temporary store closures. Compared to the second quarter of 2019, eCommerce sales increased 111%.
▪In the current quarter, we reported net income of $495.5 million, or $4.53 per diluted share, compared to $276.8 million, or $3.12 per diluted share, during the second quarter of 2020. Second quarter 2019 net income was $112.5 million, or $1.26 per diluted share.
•The current quarter included $5.7 million of non-cash interest expense, net of tax, and earnings per diluted share included 10.7 million shares related to our Convertible Senior Notes that are designed to be offset at their conversion by our bond hedge. Together, these items decreased current quarter earnings per diluted share by $0.55.
•Second quarter 2020 results included $42 million of additional pre-tax teammate compensation and safety costs, partially offset by the recovery of $28 million of inventory write-downs that we originally recorded in the first quarter of 2020. Together, these net pre-tax costs of $14 million impacted earnings per diluted share by $0.12, net of tax.
•In the second quarter of 2021, we:
◦Declared and paid a quarterly cash dividend in the amount of $0.3625 per share on our common stock and Class B common stock.
◦Repurchased 0.8 million shares of common stock for a total of $75.8 million.
•The following table summarizes store openings and permanent store closures for the periods indicated:

	26 Weeks Ended July 31, 2021			26 Weeks Ended August 1, 2020
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total	DICK’S Sporting Goods	Specialty Concept Stores (2)	Total
Beginning stores	728	126	854	726	124	850
Q1 New stores	2	—	2	1	2	3
Q2 New stores	1	1	2	—	3	3
Closed stores	—	1	1	1	3	4
Ending stores	731	126	857	726	126	852

Relocated stores	7	—	7	3	1	4
(1)Includes two new DICK'S House of Sport stores which were relocations of former DICK'S Sporting Goods stores.
(2)Includes our Golf Galaxy and Field & Stream stores, as well as our outlet stores, excluding temporary locations. In some markets we operate DICK'S Sporting Goods stores adjacent to specialty concept stores on the same property with a pass-through for athletes. We refer to this format as a "combo store" and includes combo store openings within both the DICK'S Sporting Goods and specialty concept store reconciliations, as applicable.

The following tables present selected information from the unaudited consolidated statements of income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2020 and 2019 periods, and other data, and are provided to facilitate a further understanding of our business. These tables should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

				Basis Point Change in Percentage of Net Sales from Prior Year 2020-2021 (A)	Basis Point Change in Percentage of Net Sales from Two Years Ago 2019-2021 (A)
	13 Weeks Ended
	July 31, 2021	August 1, 2020 (A)	August 3, 2019 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	60.09	65.47	70.03	(538)	(994)
Gross profit	39.91	34.53	29.97	538	994
Selling, general and administrative expenses (3)	19.55	20.01	23.06	(46)	(351)
Pre-opening expenses (4)	0.10	0.09	0.04	1	6
Income from operations	20.26	14.42	6.86	584	1,340
Interest expense	0.42	0.54	0.25	(12)	17
Other income	(0.21)	(0.53)	(0.07)	32	(14)
Income before income taxes	20.05	14.42	6.69	563	1,336
Provision for income taxes	4.92	4.21	1.70	71	322
Net income	15.13%	10.20%	4.98%	493	1,015
Other Data:
Consolidated same store sales change (5)	19.2%	20.7%	3.2%
Number of stores at end of period (6)	857	852	860
Total square feet at end of period (6)	42,278,449	41,912,692	42,320,570

				Basis Point Change in Percentage of Net Sales from Prior Year 2020-2021 (A)	Basis Point Change in Percentage of Net Sales from Two Years Ago 2019-2021 (A)
	26 Weeks Ended
	July 31, 2021 (A)	August 1, 2020 (A)	August 3, 2019
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	61.32	71.43	70.31	(1,011)	(899)
Gross profit	38.68	28.57	29.69	1,011	899
Selling, general and administrative expenses (3)	20.16	23.38	24.12	(322)	(396)
Pre-opening expenses (4)	0.13	0.12	0.04	1	9
Income from operations	18.40	5.07	5.53	1,333	1,287
Interest expense	0.44	0.56	0.21	(12)	23
Other income	(0.23)	(0.02)	(0.20)	(21)	(3)
Income before income taxes	18.19	4.53	5.52	1,366	1,267
Provision for income taxes	4.34	1.24	1.45	310	289
Net income	13.84%	3.30%	4.07%	1,054	977
Other Data:
Consolidated same store sales change (5)	51.0%	(2.3%)	1.7%
Number of stores at end of period (6)	857	852	860
Total square feet at end of period (6)	42,278,449	41,912,692	42,320,570

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
(6)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream and outlet stores. Excludes temporary locations.

13 Weeks Ended July 31, 2021 Compared to the 13 Weeks Ended August 1, 2020
Net Sales
Net sales increased approximately 20.7% to $3,274.8 million in the current quarter from $2,713.4 million in the quarter ended August 1, 2020, due primarily to a $501.1 million, or 19.2%, increase in consolidated same store sales. The remaining $60.3 million increase in net sales was primarily attributable to new and relocated stores. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, and included a 12.1% increase in transactions and a 7.1% increase in sales per transaction. Additionally, our consolidated same store sales increase included an increase in brick and mortar sales of nearly 40%, while eCommerce sales decreased approximately 28%, as both channels were impacted by last year’s period of temporary store closures.
Compared to the quarter ended August 3, 2019, net sales in the current quarter increased approximately 45%. This included a 36% increase in brick and mortar sales and a 111% increase in eCommerce sales. eCommerce sales penetration as a percentage of net sales increased to approximately 18% during the current quarter compared to approximately 12% during the second quarter of 2019. As planned, eCommerce sales penetration decreased in the current quarter from 30% of net sales in the second quarter of 2020.
Income from Operations
Income from operations increased to $663.6 million in the current quarter compared to $391.4 million for the quarter ended August 1, 2020 and $155.0 million for the quarter ended August 3, 2019.
Gross profit increased to $1,307.1 million in the current quarter from $936.9 million for the quarter ended August 1, 2020 and increased as a percentage of net sales by approximately 538 basis points, due primarily to higher merchandise margin and occupancy leverage. Merchandise margin increased 310 basis points, which was primarily driven by fewer promotions and a favorable sales mix. The increase was partially offset by last year’s recovery of $28 million of inventory write-downs that we initially recorded in the first quarter of 2020, due to better than anticipated sales and margin on merchandise nearing end of life. In addition, we were able to pass through selective price increases to cover increasing supply chain and input costs compared to last year’s quarter. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Our occupancy costs were flat compared to the prior year quarter but increased gross profit as a percentage of net sales by approximately 164 basis points due to the increase in net sales. The remaining increase in gross profit as a percentage of net sales was primarily driven by lower eCommerce shipping expense due primarily to a lower penetration of eCommerce sales. In addition, gross profit included approximately $10 million of COVID-related compensation and safety costs in the 2020 quarter.
Compared to the quarter ended August 3, 2019, gross profit increased approximately 994 basis points as a percentage of net sales, driven by merchandise margin expansion of 636 basis points due to fewer promotions and occupancy leverage of 368 basis points.
Selling, general and administrative expenses increased 17.9% to $640.3 million in the current quarter from $543.0 million for the 2020 quarter, but decreased as a percentage of net sales by 46 basis points due primarily to the increase in net sales. The current quarter included an increase of $7.0 million of expense associated with changes in our deferred compensation plan investment values, for which the corresponding investment income was recognized in other income. The remaining $90.3 million net increase was due primarily to current year cost increases to support the growth in net sales as well as last year’s operating expense reductions following our temporary store closures. In the prior year quarter, selling, general and administrative expense included approximately $32 million of COVID-related costs, which included a temporary 15% pay premium program. In the current year, we transitioned store teammates to compensation programs with a longer-term focus, including increasing and accelerating annual merit increases and higher wage minimums, partially offsetting last year's COVID-related costs.
Compared to the 2019 quarter, selling, general and administrative expenses decreased as a percentage of net sales by 351 basis points due primarily to the increase in net sales, while increasing 22.9% from $521.1 million for the 2019 quarter. The increase in selling, general and administrative expenses was due primarily to higher store payroll and operating expenses incurred to support the increase in net sales, hourly wage rate investments and higher incentive compensation expense.
Interest Expense
Interest expense decreased to $13.8 million in the current quarter from $14.7 million in the prior year quarter, due primarily to a reduction in interest expenses incurred on our revolving credit facility borrowings, which we drew down for precautionary reasons in response to the COVID-19 pandemic in the prior year period. Interest expense included non-cash debt discount amortization related to our Convertible Senior Notes of $7.7 million in the current quarter and $6.6 million in the second quarter of 2020.

Other Income
Other income totaled $6.8 million in the current quarter compared to $14.5 million in the prior year quarter. Substantially all of the change was due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate was 24.5% in the current quarter and 29.2% in the quarter ended August 1, 2020. Our effective tax rate in the first quarter of 2020 included an estimated benefit resulting from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which allows for the carry-back of net operating losses to periods prior to the Tax Cuts and Jobs Act, when the federal statutory tax rate was 35%. However, based on our second quarter 2020 results, we no longer anticipated a net operating loss for fiscal 2020, which was reflected in our effective tax rate for the 13 weeks ended August 1, 2020.

26 Weeks Ended July 31, 2021 Compared to the 26 Weeks Ended August 1, 2020
Net Sales
Net sales were $6,193.6 million in the current period, a 53.1% increase from net sales of $4,046.6 million reported for the prior year period, due primarily to a consolidated same store sales increase of $1,985.1 million, or 51%, after giving effect to last year’s temporary store closures resulting from the COVID-19 pandemic. The remaining $161.9 million increase in net sales was primarily attributable to new and relocated stores. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, and included a 38.3% increase in transactions and a 12.7% increase in sales per transaction. Additionally, our consolidated same store sales increase included an increase in brick and mortar sales of over 80%, while eCommerce sales decreased approximately 12%, as both channels were impacted by last year’s temporary store closures in March, April and May.
Compared to the 2019 period, net sales increased approximately 48%. This included a 38% increase in brick and mortar sales and a 124% increase in eCommerce sales. eCommerce sales penetration as a percentage of net sales increased to approximately 19% during the current year to date period compared to approximately 12% during the 2019 period. As planned, eCommerce sales penetration decreased in the current period from 33% of net sales in the prior year period.
Income from Operations
Income from operations increased to $1,139.4 million in the current year to date period, compared to $205.2 million in the prior year period and $231.1 million in the 2019 period.
Gross profit more than doubled to $2,395.7 million for the current period from $1,156.2 million for the prior year period, an increase as a percentage of net sales of 1,011 basis points due primarily to occupancy leverage and higher merchandise margin. Our occupancy costs increased $3.9 million compared to the prior year period, but increased gross profit as a percentage of net sales by approximately 429 basis points due to the increase in net sales. Merchandise margin increased 443 basis points, primarily driven by fewer promotions and a favorable sales mix. In addition, we were able to pass through selective price increases to cover increasing supply chain and input costs. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping expense due primarily to a lower penetration of eCommerce sales compared to the prior year period. In addition, gross profit included approximately $14 million of COVID-related compensation and safety costs in the prior year period.
Compared to the year to date period ended August 3, 2019, gross profit increased approximately 899 basis points as a percentage of net sales, driven primarily by merchandise margin expansion of 485 basis points due to fewer promotions and occupancy leverage of 417 basis points.
Selling, general and administrative expenses increased 31.9% to $1,248.6 million in the current year to date period from $946.3 million for the prior year period, but decreased as a percentage of net sales by 322 basis points due primarily to leverage from the increase in sales. The current year period included an increase of $14.9 million of expense associated with changes in our deferred compensation plan investment values, for which the corresponding investment income was recognized in other income. The remaining $287.4 million net increase was due primarily to current year cost increases to support the growth in net sales and last year’s operating expense reductions following our temporary store closures, as well as higher incentive compensation expense. Selling, general and administrative expense included approximately $15 million and $62 million of COVID-related costs in the current year and prior year periods, respectively. Prior year COVID-related costs were net of a $16.6 million benefit from employee retention tax credits provided by the CARES Act and included a temporary 15% pay premium program. In the current year, we transitioned store teammates to compensation programs with a longer-term focus, including increasing and accelerating annual merit increases and higher wage minimums, partially offsetting last year's COVID-related costs.

Compared to the 2019 period, selling, general and administrative expenses decreased as a percentage of net sales by 396 basis points due primarily to leverage from the increase in net sales, while increasing 23.8% from $1,008.2 million for the 2019 period. The $240.4 million increase in selling, general and administrative expenses was due primarily to higher store payroll and operating expenses incurred to support the increase in net sales, hourly wage rate investments and higher incentive compensation expense.
Interest Expense
Interest expense increased to $27.2 million in the current period from $22.7 million in the prior year period, due primarily to a full year to date period of interest expense on the Convertible Senior Notes, which were issued in April 2020. Interest expense included non-cash debt discount amortization related to our Convertible Senior Notes of $15.0 million in the current year to date period and $7.7 million in the prior year period.
Other Income
Other income totaled $14.1 million in the current period compared to $1.0 million for the period ended August 1, 2020. Substantially all of the change was due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate decreased to 23.9% for the current period from 27.3% for the same period last year. The current period effective tax rate was favorably impacted by the vesting of employee equity awards at a higher share price than awards that vested in the prior year period.

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
We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions or undertake share repurchases, other investments or store expansion rates in excess of historical levels.
Credit Facility
Our Credit Facility has a limit of $1.855 billion, which includes a maximum amount of $150 million to be issued in the form of letters of credit. Under the terms of the Credit Facility, subject to satisfaction of certain conditions, we may request an increase of up to $245 million in additional borrowing availability. Interest on outstanding borrowings is payable on a monthly basis and accrues, at our option, at a rate equal to a variable base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of July 31, 2021, we have total remaining borrowing capacity, after adjusting for letters of credit, of $1.6 billion.
Credit Facility information for the year-to-date periods ended:

(in millions)	July 31, 2021	August 1, 2020
Funds drawn on Credit Facility	$—	$1,291.7
Number of business days with outstanding balance on Credit Facility	—	97 days
Maximum daily amount outstanding under Credit Facility	$—	$1,429.0

Liquidity information as of the following dates:

(in millions)	July 31, 2021	August 1, 2020
Outstanding borrowings under Credit Facility	$—	$—
Cash and cash equivalents	$2,236.7	$1,061.1
Remaining borrowing capacity under Credit Facility	$1,558.0	$1,450.2
Outstanding letters of credit under Credit Facility	$16.1	$16.1

Convertible Senior Notes due 2025
We have an aggregate principal amount of $575 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the principal amount of the Convertible Senior Notes in cash, whether in connection with an early conversion of such notes or repayment at maturity, using excess cash, free cash flow and borrowings on our Credit Facility to minimize dilution. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date or upon early conversion, as applicable. As of July 31, 2021, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, we have not received any conversion requests through the filing date of this Form 10-Q.
There can be no assurance that any capital required to repay our Convertible Senior Notes will be available on terms that are favorable to us, or at all.
Capital Expenditures
Capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have strived to continuously improve our supply chain and corporate technology capabilities.
We anticipate that fiscal 2021 capital expenditures will be in a range of $300 to $325 million, net of construction allowances provided by landlords. We expect our investments to be focused on enhancing the athlete experience in our stores, including merchandise presentation, space optimization and improving the golf club fitting and lesson experience in our golf business. Additionally, we will continue to invest in technology that supports the athlete experience and teammate productivity, as well as new store development, including new store prototypes and concepts. Year to date, capital expenditures totaled $167.7 million on a gross basis, and tenant allowances provided by landlords were $18.3 million.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under favorable market conditions. On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1.0 billion of our common stock. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock. In fiscal 2021, we have repurchased approximately 1.8 million shares of our common stock for $152.7 million through July 31, 2021, exhausting the remaining authorization from 2016 and leaving $879 million remaining under the 2019 authorization. We recently announced a $200 million increase to anticipated repurchases through the end of the year, to a minimum of $400 million for fiscal 2021.
Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 26 weeks ended July 31, 2021 and August 1, 2020, we paid $64.2 million and $54.4 million, respectively, of dividends to our stockholders.
On August 19, 2021, we announced an increase in our quarterly dividend to $0.4375 per share, first payable in September 2021, as well as a special dividend in the amount of $5.50 per share. We anticipate the special dividend will return over $475 million to shareholders.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

Supply Chain Financing
We have entered into supply chain financing arrangements with several financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. In turn, we settle invoices with the financial institutions in accordance with the original supplier payment terms. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our liability associated with the funded participation in the arrangements was $73.0 million and $67.5 million as of July 31, 2021 and January 30, 2021, respectively, and is presented within accounts payable on the Consolidated Balance Sheet.
Cash Flows
Changes in cash and cash equivalents are as follows:

	26 Weeks Ended
(in millions)	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$1,030.8	$876.7
Net cash used in investing activities	(177.1)	(94.3)
Net cash (used in) provided by financing activities	(275.0)	209.4
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	$578.7	$991.8
Operating Activities
Cash flows from operating activities increased $154.1 million for the 26 weeks ended July 31, 2021 compared to the same period in the prior year. The increase was primarily due to higher earnings in the current period as compared to the prior year period due to the COVID-19 pandemic, partially offset by precautionary measures that we took in the prior year in response to the COVID-19 pandemic, which included reductions in inventory receipts, deferrals of rent, and qualified payroll tax payments as permitted by the CARES Act.
Investing Activities
Cash used in investing activities increased $82.8 million for the 26 weeks ended July 31, 2021 compared to the prior year period, which included a reduction in planned capital expenditures in response to the COVID-19 pandemic. The increase in gross capital expenditures was primarily driven by investments to enhance the athlete experience in our existing stores, including merchandise presentation, space optimization and investments to enhance the fitting and lesson experience in our golf business.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash provided by financing activities decreased $484.4 million for the 26 weeks ended July 31, 2021 compared to the prior year period. The decrease is primarily driven by the precautionary measures we took in response to the COVID-19 pandemic during the prior year period, which included activities related to the issuance of the Convertible Senior Notes, and the temporary suspension of share repurchases. Additionally, we had lower net Credit Facility borrowings resulting from the increase in our operating cash flows year to date.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of July 31, 2021 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
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

ITEM 4.  CONTROLS AND PROCEDURES
As a result of the COVID-19 pandemic, the majority of the Company’s customer support center employees began working remotely in March 2020. These changes to the working environment did not materially affect the Company’s internal controls over financial reporting during the fiscal quarter ended July 31, 2021. The Company continues to monitor, assess, and minimize the impact of the COVID-19 pandemic on its internal controls design and operating effectiveness. During the second quarter of fiscal 2021, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, July 31, 2021.
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Brian Dillman v. Edward W. Stack, et al. On February 5, 2021, a stockholder of the Company filed a purported derivative action against Edward W. Stack and certain former and current members of our Board of Directors in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duties in connection with the equity grants made to Edward W. Stack in March 2020 as part of his annual compensation. The complaint seeks unspecified damages and attorneys’ fees, as well as changes to the Company’s corporate governance and internal procedures related to compensation. [Case No. 2021-0101-PAF]. Pursuant to a stipulation entered on August 11, 2021, the stockholder plaintiff has until October 15, 2021 to serve and file an amended complaint. The case is in its early stages, and we intend to defend this matter vigorously. At this time, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our results of operations or financial position.

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
Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; the availability, cost and level of consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns. Furthermore, we believe the federal stimulus payments likely had a positive impact on our sales during the first quarter, and it is uncertain how long this impact will continue. Also, we have experienced inflationary pressure in our supply chain. Although we have been able to sufficiently increase our prices to respond to that pressure, there can be no assurance that our business will not be negatively affected by inflation in the future. See the COVID-19 Update within Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential impact of COVID-19 on our business operations.
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

The industry has been experiencing supply chain disruptions due to the COVID-19 pandemic. We continue to work with our partners on supply chain challenges to manage the potential impact on our business, particularly the impact on the merchandise available for delivery in the fourth quarter. However, we cannot reasonably estimate the potential impact or timing of these challenges, and we may not be able to mitigate their impact on our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the second quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
May 2, 2021 to May 29, 2021	3,682	$88.63	—	$954,366,434
May 30, 2021 to July 3, 2021	819,896	$93.89	808,220	$878,520,164
July 4, 2021 to July 31, 2021	688	$98.91	—	$878,520,164
Total	824,266	$93.88	808,220

(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased as part of our five-year $1.0 billion share repurchase program, which was authorized by the Board of Directors on June 12, 2019.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 14, 2021

10.1*	Registrant’s Amended and Restated 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 14, 2021

10.2*	Offer Letter between the Company and Lee Belitsky, dated August 19, 2021	Filed herewith

10.3*	Offer Letter between the Company and Navdeep Gupta, dated August 19, 2021	Filed herewith

31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 25, 2021 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 25, 2021 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 25, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Lee J. Belitsky, Executive Vice President - Chief Financial Officer, dated as of August 25, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

Each management contract and compensatory plan has been marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 25, 2021 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ LEE J. BELITSKY
Lee J. Belitsky
Executive Vice President – Chief Financial Officer
(principal financial officer)