Form 10-Q
period 2021-10-30
DICK'S SPORTING GOODS, INC.
filed 2021-11-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2021
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
Yes ☐ No ☑

As of November 19, 2021, DICK’S Sporting Goods, Inc. had 62,910,296 shares of common stock, par value $0.01 per share, and 23,695,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$2,747,647	$2,412,112	$8,941,208	$6,458,712
Cost of goods sold, including occupancy and distribution costs	1,691,071	1,569,938	5,488,928	4,460,336
GROSS PROFIT	1,056,576	842,174	3,452,280	1,998,376
Selling, general and administrative expenses	631,943	591,117	1,880,505	1,537,371
Pre-opening expenses	4,765	4,964	12,545	9,728
INCOME FROM OPERATIONS	419,868	246,093	1,559,230	451,277
Interest expense	13,789	12,769	40,971	35,496
Other (income) expense	(1,748)	(3,746)	(15,893)	(4,731)
INCOME BEFORE INCOME TAXES	407,827	237,070	1,534,152	420,512
Provision for income taxes	91,314	59,854	360,374	109,875
NET INCOME	$316,513	$177,216	$1,173,778	$310,637

EARNINGS PER COMMON SHARE:
Basic	$3.79	$2.10	$13.93	$3.69
Diluted	$2.78	$1.84	$10.70	$3.44
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,537	84,422	84,266	84,095
Diluted	113,664	96,571	109,648	90,430

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
NET INCOME	$316,513	$177,216	$1,173,778	$310,637
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment, net of tax	15	16	58	6
TOTAL OTHER COMPREHENSIVE INCOME	15	16	58	6
COMPREHENSIVE INCOME	$316,528	$177,232	$1,173,836	$310,643

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,372,892	$1,658,067	$1,059,994
Accounts receivable, net	89,479	53,149	77,212
Income taxes receivable	683	6,396	5,453
Inventories, net	2,490,438	1,953,568	2,319,992
Prepaid expenses and other current assets	92,673	88,470	82,648
Total current assets	4,046,165	3,759,650	3,545,299
Property and equipment, net	1,314,567	1,300,265	1,336,676
Operating lease assets	2,070,135	2,149,913	2,177,006
Intangible assets, net	87,195	90,051	91,585
Goodwill	245,857	245,857	245,857
Deferred income taxes	42,862	51,475	27,717
Other assets	192,498	155,648	141,350
TOTAL ASSETS	$7,999,279	$7,752,859	$7,565,490

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,399,716	$1,258,093	$1,394,904
Accrued expenses	522,010	518,134	449,304
Operating lease liabilities	478,674	472,670	474,803
Income taxes payable	28,430	40,997	24,805
Deferred revenue and other liabilities	239,472	260,304	193,956
Total current liabilities	2,668,302	2,550,198	2,537,772
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Convertible senior notes due 2025	441,186	418,493	411,256
Long-term operating lease liabilities	2,135,515	2,259,308	2,310,318
Other long-term liabilities	223,459	185,326	184,505
Total long-term liabilities	2,800,160	2,863,127	2,906,079
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	586	612	608
Class B common stock	237	237	239
Additional paid-in capital	1,476,701	1,442,298	1,415,909
Retained earnings	3,647,621	3,064,702	2,873,263
Accumulated other comprehensive income (loss)	9	(49)	(114)
Treasury stock, at cost	(2,594,337)	(2,168,266)	(2,168,266)
Total stockholders' equity	2,530,817	2,339,534	2,121,639
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,999,279	$7,752,859	$7,565,490

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	(Loss) Income	Stock	Total
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exercise of stock options	297	3	—	—	12,330	—	—	—	12,333
Restricted stock vested	791	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(237)	(3)	—	—	(18,598)	—	—	—	(18,601)
Net income	—	—	—	—	—	361,756	—	—	361,756
Stock-based compensation	—	—	—	—	12,870	—	—	—	12,870
Foreign currency translation adjustment, net of taxes of $(20)	—	—	—	—	—	—	64	—	64
Purchase of shares for treasury	(1,030)	(10)	—	—	—	—	—	(76,831)	(76,841)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,391)	—	—	(32,391)
BALANCE, May 1, 2021	61,016	$610	23,736	$237	$1,448,892	$3,394,067	$15	$(2,245,097)	$2,598,724
Exchange of Class B common stock for common stock	40	—	(40)	—	—	—	—	—	—
Exercise of stock options	189	2	—	—	8,313	—	—	—	8,315
Restricted stock vested	31	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(10)	—	—	—	(1,531)	—	—	—	(1,531)
Net income	—	—	—	—	—	495,509	—	—	495,509
Stock-based compensation	—	—	—	—	12,544	—	—	—	12,544
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(21)	—	(21)
Purchase of shares for treasury	(808)	(8)	—	—	—	—	—	(75,838)	(75,846)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,319)	—	—	(32,319)
BALANCE, July 31, 2021	60,458	$605	23,696	$237	$1,468,217	$3,857,257	$(6)	$(2,320,935)	$3,005,375
Exercise of stock options	114	1	—	—	4,281	—	—	—	4,282
Restricted stock vested	305	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(80)	(1)	—	—	(9,760)	—	—	—	(9,761)
Net income	—	—	—	—	—	316,513	—	—	316,513
Stock-based compensation	—	—	—	—	13,966	—	—	—	13,966
Foreign currency translation adjustment, net of taxes of $(4)	—	—	—	—	—	—	15	—	15
Purchase of shares for treasury	(2,173)	(22)	—	—	—	—	—	(273,402)	(273,424)
Cash dividends declared, $5.9375 per common share	—	—	—	—	—	(526,149)	—	—	(526,149)
BALANCE, October 30, 2021	58,624	$586	23,696	$237	$1,476,701	$3,647,621	$9	$(2,594,337)	$2,530,817

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,173,778	$310,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	237,666	239,666
Amortization of convertible notes discount and issuance costs	22,693	14,345
Non-cash lease costs	(80,734)	(1,199)
Deferred income taxes	8,613	(22,492)
Stock-based compensation	39,380	35,631
Changes in assets and liabilities:
Accounts receivable	(20,655)	(12,099)
Inventories	(536,870)	(121,435)
Prepaid expenses and other assets	(7,995)	(384)
Accounts payable	194,084	381,383
Accrued expenses	(13,918)	30,035
Income taxes payable / receivable	(6,854)	14,659
Construction allowances provided by landlords	27,677	42,314
Deferred revenue and other liabilities	(30,219)	6,454
Net cash provided by operating activities	1,006,646	917,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(231,087)	(156,444)
Proceeds from sale of other assets	9,671	—
Deposits and other investing activities	(19,130)	(96)
Net cash used in investing activities	(240,546)	(156,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	—	1,291,700
Revolving credit repayments	—	(1,515,800)
Proceeds from issuance of convertible notes	—	575,000
Payments for purchase of bond hedges	—	(161,057)
Proceeds from issuance of warrants	—	105,225
Transaction costs paid in connection with convertible notes issuance	—	(17,396)
Payments on other long-term debt and finance lease obligations	(553)	(612)
Proceeds from exercise of stock options	24,930	25,472
Minimum tax withholding requirements	(29,893)	(3,911)
Cash paid for treasury stock	(426,111)	—
Cash dividends paid to stockholders	(567,245)	(80,874)
(Decrease) increase in bank overdraft	(52,461)	11,932
Net cash (used in) provided by financing activities	(1,051,333)	229,679
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	58	6
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(285,175)	990,660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,658,067	69,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,372,892	$1,059,994
Supplemental disclosure of cash flow information:
Accrued property and equipment	$44,545	$36,523
Cash paid for interest	$21,870	$19,459
Cash paid for income taxes	$364,875	$119,734

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. The Company also owns and operates Golf Galaxy, Field & Stream and Public Lands specialty stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. In addition, the Company offers its products through an eCommerce platform that is integrated with its store network, providing athletes with expertise as well as the convenience of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to a “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 as filed with the Securities and Exchange Commission on March 24, 2021. Operating results for the 13 and 39 weeks ended October 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2022 or any other period.
COVID-19
The pandemic caused by the coronavirus and its variants (“COVID-19”) continues to evolve. The effect that the COVID-19 pandemic may have on the Company’s future business remains uncertain, including the long-term economic outlook, inflation and its impact on consumer discretionary spending behavior when the pandemic ends. Additionally, the COVID-19 pandemic has disrupted global supply chains, including factory closures and port congestion that have resulted in longer transit times and rising container and transportation costs. Although the Company has successfully managed these challenges thus far, the Company’s ability to continue to replenish its inventory to meet current levels of consumer demand could be impacted by further delays or disruptions to the flow of products from key vendor partners and vertical brand sources. Accordingly, the Company currently cannot estimate the full impact that the COVID-19 pandemic may have on its financial condition and future results of operations, and it will continue to actively monitor its impact to the Company’s business.
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
Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, and it permits the use of either the modified retrospective or fully retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt the ASU in fiscal 2022 using the modified retrospective transition method and is currently evaluating the impact that adoption will have on its financial statements, but anticipates it will result in a reduction in non-cash interest expense related to the Company’s convertible senior notes due 2025 (the “Convertible Senior Notes”).

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$316,513	$177,216	$1,173,778	$310,637
Weighted average common shares outstanding - basic	83,537	84,422	84,266	84,095
Dilutive effect of stock-based awards	6,791	5,248	6,498	3,662
Dilutive effect of Convertible Senior Notes and warrants	23,336	6,901	18,884	2,673
Weighted average common shares outstanding - diluted	113,664	96,571	109,648	90,430
Earnings per common share - basic	$3.79	$2.10	$13.93	$3.69
Earnings per common share - diluted	$2.78	$1.84	$10.70	$3.44
Stock-based awards excluded from diluted shares	1	532	55	2,237
For the 13 weeks and 39 weeks ended October 30, 2021, the dilutive effect of the Convertible Senior Notes included approximately 12.8 million and 10.9 million shares, respectively, that are designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding for any periods presented.

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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of October 30, 2021 and January 30, 2021, the fair value of the Company’s deferred compensation plans was $150.7 million and $125.7 million, respectively, as determined by quoted prices in active markets.
In April 2020, the Company issued the Convertible Senior Notes, which have an aggregate principal amount of $575.0 million. Based on Level 2 inputs, the fair value of the Convertible Senior Notes on October 30, 2021 was approximately $2.2 billion compared to their carrying value of $441.2 million, which excluded amounts classified within additional paid-in capital. Because the closing price of the Company’s common stock of $124.21 as of the end of the third quarter exceeded the conversion price of $32.91, the if-converted value exceeded the principal amount of the Convertible Senior Notes by approximately $1.6 billion at October 30, 2021.
Due to the short-term nature of these instruments, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at both October 30, 2021 and January 30, 2021.
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
In response to the COVID-19 pandemic, the Company negotiated rent deferrals with its landlords, which reduced payments for the 39 weeks ended October 31, 2020. Supplemental cash flow information related to operating leases for the 39 weeks ended October 30, 2021 and October 31, 2020 were as follows (in millions):

	39 Weeks Ended
	October 30, 2021	October 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$511.8	$441.8
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$273.6	$219.0

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Subsequent Event
On November 22, 2021, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4375 per share on the Company's common stock and Class B common stock. The dividend is payable on December 29, 2021 to stockholders of record as of the close of business on December 10, 2021.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the impact to consumer demand and our supply chain due to the pandemic caused by the coronavirus and its variants (“COVID-19”), including inflationary impacts, changes to consumer demand and store traffic and supply chain disruptions; investments to enhance the athlete experience, to improve our eCommerce fulfillment capabilities, and to implement technology solutions supporting the athlete experience and our teammates’ productivity; the continued improvements to the functionality and performance of our own eCommerce platform; plans to invest in our vertical brands with improved space in-store, increased marketing, and expansion into additional product categories; anticipated COVID-19 safety costs for the year; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; the impact of the issuance of the Convertible Senior Notes, entering into the bond hedge and warrant transactions, and our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow and borrowings on our Credit Facility; projections of our future profitability; projected capital expenditures; anticipated store openings, relocations, and closings; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
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
▪The impact an economic downturn, inflationary pressures, and supply chain constraints resulting from the COVID-19 pandemic might have on our business and consumer demand for our products, and the effectiveness of stimulus payments and other measures to mitigate the impact of the COVID-19 pandemic might have on business and consumer spending;
▪The dependence of our business on consumer discretionary spending, the impact of a decrease in discretionary spending due to inflation or otherwise on our business, and our ability to predict or effectively react to changes in consumer demand or shopping patterns, including the short-term and long-term impact due to the COVID-19 pandemic;
▪Intense competition in the sporting goods industry and in retail, including competition for talent and the level of competitive promotional activity;
▪Increasing product costs, which could be caused by numerous reasons including foreign trade issues, currency exchange rate fluctuations, increasing prices for materials due to inflation or other reasons, supply chain delays and constraints, or foreign political instability;
▪Store closures due to the COVID-19 pandemic or civil disturbances;
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
•The potential impact of an increase to corporate tax rates;
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
▪Our ability to attract, train, engage and retain qualified leaders and associates due to current labor challenges or otherwise or the loss of Edward Stack or Lauren Hobart as executive officers;
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
▪Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪The issuance of special or quarterly cash dividends and our repurchase activity, if any, pursuant to our share repurchase programs.
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

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Field & Stream and Public Lands specialty stores, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. We also offer our products through an eCommerce platform that is integrated with our store network, providing our customers, referred to as our athletes, with the expertise and convenience of a 24-hour storefront. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Our profitability is primarily influenced by growth in consolidated same store sales, the strength of our gross margins derived from our omni-channel platform and our ability to control expenses. We have grown from 676 DICK’S Sporting Goods stores as of October 29, 2016 to 734 DICK’S Sporting Goods stores as of October 30, 2021. Our current real estate strategy has resulted in a reduction to the rate at which we open new DICK’S Sporting Goods stores in recent years. We intend to continue this strategy over the next few years, which will allow us to continue to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities as leases come up for renewal. Our future real estate strategy will also include growth in new retail concepts and experiential store prototypes, including Public Lands and our House of Sport prototype. We deploy an in-house eCommerce platform, which allows for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to increase athlete engagement, including ship-from-store; buy-online, pick-up in store and multi-channel marketing campaigns. We also implemented curbside pickup and returns in fiscal 2020 as additional alternatives for our athletes in response to the COVID-19 pandemic, which we have retained in fiscal 2021.
Our eCommerce sales penetration to total net sales increased from approximately 10% in fiscal 2015 to approximately 16% in fiscal 2019. Our eCommerce sales growth further accelerated during the COVID-19 pandemic. Compared to the 39 weeks ended November 2, 2019, eCommerce sales increased 115%, and eCommerce penetration has grown from 13% of total net sales in the 2019 year to date period to 19% for the 2021 year to date period. Approximately 70% of online sales during fiscal 2021 were fulfilled directly by our stores, which serve as localized points of distribution, and our stores enabled over 90% of our current quarter sales through online fulfillment and in-person sales.
COVID-19 Update
Following temporary store closures in March, April and May of 2020 due to the COVID-19 pandemic, our differentiated product assortment, supply chain, technological capabilities and omni-channel platform enabled us to capitalize on strong consumer demand across golf, outdoor activities, home fitness and active lifestyle categories, which resulted in a consolidated same store sales increase of 9.9% in fiscal 2020 as compared to fiscal 2019. These positive trends have continued into fiscal 2021, which, coupled with a resurgence in our team sports and licensed businesses due to the return of many youth and professional sports leagues across the country and economic stimulus measures, have resulted in a 45.6% increase in year to date net sales compared to the fiscal 2019 period, or a consolidated same store sales increase of 36.6% compared to the prior year period, during which our stores were temporarily closed.
In response to the COVID-19 pandemic, we closed our corporate headquarters, referred to as our customer support center, and performed our corporate support functions under remote work arrangements, which continue in a hybrid form today. We also implemented additional safety and cleaning protocols at our stores, distribution centers and corporate offices, and provided a 15% pay premium to our store and distribution center teammates through the end of fiscal 2020. We have incurred pre-tax COVID-related costs of $15 million thus far in fiscal 2021, compared to $124 million of similar costs in the year to date period ended October 31, 2020. Following the conclusion of our temporary 15% pay premium program, in fiscal 2021 we transitioned store and distribution center teammates to compensation programs with a longer-term focus, including an accelerated annual merit increase and higher wages. COVID-related costs decreased significantly beginning in the second quarter of 2021 compared to prior periods in consideration of guidance from the Centers for Disease Control and Prevention.
The effect that the COVID-19 pandemic may have on our future business remains uncertain, including the long-term economic outlook, inflation and its impact on consumer discretionary spending behavior when the pandemic ends. Additionally, COVID-19 has disrupted global supply chains, including factory closures and port congestion that have resulted in longer transit times and rising container and transportation costs, which we expect will remain elevated through at least the end of fiscal 2021. Although we have successfully managed these challenges thus far, our ability to continue to replenish our inventory to meet current levels of consumer demand could be impacted by further delays or disruptions to the flow of products from our key vendor partners and our vertical brand sources. Our current year outlook contemplates this uncertainty, and we plan to continue to actively manage any impacts of COVID-19 on our business.

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
▪Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, including investments in new and existing stores and in our eCommerce business, distribution and administrative facilities, costs associated with continued improvement of information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. See further discussion of our cash flows in the “Liquidity and Capital Resources” section herein.
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
Executive Summary
•Net sales increased 13.9% to $2.75 billion in the current quarter from $2.41 billion during the third quarter of 2020 and increased 40.0% from $1.96 billion during the third quarter of 2019.
•Consolidated same store sales increased 12.2% from the third quarter of 2020, which was on top of a 23.2% year-over-year consolidated same store sales increase in last year’s quarter. Third quarter 2019 consolidated same store sales increased 6.0% compared to the 2018 quarter.
•eCommerce sales increased 97% in the current quarter compared to the third quarter of 2019 and 1% compared to the third quarter of 2020.
•In the current quarter, we reported net income of $316.5 million, or $2.78 per diluted share, compared to $177.2 million, or $1.84 per diluted share, during the third quarter of 2020. Net income was $57.6 million, or $0.66 per diluted share, in the third quarter of 2019.
•The current quarter included $5.7 million of non-cash interest expense, net of tax, and earnings per diluted share included 12.8 million shares related to our Convertible Senior Notes that are designed to be offset at their conversion by our bond hedge. Together, these items decreased current quarter earnings per diluted share by $0.41.
•Third quarter 2020 included $4.9 million of non-cash interest expense, net of tax, and earnings per diluted share included 6.0 million shares related to our Convertible Senior Notes that are designed to be offset at their conversion by our bond hedge. Together, these items decreased earnings per diluted share by $0.17 in the prior year quarter.
•Third quarter 2020 results included approximately $48 million of pre-tax teammate compensation and safety costs related to COVID-19, or $0.37 per diluted share, net of tax.
•During the third quarter of 2021, we:
•Declared and paid $503 million in dividends, including a quarterly dividend and a special dividend in the amount of $5.50 per share, on our common stock and Class B common stock. The quarterly dividend in the amount of $0.4375 per share represented a 21% increase over our previous quarterly dividend per share;
•Repurchased 2.17 million shares of common stock under our current repurchase program for a total of $273.4 million; and
•Launched Public Lands, a new specialty omni-channel retail concept focusing on the active outdoor category.

•The following table summarizes store openings and permanent store closures for the periods indicated:

	Fiscal 2021			Fiscal 2020
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total	DICK’S Sporting Goods	Specialty Concept Stores (2)	Total
Beginning stores	728	126	854	726	124	850
Q1 New stores	2	—	2	1	2	3
Q2 New stores	1	1	2	—	3	3
Q3 New stores	3	6	9	6	5	11
Closed stores	—	1	1	1	5	6
Ending stores	734	132	866	732	129	861
Relocated stores	9	—	9	12	3	15
(1)Includes two new DICK'S House of Sport store prototypes which were relocations of former DICK'S Sporting Goods stores.
(2)Includes our Golf Galaxy, Field & Stream and Public Lands stores, as well as our outlet stores, excluding temporary locations. In some markets we operate DICK'S Sporting Goods stores adjacent to specialty concept stores on the same property with a pass-through for athletes. We refer to this format as a "combo store" and includes combo store openings within both the DICK'S Sporting Goods and specialty concept store reconciliations, as applicable.

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

				Basis Point Change in Percentage of Net Sales from Prior Year 2020-2021 (A)	Basis Point Change in Percentage of Net Sales from Two Years Ago 2019-2021 (A)
	13 Weeks Ended
	October 30, 2021	October 31, 2020 (A)	November 2, 2019 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	61.55	65.09	70.41	(354)	(886)
Gross profit	38.45	34.91	29.59	354	886
Selling, general and administrative expenses (3)	23.00	24.51	27.10	(151)	(410)
Pre-opening expenses (4)	0.17	0.21	0.17	(4)	—
Income from operations	15.28	10.20	2.33	508	1,295
(Gain) loss on sale of subsidiaries (5)	—	—	(1.72)	—	172
Interest expense	0.50	0.53	0.22	(3)	28
Other (income) expense	(0.06)	(0.16)	(0.10)	10	4
Income before income taxes	14.84	9.83	3.93	501	1,091
Provision for income taxes	3.32	2.48	1.00	84	232
Net income	11.52%	7.35%	2.93%	417	859
Other Data:
Consolidated same store sales change (6)	12.2%	23.2%	6.0%
Number of stores at end of period (7)	866	861	858
Total square feet at end of period (7)	42,672,070	42,353,087	42,226,630

				Basis Point Change in Percentage of Net Sales from Prior Year 2020-2021	Basis Point Change in Percentage of Net Sales from Two Years Ago 2019-2021 (A)
	39 Weeks Ended
	October 30, 2021	October 31, 2020	November 2, 2019 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	61.39	69.06	70.34	(767)	(895)
Gross profit	38.61	30.94	29.66	767	895
Selling, general and administrative expenses (3)	21.03	23.80	25.07	(277)	(404)
Pre-opening expenses (4)	0.14	0.15	0.08	(1)	6
Income from operations	17.44	6.99	4.50	1,045	1,294
(Gain) loss on sale of subsidiaries (5)	—	—	(0.55)	—	55
Interest expense	0.46	0.55	0.21	(9)	25
Other (income) expense	(0.18)	(0.07)	(0.17)	(11)	(1)
Income before income taxes	17.16	6.51	5.01	1,065	1,215
Provision for income taxes	4.03	1.70	1.31	233	272
Net income	13.13%	4.81%	3.71%	832	942
Other Data:
Consolidated same store sales change (6)	36.6%	5.8%	3.1%
Number of stores at end of period (7)	866	861	858
Total square feet at end of period (7)	42,672,070	42,353,087	42,226,630

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
(7)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream, Public Lands and outlet stores. Excludes temporary locations.

13 Weeks Ended October 30, 2021 Compared to the 13 Weeks Ended October 31, 2020
Net Sales
Net sales increased approximately 13.9% to $2,747.6 million in the current quarter from $2,412.1 million in the quarter ended October 31, 2020, due primarily to a $282.2 million, or 12.2%, increase in consolidated same store sales. The remaining $53.3 million increase in net sales was primarily attributable to new and relocated stores. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, and included an 8.5% increase in transactions and a 3.7% increase in sales per transaction. Additionally, our consolidated same store sales increase included an increase in brick and mortar sales of approximately 15%, while eCommerce sales increased approximately 1% compared to the prior year quarter, which was on top of a 95% increase in the third quarter of 2020 compared to the 2019 quarter.
Compared to the quarter ended November 2, 2019, net sales in the current quarter increased approximately 40.0%. This included a 31% increase in brick and mortar sales and a 97% increase in eCommerce sales. eCommerce sales penetration as a percentage of net sales increased to approximately 19% during the current quarter compared to approximately 13% during the third quarter of 2019. eCommerce sales penetration decreased in the current quarter from 21% of net sales in the 2020 quarter.
Income from Operations
Income from operations increased to $419.9 million in the current quarter compared to $246.1 million for the quarter ended October 31, 2020 and $45.6 million for the quarter ended November 2, 2019.
Gross profit increased to $1,056.6 million in the current quarter from $842.2 million for the quarter ended October 31, 2020 and increased as a percentage of net sales by approximately 354 basis points, due primarily to higher merchandise margin and occupancy leverage. Merchandise margin increased 301 basis points, which was primarily driven by fewer promotions and a favorable sales mix. In addition, merchandise cost increases resulting from higher supply chain and input costs were partially offset by selective price increases in the current quarter. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Our occupancy costs increased $5.1 million compared to the prior year quarter, but increased gross profit as a percentage of net sales by approximately 111 basis points due to the increase in net sales. These improvements in gross profit were partially offset by increased freight expenses due to continuing global supply chain disruptions following the start of the COVID-19 pandemic. In addition, gross profit in the 2020 quarter included approximately $4 million of COVID-related compensation and safety costs.
Compared to the quarter ended November 2, 2019, gross profit increased 886 basis points as a percentage of net sales, driven by merchandise margin expansion of 578 basis points due primarily to fewer promotions and occupancy leverage of 370 basis points. These improvements were partially offset by higher freight costs due to the aforementioned global supply chain disruptions.
Selling, general and administrative expenses increased 6.9% to $631.9 million in the current quarter from $591.1 million for the 2020 quarter, but decreased as a percentage of net sales by 151 basis points due to the increase in net sales. The $40.8 million increase was due primarily to current year cost increases to support the growth in net sales. In the prior year quarter, selling, general and administrative expenses included approximately $43 million of COVID-related costs, which included a temporary 15% pay premium program. In the current year, we transitioned store teammates to compensation programs with a longer-term focus, including increasing and accelerating annual merit increases and higher wage minimums, partially offsetting last year's COVID-related costs.
Compared to the 2019 quarter, selling, general and administrative expenses decreased as a percentage of net sales by 410 basis points due primarily to the increase in net sales, but increased 18.9% from $531.7 million for the 2019 quarter. The increase in selling, general and administrative expenses in the 2021 quarter was due primarily to higher store payroll and operating expenses incurred to support the increase in net sales and hourly wage rate investments. The 2019 quarter included hunt restructuring charges to exit eight Field & Stream stores and a non-cash asset impairment.
Interest Expense
Interest expense increased to $13.8 million in the current quarter from $12.8 million in the prior year quarter. Interest expense included non-cash debt discount amortization related to our Convertible Senior Notes of $7.7 million in the current quarter and $6.7 million in the third quarter of 2020.
Other Income
Other income totaled $1.7 million in the current quarter compared to $3.7 million in the prior year quarter. Substantially all of the decrease was due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs.

Income Taxes
Our effective tax rate was 22.4% in the current quarter and 25.2% in the quarter ended October 31, 2020. The current quarter effective tax rate was favorably impacted by the vesting of employee equity awards at a higher share price than awards that vested in the prior year quarter.

39 Weeks Ended October 30, 2021 Compared to the 39 Weeks Ended October 31, 2020
Net Sales
Net sales were $8,941.2 million in the current period, a 38.4% increase from net sales of $6,458.7 million reported for the prior year period, due primarily to a consolidated same store sales increase of $2,267.3 million, or 36.6%, after giving effect to last year’s temporary store closures resulting from the COVID-19 pandemic. The remaining $215.2 million increase in net sales was primarily attributable to new and relocated stores. The increase in consolidated same store sales was broad-based across hardlines, apparel and footwear, and included a 27.1% increase in transactions and a 9.5% increase in sales per transaction. Additionally, our consolidated same store sales increase included an increase in brick and mortar sales of over 55%, while eCommerce sales decreased approximately 8% compared to the prior year period, as both channels were impacted by last year’s temporary store closures in March, April and May.
Compared to the 2019 period, net sales increased approximately 45.6%. This included a 35.7% increase in brick and mortar sales and a 115% increase in eCommerce sales. eCommerce sales penetration as a percentage of net sales increased to approximately 19% during the current year to date period compared to approximately 13% during the 2019 period. As expected, eCommerce sales penetration decreased in the current period from 28% of net sales in the 2020 period.
Income from Operations
Income from operations increased to $1,559.2 million in the current year to date period, compared to $451.3 million in the prior year period and $276.7 million in the 2019 period.
Gross profit increased to $3,452.3 million for the current period from $1,998.4 million for the prior year period, an increase as a percentage of net sales of 767 basis points due primarily to higher merchandise margin and occupancy leverage. Merchandise margin increased 378 basis points, primarily driven by fewer promotions and a favorable sales mix. In addition, merchandise cost increases resulting from higher supply chain and input costs were partially offset by selective price increases in the current period. Our occupancy costs increased $9.0 million compared to the prior year period, but increased gross profit as a percentage of net sales by approximately 318 basis points due to the increase in net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping expense due primarily to a lower penetration of eCommerce sales compared to the prior year period. In addition, gross profit included approximately $19 million of COVID-related compensation and safety costs in the prior year period.
Compared to the year to date period ended November 2, 2019, gross profit increased approximately 895 basis points as a percentage of net sales, driven primarily by merchandise margin expansion of 512 basis points due primarily to fewer promotions and occupancy leverage of 403 basis points.
Selling, general and administrative expenses increased 22.3% to $1,880.5 million in the current year to date period from $1,537.4 million for the prior year period, but decreased as a percentage of net sales by 277 basis points due primarily to leverage from the increase in sales. The $343.1 million net increase was due primarily to current year cost increases to support the growth in net sales and last year’s operating expense reductions following our temporary store closures, as well as higher incentive compensation expense. Selling, general and administrative expense included approximately $15 million and $105 million of COVID-related costs in the current year and prior year periods, respectively. Prior year COVID-related costs were net of a $16.9 million benefit from employee retention tax credits provided by the CARES Act and included a temporary 15% pay premium program. In the current year, we transitioned store teammates to compensation programs with a longer-term focus, including increasing and accelerating annual merit increases and higher wage minimums, partially offsetting last year's COVID-related costs.
Compared to the 2019 period, selling, general and administrative expenses decreased as a percentage of net sales by 404 basis points due primarily to leverage from the increase in net sales, while increasing 22.1% from $1,539.9 million for the 2019 period. The $340.6 million increase in selling, general and administrative expenses was due primarily to higher store payroll and operating expenses incurred to support the increase in net sales, hourly wage rate investments and higher incentive compensation expense. The 2019 period included hunt restructuring charges to exit eight Field & Stream stores, a non-cash asset impairment and the favorable settlement of a litigation contingency.

Interest Expense
Interest expense increased to $41.0 million in the current period from $35.5 million in the prior year period, due primarily to a full year to date period of interest expense on our Convertible Senior Notes, which were issued in April 2020. Interest expense included non-cash debt discount amortization related to our Convertible Senior Notes of $22.7 million in the current year to date period and $14.3 million in the prior year period.
Other Income
Other income totaled $15.9 million in the current period compared to $4.7 million for the period ended October 31, 2020. Substantially all of the increase was due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate decreased to 23.5% for the current period from 26.1% for the same period last year. The current period effective tax rate was favorably impacted by the vesting of employee equity awards at a higher share price than awards that vested in the prior year period.

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
Credit Facility
Our Credit Facility has a limit of $1.855 billion, which includes a maximum amount of $150 million to be issued in the form of letters of credit. We amended the Credit Facility during the third quarter to, among other things, reduce the pricing terms on borrowings and allow us to request an increase of up to $500 million in additional borrowing availability under certain conditions. Interest on outstanding borrowings is payable on a monthly basis and accrues, at our option, at a rate equal to a variable base rate or an adjusted LIBOR rate plus, in each case, an applicable margin percentage. As of October 30, 2021, we have total remaining borrowing capacity, after adjusting for letters of credit, of $1.84 billion.
Credit Facility information for the year to date periods ended:

(in millions)	October 30, 2021	October 31, 2020
Funds drawn on Credit Facility	$—	$1,291.7
Number of business days with outstanding balance on Credit Facility	—	97 days
Maximum daily amount outstanding under Credit Facility	$—	$1,429.0

Liquidity information as of the following dates:

(in millions)	October 30, 2021	October 31, 2020
Outstanding borrowings under Credit Facility	$—	$—
Cash and cash equivalents	$1,372.9	$1,060.0
Remaining borrowing capacity under Credit Facility	$1,839.2	$1,839.2
Outstanding letters of credit under Credit Facility	$16.1	$16.1

Convertible Senior Notes due 2025
We have an aggregate principal amount of $575 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the principal amount of the Convertible Senior Notes in cash, whether in connection with an early conversion of such notes or repayment at maturity, using excess cash, free cash flow and borrowings on our Credit Facility to minimize share dilution. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date or upon early conversion, as applicable. As of October 30, 2021, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, we have not received any material conversion requests through the filing date of this Form 10-Q.
There can be no assurance that any capital required to repay our Convertible Senior Notes will be available on terms that are favorable to us, or at all.
Capital Expenditures
Capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities.
We anticipate that fiscal 2021 capital expenditures will be in a range of $300 to $325 million, net of construction allowances provided by landlords. Our investments in fiscal 2021 have focused on enhancing the athlete experience in our stores, including merchandise presentation, improving the golf club fitting and lesson experience in our golf business and store remodel and facility investments. Additionally, we will continue to invest in technology that supports the athlete experience and teammate productivity, as well as new store development, including new store prototypes and concepts. Year to date, capital expenditures totaled $231.1 million on a gross basis, and tenant allowances provided by landlords were $27.7 million.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under favorable market conditions. On March 16, 2016, our Board of Directors authorized a five-year share repurchase program of up to $1.0 billion of our common stock. On June 12, 2019, our Board of Directors authorized an additional five-year share repurchase program of up to $1.0 billion of our common stock. In fiscal 2021, we have repurchased approximately 4.0 million shares of our common stock for $426.1 million through October 30, 2021, exhausting the remaining 2016 authorization. As of October 30, 2021, the amount remaining under the 2019 authorization was $605.1 million.
Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
Through October 30, 2021, we have paid $567.2 million of dividends to our stockholders in fiscal 2021, which included a special dividend in the amount of $5.50 per share. For the 39 weeks ended October 31, 2020, we paid $80.9 million of dividends to our stockholders.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with several financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. In turn, we settle invoices with the financial institutions in accordance with the original supplier payment terms. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our liability associated with the funded participation in the arrangements, which is presented within accounts payable on the Consolidated Balance Sheet, was $74.4 million and $67.5 million as of October 30, 2021 and January 30, 2021, respectively.

Cash Flows
Changes in cash and cash equivalents are as follows:

	39 Weeks Ended
(in millions)	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$1,006.6	$917.5
Net cash used in investing activities	(240.5)	(156.5)
Net cash (used in) provided by financing activities	(1,051.3)	229.7
Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(285.2)	$990.7
Operating Activities
Cash flows from operating activities increased $89.1 million for the 39 weeks ended October 30, 2021 compared to the same period in the prior year. The increase was primarily due to higher earnings, partially offset by higher cash payments for inventory and accounts payable to replenish inventory following an 11.3% inventory decrease in fiscal 2020, which included precautionary reductions in inventory receipts in response to the COVID-19 pandemic, supply chain constraints and a 9.5% sales increase in fiscal 2020. The remaining year-over-year decrease in operating cash flows was primarily due to our fiscal 2020 deferrals of rent payments in response to the COVID-19 pandemic that we paid in fiscal 2021 and qualified payroll tax payments as permitted by the CARES Act.
Investing Activities
Cash used in investing activities increased $84.0 million for the 39 weeks ended October 30, 2021 compared to the prior year period, which included a reduction in planned capital expenditures in response to the COVID-19 pandemic. The increase in gross capital expenditures was primarily driven by investments to enhance the athlete experience in our existing stores, including merchandise presentation, improving the fitting and lesson experience in our golf business and store remodel and facility investments.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility. Cash flows from financing activities decreased $1,281.0 million for the 39 weeks ended October 30, 2021 compared to the prior year period. The decrease was primarily driven by the payment of a special dividend of $5.50 per share and share repurchases in the current year, coupled with the precautionary measures we took in response to the COVID-19 pandemic during the prior year period, which included activities related to the issuance of the Convertible Senior Notes and the temporary suspension of share repurchases.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements as of October 30, 2021 primarily relate to purchase obligations for marketing commitments, including naming rights, licenses for trademarks, minimum requirements with our third-party eCommerce fulfillment provider and technology-related and other ordinary course commitments. We have excluded these items from the unaudited Consolidated Balance Sheets in accordance with U.S. GAAP. We do not believe that any of these arrangements have, or are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or resources.
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

ITEM 4.  CONTROLS AND PROCEDURES
During the third quarter of fiscal 2021, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, October 30, 2021.
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Brian Dillman v. Edward W. Stack, et al. On February 5, 2021, a stockholder of the Company filed a purported derivative action against Edward W. Stack and certain former and current members of our Board of Directors in the Court of Chancery of the State of Delaware, alleging breaches of fiduciary duties in connection with the equity grants made to Edward W. Stack in March 2020 as part of his annual compensation. The complaint sought unspecified damages and attorneys’ fees, as well as changes to the Company’s corporate governance and internal procedures related to compensation. [Case No. 2021-0101-PAF]. Pursuant to a stipulation entered on August 11, 2021, the stockholder plaintiff had until October 15, 2021 to serve and file an amended complaint. On October 15, 2021, plaintiff voluntarily withdrew the action without prejudice, and the Court entered a stipulation dismissing the action without prejudice. There was no associated settlement.

ITEM 1A.  RISK FACTORS
Except as identified below, there have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2020 Annual Report. The discussion of risk factors sets forth the material risks that could affect the Company’s financial condition and operations.
Our business is dependent on consumer discretionary spending and reductions in consumer spending, due to inflation or otherwise, might adversely affect the Company’s business, operations, liquidity, financial results and stock price.
Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence; wage and unemployment levels; the availability, cost and level of consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters, whether caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns. Furthermore, we believe economic stimulus measures have had a positive impact on our sales this year, and it is uncertain how long this impact will continue. Also, we have experienced inflationary pressure in our supply chain and with respect to raw materials and finished goods. Although to date we have increased our prices on select products to effectively respond to that pressure, there can be no assurance that we will be able to offset inflationary pressure in the future, or that our business will not be negatively affected by continued inflation in the future. See the COVID-19 Update within Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the potential impact of COVID-19 on our business operations.
We may not be able to adequately increase our prices over time to offset increased costs, whether due to inflation or otherwise. Any such decreases in consumer discretionary spending could result in a decrease in athlete traffic, same store sales, and average value per transaction and could cause us to increase promotional activities, which would have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.
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

The global economy, including the sporting goods industry, began experiencing supply chain disruptions after the start of the COVID-19 pandemic. We continue to work with our partners on supply chain challenges to manage the potential impact on our business, and we expect these challenges to continue into at least the first half of next year. However, we cannot reasonably estimate the potential impact or timing of these challenges, and we may not be able to mitigate their impact on our business.

If our product costs are adversely affected by foreign trade issues, currency exchange rate fluctuations, increasing prices for raw materials and products, supply chain delays and constraints, political instability or other reasons, our sales and profitability may suffer.
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

Also, the prices charged by foreign manufacturers may be affected by the increasing price of raw materials and component parts due to the COVID-19 pandemic, energy prices, weather conditions, inflation, and the fluctuation of their local currency against the U.S. dollar, among other factors, any of which could cause the cost of our products to increase and negatively impact demand for our products if we raise prices thereby also negatively impacting our sales or profitability.

Changing regulations impacting wage levels and changes to tax laws and regulations could adversely affect our financial results or condition.
Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to further increase not only the wage rates of our minimum wage teammates, but also the wages paid to our other hourly teammates. Additionally, should we fail to further increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.
In addition, our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the valuation of deferred tax assets and liabilities; changes in applicable tax laws, regulations, treaties, interpretations, and other guidance; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdictions. President Biden’s Build Back Better Framework, which was announced on October 28, 2021 and for which final legislation is still being negotiated in Congress, includes corporate tax changes including a 1% tax on corporate stock repurchases effective for repurchases after December 31, 2021, which would increase the costs associated with repurchasing shares of our common stock. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change, and changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

We may be unable to attract, train, engage and retain executive officers and key personnel and teammates, or implement effective succession planning strategies. Furthermore, the loss of one or more of our key executives could have a material adverse effect on our business.

Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract, retain, train and develop executive management, key personnel and qualified teammates in all areas of the organization, including our stores, distribution and fulfillment centers and our corporate headquarters. Similar to other retailers, we face increasing challenges in attracting and retaining talented teammates in management and other key areas for various reasons, including due to competition for talent in the retail industry and in various geographic markets.

Additionally, the recent federal COVID-19 vaccine mandate could negatively impact our ability to attract and retain teammates. On September 9, 2021, President Biden announced a new COVID-19 Action Plan entitled the “Path out of the Pandemic” (the “Plan”). The Plan mandates COVID-19 vaccinations or at least weekly COVID-19 testing for all United States employers with 100 or more employees. On November 5, 2021, the United States Department of Labor’s Occupational Safety and Health Administration, or OSHA, issued an emergency temporary standard entitled “COVID-19 Vaccination and Testing; Emergency Temporary Standard” to make the requirements of the Plan effective beginning January 4, 2022 until a permanent rule is later issued. Legal challenges to this standard are currently underway, and on November 12, 2021, the United States Fifth Circuit Court of Appeals affirmed its stay on the Temporary Standard, pending what it called “adequate judicial review of the petitioners’ underlying motions for a permanent injunction” and further ordered that OSHA take no steps to implement or enforce the Temporary Standard, which has led to uncertainty about the potential timing of when or if this standard might actually take effect. This mandate could increase the challenges of maintaining and growing our number of teammates, across all functions, but especially at our stores and distribution centers, and increase expenses and pose operational issues with respect to weekly testing requirements. Competition in the retail industry for qualified personnel is intense and continues to increase. If we are unable to continue to attract and retain quality teammates, including store and distribution center personnel, it could hinder our long-term strategies and success, and negatively impact our growth and profitability.

All teammates, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our teammates. The loss of any one or more of our executive management, including our President & Chief Executive Officer, Lauren Hobart, or other key personnel could seriously harm our business. Furthermore, our success depends on continued service from Edward W. Stack, our Executive Chairman, who continues to run the merchandising operations and oversee key strategic growth initiatives. Mr. Stack began operating the Company in 1984 and possesses detailed and in-depth knowledge of the issues, opportunities and challenges that we and the industry face. If Mr. Stack no longer serves a role in our business, our results could be adversely affected. Additionally, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the third quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
August 1, 2021 to August 28, 2021	2,666	$108.25	—	$878,520,164
August 29, 2021 to October 2, 2021	1,081,129	$131.59	1,079,298	$736,514,458
October 3, 2021 to October 30, 2021	1,170,180	$120.17	1,094,162	$605,096,962
Total	2,253,975	$125.64	2,173,460

(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $1.0 billion share repurchase program, which was authorized by the Board of Directors on June 12, 2019.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Seventh Amendment to the Amended and Restated Credit Agreement, dated as of August 26, 2021, among Dick’s Sporting Goods, Inc. and Dick’s Merchandising & Supply Chain, Inc., as borrowers, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, letter of credit issuer and swing line lender, and the lenders party thereto.	Filed herewith

31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 23, 2021 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 23, 2021 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 23, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 23, 2021 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 23, 2021 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)