Form 10-K
period 2022-01-29
DICK'S SPORTING GOODS, INC.
filed 2022-03-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $6,250,546,742 as of July 30, 2021 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 30, 2021.
As of March 18, 2022, DICK’S Sporting Goods, Inc. had 56,229,098 shares of common stock, par value $0.01 per share, and 23,620,633 shares of Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 15, 2022 (the “2022 Proxy Statement”).

Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, potential reductions in consumer discretionary spending due to macroeconomic conditions and other factors; potential limitations on our growth and profitability due to intense competition in the sporting goods industry; the impact to consumer demand and our supply chain due to the coronavirus (“COVID-19”) pandemic, including store closures, changes to consumer demand and store traffic; fluctuations in product costs and availability due to inflationary pressures, fuel price uncertainty and supply chain constraints; risks and costs associated with our products being manufactured abroad; our plans to improve our digital experience by expanding personalization and other features and enhancements to assist our athletes in finding the right product and to make investments in in-store technology to further improve fulfillment efficiency; plans to invest in our vertical brands with improved space in-store, increased marketing, and expansion into additional product categories; our belief that apparel, fitness, footwear, golf, and team sports offer market share opportunities; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow and borrowings on our Credit Facility; projections of our future profitability; projected capital expenditures; anticipated store openings and relocations; plans to return capital to stockholders through dividends and in share repurchases; and our future results of operations and financial condition.
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

PART I

ITEM 1.  BUSINESS
General
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of January 29, 2022, we operated 730 DICK’S Sporting Goods locations across the United States, serving and inspiring our customers, whom we refer to as athletes, to achieve their personal best through interactions with our dedicated employees, whom we refer to as our teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores, and sell our product both online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications.
We were founded and incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. when Richard “Dick” Stack, the father of Edward W. Stack, our Executive Chairman, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to DICK’S Sporting Goods, Inc.

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
•Create an inclusive environment where passionate, skilled and diverse teammates thrive;
•Create and build leading brands that serve and inspire athletes;
•Make a lasting impact on communities through sport; and,
•Deliver shareholder value through growth and relentless improvement.
We believe that through our mission and the following key elements of our business strategy, we can continue to build one of the best omni-channel experiences in retail.
Reimagining the Athlete Experience
We put our athletes at the center of everything we do, and we are committed to creating a unique and differentiated shopping experience for them. We seek to proactively manage our in-stock merchandise positions in our diverse category portfolio and elevate our merchandise presentation to provide a clear point of view for in-demand items, such as our premium full-service footwear departments, which are offered in over half of our DICK’S Sporting Goods stores as of the end of fiscal 2021. We offer a wide range of in-store support services and incorporate experiential elements and technology into our stores to better engage and serve our athletes, including our introduction of HitTrax® baseball simulators in nearly 200 stores and our recent investment in Trackman technology, which is used to enhance the fitting and lesson experience for our athletes in all of our Golf Galaxy stores.
We develop and test new store prototypes and concepts to grow our business, while incorporating key learnings into the rest of our chain. We recently opened our first two DICK’S House of Sport stores, which are built around experience, service, community and product, as well as our first two redesigned Golf Galaxy Performance Centers, which are equipped with Trackman and Biomech golf technologies and include an elevated staffing and service model to ensure our teammates become trusted advisors to golf enthusiasts of all levels. In addition to innovating within our core business, we recently launched Public Lands, a new omni-channel specialty concept for our outdoor athletes.
We continue to improve our service and selling culture, and recently introduced new standards to better serve our athletes, which included robust training to increase our teammates’ product knowledge. We equip our teammates with current technology to improve their productivity and enhance the athlete experience, including providing real-time product information, detailed product descriptions, inventory availability and alternative product recommendations as well as other metrics and communications while on the sales floor.
Our marketing program is focused on building loyalty to DICK’S Sporting Goods through brand-building campaigns and the expansion of our ScoreCard Rewards loyalty program. In fiscal 2019, we launched ScoreCard Gold, which provides our top-tier athletes with more ways to earn ScoreCard points and member-only benefits, including early access to sales and product launches. Our loyalty program has over 20 million active members that account for over 70% of total sales. Through this program, we have acquired over 140 million athletes in our database, including over 16 million new athletes in the past two years.
We leverage the robust data in our database to enhance the athlete experience by engaging our athletes through digital marketing and providing them with personalized offers and communications. We also use data science to improve the speed at which we deliver products to our athletes through optimized order routing and to enhance our in-stock and merchandise availability positions.

Optimizing Our Assortment to Meet the Needs of All Athletes
We carry a full range of products within each category, including premium items for the sports enthusiast. We believe that the breadth of our product selections in each category of sporting goods offers our athletes a wide range of good, better and best price points and enables us to address the needs of our athletes, from the beginner to the sports enthusiast, which distinguishes us from other large format sporting goods stores. We focus on those growth categories in which we believe an opportunity to gain market share exists. We support these growth categories, which have recently included the apparel, fitness, footwear, golf, and team sports categories, with greater quantities of enthusiast product and improved presentation and in-stock positions.
We deliver a differentiated multi-brand experience to our athletes through our offering of national and vertical brands.
National brands
We carry a wide variety of well-known brands, including but not limited to adidas, Asics, Brooks, Callaway Golf, Carhartt, Columbia, Easton, Hoka, Nike, Patagonia, TaylorMade, The North Face, Titleist, Under Armour and Yeti. Our key partners invest in our business to showcase their brands through brand shops and access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes and that further differentiate us from our competitors, including our recently announced partnership with Nike to provide a connected marketplace in our DICK’S mobile app which gives our athletes access to exclusive product, experiences and content.
Vertical brands
We also offer our athletes a wide variety of products that are not available from other retailers. Our vertical brands include brands that we own and are available exclusively in our stores and online such as Alpine Design, CALIA, DSG, ETHOS, Field & Stream, Fitness Gear, Lady Hagen, MAXFLI, Nishiki, Quest, Tommy Armour, Top-Flite and Walter Hagen, as well as brands that we license from third parties including adidas (baseball and football), Slazenger (golf) and Prince (tennis). In fiscal 2021, we launched VRST, our premium and versatile brand that serves the modern athletic male. These brands offer high-quality, on-trend products to our athletes with compelling technical and performance attributes while providing differentiation in our merchandise assortment at higher gross margins as compared to sales of similar products from national brands. Our vertical brands are our second largest brand category, representing $1.7 billion, or approximately 14%, of consolidated net sales in fiscal 2021. We consider our vertical brand strategy to be a key area of opportunity to increase productivity in our stores and online, and we have invested in a research, development and procurement staff to support its growth. Looking forward, we intend to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories, which will provide an opportunity for future growth.
Our Improving Omni-channel Platform and Fulfillment Capabilities
We believe that when our athletes connect with the DICK’S Sporting Goods brand, they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. Like our athletes, we view retail as an omni-channel experience, that seamlessly integrates our stores and online channels.
Our stores remain at the core of our omni-channel platform. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement through interactive in-store elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy-online, pick-up in store or curbside capabilities, and giving direct, live access to well-trained and knowledgeable teammates. In fiscal 2021, approximately 70% of online sales were fulfilled directly by our stores, which serve as localized points of distribution, and they enabled 90% of total sales through online fulfillment and in-person sales.
We continually improve the functionality and performance of our eCommerce sites and mobile app, which has included building a faster and more convenient checkout process with new payment options, greater visibility and accuracy of delivery dates, improved page responsiveness, enhancing integration of our ScoreCard loyalty program, new content development through our Pro Tips platform and localized website experiences. Additionally, we continue to leverage our omni-channel platform, fulfillment centers and our delivery partnership with FedEx, which have enabled us to provide our athletes with faster delivery times. In fiscal 2022, we plan to further improve our digital experience by expanding personalization and other features and enhancements to assist our athletes in finding the right product, at the right time. We also plan to invest in in-store technology to further improve fulfillment efficiency.

Merchandising
The following table sets forth the approximate percentage of our sales attributable to the following categories for the fiscal years presented:

	Fiscal Year
Category	2021	2020	2019
Hardlines (1)	44%	46%	42%
Apparel	34%	33%	35%
Footwear	21%	19%	21%
Other (2)	1%	2%	2%
Total	100%	100%	100%
(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.
(2)Includes our non-merchandise sales categories, including in-store services, shipping revenues, software subscription revenues and credit card processing revenues.
Additional information about our sales categories is included within Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1–Basis of Presentation and Summary of Significant Accounting Policies of this Annual Report on Form 10-K.
Selling Channels
We offer products to our athletes through our retail stores and online, and although we sell through both of these channels, we believe that sales in one channel are not independent of the other. Regardless of the sales channel, we seek to provide our athletes with a seamless omni-channel shopping experience.
Retail Stores
Our DICK’S Sporting Goods, Golf Galaxy and other specialty concept stores, including Public Lands, are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services. Each of our DICK’S Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty shops: Team Sports, Athletic Apparel, Outdoor, Golf, Fitness and Footwear. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, differentiated product selection and customer service of a specialty store. We monitor and evaluate store performance on an ongoing basis and reallocate space in our stores to categories and products that we believe can drive sales growth, including our recent removal of the hunt department from many of our stores, in which we reallocated product space to a localized assortment of categories in an effort to drive growth. In addition, we operate Going Going Gone! stores, through which we are able to improve our clearance optimization and better serve our value athletes.
We seek to expand our presence through the opening of new stores and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our athletes. Over two-thirds of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, which provides us with the opportunity to relocate, close, or renegotiate lease terms for these stores. We plan to opportunistically open new stores in under-served and under-penetrated markets and leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities over the near and intermediate terms as these leases come up for renewal.
eCommerce
Through our websites, we seek to provide our athletes with in-depth product information and the ability to shop with us at any time. We continue to innovate our eCommerce sites and applications with customer experience enhancements, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to provide our athletes with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy-online, pick-up in store and curbside pickup capabilities. Our websites also give us the ability to ship online orders from our retail locations, which reduces delivery times for online orders and improves inventory productivity and availability. eCommerce sales accelerated during the COVID-19 pandemic, increasing 81% since fiscal 2019, while eCommerce penetration has grown from 16% of total net sales in fiscal 2019 to 21% in fiscal 2021.

Purchasing, Distribution and Customer Fulfillment
During fiscal 2021, we purchased merchandise from approximately 1,400 vendors, with Nike, our largest vendor, representing approximately 17% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2021 merchandise purchases. We do not have long-term purchase contracts with any of our vendors; all of our purchases from vendors are made on a short-term purchase order basis.
We currently operate five regional distribution centers which enable us to supply stores with merchandise. Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or stored temporarily. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores, which generally facilitates prompt and efficient distribution to our stores to enhance in-stocks, minimize freight costs and improve inventory turnover. During fiscal 2021, our stores received over 90% of their merchandise through our distribution network; the remaining merchandise was shipped directly to our stores from our vendors.
We leverage our store and distribution center network, three eCommerce fulfillment centers (one owned and two operated by a third-party) and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our athletes and to minimize shipping costs.
Competition
The competition among retailers that sell sporting goods is highly fragmented. We compete with many retailing formats, including large format sporting goods stores, traditional sporting goods stores, specialty stores, mass merchants and department stores, online retailers, and vendors selling directly to consumers through retail stores and online. We seek to attract athletes by offering a wide range of products that enables us to address the needs of all athletes, from beginner to enthusiast, and by utilizing distinctive merchandise presentation in stores to create a unique shopping environment. We also offer superior service both in-store and via a seamless omni-channel experience which includes buy-online, pick-up in store and curbside pickup.
Seasonality
Our business is subject to seasonal influences, including the success of the holiday selling season and the impact of unseasonable weather conditions. Although our highest sales and operating income results have historically occurred in the second and fourth fiscal quarters, our business has increasingly been less affected by seasonal fluctuations in recent years. However, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year.
Proprietary Rights
We have a number of service marks and trademarks registered with the United States Patent and Trademark Office, including various versions of the following: “Alpine Design”, “CALIA”, “DICK’S”, “DICK’S Sporting Goods”, “DSG”, “ETHOS”, “Field & Stream”, “Fitness Gear”, “Golf Galaxy”, “Golfsmith”, “Lady Hagen”, “MAXFLI”, “Nishiki”, “Primed”, “Public Lands”, “Quest”, “ScoreCard”, “ScoreRewards”, “Tommy Armour”, “Top-Flite”, “VRST” and “Walter Hagen”. We also have a number of registered domain names, including “dickssportinggoods.com”, “dicks.com”, “golfgalaxy.com”, “fieldandstreamshop.com”, “publiclands.com”, “goinggoinggone.com”, “calia.com”, “vrst.com”, and “gamechanger.com”. Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. “Risk Factors”.
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

Social Responsibility
We are committed to supporting our teammates professionally and personally, readying our athletes to achieve their personal bests, and saving and rebuilding youth sports in local communities. We sponsor thousands of teams in various sports and support the philanthropic efforts of our private corporate foundation, The DICK’S Sporting Goods Foundation. In partnership with The DICK’S Sporting Goods Foundation, we launched our Sports Matter initiative, a philanthropic effort singularly focused on supporting youth sports, in 2014. Through Sports Matter, we remain committed to raising awareness of the importance of playing sports, while also providing financial support to keep our kids playing the sports they love. Since the establishment of the Sports Matter initiative, the Company and The DICK’S Sporting Goods Foundation have committed over $150 million to keep kids playing sports, helping to save thousands of youth sports teams and giving more than one million young athletes across all 50 states the chance to play. In addition, we donated $30 million to The DICK’S Sporting Goods Foundation in fiscal 2020 to help jump-start youth sports programs struggling to come back from the COVID-19 pandemic.
Human Capital Management
As of January 29, 2022, we employed approximately 17,800 full-time and 33,000 part-time teammates. Total employment figures fluctuate throughout the year and typically peak during the fourth quarter in alignment with the holiday selling season. None of our teammates are covered by a collective bargaining agreement.
As stated in our mission, we strive to create an environment where passionate and skilled teammates thrive. We believe our teammates’ dedication to creating a positive experience for our athletes is what drives our success as a company, and we’re committed to creating a great place to work for our teammates through competitive wages and benefits, promoting teammate safety, health and well-being, providing learning and career development opportunities and promoting diversity, equity and inclusion.
Wages and Benefits
In addition to offering our teammates competitive salaries and wages, we offer comprehensive health and retirement benefits to those eligible, which include all full-time hourly and salaried teammates. We are committed to equal pay for equal work independent of gender and race when establishing and maintaining wages. We achieved a 100% female-to-male unadjusted median pay ratio in fiscal 2021, which we intend to maintain going forward. From an average pay perspective, female pay was at 97% of males across our 50,800 teammates.
Safety, Health and Well-Being
We are committed to ensuring the safety, health and well-being of our teammates. We have robust policies, procedures and training in place to ensure a safe environment across our organization, including a comprehensive crisis management plan that allows us to respond immediately to critical incidents involving people, company assets, our business or our reputation. We provide support to our teammates to enable them to maintain and improve their professional and personal lives, which includes an employee assistance plan, and an onsite health and childcare facility at our Customer Support Center (“CSC”). We also provide opportunities for volunteerism and recently launched our Teammate Relief Fund, which provides monetary support for our teammates and their immediate families during times of unforeseen financial hardship and crises that are beyond their control.
Training and Development
We empower our teammates to develop their careers and provide tools that are necessary for them to reach their personal and professional goals. We have created rotational development programs in various functional disciplines and offer various live and recorded training programs across the organization based on job role and function, including safety, compliance, leadership or other skills, as well as store manager onboarding programs. We also provide tuition reimbursement programs for all eligible teammates to pursue a job-related degree at an accredited college or university, and we offer a part-time MBA program online in partnership with a local university.
Diversity, Equity and Inclusion
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

We have committed to increasing diversity at all levels of our organization, which has included increasing representation of people of color and women on our Board of Directors.
Information About Our Executive Officers
The following table and accompanying narrative sets forth the name, age and business experience of our current Executive Officers as of March 1, 2022:

Name	Age	Position
Edward W. Stack	67	Executive Chairman
Lauren R. Hobart	53	President and Chief Executive Officer
Navdeep Gupta	49	Executive Vice President - Chief Financial Officer
Donald J. Germano	58	Executive Vice President - Stores
Vlad Rak	45	Executive Vice President - Chief Technology Officer
Lee J. Belitsky	61	Executive Vice President
John E. Hayes III	59	Senior Vice President - General Counsel and Secretary
Julie Lodge-Jarrett	46	Senior Vice President - Chief People and Purpose Officer
Edward W. Stack is our Executive Chairman. From 1984 to January 2021, Mr. Stack served as our Chairman and Chief Executive Officer taking over operation of the Company after his father and our founder, Richard “Dick” Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
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
Navdeep Gupta became our Executive Vice President, Chief Financial Officer effective October 1, 2021 and served as our Senior Vice President, Chief Accounting Officer from November 2017 through September 2021. Prior to joining the Company, Mr. Gupta most recently served as the Senior Vice President of Finance at Advance Auto Parts, Inc., where he held numerous leadership roles from 2006 to 2017, including Chief Audit Executive, Vice President of Finance and Treasurer, and Director of Finance. Previously, Mr. Gupta held management roles at Sprint Nextel Corporation (now part of T-Mobile US, Inc.).
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
Vlad Rak became our Chief Technology Officer in April 2020. Prior to joining DICK'S Sporting Goods, Mr. Rak served as Senior Vice President & Chief Technology Officer at Merck from 2019 to 2020. Prior to that, Mr. Rak served as Vice President, Enterprise Architecture, Innovation, Platforms & Portfolio at Nike from 2016 to 2019. Previously, Mr. Rak also held senior technology leadership roles at The Walt Disney Company and Wyndham Worldwide.
Lee J. Belitsky has been an Executive Vice President since 2016 and currently oversees our supply chain, real estate and construction departments, as well as GameChanger. From September 2016 through September 2021, he served as our Executive Vice President - Chief Financial Officer. Mr. Belitsky joined DICK’S Sporting Goods in 1997 as Vice President - Controller and has held a number of roles at DICK’S Sporting Goods. From September 2014 to September 2016, Mr. Belitsky served as Executive Vice President - Product Development and Planning, Allocations and Replenishment; from July 2013 to September 2014, Mr. Belitsky served as Senior Vice President - Product Development; from September 2011 to July 2013, he served as Senior Vice President - Chief Risk and Compliance Officer; from January 2010 to September 2011, he served as Senior Vice President - Strategic Planning and Analysis and Treasury Services; from February 2009 to January 2010, he served as Senior

Vice President - Store Operations and Distribution / Transportation; from April 2006 to February 2009, he served as Senior Vice President - Distribution and Transportation; from December 2005 to April 2006, he served as Vice President - Treasurer; and from December 1997 to December 2005, he served as Vice President - Controller. Prior to joining DICK’S Sporting Goods, Mr. Belitsky was the Chief Financial Officer of Domain, Inc., a Boston-based home furnishings retailer. He also served as Vice President - Controller and Treasurer with Morse Shoe, Inc. and as an Audit Manager with KPMG LLP. Mr. Belitsky has announced his retirement, effective May 1, 2022.
John E. Hayes III became our Senior Vice President - General Counsel and Secretary in January 2015. Prior to joining DICK’S Sporting Goods, Mr. Hayes served as Senior Vice President and General Counsel of Coldwater Creek Inc. from February 2009 to September 2014. During his tenure with Coldwater Creek, Mr. Hayes also served as the Company’s interim Chief Financial Officer from November 2009 to April 2010 and as Senior Vice President, Human Resources from April 2010 to May 2013. Prior to joining Coldwater Creek, Mr. Hayes was engaged for seventeen years in private law practice, most recently as a partner with Hogan & Hartson, LLP, from March 2003 to February 2009. Prior to his legal career, Mr. Hayes practiced as a certified public accountant with KPMG LLP.
Julie Lodge-Jarrett became our Chief People and Purpose Officer in April 2020. Prior to joining DICK’S Sporting Goods, Ms. Lodge-Jarrett spent more than 21 years at Ford Motor Company, most recently serving as Chief Talent Officer. Ms. Lodge-Jarrett held various human resources and organizational development roles during her tenure with Ford, including Chief Learning Officer; Human Resources Director, Global Purchasing; Human Resources Vice President, Greater China; and Human Resources Business Partner & Talent Director, Asia Pacific & Africa.

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Macroeconomic Conditions
Our business is dependent on macroeconomic conditions and consumer discretionary spending in the U.S., and reductions in such spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.
Our business depends on consumer discretionary spending, and our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence and perception of economic conditions; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the conflict in Ukraine) which may cause supply chain disruptions, increase fuel costs and the cost of materials, and create general economic instability; wage and unemployment levels; consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns including the ongoing COVID-19 pandemic. See COVID-19 Update within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact and future potential impact of COVID-19 on our business operations.
Decreases in consumer discretionary spending may result in a decrease in comparable sales, and average value per transaction, which might cause us to increase promotional activities, which will have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, financial results and/or stock price, particularly if consumer spending levels are depressed for a prolonged period of time.
Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.
The market for sporting goods retailers is highly fragmented, intensely competitive, and continually evolving. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores; internet-based and direct-sell retailers; and increasingly from vendors that sell directly to customers. Our competitors include companies that may have greater market presence (both brick and mortar and online), name recognition and financial, marketing and other resources than we do. Further, the ability of consumers to compare prices in real-time puts additional pressure on us to maintain competitive pricing. We rely on a mix of print, television and radio advertisements, as well as search engine marketing, web advertisements, social media platforms and other digital marketing to attract and retain athletes. If we are unsuccessful in marketing and advertising strategies, especially for online and social media platforms, or less successful than our competitors, we could lose athletes and sales could decline, which could have an adverse impact on our revenues, business and results of operations. Furthermore, we cannot be sure that we will be able to continue to effectively compete in our markets due to the disruptions caused by the COVID-19 pandemic or that any of our competitors are not in a better position to either respond to the disruptions caused by the COVID-19 pandemic or capitalize on potential displaced market share, including vendors with whom we compete accelerating their existing efforts to sell directly to consumers. An inability to successfully respond to competitive pressures could have a materially adverse effect on our results of operations or reputation. Our responses to competitive pressures could also have a material effect on our results or reputation, including as it relates to pricing, quality, assortment, advertising, service, locations, and online and in-store shopping experiences.
The COVID-19 pandemic has impacted and is expected to continue to have an impact on our business and results of operations.
The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the overall health of the U.S. economy to deteriorate. Many measures that have been, and in the future may be, periodically implemented to reduce the spread of COVID-19 have adversely affected workforces, customers, consumer sentiment, economies and financial markets.
We are unable to predict the long-term impact that the COVID-19 pandemic will have on our business due to a number of uncertainties, including the duration of the COVID-19 pandemic, the long-term health and economic impact of the COVID-19 pandemic, the success or impact of vaccines and other mitigation or recovery efforts, changes in consumer demand and shopping patterns, and the impact of governmental regulations issued in response to the pandemic. In addition to an increase in eCommerce penetration, the COVID-19 pandemic has driven an increase in demand in certain categories due to the renewed interest and perceived importance of health and fitness, participation in socially-distant and outdoor activities, and a shift toward athletic apparel and active lifestyle products. It is uncertain whether or the extent to which these trends will continue, or whether new trends will emerge as the COVID-19 pandemic continues or after the current impacts of the COVID-19 pandemic subside.
While the COVID-19 pandemic continues, governmental interventions or new outbreaks could, among other things, require that we close some or all of our stores or our distribution and fulfillment centers or otherwise make it difficult or impossible to operate our eCommerce business. Numerous state and local jurisdictions have imposed, and in the future may impose or re-impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have resulted, and in the future may result, in temporary store closures or meaningful decreases in store occupancy levels; work stoppages, slowdowns and delays; inability to consistently procure and maintain sufficient levels of certain in-demand items; disruptions to our supply chain; school closures and remote learning requirements; travel restrictions; and cancellation of events, among other effects, which would likely negatively impact our business. We may also be adversely impacted by the disruption or cancellation of various professional leagues and sporting events, local sports leagues, and other organized youth and adult sports programs as a result of the COVID-19 pandemic. Another period of store closures, changes in consumer behavior, and health concerns causing a reduction in consumer demand for our products and traffic at our stores would likely have a significant adverse effect on our financial condition and results of operations.
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
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein, including risks relating to changes in consumer demand or shopping patterns, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital, our ability to execute our strategic plans, our real estate portfolio, disruptions to our supply chain and third-party delivery service providers, our ability to access adequate quantities of materials and in-demand products, tariffs, and regulatory restrictions. In addition to potential damage to our reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined above may result in our being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on our business, results of operations and financial condition.
Fluctuations in product costs and availability due to inflationary pressures, fuel price uncertainty, supply chain constraints, increases in commodity prices, labor shortages and other factors could negatively impact our business and results of operations.
Our product costs are affected, in part, by the costs of component materials. A substantial increase in the prices of raw materials or decrease in the availability of raw materials could dramatically increase the costs associated with manufacturing the products that we manufacture and that we purchase from our vendors, which could cause the price of our merchandise to increase and could have a negative impact on our sales and profitability. In addition, increases in commodity prices could also adversely affect our results of operations. If we increase the price of our products in order to maintain gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our financial condition and results of operations.

We rely upon various means of third-party transportation to deliver products from vendors and our manufacturing facilities to our distribution centers, from our distribution centers to our stores, and directly to our athletes using our omni-channel platform. Consequently, our results may be affected by those factors affecting transportation, including the price of fuel and the availability of aircraft, ships, trucks, and drivers. The price of fuel and demand for transportation services has fluctuated significantly in recent years, and has resulted in increased costs for us and our vendors. In addition, changes in regulations may result in higher fuel costs through taxation, transportation restrictions or other means. Fluctuations in transportation costs and availability could adversely affect our results of operations.
Labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. In particular, our business is highly dependent on the shipping and trucking industry to deliver products to our distribution centers and our stores. Our results of operations may be adversely affected if we, or our vendors, are unable to secure adequate transportation resources at competitive prices to fulfill our delivery schedules to our distribution centers or our stores. Further, difficulties in moving products manufactured overseas and through the ports of North America, whether due to port congestion, government shutdowns, labor disputes, product regulations and/or inspections or other factors, including natural disasters or health pandemics, could negatively affect our business.
A significant amount of our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, currency exchange rate fluctuations, shipment delays and supply chain disruption and political instability, which could cause our sales and profitability to suffer.
A significant portion of the products that we purchase as well as most of our vertical brand merchandise, is manufactured abroad. Foreign imports subject us to risk relating to changes in import duties quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers’ sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of “most favored nation” status with the U.S., freight cost increases and economic and political uncertainties. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflict in Ukraine, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics and other public health concerns. Specifically, the ramifications of the ongoing COVID-19 pandemic have caused delays in the manufacturing or shipping of products and raw materials. To the extent the COVID-19 pandemic results in continuation or worsening of manufacturing and shipping delays and constraints, our vendors and suppliers will continue to have difficulty obtaining the materials necessary for the production, packaging and delivery of the products we sell, and we will continue to have inventory delays or product shortages in our stores and online.
If any of these or other factors, including trade tensions between the U.S. and foreign nations, including China and Russia, were to cause a disruption of trade from the countries in which our vendors’ supplies or our vertical brand products’ manufacturers are located, our inventory levels may be reduced and/or the cost of our products may increase. We may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. Additionally, we could be impacted by negative publicity or, in some cases, face potential liability to the extent that any foreign manufacturers from whom we directly or indirectly purchase products utilize labor, environmental, workplace safety and other practices that vary from those commonly accepted in the U.S. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

Risks Related to Our Operations and Reputation

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose athletes and our sales may decline.
Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences, and shopping patterns, which cannot be predicted with certainty and are subject to continual change and evolution. We have adopted a fully omni-channel business model, as we strive to deliver a seamless shopping experience to our athletes through both online and in-store shopping experiences. For example, we must meet athletes’ expectations with respect to, among other things, creating appealing and consistent online experiences while also offering localized assortments of merchandise in our stores and online to appeal to local geographic and demographic tastes; offering differentiated and premium products and regionally relevant products; delivering elevated customer service; and providing desirable in-store experiences, fast and reliable delivery, and convenient return options. Our athletes have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. If we are unable to provide an omni-channel shopping experience across all channels that aligns with our athletes’ expectations and preferences, it could have an adverse impact on our revenues, business and results of operations.
We often make advance commitments to purchase products, which may make it more difficult for us to adapt to rapidly-evolving changes in consumer preferences. Furthermore, supply chain challenges due to the COVID-19 pandemic and other factors have made it more difficult to obtain certain in-demand products. Our sales could decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation, profitability and demand. Failure to meet stockholder expectations, particularly with respect to earnings, sales, and operating margins, could also result in volatility in the market value of our stock.
Omni-channel growth in our business is complex and there are risks associated with operating our own eCommerce platform, including those relating to confidential athlete data.
Our internal eCommerce platform allows us to improve the functionality and performance of our website and mobile applications and have more control over the athletes’ online shopping experience with less reliance on third parties. Maintaining and continuing to improve our eCommerce platform involves substantial investment of capital and resources, integrating multiple information and management systems, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the athlete experience. This involves substantial risk, including risk of cost overruns, website downtime and other technology disruptions, supply and distribution delays, and other issues that can affect the successful operation of our eCommerce platform. Technological disruptions can result from delays, or downtime caused by high volumes of users or transactions, deficiencies in design or implementation, platform enhancements, power outages, computer and telecommunications failures, computer viruses, worms, ransomware or other malicious computer programs, denial-of-service attacks, security breaches through cyber-attacks from cyber-attackers or sophisticated organizations, catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our teammates. If we are not able to successfully operate and continually improve our eCommerce platform to provide a user-friendly, secure eCommerce experience offering merchandise and delivery options expected by our athletes, we could be placed at a competitive disadvantage and our reputation, operations, financial results, and future growth could be materially adversely affected.
Our vertical brand offerings and new specialty concept stores expose us to potential increased costs and certain additional risks.
We develop and offer our athletes vertical brand products that are not available from other retailers, and expect to continue growing our exclusive vertical brand offerings. We also may develop and introduce new store concepts and formats. Considerable resources are needed to develop new brands and store concepts and formats, and there is no assurance that these initiatives will be successful. Unexpected or increased costs or delays in development of the brand, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands and shopping patterns regarding sporting goods, or a determination that consumer demand no longer supports the brand or retail concept could cause us to curtail or abandon any of our new brands or new store concepts or formats at any time which could result in asset impairments and inventory write-downs.

Additional risks relating to our vertical brand offerings include increased potential product liability and product recalls for which we do not have third-party indemnification and contractual rights or remedies; increased potential reputational risks related to the responsible sourcing of our vertical brand products; increased costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or otherwise unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.
Harm to our reputation could adversely impact our ability to attract and retain athletes and teammates.
Negative publicity or perceptions involving us or our brands, products, vendors, spokespersons, or marketing and other partners, or failure to detect, prevent, mitigate or address issues giving rise to reputational risk could adversely impact our reputation, business, results of operations, and financial condition, and may adversely impact our ability to attract and retain athletes and teammates. Issues that might pose a reputational risk include: an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability, product recalls, and product boycotts; our handling of issues relating to environmental, social, and governance (“ESG”) matters, including inclusion and diversity, and the transparency of our progress toward ESG goals and initiatives; our response to the COVID-19 pandemic; our social media activity; failure to comply with applicable laws and regulations; our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity spokespersons, influencers or group affiliations; and any of the other risks enumerated in these risk factors. In addition, our sales could be negatively impacted by negative publicity or perception involving professional sports leagues or individual teams, including in relation to decisions made by them in response to the COVID-19 pandemic. Furthermore, the prevalence of social media and a constant, on-demand news cycle may accelerate and in the short-term increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.
Our strategic plans and initiatives may initially result in a negative impact on our financial results and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.
Our ability to successfully implement and execute our strategic plans and initiatives depends on many factors, some of which are out of our control. For example, a strategic determination to increase promotional activities in response to challenging conditions in the retail market may not achieve the desired results and would negatively impact our gross profit margin. Our focus on long-term strategic investments, including investments in our digital capabilities, our eCommerce platform, improvements to the athlete experience in our stores and online, our supply chain, enhancements to our ScoreCard loyalty program, the continued development of our vertical brands and specialty concepts, and improving teammate productivity, may require significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return. Additionally, any new initiative is subject to certain risks, including athlete acceptance, competition, product differentiation, and the ability to attract and retain qualified personnel to support the initiative.
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
The ability to optimize our distribution and fulfillment network, which includes our owned and leased distribution centers and eCommerce fulfillment center, and our stores that serve as forward distribution points, and avoid disruptions, depends on a variety of factors, some of which are beyond our control, including severe weather conditions, natural disasters, health pandemics or other catastrophic events, problems with our information technology systems, labor disagreements or other shipping problems, and general economic and real estate conditions.
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
In addition, we rely on independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our stores and directly to athletes through our eCommerce platform. As noted elsewhere in our risk factors, our use of third-party delivery services for shipments subjects us to various risks, which could impact a shipper’s ability to provide delivery services that adequately meet our shipping needs and satisfy athletes’ expectations. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business, operational results, financial position and cash flows.
Unauthorized disclosure of sensitive or confidential athlete, teammate, vendor or Company information could result in substantial costs and reputational damage, harm our business and standing with our athletes and could subject us to litigation and enforcement actions.
The protection of our data as well as athlete and teammate data is critical. As with most retailers, we collect, receive, store, manage, transmit and delete confidential athlete data, including payment card and personally identifiable information, in the normal course of customer transactions, as well as other confidential and sensitive information, such as personal information about our teammates and our vendors, and confidential Company information. We also work with third-party vendors and service providers that provide technology, systems and services that we use in connection with the collection, storage and transmission of this information. While we have taken significant steps to protect athlete and others’ confidential information, the intentional or negligent actions of third parties, business associates or teammates may undermine our existing security measures and allow unauthorized parties to obtain access to our data systems and misappropriate confidential data. Our information systems, and those of our third-party service providers, are vulnerable to an increasing threat of continually evolving data protection and cyber-security risks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent a future compromise of our athlete transaction processing capabilities and other personal data. Because the techniques used to obtain unauthorized access to, disable, degrade, or sabotage systems change frequently and often are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We have implemented and regularly review and update our systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss.

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
In addition, data governance failures can adversely affect our reputation and business. Our business depends on our customers’ willingness to entrust us with their personal information. Events that adversely affect that trust, including inadequate disclosure to our customers of our uses of their information or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business. Further, the data privacy and cyber-security regulatory environment is constantly changing, with new and increasingly rigorous and complex requirements. Maintaining our compliance with those requirements, including recently enacted state consumer privacy laws, may require significant effort and cost, require changes to our business practices, and limit our ability to obtain data used to provide a personalized customer experience. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage.
Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
We utilize a number of third-party information systems for core system needs of our business, including our use of an independent service provider for electronic payment processing. If any of these systems fail to function properly, it could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. If any of these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.
Our information systems, including our back-up systems, are subject to damage or interruption from power outages; computer and telecommunications failures; computer viruses, worms, ransomware, and other malicious computer programs; denial-of-service attacks; security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations); catastrophic events such as fires, tornadoes, earthquakes and hurricanes; and usage errors by our teammates. Additionally, we have adopted a hybrid remote work environment which relies on the efficiency and functionality of our information systems. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.
We may be unable to attract, train, engage and retain key personnel and teammates.
Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract, retain, train and develop key personnel and qualified teammates in all areas of the organization. Our stores depend significantly on our ability to hire and retain quality teammates, including store managers and sales associates, and our athletes expect a high level of service and product knowledge from our teammates when they visit our stores.
The market for non-entry level personnel, particularly for associates with retail expertise, is highly competitive. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; and our reputation within the labor market. Recently, various legislative movements have sought to increase the federal minimum wage in the United States and the minimum wage in a number of individual states, some of which have been successful at the state level. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage teammates, but also the wages paid to our other hourly teammates.
Should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations. We also compete with other retail businesses for many of our teammates in hourly positions, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market.

In addition, in order to continue to build and enhance our omni-channel platform, we must attract and retain a large number of skilled professionals, including teammates who staff our distribution centers and technology professionals to implement our ongoing technology and other strategic investments. The market for these professionals is increasingly competitive. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract these teammates. Further, changes in market compensation rates may adversely affect our labor costs.
The loss of one or more of our key executives or the inability to successfully attract and retain executive officers or implement effective succession planning strategies could have a material adverse effect on our business.
Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract and retain executive management. All teammates, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our teammates. The loss of any one or more of our executive management, including our President & Chief Executive Officer, Lauren Hobart, or other key personnel could seriously harm our business. Additionally, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success. Furthermore, our success depends on continued service from Edward W. Stack, our Executive Chairman, who began operating the Company in 1984 and continues to oversee our merchandising group and key strategic growth initiatives. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges that we and the industry face. If Mr. Stack no longer serves a role in our business, our results could be materially adversely affected.
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
Unseasonable or extreme weather conditions, alone or together with natural disasters, as well as other catastrophic events, could adversely affect our business and results of operations.
Unseasonable or extreme weather conditions and natural disasters caused by climate change or otherwise and other catastrophic events in the areas in which our stores and/or distribution centers are located could negatively impact consumer shopping patterns, consumer confidence and disposable income, or otherwise could have a negative effect on our financial performance. Our business is susceptible to unseasonable weather conditions, particularly as it relates to seasonal apparel and equipment, which could lead to lost sales or greater than expected markdowns, and adversely affect our short-term results of operations. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of our inventory and thereby reduce our sales and profitability. Weather-related volatility and change may be enhanced or exacerbated as a result of climate change.
In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for customers to travel to our stores. Extreme weather conditions and/or natural disasters, or other catastrophic events in areas where we or our vendors have operations, including our stores and our distribution and eCommerce fulfillment centers, could result in disruption or delay of production and delivery of merchandise and products in our supply chain and cause staffing shortages in our stores, negatively affecting our business and results of operations.

We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Any determination to pay cash dividends on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has recently authorized an additional five-year $2.0 billion share repurchase program, we are not obligated to make any purchases under the program and we may discontinue it at any time. For example, during the first quarter of 2020, the Company briefly suspended the payment of dividends and stock repurchases to bolster its cash position and maximize flexibility in response to uncertainty caused by the COVID-19 pandemic.

Risks Related to Our Class B Common Stock and Other Anti-Takeover Mechanisms

We are controlled by holders of our Class B common stock, whose interests may differ from other stockholders.
Holders of our Class B common stock, who consist of our Executive Chairman, Mr. Edward W. Stack, his relatives and various trusts established for the benefit of their families, control a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of the holders of Class B common stock may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

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
In fiscal 2021, we purchased merchandise from approximately 1,400 vendors. Purchases from Nike represented approximately 17% of our total merchandise purchases. Although in fiscal 2021 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand in a timely manner if there are disruptions in our relationships with key suppliers, which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards, whether as a result of supply chain disruptions (for example, in connection with the COVID-19 pandemic) or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising, which are not guaranteed. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.

We are subject to costs and risks associated with a complex regulatory, compliance and legal environment, including increased or changing laws and regulations affecting our business.
We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our operations and financial results. In recent years, a number of new laws and regulations have been adopted, enforcement of certain existing laws and regulations by federal, state and local agencies has been expanded, and the interpretation of certain laws and regulations have become increasingly complex. Some examples include, changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; and data privacy and cybersecurity. Establishing the necessary internal infrastructure to allow for the monitoring and other compliance requirements required by these new laws and regulations and enforcement efforts requires expenditure of considerable Company resources.
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
Our sales and operating results could be adversely affected by product safety concerns.
If the products that we offer, whether via national brands or our vertical brands, do not meet applicable safety standards or our athletes’ expectations regarding safety, we could experience decreased sales, increased costs, and/or be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Negative customer perceptions regarding the safety and sourcing of the products we sell, and events that give rise to actual, potential, or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Furthermore, reputational damage caused by real or perceived product safety concerns could have a negative impact on our sales and operating results.
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
We sell firearms and ammunition in some of our stores. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and state laws and regulations. Any improper or illegal use by our athletes of ammunition or firearms sold by us could have a negative impact on our reputation and business. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws and regulations as mandated by state and federal law and related to our policies on the sale of firearms and ammunition, or due to lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition.

Our inability or failure to protect our intellectual property rights or any third parties claiming that we have infringed on their intellectual property rights could negatively impact our brand or have a negative impact on our operating results.
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
Our effective income tax rates could be unfavorably impacted by a number of factors, including changes in the valuation of deferred tax assets and liabilities; other changes in applicable tax laws, regulations, treaties, interpretations, and other guidance; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdictions. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.
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

Risks Related to Our Indebtedness and Strategic Transactions

We may pursue strategic alliances, acquisitions or investments and the failure of an alliance, acquisition or investment to produce the anticipated results or the inability to successfully integrate the acquired companies could have an adverse impact on our business.
We continually assess shareholder value and from time-to-time, we may enter into strategic alliances or acquire or invest in complementary companies or businesses. The success of strategic alliances, acquisitions, and investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to such businesses. There can be no assurance that our strategic alliances, acquisitions, or investments will produce the anticipated results within the expected time frame or at all. Strategic alliances, acquisitions, and investments may also result in the diversion of capital and our management's attention from other business issues and opportunities. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business.

Our ability to operate and expand our business and to respond to changing business and economic conditions is dependent upon the availability of adequate capital. In addition to certain restrictions imposed by the terms of our revolving credit facility (“Revolving Credit Facility”), our 3.15% senior notes due 2032 (the “2032 Notes”) and our 4.10% senior notes due 2052 (the “2052 Notes” and together with the 2032 Notes, the “Notes”), weakness in the capital markets could also negatively impact our access to capital.
The operation and growth of our business, including opening new stores, expanding our eCommerce business, implementing long-term initiatives, pursuing strategic acquisitions or investments, and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. Our Revolving Credit Facility contains provisions that limit certain of our subsidiaries’ ability to incur additional unsecured indebtedness, and our Revolving Credit Facility and the indenture that governs our Notes contain provisions that limit the Company’s and certain of our subsidiaries’ ability to incur secured indebtedness and our ability to sell all or substantially all of our assets, in each case subject to a number of exceptions and qualifications, the proceeds of which might otherwise be used to finance our operations. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our Revolving Credit Facility and the holders of our Notes would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient to meet our capital needs, we may have to obtain additional financing. Any future constriction of the credit and public capital markets, including debt markets, or deterioration of our financial condition due to internal or external factors, could restrict or limit our ability to access capital and could increase the cost of financing sources. We may not be able to obtain such refinancing or additional financing on favorable terms or at all. Our liquidity or access to capital could also be adversely affected by unforeseen changes in the financial markets and global economy.
Our indebtedness and liabilities could limit the cash flow available for our operations and we may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take certain actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
Our ability to make scheduled payments on or to refinance our debt obligations, including our $575 million of 3.25% convertible senior notes due 2025 (“Convertible Senior Notes”), $750 million of 2032 Notes and $750 million of 2052 Notes and our $1.6 billion Revolving Credit Facility, will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Convertible Senior Notes, the 2032 Notes, the 2052 Notes or the Revolving Credit Facility. We may not be able to take any of these actions, these actions may not be successful or may not permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.

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

In addition, our Revolving Credit Facility contains certain restrictive covenants, including covenants that limit certain of our subsidiaries’ ability to incur additional unsecured indebtedness, and our Revolving Credit Facility and the indenture that governs our Notes contain provisions that limit the Company’s and certain of our subsidiaries’ ability to incur secured indebtedness and our ability to sell all or substantially all of our assets, in each case subject to a number of exceptions and qualifications, among other things. Any future indebtedness that we may incur may contain, restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
Provisions in the indenture governing the Convertible Senior Notes and the indenture governing the 2032 Notes and the 2052 Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the indenture governing the Convertible Senior Notes and the indenture governing the 2032 Notes and the 2052 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, under the indenture governing the Convertible Senior Notes, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Senior Notes for cash, and if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. Under the indenture governing the 2032 Notes and the 2052 Notes, if a takeover results in a change of control triggering event, then noteholders will have the right to require us to repurchase their 2032 Notes and 2052 Notes for cash equal to 101% of the aggregate principal amount of such notes. In either case, and in other cases, our obligations under the indenture governing the Convertible Senior Notes and the indenture governing the 2032 Notes and the 2052 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the issuance of the Convertible Senior Notes, we entered into privately negotiated convertible note hedge transactions with the hedge counterparties that cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Senior Notes. Concurrently with the entry into the convertible note hedge transactions, we entered into separate, privately negotiated warrant transactions with the hedge counterparties collectively relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, and for which we will receive premiums to partially offset the cost of entering into the hedge transactions.
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

As of January 29, 2022, we operated 861 stores in 47 states. The following table sets forth the number of stores by state:

State	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total
Alabama	14	4	18
Arizona	9	3	12
Arkansas	4	—	4
California	58	7	65
Colorado	16	2	18
Connecticut	11	3	14
Delaware	3	1	4
District of Columbia	1	—	1
Florida	47	8	55
Georgia	24	2	26
Idaho	5	1	6
Illinois	32	6	38
Indiana	19	2	21
Iowa	7	3	10
Kansas	10	2	12
Kentucky	12	1	13
Louisiana	8	1	9
Maine	4	—	4
Maryland	17	2	19
Massachusetts	19	3	22
Michigan	22	4	26
Minnesota	10	4	14
Mississippi	7	—	7
Missouri	14	2	16
Nebraska	4	1	5
Nevada	4	2	6
New Hampshire	7	—	7
New Jersey	19	3	22
New Mexico	4	—	4
New York	43	4	47
North Carolina	32	8	40
North Dakota	1	—	1
Ohio	38	11	49
Oklahoma	8	2	10
Oregon	10	2	12
Pennsylvania	39	10	49
Rhode Island	2	1	3
South Carolina	12	2	14
South Dakota	1	—	1
Tennessee	17	2	19
Texas	46	13	59
Utah	5	1	6
Vermont	2	—	2
Virginia	27	4	31
Washington	16	—	16
West Virginia	6	1	7
Wisconsin	13	3	16
Wyoming	1	—	1
Total	730	131	861

(1)Includes two new DICK’S House of Sport store prototypes which were relocations of former DICK’S Sporting Goods stores.
(2)Includes our Golf Galaxy, Field & Stream and Public Lands stores, as well as the Company’s Going Going Gone! stores, and excludes temporary Warehouse Sale store locations. As of January 29, 2022, we operated 98 Golf Galaxy stores in 35 states, 20 Field & Stream stores in 13 states, 11 Going Going Gone! stores in nine states, and two Public Lands stores in two states. In some markets we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store counts, as applicable. As of January 29, 2022, we operated 28 combo stores.

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

The land on which our CSC is built is subject to an underlying ground lease with Allegheny County Airport Authority, which expires in 2038.

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
As of March 18, 2022, there were 245 and 16 registered shareholders of our common stock and Class B common stock, respectively.
Comparison of 5 Year Cumulative Total Return
The following graph compares the performance of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on January 27, 2017 in our common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

Recent Sales of Unregistered Securities
During the quarter ended January 29, 2022, we issued 66 shares of our unregistered common stock to holders of our convertible senior notes due 2025 (“Convertible Senior Notes”) upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the Convertible Senior Notes in excess of the principal amount converted. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and were offset by the receipt of 65 shares of our common stock pursuant to the exercise of certain convertible note hedge transactions, as described in greater detail in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 10–Convertible Senior Notes.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to common stock repurchases made during the three months ended January 29, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
October 31, 2021 to November 27, 2021	30,588	$117.72	9,572	$603,949,250
November 28, 2021 to January 1, 2022	4,008,983	$109.01	4,007,725	$2,167,067,080
January 2, 2022 to January 29, 2022	2,759,968	$113.17	2,758,911	$1,854,842,388
Total	6,799,539	$110.74	6,776,208

(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under a five-year $1.0 billion share repurchase program authorized by the Board of Directors on June 12, 2019 and under an additional $2.0 billion five-year share repurchase program authorized by the Board of Directors on December 16, 2021.
The information set forth under Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors”.
Business Overview
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Field & Stream, Public Lands, and Going Going Gone! stores, and offer our products both online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Our profitability is primarily influenced by the growth in consolidated same store sales, the strength of our gross margins derived from our omni-channel platform and our ability to manage expenses. We have grown from 676 DICK'S Sporting Goods stores at the end of fiscal 2016 to 730 DICK’S Sporting Goods stores at the end of fiscal 2021. Our current real estate strategy has resulted in a reduction in the rate at which we open new DICK’S Sporting Goods stores in recent years. We intend to continue this strategy over the next few years, which will allow us to continue to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities as leases come up for renewal. We expect that our future real estate strategy will include growth in new retail concepts and experiential store prototypes. We deploy an in-house eCommerce platform, which allows for continued innovation and enhancements to our eCommerce websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to increase athlete engagement, including ship-from-store, buy-online, pick-up in store or curbside and multi-channel marketing campaigns.
Our eCommerce sales penetration to total net sales increased from approximately 12% in fiscal 2016 to approximately 16% in fiscal 2019. Our eCommerce sales growth further accelerated during the COVID-19 pandemic. Compared to fiscal 2019, eCommerce sales increased 81% in fiscal 2021, and eCommerce penetration grew to 21% of total net sales. Approximately 70% of online sales during fiscal 2021 were fulfilled directly by our stores, which serve as localized points of distribution, and our stores enabled over 90% of fiscal 2021 sales through online fulfillment and in-person sales.
COVID-19 Update
Following temporary store closures in the spring of fiscal 2020 due to the COVID-19 pandemic, our differentiated product assortment, supply chain, technological capabilities and omni-channel platform enabled us to capitalize on strong consumer demand as net sales increased 40.5% in fiscal 2021 compared to fiscal 2019. In response to the pandemic, we implemented additional safety and cleaning protocols at our stores, distribution centers and corporate offices, as well as provided a temporary 15% pay premium program to our store and distribution center teammates through the end of fiscal 2020, resulting in $175 million in COVID-related costs. Following the conclusion of our temporary 15% pay premium program, in fiscal 2021 we transitioned these teammates to compensation programs with a longer-term focus, including accelerated annual merit increases and higher wages. Other COVID-related costs decreased significantly beginning in the second quarter of 2021 in consideration of guidance from the Centers for Disease Control and Prevention, resulting in total COVID-related costs of $15 million in fiscal 2021.
The effect that the COVID-19 pandemic may have on our future business remains uncertain, including the long-term economic outlook, inflation and its impact on consumer discretionary spending behavior when the pandemic ends. Additionally, COVID-19 has disrupted global supply chains, including factory closures and port congestion that have resulted in longer transit times and rising container and transportation costs, which we expect will continue to remain elevated in the near term. Although we have successfully managed these challenges thus far, our ability to continue to replenish our inventory to meet current levels of consumer demand could be impacted by further delays or disruptions to the flow of products from our key vendor partners and our vertical brand sources. Our fiscal 2022 outlook contemplates this uncertainty, and we plan to continue to actively manage any impacts of COVID-19 on our business.

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance including:
•Consolidated same store sales performance – Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our current performance. Same store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Same store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the same store sales calculation during the same fiscal period that it commences its 14th full month of operations. Stores that were permanently closed or relocated during the applicable period have been excluded from same store sales results. Each relocated store is returned to the same store sales base during the fiscal period that it commences its 14th full month of operations at the new location. See further discussion of our consolidated same store sales within the “Results of Operations” section herein.
•Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are same store sales, gross profit, and our ability to control selling, general and administrative expenses.
•Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, which include investments in new and existing stores and our eCommerce channel, distribution and administrative facilities, continuous improvements to information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically experience lower operating cash flows in our third fiscal quarter due to inventory purchases in advance of the holiday selling season, which normalizes in our fourth fiscal quarter. See discussion of our fiscal 2021 cash flows compared to fiscal 2020 in the “Liquidity and Capital Resources” section herein.
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

Due to temporary store closures and other actions taken in fiscal 2020 in response to the emergence of the COVID-19 pandemic, our fiscal 2021 operating plan was based on our 2019 results. Accordingly, we have also included comparative results from fiscal 2019 in our discussion of results of operations for fiscal 2021.

Executive Summary
•Net sales increased 28.3% to $12.29 billion in fiscal 2021 from $9.58 billion in fiscal 2020 and increased 40.5% from $8.75 billion in fiscal 2019.
◦Consolidated same store sales increased 26.5% from fiscal 2020, which was on top of a 9.9% consolidated same store sales increase last year. Fiscal 2019 consolidated same store sales increased 3.7%.
◦eCommerce sales increased 81% in the current year compared to fiscal 2019, a 9% decrease compared to fiscal 2020.
•We reported net income of $1.52 billion, or $13.87 per diluted share in fiscal 2021, compared to $530.3 million, or $5.72 per diluted share, during fiscal 2020. Net income was $297.5 million, or $3.34 per diluted share, in fiscal 2019.
◦Net income in the current year included $22.8 million of non-cash interest expense, net of tax, related to our convertible senior notes due 2025 (the “Convertible Senior Notes”) and earnings per diluted share included 11.3 million shares from these notes that are designed to be offset at conversion by our bond hedge, which together decreased earnings per diluted share by $1.83.
◦Net income in fiscal 2020 included $16.0 million of non-cash interest expense, net of tax, related to our Convertible Senior Notes and earnings per diluted share included 3.5 million shares from these notes that are designed to be offset at conversion by our bond hedge, which together decreased earnings per diluted share by $0.40.

◦In fiscal 2021 and fiscal 2020, net income included approximately $15 million and $175 million of pre-tax expenses, or $0.10 and $1.40 per diluted share, net of tax, respectively, of teammate compensation and safety costs resulting from the COVID-19 pandemic.
•In addition, during fiscal 2021, we:
◦Declared and paid $603.0 million in dividends, including quarterly dividends and a special dividend in the amount of $5.50 per share, on our common stock and Class B common stock. The quarterly dividend of $0.4375 per share we paid in the third and fourth quarters represented a 21% increase over our previous quarterly dividend per share;
◦Repurchased 10.79 million shares of common stock under our share repurchase program for a total cost of $1.18 billion; and
◦Issued $1.5 billion of senior unsecured notes and concurrently replaced our revolving credit facility with a new unsecured $1.6 billion revolving credit facility (the “Credit Facility”) as part of our inaugural long-term investment grade debt issuance, ending fiscal 2021 with $2.6 billion of cash and cash equivalents and no borrowings under our Credit Facility.
•The following table summarizes store openings and closings in fiscal 2021 and fiscal 2020:

	Fiscal 2021			Fiscal 2020
	DICK’S Sporting Goods (2)	Specialty Concept Stores (1)	Total	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total
Beginning stores	728	126	854	726	124	850
New stores	6	8	14	7	10	17
Closed stores (3)	4	3	7	5	8	13
Ending stores	730	131	861	728	126	854
Relocated stores	11	1	12	12	3	15

(1)Includes our Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores, and excludes temporary Warehouse Sale store locations. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable.
(2)Includes two new DICK'S House of Sport store prototypes which were relocations of former DICK'S Sporting Goods stores.
(3)Includes our closure and sublease of four Field & Stream stores in fiscal 2020.

Results of Operations
The following table presents, for the fiscal years indicated, selected items in the Consolidated Statements of Income as a percentage of our net sales, as well as the basis point change in percentage of net sales from fiscal 2021 to fiscal 2020 and 2019:

	Fiscal Year			Basis Point Change in Percentage of Net Sales from Prior Year 2020 - 2021(A)	Basis Point Change in Percentage of Net Sales from Two Years Ago 2019 - 2021 (A)
	2021	2020 (A)	2019 (A)
Net sales (1)	100.00%	100.00%	100.00%	N/A	N/A
Cost of goods sold, including occupancy and distribution costs (2)	61.67	68.17	70.81	(650)	(914)
Gross profit	38.33	31.83	29.19	650	914
Selling, general and administrative expenses (3)	21.67	23.98	24.84	(231)	(317)
Pre-opening expenses (4)	0.11	0.11	0.06	—	5
Income from operations	16.55	7.74	4.29	881	1,226
(Gain) loss on sale of subsidiaries (5)	—	—	(0.39)	—	39
Interest expense	0.47	0.51	0.19	(4)	28
Other (income) expense	(0.14)	(0.20)	(0.18)	6	4
Income before income taxes	16.22	7.43	4.66	879	1,156
Provision for income taxes	3.86	1.89	1.26	197	260
Net income	12.36%	5.53%	3.40%	683	896

Other Data:
Consolidated same store sales change (6)	26.5%	9.9%	3.7%
Number of stores at end of period (7)	861	854	850
Total square feet at end of period (in millions) (7)	42.4	42.0	41.8

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
(5) Represents the gain recorded in connection with our sale of two technology subsidiaries, Blue Sombrero and Affinity Sports, in fiscal 2019.

(6) Consolidated same store sales include stores that were temporarily closed during fiscal 2020 as a result of the COVID-19 pandemic. The method of calculating consolidated same store sales varies across the retail industry, including as to the treatment of temporary store closures as a result of the COVID-19 pandemic. Accordingly, our method of calculating this metric may not be the same as other retailers’ methods.
(7) Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores. Excludes temporary locations.

Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and selling, general and administrative expenses, our gross profit rate and selling, general and administrative expenses rate may not be comparable to other retailers. For additional information regarding the types of costs classified within cost of goods sold, selling, general and administrative expenses or any other financial statement line items presented herein, refer to Note 1–Basis of Presentation and Summary of Significant Accounting Policies included in Part IV. Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for the year ended January 29, 2022 (Fiscal 2021) compared to the year ended January 30, 2021 (Fiscal 2020) is presented below. A discussion regarding our financial condition and results of operations for the year ended January 30, 2021 (Fiscal 2020) compared to the year ended February 1, 2020 (Fiscal 2019) can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 24, 2021.
Fiscal 2021 Compared to Fiscal 2020
Net Sales
Net sales were $12.29 billion in fiscal 2021, a 28.3% increase from net sales of $9.58 billion in fiscal 2020, due primarily to a consolidated same store sales increase of $2.45 billion, or 26.5%, after giving effect to last year’s temporary store closures resulting from the COVID-19 pandemic. The remaining $261.6 million increase in net sales was primarily attributable to new and relocated stores. The increase in consolidated same store sales was driven by balanced growth across hardlines, apparel and footwear, and included an 18.8% increase in transactions and a 7.7% increase in sales per transaction. Additionally, our consolidated same store sales increase included an increase in brick and mortar sales of over 42%, while eCommerce sales decreased approximately 9% compared to the prior year, as both channels were impacted by last year’s temporary store closures.
Compared to fiscal 2019, net sales increased approximately 40.5%. This included a 32.6% increase in brick and mortar sales and an 81% increase in eCommerce sales. eCommerce sales penetration as a percentage of net sales increased to approximately 21% in the current year compared to approximately 16% during fiscal 2019. As expected, eCommerce sales penetration decreased in the current year from 30% of net sales in fiscal 2020.
Income from Operations
Income from operations increased to $2,034.5 million in fiscal 2021 from $741.5 million in fiscal 2020 and $375.6 million in fiscal 2019.
Gross profit increased 54.5% to $4,711.9 million in fiscal 2021 from $3,050.7 million in fiscal 2020 and increased as a percentage of net sales by 650 basis points due primarily to higher merchandise margin and occupancy leverage. Merchandise margin increased 407 basis points, which was driven by our differentiated product assortment and disciplined promotional strategy, as well as a favorable sales mix. In addition, merchandise cost increases resulting from higher supply chain and input costs were partially offset by selective price increases during the year. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Our occupancy costs increased $14.2 million compared to fiscal 2020, but increased gross profit as a percentage of net sales by approximately 223 basis points due to the increase in net sales. The remaining increase in gross profit as a percentage of net sales included lower eCommerce shipping expense due primarily to a lower penetration of eCommerce sales compared to the prior year, partially offset by increased freight expenses due to continuing global supply chain disruptions following the start of the COVID-19 pandemic. Gross profit included approximately $23 million of COVID-related compensation and safety costs in fiscal 2020.
Compared to fiscal 2019, gross profit increased approximately 914 basis points as a percentage of net sales, driven primarily by merchandise margin expansion of 626 basis points due to fewer promotions and a write-down of inventory related to the restructuring of our hunt business in fiscal 2019, and occupancy leverage of 336 basis points. These improvements were partially offset by higher freight costs due to the aforementioned global supply chain disruptions.
Selling, general and administrative expenses increased 15.9% to $2,664.1 million in the current year from $2,298.5 million in fiscal 2020, but decreased as a percentage of net sales by 231 basis points due primarily to leverage from the increase in sales. The $365.6 million increase was due primarily to current year cost increases to support the growth in net sales, last year’s operating expense reductions following our temporary store closures and higher incentive compensation expense, partially offset by lower contributions to The DICK’S Sporting Goods Foundation, as fiscal 2020 included a $30 million contribution to help jump-start youth sports programs struggling to return from the COVID-19 pandemic. Selling, general and administrative expenses included approximately $15 million and $152 million of COVID-related costs in fiscal 2021 and fiscal 2020, respectively. Prior year COVID-related costs were net of a $17 million benefit from employee retention tax credits provided by the Coronavirus Aid, Relief and Economic Security Act and included a temporary 15% pay premium program. In the current year, we transitioned store teammates to compensation programs with a longer-term focus, including increasing and accelerating annual merit increases and higher hourly wages, partially offsetting the year-over-year decrease in COVID-related costs.

Compared to fiscal 2019, selling, general and administrative expenses decreased as a percentage of net sales by 317 basis points due primarily to leverage from the increase in net sales, while increasing 22.6% from $2,173.7 million in fiscal 2019. The $490.4 million increase in selling, general and administrative expenses was due primarily to higher payroll and operating expenses incurred to support the increase in net sales, hourly wage rate investments and higher incentive compensation expense. Fiscal 2019 included hunt restructuring charges due to our removal of that department from 440 DICK’S Sporting Goods stores and our exit from eight Field & Stream stores, a non-cash asset impairment and the favorable settlement of a litigation contingency.
Interest Expense
Interest expense increased to $57.8 million in fiscal 2021 compared to $48.8 million in fiscal 2020, due primarily to a full year of interest expense on our Convertible Senior Notes, which were issued in April 2020. Interest expense included non-cash debt discount amortization related to our Convertible Senior Notes of $30.8 million in the current year and $21.6 million in the prior year.
Other Income
Other income decreased to $17.8 million in fiscal 2021 compared to $19.1 million in fiscal 2020. Other income primarily relates to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording a corresponding charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate decreased to 23.8% in the current year from 25.5% in fiscal 2020. The current year effective tax rate was favorably impacted by the vesting of employee equity awards at a higher share price than awards that vested in the prior year.

Liquidity and Capital Resources
Our cash on hand at January 29, 2022 was $2.6 billion, which was further strengthened as a result of our issuance of $1.5 billion investment-grade senior notes. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next 12 months, supplemented by funds available under our new unsecured $1.6 billion Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions, settle all or a portion of the Convertible Senior Notes, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during fiscal 2021.
The following sections describe the potential short and long term impacts to our liquidity and capital requirements.
Leases
We lease all of our stores, three of our distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2033. Over two-thirds of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 7–Leases for additional details.
Revolving Credit Facility
We have available to us a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. As of January 29, 2022, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8–Revolving Credit Facility for additional details.
Senior Notes
As of January 29, 2022, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million of senior notes due 2052 outstanding (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”). Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 9–Senior Notes for additional details.
As of January 29, 2022, the Senior Notes were assigned long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.

Convertible Senior Notes
As of January 29, 2022, we have $575 million principal amount of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per year, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the principal amount of the Convertible Senior Notes in cash to minimize dilution, whether in connection with an early conversion of the Convertible Senior Notes or repayment at maturity in April 2025, using excess cash, free cash flow and borrowings on our Credit Facility.
At January 29, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, the Company has not received any material conversion requests through the filing date of this Annual Report on Form 10-K. There can be no assurance as to the availability of capital to fund such repayments, or to the extent that capital is available through additional debt issuances or refinancing of the Convertible Senior Notes, that such capital will be available on terms that are favorable to us. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 10–Convertible Senior Notes for additional details.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. In fiscal 2021, capital expenditures totaled $308.3 million on a gross basis and $268.1 million on a net basis, which includes tenant allowances provided by landlords.
We anticipate that fiscal 2022 capital expenditures will be in a range of $340 to $365 million, net of tenant allowances provided by landlords. We expect our expenditures to be concentrated on improvements within our existing stores and new store development, as well as on continued investments in technology to enhance our store fulfillment and in-store pickup capabilities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under favorable market conditions. In fiscal 2021, we repurchased approximately 10.79 million shares of our common stock for $1.18 billion. We currently operate under a $2.0 billion share repurchase program that was authorized by the Board of Directors in December 2021. As of January 29, 2022, the available amount remaining under the December 2021 authorization was $1.85 billion.
Any future share repurchase programs are subject to the authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
In fiscal 2021, we paid $603.0 million of dividends to our shareholders, which included a special dividend in the amount of $5.50 per share. On March 7, 2022, our Board of Directors declared an 11% increase in our quarterly cash dividend compared to the previous quarterly per share amount. The dividend of $0.4875 per share of common stock and Class B common stock is payable on March 25, 2022 to stockholders of record as of the close of business on March 18, 2022.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors, including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with several financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. In turn, we settle invoices with the financial institutions in accordance with the original supplier payment terms. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our liability associated with the funded participation in the arrangements, which is presented within accounts payable on the Consolidated Balance Sheet, was $76.0 million and $67.5 million as of January 29, 2022 and January 30, 2021, respectively.

Cash Flows
Changes in cash and cash equivalents for the last three fiscal years are as follows (in millions):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net cash provided by operating activities	$1,616.9	$1,552.8	$404.6
Net cash used in investing activities	(344.0)	(224.2)	(129.3)
Net cash (used in) provided by financing activities	(287.7)	260.0	(319.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	—
Net increase (decrease) in cash and cash equivalents	$985.1	$1,588.7	$(44.3)

Operating Activities
Cash flows provided by operating activities increased $64.1 million in fiscal 2021 compared to fiscal 2020. The increase was primarily due to higher earnings, partially offset by higher cash payments for inventory and accounts payable to replenish inventory following a 11.3% inventory decrease in fiscal 2020, which included precautionary reductions in inventory receipts in response to the COVID-19 pandemic, supply chain constraints and a 9.5% sales increase in fiscal 2020 compared to fiscal 2019. The remaining year-over-year decrease in operating cash flows was primarily due to our fiscal 2020 deferrals of rent payments in response to the COVID-19 pandemic that we paid in fiscal 2021 and qualified payroll tax deferrals and related payments as permitted by the CARES Act.
Investing Activities
Cash used in investing activities for fiscal 2021 was $344.0 million, an increase of $119.8 million compared to the prior year. Gross capital expenditures increased $84.2 million, which included investments to enhance the athlete experience in our existing stores, including merchandise presentation, improving the fitting and lesson experience in our golf business, and store remodel and facility investments. Cash used in investing activities in fiscal 2021 also reflected $45.4 million of deposits and other investing activities, which included progress payments for the purchase of corporate aircraft.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash flows used in financing activities for fiscal 2021 included over $1.1 billion in share repurchases and the payment of a special dividend of $5.50 per share, which was partially offset by our issuance of the Senior Notes that provided net proceeds of approximately $1.5 billion. Prior year cash flows provided by financing activities included precautionary measures we took in response to the COVID-19 pandemic during fiscal 2020, which included activities related to the issuance of the Convertible Senior Notes and the temporary suspension of share repurchases.

Critical Accounting Policies and Use of Estimates
Our significant accounting policies are described in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1–Basis of Presentation and Summary of Significant Accounting Policies. Critical accounting policies are those that we believe are both 1) most important to the portrayal of our financial condition and results of operations and 2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of such policies may result in materially different amounts being reported under different conditions or using different assumptions.
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
Business Development Allowances
Business development allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts we expect to receive from vendors for the purchase of merchandise inventories (“vendor allowances”) are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as cooperative advertising, are recorded as a reduction to the related expense in the period that the expense is incurred. We record estimates of earned allowances based on the latest projected purchase volumes and advertising forecasts.
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
Our goodwill impairment test compares the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of an income approach and a market approach. Estimates may differ from actual results due to, among other things, economic conditions, changes to our business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded to reduce the carrying value of the reporting unit to its fair value. As of January 29, 2022, we had no reporting units at risk of impairment.
Similar to our test for impairment of goodwill, the impairment test for indefinite-lived intangible assets involves comparing their estimated fair values to their carrying values. We estimate the fair value of indefinite-lived intangible assets, which are comprised almost entirely of trademarks and trade names, based on an income approach using the relief-from-royalty method, which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from these types of assets. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, we may be exposed to material losses. We recognize an impairment charge when the estimated fair value of the intangible asset is less than its carrying value. We recorded no such impairments in fiscal 2021 or 2020.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We maintain our Credit Facility to support potential liquidity and capital needs. The interest rate under our current Credit Facility is variable and is benchmarked to, at our option, a base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin percentage. As of January 29, 2022, there were no outstanding borrowings under the Credit Facility, and we did not draw on our current or former Credit Facility during fiscal 2021. Accordingly, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial condition, results of operations or cash flows.
The cash coupons on our Senior Notes and Convertible Senior Notes are fixed. Accordingly interest expense related to these instruments is not affected by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates. The fair value of our debt instruments with fixed interest rates is disclosed in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11–Fair Value Measurements.
Credit Risk
In April 2020, we issued the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we also entered into five-year convertible bond hedges with several parties (“the counterparties”) and/or certain of their affiliates. Subject to the movement in our common stock price, we could be exposed to credit risk arising out of settling the convertible bond hedges. Based on our review of the possible settlements and the credit strength of the counterparties and their affiliates, we believe that we do not have a material exposure to credit risk as a result of these transactions.
Impact of Inflation
Inflationary factors such as increases in the cost of our products, overhead costs or wage rates may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may adversely impact consumer demand or have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with inflation.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 47 through 71 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of January 29, 2022, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this document.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2021, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Inherent Limitations of Control Systems
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies and procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 23, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 23, 2022

ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)Information relative to Directors of the Company will be set forth under the section entitled “Item 1 - Election of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) and is incorporated herein by reference.
(b)Information with respect to Executive Officers of the Company is set forth in Part I, Item 1 “Business.”
(c)Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Stock Ownership” in the 2022 Proxy Statement and is incorporated herein by reference.
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
(e)Information on our audit committee and audit committee financial experts will be set forth under the section entitled “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections entitled “Executive Compensation”, “Compensation Tables”, “Corporate Governance” and “Item 1 - Election of Directors” in the Company’s 2022 Proxy Statement and is incorporated herein by reference. The information under the caption “Executive Compensation - Compensation Committee Report” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required by this Item will be set forth under the caption “Stock Ownership” in the Company’s 2022 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of January 29, 2022, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,674,772	$21.78	8,726,638	(2)
Equity compensation plans not approved by security holders	—		—
Total	3,674,772		8,726,638

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the caption “Transactions with Related Persons” and “Board Independence” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 44 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 77 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
(3)Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 72 to 74 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DICK’S Sporting Goods, Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company's inventory to be exposed to obsolescence or slow-moving merchandise. Inventories, net and the inventory valuation reserve at January 29, 2022, totaled $2.3 billion and $24.4 million, respectively.
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
March 23, 2022

We have served as the Company's auditor since 1998.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$12,293,368	$9,584,019	$8,750,743
Cost of goods sold, including occupancy and distribution costs	7,581,482	6,533,312	6,196,185
GROSS PROFIT	4,711,886	3,050,707	2,554,558
Selling, general and administrative expenses	2,664,083	2,298,534	2,173,677
Pre-opening expenses	13,300	10,696	5,268
INCOME FROM OPERATIONS	2,034,503	741,477	375,613
(Gain) loss on sale of subsidiaries	—	—	(33,779)
Interest expense	57,839	48,812	17,012
Other (income) expense	(17,774)	(19,070)	(15,324)
INCOME BEFORE INCOME TAXES	1,994,438	711,735	407,704
Provision for income taxes	474,567	181,484	110,242
NET INCOME	$1,519,871	$530,251	$297,462
EARNINGS PER COMMON SHARE:
Basic	$18.27	$6.29	$3.40
Diluted	$13.87	$5.72	$3.34
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,183	84,258	87,502
Diluted	109,578	92,639	89,066

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
NET INCOME	$1,519,871	$530,251	$297,462
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(33)	71	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(33)	71	—
COMPREHENSIVE INCOME	$1,519,838	$530,322	$297,462

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 29, 2022	January 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,643,205	$1,658,067
Accounts receivable, net	68,263	53,149
Income taxes receivable	1,978	6,396
Inventories, net	2,297,609	1,953,568
Prepaid expenses and other current assets	95,601	88,470
Total current assets	5,106,656	3,759,650
Property and equipment, net	1,319,681	1,300,265
Operating lease assets	2,044,819	2,149,913
Intangible assets, net	86,767	90,051
Goodwill	245,857	245,857
Deferred income taxes	35,024	51,475
Other assets	202,872	155,648
TOTAL ASSETS	$9,041,676	$7,752,859
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,281,322	$1,258,093
Accrued expenses	620,143	518,134
Operating lease liabilities	480,318	472,670
Income taxes payable	13,464	40,997
Deferred revenue and other liabilities	317,433	260,304
Total current liabilities	2,712,680	2,550,198
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Senior notes	1,481,443	—
Convertible senior notes	449,287	418,493
Long-term operating lease liabilities	2,099,146	2,259,308
Other long-term liabilities	197,534	185,326
Total long-term liabilities	4,227,410	2,863,127
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 115,258,081 issued and 51,988,915 outstanding at January 29, 2022; 113,675,570 issued and 61,194,560 outstanding at January 30, 2021	520	612
Class B common stock, par value $0.01 per share; 40,000,000 shares authorized; 23,620,633 issued and outstanding at January 29, 2022; 23,735,633 issued and outstanding at January 30, 2021	236	237
Additional paid-in capital	1,488,834	1,442,298
Retained earnings	3,956,602	3,064,702
Accumulated other comprehensive loss	(82)	(49)
Treasury stock, at cost; 63,269,166 and 52,481,010 shares at January 29, 2022 and January 30, 2021, respectively	(3,344,524)	(2,168,266)
Total stockholders' equity	2,101,586	2,339,534
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,041,676	$7,752,859

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, February 2, 2019	69,305	$693	24,541	$245	$1,214,287	$2,455,192	$(120)	$(1,766,136)	$1,904,161
Adjustment for cumulative effect from change in accounting principle (ASU 2016-02)	—	—	—	—	—	(7,953)	—	—	(7,953)
Exchange of Class B common stock for common stock	250	2	(250)	(2)	—	—	—	—	—
Exercise of stock options	144	1	—	—	5,564	—	—	—	5,565
Restricted stock vested	853	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(244)	(2)	—	—	(9,468)	—	—	—	(9,470)
Net income	—	—	—	—	—	297,462	—	—	297,462
Stock-based compensation	—	—	—	—	43,493	—	—	—	43,493
Purchase of shares for treasury	(11,052)	(110)	—	—	—	—	—	(402,130)	(402,240)
Cash dividends declared, $1.10 per common share	—	—	—	—	—	(99,420)	—	—	(99,420)
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598
Equity component value of convertible note issuance	—	—	—	—	160,693	—	—	—	160,693
Purchase of convertible note hedge	—	—	—	—	(161,057)	—	—	—	(161,057)
Sale of common stock warrants	—	—	—	—	105,225	—	—	—	105,225
Exchange of Class B common stock for common stock	555	6	(555)	(6)	—	—	—	—	—
Exercise of stock options	781	8	—	—	37,615	—	—	—	37,623
Restricted stock vested	804	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(202)	(3)	—	—	(4,214)	—	—	—	(4,217)
Net income	—	—	—	—	—	530,251	—	—	530,251
Stock-based compensation	—	—	—	—	50,177	—	—	—	50,177
Foreign currency translation adjustment, net of taxes of $(22)	—	—	—	—	—	—	71	—	71
Cash dividends declared, $1.25 per common share	—	—	—	—	—	(110,830)	—	—	(110,830)
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exchange of Class B common stock for common stock	115	1	(115)	(1)	—	—	—	—	—
Exercise of stock options	657	6	—	—	26,342	—	—	—	26,348
Restricted stock vested	1,151	12	—	—	(12)	—	—	—	—
Minimum tax withholding requirements	(341)	(3)	—	—	(32,594)	—	—	—	(32,597)
Net income	—	—	—	—	—	1,519,871	—	—	1,519,871
Stock-based compensation	—	—	—	—	52,800	—	—	—	52,800
Foreign currency translation adjustment, net of taxes of $10	—	—	—	—	—	—	(33)	—	(33)
Purchase of shares for treasury	(10,788)	(108)	—	—	—	—	—	(1,176,258)	(1,176,366)
Cash dividends declared, $7.10 per common share	—	—	—	—	—	(627,971)	—	—	(627,971)
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,519,871	$530,251	$297,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	322,551	326,014	335,746
Impairment of trademark	—	—	28,296
Amortization of convertible note discount and related issuance costs	30,794	21,581	—
Deferred income taxes	16,451	(46,250)	(1,160)
Stock-based compensation	52,800	50,177	43,493
Gain on sale of subsidiaries	—	—	(33,779)
Changes in assets and liabilities:
Accounts receivable	2,011	2,308	400
Inventories	(344,041)	248,707	(377,579)
Prepaid expenses and other assets	(16,047)	3,898	6,401
Accounts payable	37,782	199,295	94,202
Accrued expenses	61,307	108,420	37,826
Income taxes payable / receivable	(23,115)	29,908	(9,314)
Construction allowances provided by landlords	40,195	56,713	37,959
Deferred revenue and other liabilities	20,648	57,795	9,957
Operating lease assets and liabilities	(104,335)	(36,048)	(65,298)
Net cash provided by operating activities	1,616,872	1,552,769	404,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(308,261)	(224,027)	(217,461)
Proceeds from sales of other assets	9,671	—	49,103
Proceeds from sale of subsidiaries, net of cash sold	—	—	40,387
Deposits and other investing activities	(45,389)	(137)	(1,300)
Net cash used in investing activities	(343,979)	(224,164)	(129,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	—	1,291,700	2,263,550
Revolving credit repayments	—	(1,515,800)	(2,039,450)
Proceeds from issuance of convertible senior notes	—	575,000	—
Payments for purchase of bond hedges	—	(161,057)	—
Proceeds from issuance of warrants	—	105,225	—
Transaction costs for debt issuance	(15,268)	(17,396)	—
Proceeds from senior notes, net of debt discount	1,496,671	—	—
Payments on other long-term debt and finance lease obligations	(726)	(826)	(56,851)
Proceeds from exercise of stock options	26,348	37,623	5,565
Minimum tax withholding requirements	(32,597)	(4,217)	(9,470)
Cash paid for treasury stock	(1,144,633)	—	(402,240)
Cash dividends paid to stockholders	(602,964)	(107,404)	(98,312)
(Decrease) increase in bank overdraft	(14,553)	57,209	17,548
Net cash (used in) provided by financing activities	(287,722)	260,057	(319,660)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(33)	71	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	985,138	1,588,733	(44,319)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,658,067	69,334	113,653
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,643,205	$1,658,067	$69,334
Supplemental disclosure of cash flow information:
Accrued property and equipment	$35,903	$26,981	$32,746
Cash paid during the fiscal year for interest	$22,899	$20,517	$16,362
Cash paid during the fiscal year for income taxes	$487,808	$203,082	$123,698
Accrued treasury stock	$31,733	$—	$—

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of January 29, 2022, we operated 730 DICK’S Sporting Goods locations across the United States, serving and inspiring athletes and outdoor enthusiasts to achieve their personal best through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores, and offers its products both online and through mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to the end of January. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal years 2021, 2020 and 2019 ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively. All fiscal years presented include 52 weeks of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash and cash equivalents are stated at fair value, which approximates cost.
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 29, 2022 and January 30, 2021 include $96.6 million and $111.2 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
Accounts Receivable
Accounts receivable primarily consist of amounts due from vendors and landlords. The Company’s allowance for credit losses totaled $3.2 million and $2.7 million at January 29, 2022 and January 30, 2021, respectively.
Inventories
Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances totaling $86.1 million and $101.3 million at January 29, 2022 and January 30, 2021, respectively.

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
For leasehold improvements and property and equipment under finance lease agreements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made after lease commencement are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. The Company recognized depreciation expense of $315.7 million, $317.5 million and $307.2 million, in fiscal 2021, 2020 and 2019, respectively.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets and assesses whether the carrying values have been impaired whenever events and circumstances indicate that the carrying values of these assets may not be recoverable based on estimated undiscounted future cash flows. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus eventual net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. The related impairment expense is recorded within selling, general and administrative expenses on the Consolidated Statements of Income.
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
Intangible Assets
Intangible assets consist of both indefinite-lived and finite-lived assets. The majority of the Company’s intangible assets are indefinite-lived, consisting primarily of trademarks and acquired trade names, which the Company tests annually for impairment, or whenever circumstances indicate that a decline in value may have occurred, using Level 3 inputs. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method.
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
Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding for a period, plus the effect of dilutive potential common shares outstanding using the treasury stock method. Dilutive potential common shares include shares the Company could be obligated to issue related to its stock-based awards, such as stock options, restricted stock and restricted stock units, and its Convertible Senior Notes and warrants (see Note 10–Convertible Senior Notes for further discussion).
Stock-Based Compensation
The Company has the ability to grant teammates a number of different stock-based awards, including restricted shares of common stock, restricted stock units and stock options to purchase common stock, under the DICK’S Sporting Goods, Inc. Amended and Restated 2012 Stock and Incentive Plan (the “2012 Plan”). The Company records stock-based compensation expense based on the fair value of stock awards at the grant date and recognizes the expense over the employees’ service periods.
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
Deferred Revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon their redemption. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. During the fiscal years ended January 29, 2022 and January 30, 2021, the Company recognized $19.5 million and $18.3 million of gift card breakage revenue, respectively, and experienced approximately $87.2 million and $74.7 million of gift card redemptions in fiscal 2021 and fiscal 2020, respectively, that had been included in its gift card liability as of January 30, 2021 and February 1, 2020, respectively. Based on the Company’s historical experience, the majority of gift card revenue is recognized within 12 months of deferral. The cards have no expiration date.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
See Note 6–Deferred Revenue and Other Liabilities for additional information regarding the amount of these liabilities at January 29, 2022 and January 30, 2021.
Net sales by category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the last three fiscal years (in millions):

	Fiscal Year
	2021	2020	2019
Hardlines (1)	$5,407.9	$4,428.5	$3,695.2
Apparel	4,131.2	3,180.2	3,109.0
Footwear	2,562.8	1,834.3	1,811.4
Other (2)	191.5	141.0	135.1
Total net sales	$12,293.4	$9,584.0	$8,750.7

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
Advertising Costs
Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $410.9 million, $293.4 million and $338.7 million for fiscal 2021, 2020 and 2019, respectively.
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
•If the Company is deemed to have control of the underlying asset prior to lease commencement, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is recorded within deferred revenue and other liabilities on the Consolidated Balance Sheets, which is amortized as rent expense on a straight-line basis over the term of the lease. The Company reports the amount of cash received for the construction allowance as construction allowance receipts within the financing activities section of its Consolidated Statements of Cash Flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as proceeds from sale leaseback transactions within the investing activities section of its Consolidated Statements of Cash Flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.
Leases
The Company determines whether a contract is or contains a lease at contract inception. Operating lease assets and liabilities are recognized at the lease’s commencement date based on the present value of remaining fixed lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at a lease’s commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made, net of lease incentives, and initial direct costs incurred.
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
COVID-19 Update
The pandemic caused by the coronavirus and its variants (“COVID-19”) continues to evolve. The effect that the COVID-19 pandemic may have on the Company’s future business remains uncertain, including the long-term economic outlook, inflation and its impact on consumer discretionary spending behavior when the pandemic ends. Additionally, the COVID-19 pandemic has disrupted global supply chains, including factory closures and port congestion that have resulted in longer transit times and rising container and transportation costs. Although the Company has successfully managed these challenges thus far, the Company’s ability to continue to replenish its inventory to meet current levels of consumer demand could be impacted by further delays or disruptions to the flow of products from key vendor partners and vertical brand sources. Accordingly, the Company cannot estimate the full impact that the COVID-19 pandemic may have on its financial condition and future results of operations, and it will continue to actively monitor its impact to the Company’s business.

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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which required an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about an entity’s leasing arrangements. ASU 2016-02 was effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which affected certain aspects of the previously issued guidance. Amendments included an additional transition option that allowed entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors.
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
Adoption of these standards did not materially affect the Company’s consolidated net income or cash flows, but resulted in the recognition of $2.5 billion of lease assets and $3.1 billion of lease liabilities as of February 3, 2019. In connection with the adoption, pre-existing liabilities for deferred rent and various lease incentives were reclassified as a component of the lease assets. Accordingly, the Company recorded an $8.0 million adjustment to opening retained earnings in fiscal 2019, primarily resulting from the impairment of lease assets recognized at adoption.
Recently Issued Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU can be applied anytime between the first quarter of fiscal 2020 and the fourth quarter of fiscal 2022 and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The Company’s primary association with LIBOR was through interest rates applicable to loans under the former revolving credit facility, which was terminated in January 2022 and replaced with a new revolving credit facility that uses an adjusted secured overnight financing rate (“SOFR”). See Note 8–Revolving Credit Facility for additional details. Accordingly, the impact of Topic 848 on the Company's financial statements and related disclosures is not expected to be significant.
Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, as the treasury stock method will no longer be permitted for convertible instruments.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company adopted ASU 2020-06 as of the first day of fiscal 2022 using the modified retrospective approach, which will result in the following adjustments to the Consolidated Balance Sheet (in millions):

	Last Day of Fiscal 2021	Adoption of ASU 2020-06	First Day of Fiscal 2022
Balance sheet line item
Convertible Senior Notes due 2025	$449.3	$114.0	$563.3
Net deferred tax assets	$35.0	$(29.3)	$5.7
Additional paid-in capital	$1,488.8	$(119.0)	$1,369.8
Retained earnings	$3,956.6	$34.2	$3,990.8
After adopting ASU 2020-06, the Company’s Convertible Senior Notes due 2025 (the “Convertible Senior Notes”) will be reflected entirely as a liability since the embedded conversion feature will no longer be separately presented within stockholders’ equity, eliminating the non-cash debt discount. Accordingly, the Company expects that fiscal 2022 earnings will not include $27.4 million of pre-tax non-cash interest expense that was incurred in fiscal 2021, decreasing the effective interest rate on the Convertible Senior Notes from 11.6% to 3.9%.
Despite the Company’s intention to settle the principal amount of the Convertible Senior Notes in cash, the application of the if-converted method requires earnings per diluted share to reflect the assumed share conversion of the Convertible Senior Notes, which was 17.5 million dilutive shares as of January 29, 2022. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its earnings per diluted share.

2. Earnings per Common Share

The computations for basic and diluted earnings per common share were as follows for the fiscal years presented below (in thousands, except per share data):

	2021	2020	2019
Net income	$1,519,871	$530,251	$297,462
Weighted average common shares outstanding - basic	83,183	84,258	87,502
Dilutive effect of stock-based awards	6,503	4,185	1,564
Dilutive effect of Convertible Senior Notes	11,332	3,460	—
Dilutive effect of warrants	8,560	736	—
Weighted average common shares outstanding - diluted	109,578	92,639	89,066
Earnings per common share - basic	$18.27	$6.29	$3.40
Earnings per common share - diluted	$13.87	$5.72	$3.34
Stock-based awards excluded from diluted shares	42	1,688	2,990
For fiscal years 2021 and 2020, the dilutive effect of the Convertible Senior Notes included approximately 11.3 million and 3.5 million shares, respectively, that are designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding. See Note 10–Convertible Senior Notes.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Property and Equipment

Property and equipment are recorded at cost and consist of the following as of the end of the fiscal years presented below (in thousands):

	2021	2020
Buildings and land	$332,207	$328,417
Leasehold improvements	1,846,630	1,729,239
Furniture, fixtures and equipment	1,246,138	1,158,691
Computer software	508,870	460,004
Total property and equipment	3,933,845	3,676,351
Less: accumulated depreciation and amortization	(2,614,164)	(2,376,086)
Net property and equipment	$1,319,681	$1,300,265

The amounts above include construction in progress of $39.8 million and $69.2 million for fiscal 2021 and 2020, respectively.

4.  Goodwill and Intangible Assets

Goodwill
The carrying amount of goodwill for fiscal 2021 and fiscal 2020 was $245.9 million, which is recorded net of $111.3 million in accumulated impairments. No impairment charges were recorded against goodwill in fiscal 2021, 2020, or 2019.
Intangible Assets
The components of intangible assets were as follows as of the end of the fiscal years presented below (in thousands):

	2021		2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$61,315	$—	$61,315	$—
Trade names (indefinite-lived)	15,660	—	15,660	—
Customer lists	18,195	(14,032)	18,195	(11,604)
Acquired technology and other finite-lived intangible assets	12,016	(12,016)	12,016	(10,773)
Other indefinite-lived intangible assets	5,629	—	5,242	—
Total intangible assets	$112,815	$(26,048)	$112,428	$(22,377)

The Company had indefinite-lived and finite-lived intangible assets, net of accumulated amortization, of $82.6 million and $4.2 million, respectively, as of January 29, 2022 and $82.2 million and $7.8 million, respectively, as of January 30, 2021. Amortization of the Company’s finite-lived intangible assets was $3.7 million, $4.3 million, and $5.3 million in fiscal 2021, 2020, and 2019, respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company expects to recognize amortization expense on existing finite-lived intangible assets as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2022	$2,428
2023	1,544
2024	191
Total	$4,163

5. Accrued Expenses

Accrued expenses consist of the following as of the end of the fiscal years presented below (in thousands):

	2021	2020
Payroll, withholdings and benefits	$297,409	$270,895
Real estate taxes, utilities and other occupancy costs	88,860	78,836
Property and equipment	35,903	26,981
Treasury stock	31,733	—
Sales tax	30,540	30,175
Other	135,698	111,247
Total accrued expenses	$620,143	$518,134

6. Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities consist of the following as of the end of the fiscal years presented below (in thousands):

	2021	2020
Current:
Deferred gift card revenue	$209,763	$173,786
Customer loyalty program	46,071	41,600
Other	61,599	44,918
Total current deferred revenue and other liabilities	$317,433	$260,304
Long-term:
Deferred compensation	$150,825	$125,696
Other	46,709	59,630
Total other long-term liabilities	$197,534	$185,326

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of lease cost for the following fiscal years presented below were as follows (in thousands):

	2021	2020	2019
Operating lease cost	$574,929	$584,392	$590,381
Short-term lease cost	14,588	10,625	7,579
Variable lease cost	114,664	119,007	119,452
Sublease income	(11,571)	(10,798)	(5,135)
Total lease cost	$692,610	$703,226	$712,277

Supplemental cash flow information related to operating leases for the following fiscal years are presented below (in thousands):

	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$679,289	$620,529	$655,679
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$368,515	$299,619	$244,153
Supplemental balance sheet information related to operating leases were as follows:

	January 29, 2022	January 30, 2021
Weighted average remaining lease term for operating leases	6.09 years	6.40 years
Weighted average discount rate for operating leases	5.82%	6.44%

Future maturities of operating lease liabilities were as follows as of January 29, 2022 (in thousands):

Fiscal Year
2022	$667,879
2023	593,898
2024	499,459
2025	402,644
2026	314,492
Thereafter	575,587
Total future undiscounted lease payments	3,053,959
Less: imputed interest	(474,495)
Total reported lease liability	$2,579,464

The Company has entered into operating leases, primarily related to future store locations, that have not yet commenced. As of January 29, 2022 the future minimum payments on these leases approximated $39.0 million.
The Company acts as sublessor on several operating leases. As of January 29, 2022, total future minimum rentals under non-cancellable subleases approximated $62.0 million.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Revolving Credit Facility
On January 14, 2022, the Company terminated its existing $1.855 billion revolving credit facility and entered into a new credit agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, providing for $1.6 billion in unsecured revolving credit capacity (the “Credit Facility”), of which up to $75.0 million is available for letters of credit. The Credit Facility matures on January 14, 2027, subject to extensions permitted under the Credit Agreement, and allows for $500.0 million in additional incremental borrowing capacity, subject to existing or new lenders agreeing to provide such additional revolving commitments.
The loans under the Credit Facility bear interest at an alternate base rate or an adjusted SOFR plus, in each case, an applicable margin of 0.125% with respect to the alternate base rate and 1.125% with respect to the adjusted SOFR as of January 29, 2022, which is subject to adjustment based on the Company’s public debt rating. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The unused portion of the Credit Facility is subject to a commitment fee of 0.11% per year as of January 29, 2022, which is adjusted based on the Company’s public debt rating. There were no borrowings outstanding under the Company’s revolving line of credit agreements at January 29, 2022 or January 30, 2021. After adjusting for outstanding letters of credit of $16.1 million, the Company’s total remaining borrowing capacity under the Credit Facility was $1.58 billion at January 29, 2022.
The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of the Company’s non-guarantor subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. The Credit Agreement also contains a maximum lease-adjusted leverage ratio covenant. The Company was in compliance with all covenants of the Credit Agreement at January 29, 2022.

9. Senior Notes
Key Terms
On January 14, 2022, the Company issued $750.0 million aggregate principal amount of 3.15% senior notes due 2032 (the “2032 Notes”) and $750.0 million aggregate principal amount of 4.10% senior notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “Senior Notes”). The Senior Notes were issued under a base indenture, dated as of January 14, 2022 (the “Base Indenture”), as supplemented by a supplemental indenture, dated as of January 14, 2022 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), in each case by and between the Company and U.S. Bank National Association, as trustee. The Notes are unsecured, unsubordinated obligations of the Company and rank equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated debt and other obligations. The Company is required to pay interest on the Senior Notes semi-annually, in arrears, on January 15 and July 15 of each year, commencing on July 15, 2022.
Net Proceeds and Carrying Values
Net proceeds from the issuance of the Senior Notes totaled approximately $1.5 billion, after deducting the applicable discount. The Company also incurred approximately $15.3 million in offering expenses, including underwriting fees, related to the issuance of the Senior Notes. Together, the discount, underwriting fees and offering expenses will be amortized over the respective terms of the Senior Notes using the effective interest method. The effective interest rate on the 2032 Notes is 3.28%, and the effective interest rate on the 2052 Notes is 4.18%.
The carrying values of the Senior Notes were as follows at January 29, 2022 (in millions):

	2032 Notes	2052 Notes	Total
Principal	$750.0	$750.0	$1,500.0
Discounts and issuance costs	(8.3)	(10.3)	(18.6)
Carrying amount	$741.7	$739.7	$1,481.4

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Redemption
The Company may redeem the Senior Notes, at its option, in whole or in part, at any time and from time-to-time prior to (i) in the case of the 2032 Notes, October 15, 2031 (the date that is three months before the maturity date of the 2032 Notes), and (ii) in the case of the 2052 Notes, July 15, 2051 (the date that is six months before the maturity date of the 2052 Notes) (the applicable date with respect to each such series of Senior Notes, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the Supplemental Indenture plus accrued and unpaid interest to, but excluding, the redemption date. In addition, on or after the Applicable Par Call Date, the Company may redeem either series of the Senior Notes, at its option, in whole or in part, at any time and from time-to-time, at a redemption price equal to 100% of the principal amount of the Senior Notes of such series to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
Change in Control
In the event of certain change of control triggering events with respect to the Senior Notes of either series (subject to certain exceptions), the Company will be required to make an offer to each holder of the applicable Notes of such series to repurchase all or part of its Senior Notes of such series at a purchase price in cash equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.
Covenants
The Indenture contains certain covenants that, among other things, restrict the Company’s and certain of its subsidiaries’ ability to incur certain indebtedness secured by liens on certain assets and limit the ability of the Company to make certain fundamental changes, in each case subject to a number of exceptions and qualifications described in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable, as applicable. The Company was in compliance with its covenants at January 29, 2022.

10. Convertible Senior Notes

Overview
In April 2020, the Company closed on an aggregate $575.0 million of 3.25% Convertible Senior Notes due 2025, including the exercise of the full $75.0 million over-allotment option, receiving proceeds of $557.6 million, net of $17.4 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 and mature on April 15, 2025, unless earlier repurchased, redeemed or converted.
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
As of January 29, 2022, the conversion rate for the Convertible Senior Notes was 30.5068, which represents a conversion price of $32.78 per share. The difference between the initial conversion rate and the conversion rate as of January 29, 2022 is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the Convertible Senior Notes. Because the closing price of the Company’s common stock of $113.19 at the end of fiscal 2021 exceeded the conversion price of $32.78, the if-converted value exceeded the principal amount of the Convertible Senior Notes by approximately $1.4 billion at January 29, 2022. As described below, the Company entered into convertible note hedge transactions, which are expected to reduce the potential dilution with respect to the Company’s common stock upon conversion of the Convertible Senior Notes.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon conversion, the Company may settle the Convertible Senior Notes for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option. The Company also has the ability to irrevocably elect to settle the Convertible Senior Notes in cash without amending the indentures or the Convertible Senior Notes themselves. The Company currently intends to settle the principal amount of the Convertible Senior Notes in cash and any conversion premium in shares of its common stock.
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
Financial Statement Impacts
The difference between the principal amount of the Convertible Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortizes to interest expense using an effective interest rate of 11.6%. During fiscal 2021 and fiscal 2020, the Company recognized $49.5 million and $36.4 million, respectively, of total interest expense related to the Convertible Senior Notes, of which $30.8 million and $21.6 million, respectively, was attributed to non-cash amortization of the debt discount. See Note 1–Basis of Presentation and Summary of Significant Accounting Policies for details on how the Company will change its accounting for the Convertible Senior Notes beginning in fiscal 2022.
A summary of the composition of the net carrying values of the liability and equity components of the Convertible Senior Notes as of the end of the following fiscal years is presented below (in millions):

	2021	2020
Principal	$575.0	$575.0
Debt discount	(125.7)	(156.5)
Carrying amount	$449.3	$418.5
Equity component (*)	$160.7	$160.7
(*) Presented within additional paid-in capital on the Consolidated Balance Sheets.
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
At January 29, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, the Company has not received any material conversion requests through the filing date of this Annual Report on Form 10-K.
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
Convertible Note Hedge and Warrant Transactions
In connection with the sale of the Convertible Senior Notes, the Company purchased a bond hedge designed to mitigate the potential dilution to shareholders from the conversion of the Convertible Senior Notes. Under the five-year term of the bond hedge, upon a conversion of the bonds the Company will receive shares of common stock equal to the shares issued under the conversion feature of the Convertible Senior Notes. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Senior Notes, and that the Company would receive under the bond hedge, is equal to the number of shares underlying the Convertible Senior Notes, or approximately 17.5 million shares at January 29, 2022.
The cost of the bond hedge was partially offset by the Company’s sale of warrants to acquire approximately 17.5 million shares of the Company’s common stock. The warrants were initially exercisable at a price of at least $52.42 per share and are subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. As of January 29, 2022, the warrants were exercisable at a price of at least $48.56 per share. The difference between the initial and current exercise price is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the warrants.
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
Upon their issuance in April 2020, the Company recorded a deferred tax liability of $42.7 million related to the debt discount associated with the Convertible Senior Notes and a deferred tax asset of $42.8 million related to the convertible note hedge transactions. The deferred tax liability and deferred tax asset are recorded in deferred income taxes on the Consolidated Balance Sheets.

11. Fair Value Measurements

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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring
The Company records in its Consolidated Balance Sheets deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans, as discussed in Note 15–Retirement Savings Plans. As of January 29, 2022 and January 30, 2021, the fair value of the Company’s deferred compensation plans was $150.8 million and $125.7 million, respectively, as determined by quoted prices in active markets.
The Company discloses the fair value of its Senior Notes and Convertible Senior Notes using Level 2 inputs which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in millions):

	January 29, 2022		January 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes due 2025	$449.3	$2,016.3	$418.5	$1,181.5
2032 Notes	$741.7	$733.1	$—	$—
2052 Notes	$739.7	$711.3	$—	$—
The carrying value of the Convertible Senior Notes exclude amounts classified within additional paid-in capital and any unamortized discounts. See Note 10–Convertible Senior Notes for additional information.
Due to the short-term nature of the following instruments, the fair values of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at both January 29, 2022 and January 30, 2021.
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
In fiscal 2019, the Company incurred restructuring charges of $57.7 million in connection with the planned removal of hunt category merchandise from the majority of DICK’S Sporting Goods stores, which included a $28.3 million non-cash impairment charge to reduce the carrying value of a trademark associated with its hunt business to its estimated fair value, a $7.4 million non-cash impairment of store assets, a $13.1 million write-down of hunt inventory and an $8.9 million charge related to its exit from eight Field & Stream stores, which were subleased to Sportsman’s Warehouse, Inc. With the exception of the write-down of hunt inventory, which was included within cost of goods sold, the restructuring charges were included within selling, general and administrative expenses on the Consolidated Statements of Income.

12. Stockholders' Equity
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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends per Common Share
On August 19, 2021, the Company’s Board of Directors authorized and declared a special dividend in the amount of $5.50 per share (the “Special Dividend”) on the Company's Common Stock and Class B Common Stock, which was paid on September 24, 2021 to stockholders of record at the close of business on September 10, 2021. Including the Special Dividend, the Company declared and paid aggregate cash dividends of $7.10, $1.25 and $1.10 per share of common stock and Class B common stock during fiscal 2021, 2020 and 2019, respectively, which resulted in cash payments for dividends of $603.0 million, $107.4 million and $98.3 million, respectively.
Treasury Stock
As of January 30, 2021, the Company had approximately $1.031 billion collectively remaining under two five-year $1.0 billion share repurchase programs originally authorized by its Board of Directors on March 16, 2016 and June 12, 2019, respectively. Both the 2016 and 2019 programs were exhausted in fiscal 2021. On December 16, 2021, the Company’s Board of Directors authorized an additional five-year share repurchase program of up to $2.0 billion of its common stock, which the Company may suspend or discontinue at any time.
Total shares repurchased and amounts paid (inclusive of $31.7 million of cash settlements made in the first week of fiscal 2022) under the Company’s current and prior authorizations during the last three fiscal years are presented below (in thousands):

	Fiscal Year
	2021	2020	2019
Shares of common stock repurchased	10,788	—	11,052
Treasury stock acquired during the fiscal year	$1,176,366	$—	$402,240

As of January 29, 2022, the Company had $1.855 billion remaining under the December 2021 authorization.

13. Income Taxes

Provision for Income Taxes
The components of the provision for income taxes are as follows for the fiscal years presented (in thousands):

	2021	2020	2019
Current:
Federal	$364,997	$185,197	$87,263
State	93,119	42,537	24,139
Total current provision	458,116	227,734	111,402
Deferred:
Federal	15,992	(37,376)	(606)
State	459	(8,874)	(554)
Total deferred provision	16,451	(46,250)	(1,160)
Total provision	$474,567	$181,484	$110,242

The Company’s effective income tax rate differs from the federal statutory rate as follows for the fiscal years presented:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.0%	3.6%	4.6%
Excess tax (benefit) expense related to stock-based compensation	(1.2)%	0.6%	(0.1)%
Other permanent items	—%	0.3%	1.5%
Effective income tax rate	23.8%	25.5%	27.0%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the end of the fiscal years presented (in thousands):

	2021	2020
Operating lease liabilities	$683,205	$718,349
Inventory	32,901	29,744
Employee benefits and withholdings	54,610	56,245
Stock-based compensation	16,810	18,123
Gift cards	16,448	16,474
Deferred revenue currently taxable	1,398	1,948
Other accrued expenses not currently deductible for tax purposes	14,655	12,304
Net operating loss carryforward	332	527
Non income-based tax reserves	6,089	4,107
Capital loss carryforward	909	920
Uncertain income tax positions	511	497
Insurance	2,194	2,486
Convertible senior notes	1,396	1,382
Other	712	832
Total deferred tax assets	832,170	863,938
Operating lease assets	(530,700)	(553,997)
Property and equipment	(230,198)	(217,204)
Inventory valuation	(23,401)	(26,298)
Intangibles	(8,475)	(7,880)
Prepaid expenses	(2,992)	(4,338)
Other	(1,380)	(2,746)
Total deferred tax liabilities	(797,146)	(812,463)
Net deferred tax asset	$35,024	$51,475

The deferred tax asset from net operating loss carryforwards of $0.3 million represents state net operating losses, which expire in 2034. The net deferred tax asset balances at January 29, 2022 and January 30, 2021 were included within long-term assets on the Consolidated Balance Sheets.
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
Unrecognized Tax Benefits
The following table provides a reconciliation of the Company’s total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2021	2020	2019
Beginning of fiscal year	$1,058	$2,786	$4,318
Increases as a result of tax positions taken in a prior period	193	35	422
Decreases as a result of tax positions taken in a prior period	—	—	(1,532)
Decreases as a result of settlements during the current period	(193)	(1,380)	(422)
Reductions as a result of a lapse of statute of limitations during the current period	—	(383)	—
End of fiscal year	$1,058	$1,058	$2,786
The balance at January 29, 2022 includes $0.8 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 29, 2022, the Company’s total liability for uncertain tax positions, including $1.4 million for interest and penalties, was approximately $2.4 million. During fiscal 2021, 2020 and 2019, the Company recorded $0.1 million, $0.1 million and $0.3 million, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2022.
On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, promulgated various income tax provisions, including but not limited to, modifications for net operating losses, an accelerated time frame for refunds associated with prior minimum taxes and modifications of the limitation on business interest. The CARES Act also provides for refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and the deferral of the employer-paid portion of social security taxes. Through January 30, 2021, employee retention tax credits provided under the CARES Act reduced the Company’s operating expenses by approximately $17.4 million, substantially all of which related to wages and benefits the Company paid to teammates during the period of its temporary store closures earlier in the fiscal year. In addition, the Company deferred qualifying payroll and other tax payments of approximately $53.2 million in fiscal 2020 as permitted by the CARES Act, of which $26.4 million was paid in fiscal 2021, with the remainder classified within current liabilities at January 29, 2022 as it is due later in fiscal 2022.
Audits
The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2019 and all prior tax years. For tax years 2020 and 2021, the Company was accepted into the CAP Bridge phase during which it is not the intent of the IRS to examine the tax return. Acceptance into the Bridge phase is based on a taxpayers low risk of noncompliance and having few, if any, material issues. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2017.

14. Stock-Based Compensation

The Company has the ability to grant restricted shares of common stock, restricted stock units and options to purchase common stock under the 2012 Plan, under which 8,726,638 shares of common stock were available for the future issuance of awards at the end of fiscal 2021. The following table provides total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2021	2020	2019
Stock option expense	$5,338	$6,186	$6,286
Restricted stock expense	47,462	43,991	37,207
Total stock-based compensation expense	$52,800	$50,177	$43,493
Total related tax benefit	$9,927	$10,443	$9,620
Stock Options
Historically, the Company has granted stock options to certain team members, which vested 25% per year over four years and had a seven-year contractual life. When options are exercised, the Company issues new shares of common stock.
The fair value of stock options is measured on their grant date and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period using the Black-Scholes option valuation model. The following weighted-average assumptions were used in the Black-Scholes option valuation model for awards granted in the fiscal years presented:

	Employee Stock Option Plans
	2021	2020	2019
Exercise price	$72.40	$17.80	$38.58
Expected term (years)	4.80	5.56	5.39
Expected volatility	47.97%	41.31%	35.75%
Risk-free interest rate	0.73%	0.78%	2.05%
Expected dividend yield	2.00%	6.27%	2.77%
Grant date fair value	$25.20	$3.70	$10.59

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The risk free interest rate is determined by using the U.S. Treasury constant maturity interest rates whose term is consistent with the expected life of the option, which represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over past time periods equal in length to the expected life of the options. The Company applies an estimated forfeiture rate that is calculated based on historical activity. The assumptions used to calculate an option’s fair value are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
As discussed in Note 12–Stockholder’s Equity, the Company’s Board of Directors authorized and declared a Special Dividend during fiscal 2021. As required under the anti-dilution provisions of the 2012 Plan, adjustments were made to outstanding awards to prevent dilution of their value resulting from the special cash dividend. Accordingly, these adjustments did not result in incremental stock-based compensation expense. Option information at January 29, 2022 in the following tables reflect exercise prices on a post-Special Dividend basis.
Fiscal 2021 stock option activity is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 30, 2021	4,352,896	$29.28	4.96	$164.2
Granted	1,488	72.40
Exercised	(657,234)	40.09
Forfeited / Expired	(22,378)	19.53
Outstanding, January 29, 2022	3,674,772	$21.78	4.21	$335.9
Exercisable, January 29, 2022	1,480,866	$30.46	3.18	$122.5
Vested or expected to vest, January 29, 2022	3,514,737	$22.03	4.17	$320.4

At January 29, 2022, unrecognized compensation expense related to outstanding stock options that have not yet vested was approximately $6.1 million, net of estimated forfeitures. Compensation expense related to these options is expected to be recognized over a weighted average period of approximately 1.9 years.
The following table presents stock option information for the last three fiscal years (in millions):

	2021	2020	2019
Total intrinsic value of stock options exercised	$37.1	$8.3	$1.0
Income tax benefit (expense) from the exercise of stock options	$6.8	$(0.6)	$(0.2)
Total fair value of stock options vested	$6.3	$6.1	$7.0
Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of the applicable vesting period. Restricted stock awards generally vest on the third anniversary of the date of grant, subject to the employee’s continuing employment as of that date.
Restricted stock activity, including performance-based restricted stock, for fiscal 2021 is presented in the following table:

	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, January 30, 2021	4,893,732	$26.54	$327.9
Granted	716,402	92.74
Released from restrictions	(1,151,177)	33.63
Forfeited	(224,550)	26.96
Nonvested, January 29, 2022	4,234,407	$35.79	$479.3

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From time-to-time, the Company issues grants of performance-based restricted stock in support of strategic initiatives under the 2012 Plan. In fiscal 2019 and 2020, the Company issued such a grant of 782,931 shares, of which 645,111 shares remain outstanding at January 29, 2022. These shares reflect maximum attainment of the performance measures and are scheduled to vest in April 2022, subject to the employees’ continuing employment on the vesting date.
In fiscal 2021, the Company granted an additional 249,855 shares of performance-based restricted stock, of which 247,961 shares remain outstanding at January 29, 2022 and assumes maximum attainment of the performance measures. These shares are scheduled to vest in April 2024, subject to the employees’ continuing employment on the vesting date.
As of January 29, 2022, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of restricted stock was approximately $58.5 million, which the Company expects to recognize over a weighted average period of approximately 1.1 years.

15. Retirement Savings Plans
Through December 31, 2021, the Company’s retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code, covered regular status full-time hourly and salaried employees and part-time employees after one month of employment with the Company. Employees must be 21 years of age to participate. Under the terms of the retirement savings plan, the Company made an annual discretionary matching contribution equal to a percentage of each participant’s contribution, which vested over a period of three years, up to 10% of the participant’s compensation. The Company’s discretionary matching contribution percentage was typically 50%; however, for the years ended January 29, 2022 and January 30, 2021 the discretionary matching contribution was 75%. Effective January 1, 2022, the Company added a Safe Harbor 401(k) plan that replaced its prior 401(k) plan and was made available to all active employees over the age of 18. The Company matching contributions under the Safe Harbor 401(k) plan vest immediately and are equal to 100% of each eligible participant’s tax-deferred contributions up to 4% of the participant’s compensation plus 50% of the eligible participant’s tax-deferred contributions for the next 2% of compensation. Total employer contributions recorded under the plans, net of forfeitures, were $24.1 million, $17.1 million and $10.0 million in fiscal 2021, 2020 and 2019, respectively.
The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $150.8 million and $125.7 million as of January 29, 2022 and January 30, 2021, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $6.2 million, $5.8 million and $3.2 million in fiscal 2021, 2020 and 2019, respectively.

16. Subsequent Event

On March 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.4875 per share on the Company’s common stock and Class B common stock payable on March 25, 2022 to stockholders of record as of the close of business on March 18, 2022.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 14, 2021
3.4	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K, File No. 001-31463, filed on March 24, 2021
4.3	Indenture, dated as of April 17, 2020, between DICK'S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.4	Form of Certificate representing the 3.25% Convertible Senior Notes due 2025 (included as Exhibit A to Indenture in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.5	Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.6	First Supplemental Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.7	Form of 3.150% Senior Notes due 2032	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.8	Form of 4.100% Senior Notes due 2052	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
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
Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.4*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5a*	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5b*	Second Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009
10.5c*	Third Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.6*	Registrant’s Amended and Restated 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 14, 2021
10.6a*	Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6b*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6c*	Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6d*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6e*	Form of 2019 Long-Term Performance Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2019
10.6f*	Form of Performance Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 26, 2021
10.6g*	Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan.	Filed herewith.
10.7	Credit Agreement, dated as of January 14, 2022, among DICK’S Sporting Goods, Inc., Wells Fargo Bank, National Association, as administrative agent and the lenders and other parties thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31643, filed on January 14, 2022
10.8	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
10.9	Form of Convertible Note Hedge Transactions Confirmation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 22, 2020
10.10	Form of Warrant Transactions Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 22, 2020
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.11	Consulting Agreement between the Company and Lee Belitsky, EVP	Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 23, 2022 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 23, 2022 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 23, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Furnished herewith
32.2
Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 23, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC. (Registrant)

By: /s/ NAVDEEP GUPTA
Navdeep Gupta Executive Vice President – Chief Financial Officer
Date: March 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ LAUREN R. HOBART Lauren R. Hobart	President, Chief Executive Officer and Director	March 23, 2022

/s/ NAVDEEP GUPTA Navdeep Gupta	Executive Vice President – Chief Financial Officer (principal financial and principal accounting officer)	March 23, 2022

/s/ EDWARD W. STACK Edward W. Stack	Executive Chairman and Director	March 23, 2022

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 23, 2022

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 23, 2022

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 23, 2022

/s/ ANNE FINK Anne Fink	Director	March 23, 2022

/s/ LARRY FITZGERALD, JR. Larry Fitzgerald, Jr.	Director	March 23, 2022
/s/ SANDEEP MATHRANI Sandeep Mathrani	Director	March 23, 2022
/s/ DESIREE RALLS-MORRISON Desiree Ralls-Morrison	Director	March 23, 2022

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 23, 2022

/s/ LARRY D. STONE Larry D. Stone	Director	March 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and for each of the three years in the period ended January 29, 2022, and the Company’s internal control over financial reporting as of January 29, 2022, and have issued our reports thereon dated March 23, 2022; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 23, 2022

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2019
Inventory reserve	$44,040	$27,152	$(13,367)	$57,825
Allowance for credit losses	2,963	4,413	(4,416)	2,960
Reserve for sales returns	10,575	499,597	(497,050)	13,122
Fiscal 2020
Inventory reserve	$57,825	$32,047	$(54,317)	$35,555
Allowance for credit losses	2,960	4,313	(4,612)	2,661
Reserve for sales returns	13,122	508,622	(507,276)	14,468
Fiscal 2021
Inventory reserve	$35,555	$4,421	$(14,410)	$25,566
Allowance for credit losses	2,661	4,298	(3,752)	3,207
Reserve for sales returns	14,468	591,723	(589,784)	16,407