Form 10-Q
period 2022-04-30
DICK'S SPORTING GOODS, INC.
filed 2022-05-25
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2022
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
Yes ☐ No ☑

As of May 20, 2022, DICK’S Sporting Goods, Inc. had 56,906,652 shares of common stock, par value $0.01 per share, and 23,620,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$2,700,205	$2,918,719
Cost of goods sold, including occupancy and distribution costs	1,715,491	1,830,092
GROSS PROFIT	984,714	1,088,627
Selling, general and administrative expenses	615,293	608,294
Pre-opening expenses	2,900	4,524
INCOME FROM OPERATIONS	366,521	475,809
Interest expense	25,642	13,381
Other expense (income)	9,022	(7,350)
INCOME BEFORE INCOME TAXES	331,857	469,778
Provision for income taxes	71,298	108,022
NET INCOME	$260,559	$361,756

EARNINGS PER COMMON SHARE:
Basic	$3.42	$4.27
Diluted	$2.47	$3.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	76,181	84,750
Diluted	108,629	106,010

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended
	April 30, 2022	May 1, 2021
NET INCOME	$260,559	$361,756
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(7)	64
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(7)	64
COMPREHENSIVE INCOME	$260,552	$361,820

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,251,338	$2,643,205	$1,858,737
Accounts receivable, net	76,253	68,263	67,145
Income taxes receivable	1,639	1,978	2,803
Inventories, net	2,824,832	2,297,609	2,012,054
Prepaid expenses and other current assets	102,603	95,601	100,586
Total current assets	5,256,665	5,106,656	4,041,325
Property and equipment, net	1,305,137	1,319,681	1,319,774
Operating lease assets	2,048,151	2,044,819	2,150,664
Intangible assets, net	86,160	86,767	89,119
Goodwill	245,857	245,857	245,857
Deferred income taxes	66,080	35,024	47,491
Other assets	211,750	202,872	172,350
TOTAL ASSETS	$9,219,800	$9,041,676	$8,066,580

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,491,931	$1,281,322	$1,239,503
Accrued expenses	462,085	620,143	499,071
Operating lease liabilities	476,343	480,318	468,318
Income taxes payable	80,023	13,464	141,868
Deferred revenue and other liabilities	292,457	317,433	238,751
Total current liabilities	2,802,839	2,712,680	2,587,511
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,481,664	1,481,443	—
Convertible senior notes due 2025	466,026	449,287	425,799
Long-term operating lease liabilities	2,095,314	2,099,146	2,253,883
Other long-term liabilities	179,351	197,534	200,663
Total long-term liabilities	4,222,355	4,227,410	2,880,345
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	544	520	610
Class B common stock	236	236	237
Additional paid-in capital	1,368,211	1,488,834	1,448,892
Retained earnings	4,212,451	3,956,602	3,394,067
Accumulated other comprehensive (loss) income	(89)	(82)	15
Treasury stock, at cost	(3,386,747)	(3,344,524)	(2,245,097)
Total stockholders' equity	2,194,606	2,101,586	2,598,724
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,219,800	$9,041,676	$8,066,580

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,833	18	—	—	3,793	—	—	—	3,811
Exercise of stock options	389	4	—	—	12,661	—	—	—	12,665
Restricted stock vested	933	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(332)	(3)	—	—	(33,284)	—	—	—	(33,287)
Net income	—	—	—	—	—	260,559	—	—	260,559
Stock-based compensation	—	—	—	—	15,177	—	—	—	15,177
Foreign currency translation adjustment, net of taxes of $2	—	—	—	—	—	—	(7)	—	(7)
Purchase of shares for treasury	(417)	(4)	—	—	—	—	—	(42,223)	(42,227)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(38,942)	—	—	(38,942)
BALANCE, April 30, 2022	54,395	$544	23,621	$236	$1,368,211	$4,212,451	$(89)	$(3,386,747)	$2,194,606

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	(Loss) Income	Stock	Total
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exercise of stock options	297	3	—	—	12,330	—	—	—	12,333
Restricted stock vested	791	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(237)	(3)	—	—	(18,598)	—	—	—	(18,601)
Net income	—	—	—	—	—	361,756	—	—	361,756
Stock-based compensation	—	—	—	—	12,870	—	—	—	12,870
Foreign currency translation adjustment, net of taxes of $(20)	—	—	—	—	—	—	64	—	64
Purchase of shares for treasury	(1,030)	(10)	—	—	—	—	—	(76,831)	(76,841)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,391)	—	—	(32,391)
BALANCE, May 1, 2021	61,016	$610	23,736	$237	$1,448,892	$3,394,067	$15	$(2,245,097)	$2,598,724

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$260,559	$361,756
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	79,673	78,366
Amortization of deferred financing fees and debt discount	1,371	7,306
Deferred income taxes	(1,791)	3,984
Stock-based compensation	15,177	12,870
Other, net	264	—
Changes in assets and liabilities:
Accounts receivable	(17,435)	(12,439)
Inventories	(527,223)	(58,486)
Prepaid expenses and other assets	(6,138)	(9,603)
Accounts payable	237,076	38,057
Accrued expenses	(132,185)	(44,310)
Income taxes payable / receivable	66,898	104,464
Construction allowances provided by landlords	19,891	13,902
Deferred revenue and other liabilities	(35,047)	(21,240)
Operating lease assets and liabilities	(21,391)	(27,276)
Net cash (used in) provided by operating activities	(60,301)	447,351
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,783)	(71,097)
Proceeds from sale of other assets	14,261	—
Deposits and other investing activities	(10,780)	(2,338)
Net cash used in investing activities	(70,302)	(73,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes due 2025	(100,000)	—
Payments on other long-term debt and finance lease obligations	(178)	(220)
Proceeds from exercise of stock options	12,665	12,333
Minimum tax withholding requirements	(33,287)	(18,601)
Cash paid for treasury stock	(67,909)	(76,841)
Cash dividends paid to stockholders	(46,081)	(33,334)
Decrease in bank overdraft	(26,467)	(56,647)
Net cash used in financing activities	(261,257)	(173,310)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7)	64
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(391,867)	200,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,643,205	1,658,067
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,251,338	$1,858,737
Supplemental disclosure of cash flow information:
Accrued property and equipment	$33,959	$52,228
Cash paid for interest	$9,792	$10,375
Cash paid for income taxes	$6,236	$3,249
Accrued treasury stock	$6,051	$—

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company also owns and operates Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores, and offers its products both online and through mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to a “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 as filed with the Securities and Exchange Commission on March 23, 2022. Operating results for the 13 weeks ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2023 or any other period.
Recently Adopted Accounting Pronouncements
Convertible Instruments
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, under which the Company must assume that any conversion of the Convertible Senior Notes will be satisfied entirely in common stock.
The Company adopted ASU 2020-06 on the first day of fiscal 2022 using the modified retrospective approach, which resulted in the following adjustments to the Consolidated Balance Sheet (in millions):

	Last Day of Fiscal 2021	Adoption of ASU 2020-06	First Day of Fiscal 2022
Balance sheet line item
Convertible senior notes due 2025	$449.3	$114.0	$563.3
Net deferred tax assets	$35.0	$29.3	$64.3
Additional paid-in capital	$1,488.8	$(119.0)	$1,369.8
Retained earnings	$3,956.6	$34.2	$3,990.8
Following the adoption of ASU 2020-06, the embedded conversion feature of the Convertible Senior Notes is no longer separately presented within stockholders’ equity, eliminating the non-cash debt discount. Accordingly, the Company’s effective interest rate on the Convertible Senior Notes decreased from 11.6% to 3.9% upon adoption, resulting in a $6.5 million reduction in non-cash interest expense for the 13 weeks ended April 30, 2022 as compared to the prior year quarter. The Company anticipates that fiscal 2022 earnings will not include $27.4 million of pre-tax non-cash interest expense that was incurred in fiscal 2021.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Despite the Company’s intention to settle the principal amount of the Convertible Senior Notes in cash, the application of the if-converted method requires earnings per diluted share to reflect the assumed share conversion of the Convertible Senior Notes, which was 14.6 million dilutive shares as of April 30, 2022. The Company used the treasury stock method prior to adoption of ASU 2020-06. The impact of adoption was not material to earnings per diluted share.
Recently Issued Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU can be applied anytime between the first quarter of fiscal 2020 and the fourth quarter of fiscal 2022 and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The Company’s primary association with LIBOR was through interest rates applicable to loans under its former revolving credit facility, which was terminated in January 2022 and replaced with a new revolving credit facility that uses an adjusted secured overnight financing rate (“SOFR”). Accordingly, the impact of Topic 848 on the Company's financial statements and related disclosures is not expected to be significant.

2.  Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares, which include shares the Company could be obligated to issue from its Convertible Senior Notes and warrants, and stock-based awards, such as stock options and restricted stock. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is anti-dilutive.
For both periods presented, dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. For the period ended May 1, 2021, the dilutive effect of the Convertible Senior Notes was calculated using the treasury stock method; however, upon the adoption of ASU 2020-06, the Company was required to calculate diluted earnings per diluted share using the if-converted method, which was applied to the period ended April 30, 2022. See Note 1–Description of Business and Basis of Presentation for further discussion.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	April 30, 2022	May 1, 2021
Numerator:
Numerator for basic earnings per common share - Net income	$260,559	$361,756
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	8,209	—
Numerator for diluted earnings per common share - Net income after the effect of dilutive securities	$268,768	$361,756

Denominator:
Weighted average common shares outstanding - basic	76,181	84,750
Dilutive effect of stock-based awards	6,030	6,407
Dilutive effect of Convertible Senior Notes	17,080	9,214
Dilutive effect of warrants	9,338	5,639
Weighted average common shares outstanding - diluted	108,629	106,010

Earnings per common share:
Basic	$3.42	$4.27
Diluted	$2.47	$3.41

Stock-based awards excluded from diluted shares	13	162
For the 13 weeks ended April 30, 2022 and May 1, 2021, the dilutive effect of the Convertible Senior Notes included approximately 11.9 million and 9.2 million shares, respectively, that are designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding for any periods presented. In addition, the dilutive effect of the Convertible Senior Notes for the 13 weeks ended April 30, 2022 included approximately 5.2 million shares related to the principal amount of the Convertible Senior Notes, which the Company intends to settle in cash.

3.  Fair Value Measurements
Accounting Standard Codification (“ASC”) 820, “Fair Value Measurement and Disclosures,” outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:
Level 1:  Observable inputs such as quoted prices in active markets;
Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of April 30, 2022, January 29, 2022 and May 1, 2021 the fair value of the Company’s deferred compensation plans was $150.2 million, $150.8 million, and $142.1 million, respectively, as determined by quoted prices in active markets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company discloses the fair value of its senior notes due 2032 and 2052 and Convertible Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in millions):

	April 30, 2022		January 29, 2022		May 1, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$466.0	$1,425.5	$449.3	$2,016.3	$425.8	$1,411.2
Senior notes due 2032	$741.9	$630.1	$741.7	$733.1	$—	$—
Senior notes due 2052	$739.8	$545.6	$739.7	$711.3	$—	$—
Prior to the adoption of ASU 2020-06, the carrying value of the Convertible Senior Notes excluded amounts classified within additional paid-in capital and any unamortized discounts as of January 29, 2022 and May 1, 2021. See Note 1–Description of Business and Basis of Presentation for further information.
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at April 30, 2022, January 29, 2022, and May 1, 2021.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually, for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using Level 3 inputs.

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
Supplemental cash flow information related to operating leases for the 13 weeks ended April 30, 2022 and May 1, 2021 were as follows (in millions):

	13 Weeks Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$165.8	$171.6
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$121.6	$118.1

5. Convertible Senior Notes
Overview
In April 2020, the Company issued an aggregate $575.0 million of 3.25% convertible senior notes due 2025, which included the exercise of the full $75.0 million over-allotment option, receiving proceeds of $557.6 million, net of $17.4 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes are scheduled to mature on April 15, 2025 and accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15.
As of April 30, 2022, the conversion rate for the Convertible Senior Notes was 30.6413, which represents a conversion price of $32.64 per share. The difference between the initial conversion rate and the conversion rate as of April 30, 2022 is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the Convertible Senior Notes.

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
April 2022 Exchange
In April 2022, the Company entered into agreements (the “Exchange Agreements”) with certain holders of the Convertible Senior Notes (the “Noteholders”), to exchange $100.0 million in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares of the Company’s common stock, plus payment for accrued and unpaid interest (the “Note Exchange”). Concurrently with the Exchange Agreements, the Company entered into agreements with certain counterparties (“the counterparties”) to terminate a proportionate amount of the convertible bond hedge and warrant agreements that were entered into by the Company in April 2020 in connection with the issuance of the Convertible Senior Notes.
In connection with these transactions (collectively, the “April 2022 Exchange”), the Company recognized a pre-tax inducement charge of approximately $5.8 million in the first quarter of 2022, which was recorded within interest expense on the consolidated statement of income, paid cash to Noteholders of $100.0 million to redeem the principal amount of the Convertible Senior Notes with a carrying value of $98.1 million, and issued approximately 1.8 million shares of the Company's common stock. Following the April 2022 Exchange, approximately $475.0 million aggregate principal amount of the Convertible Senior Notes remain outstanding at April 30, 2022. In addition, approximately 14.6 million shares underlie the Convertible Senior Notes, the convertible bond hedge and the warrants at April 30, 2022.
Financial Statement Impacts
As discussed in Note 1, following the adoption of ASU 2020-06, the Convertible Senior Notes are recorded entirely as a liability. A summary of the composition of the net carrying value of the Convertible Senior Notes is as follows:

(in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Principal	$475.0	$575.0	$575.0
Debt discount	$(9.0)	$(125.7)	$(149.2)
Carrying amount	$466.0	$449.3	$425.8
Equity component (*)	N/A	$160.7	$160.7
(*) Included in additional paid-in capital on the Consolidated Balance Sheets as of January 29, 2022 and May 1, 2021.
During the 13 weeks ended April 30, 2022, the Company recognized $11.1 million of interest expense related to the Convertible Senior Notes, or $8.2 million, net of tax, which included the aforementioned inducement charge and $0.8 million of non-cash amortization of the debt discount. During the 13 weeks ended May 1, 2021, the Company recognized $12.0 million of interest expense related to the Convertible Senior Notes, of which $7.3 million was attributed to non-cash amortization of the debt discount.
At April 30, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. The Company has not received any material conversion requests through the filing date of this Form 10-Q. Because the closing price of the Company’s common stock of $96.42 at the end of the current quarter exceeded the conversion price of $32.64, the if-converted value exceeded the principal amount outstanding of the Convertible Senior Notes by approximately $928.4 million at April 30, 2022.

6.  Subsequent Event
On May 24, 2022, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4875 per share on the Company's common stock and Class B common stock. The dividend is payable on June 24, 2022 to stockholders of record as of the close of business on June 10, 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, the uncertain impact of inflation and its impact on consumer discretionary spending; supply chain disruptions, including factory closures and port congestion, which are resulting in rising container and transportation costs; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal and our plans to add new retail concepts and experiential stores; our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow and borrowings on our Credit Facility; projections of our future profitability; projected capital expenditures; anticipated store openings and relocations; plans to return capital to stockholders through dividends and in share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2022 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪The impact of COVID-19 on our business, operations and financial results, including the impact due to disruptions in our or our vendors’ supply chains and due to restrictions imposed by federal, state, and local governments in response to increases in the number of COVID-19 cases in areas in which we operate;
▪Challenging macroeconomic conditions, including inflationary pressures and supply chain constraints, due to COVID-19, the conflict in Ukraine or otherwise; decreases in consumer demand for our products; and the effectiveness of measures to mitigate such impact on our business and consumer spending;
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
▪Store closures due to COVID-19;
▪Lawsuits or other claims arising from our response to COVID-19;
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
•The impact of an increase to corporate tax rates;
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
▪Risks and costs relating to changing laws and regulations affecting our business, including consumer products; firearms and ammunition; tax, foreign trade; labor; data protection; privacy; and environmental, social, and governance issues;
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
▪The impact of wage increases on our financial results;
▪Disruptions at our supply chain facilities or customer support center;
▪Poor performance of professional sports teams, professional team lockouts or strikes, retirement, serious injury or scandal involving key athletes, and disruptions to or cancellations of major sporting events or organized youth and adult sports programs due to COVID-19 or otherwise;
▪Weather-related disruptions, unusual seasonal weather patterns and the overall seasonality of our business, as well as the current geographic concentration of DICK’S Sporting Goods stores;
▪Our pursuit of strategic investments or acquisitions, including the timing and costs of such investments and acquisitions;
▪We are controlled by our Executive Chairman and his relatives, whose interests may differ from those of our other stockholders;
▪Risks related to our indebtedness, including the senior notes due 2032 (the “2032 Notes”) and senior notes due 2052 (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”), the Convertible Senior Notes and the related bond hedge and warrant transactions;
▪Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪The issuance of special or quarterly cash dividends and our repurchase activity, if any, pursuant to our share repurchase programs.
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 29, 2022, filed on March 23, 2022 (our “2021 Annual Report”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! specialty concept stores and sell our products both online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for video streaming, scorekeeping, scheduling and communications. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.

Our profitability is primarily influenced by growth in comparable store sales, the strength of gross margins derived from our omni-channel platform and our ability to manage expenses. As part of our ongoing real estate strategy, over the past few years we have reduced the rate at which we open new stores, and as of April 30, 2022, we operated 729 DICK’S Sporting Goods stores and 129 other specialty concept stores across the United States. Our recent real estate strategy allows us to leverage the flexibility within our existing real estate portfolio by capitalizing on favorable opportunities as leases come up for renewal. In 2022, we expect our real estate strategy will continue to also include growth in new retail concepts and experiential stores. Our eCommerce platform allows for continued innovation and enhancements to our websites and applications, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to increase athlete engagement, including ship-from-store, buy-online, pick-up in store or curbside and multi-channel marketing campaigns. During the current quarter, our stores enabled over 90% of total sales, serving both our in-store athletes and providing over 800 forward points of distribution for digital fulfillment of orders.
Macroeconomic Outlook
The macroeconomic environment in which we operate remains uncertain. COVID-19 has disrupted global labor markets and supply chains, including factory closures and port congestion, which has resulted in longer transit times and rising container and transportation costs that we expect will continue to remain elevated in the near term. Additionally, fuel prices continue to rise and have been affected by the ongoing conflict in Ukraine, contributing to an inflationary environment. Although we have successfully managed these issues thus far, the longer term effect of these challenges and any actions to mitigate them may impact consumer discretionary spending behavior. Our revised fiscal 2022 outlook contemplates this uncertainty, as we continue to actively monitor this rapidly evolving environment.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Comparable store sales performance – Our management considers comparable store sales, which includes online sales, to be an important indicator of our current performance. Comparable store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable store sales calculation during the same fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable store sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable store sales results. See further discussion of our comparable store sales in the “Results of Operations and Other Selected Data” section herein.
▪Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are comparable store sales, gross profit, and our ability to control selling, general and administrative expenses.
▪Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, which include investments in new and existing stores and our eCommerce channel, distribution and administrative facilities, continuous improvements to information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically experience lower operating cash flows in our third fiscal quarter due to increased inventory purchases in advance of the holiday selling season, which typically normalizes in our fourth fiscal quarter. See further discussion of our cash flows in the “Liquidity and Capital Resources” section herein.
▪Quality of merchandise offerings – To measure effectiveness of our merchandise offerings, we monitor sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps us manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.
▪Store productivity – To assess store-level performance, we monitor various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2021 Annual Report, we consider our policies on inventory valuation, business development allowances, goodwill and intangible assets, impairment of long-lived assets, self-insurance reserves and stock-based compensation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
•Net sales decreased 7.5% to $2.70 billion in the current quarter from $2.92 billion during the first quarter of 2021, which included a decrease in comparable store sales of 8.4% following a 117% increase in the same period last year.
•In the current quarter, we reported net income of $260.6 million, or $2.47 per diluted share, compared to $361.8 million, or $3.41 per diluted share, during the first quarter of 2021.
•In consideration of our adoption of ASU 2020-06 in fiscal 2022, current quarter earnings per diluted share assumes that our Convertible Senior Notes are settled in shares of our common stock. As a result, the current quarter earnings per diluted share excludes $8.2 million of interest expense, net of tax, and includes 17.1 million diluted shares related to the Convertible Senior Notes, which together, decreased earnings per diluted share by $0.38 during the first quarter of 2022. Due to our intent to settle the principal of the Convertible Senior Notes in cash and the shares we expect to receive from our convertible bond hedge, which is designed to offset dilution, we do not expect the Convertible Senior Notes will have a dilutive effect upon conversion.
•Net income in the first quarter of 2021 included approximately $13 million of pre-tax COVID-related safety costs, or $0.09 per diluted share, net of tax. Additionally, the first quarter of 2021 included $5.4 million of non-cash interest expense, net of tax, and earnings per diluted share included 9.2 million shares related to the Convertible Senior Notes that are designed to be offset at conversion by our bond hedge, which together decreased earnings per diluted share by $0.38 in the prior year quarter.
•During the first quarter of 2022, we:
•Exchanged $100 million aggregate principal amount of our 3.25% Convertible Senior Notes and unwound the applicable portion of the convertible bond hedge and warrants for $100 million of cash and 1.8 million shares of our common stock;
•Declared and paid a quarterly cash dividend in the amount of $0.4875 per share of our common stock and Class B common stock; and,
•Repurchased 0.4 million shares of common stock for a total cost of $42.2 million under our share repurchase program.
•The following table summarizes store openings and permanent store closures for the periods indicated:

	Fiscal 2022			Fiscal 2021
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total
Beginning stores	730	131	861	728	126	854
Q1 New stores	—	1	1	2	—	2
Closed stores	1	3	4	—	1	1
Ending stores	729	129	858	730	125	855
Relocated stores	1	—	1	3	—	3
(1)Includes two DICK'S House of Sport stores.
(2)Includes our Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores, and excludes temporary Warehouse Sale store locations. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of April 30, 2022, the Company operated 25 combo stores.

The following table presents selected information from the unaudited consolidated statements of income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2021 period, and other data, and is provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2021-2022 (A)
	13 Weeks Ended
	April 30, 2022	May 1, 2021 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.53	62.70	83
Gross profit	36.47	37.30	(83)
Selling, general and administrative expenses (3)	22.79	20.84	195
Pre-opening expenses (4)	0.11	0.15	(4)
Income from operations	13.57	16.30	(273)
Interest expense	0.95	0.46	49
Other expense (income)	0.33	(0.25)	58
Income before income taxes	12.29	16.10	(381)
Provision for income taxes	2.64	3.70	(106)
Net income	9.65%	12.39%	(274)
Other Data:
Comparable store sales (decrease) increase (5)	(8.4%)	117.1%
Number of stores at end of period (6)	858	855
Total square feet at end of period (6)	42,306,455	42,096,539

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
(5)Beginning in fiscal 2022, we revised our method for determining comparable store sales calculations to include relocated store locations. Prior year information is revised to reflect this change for comparability purposes. See additional details in Exhibit 99.2 of Form 8-K as filed with the SEC on March 8, 2022.
(6)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores. Excludes temporary locations.

13 Weeks Ended April 30, 2022 Compared to the 13 Weeks Ended May 1, 2021
Net Sales
Net sales decreased approximately 7.5% to $2,700.2 million in the current quarter from $2,918.7 million in the quarter ended May 1, 2021, due primarily to a $239.1 million, or 8.4%, decrease in comparable store sales, partially offset by a $20.6 million increase in net sales primarily attributable to new stores. The decrease in comparable store sales included a 6.4% decrease in transactions and a 2.0% decrease in sales per transaction and reflects last year’s favorable sales impact following government stimulus payments as well as anticipated sales normalization in certain categories, including fitness and outdoor equipment.
Income from Operations
Income from operations decreased to $366.5 million in the current quarter compared to $475.8 million for the quarter ended May 1, 2021.
Gross profit decreased to $984.7 million in the current quarter from $1,088.6 million for the quarter ended May 1, 2021 and decreased as a percentage of net sales by approximately 83 basis points. Merchandise margins increased 143 basis points as a result of our differentiated product assortment combined with our disciplined promotional strategies, as well as favorable sales mix. These merchandise margin improvements, however, were more than offset by a 103 basis point increase in supply chain related costs, primarily due to continuing global disruptions following the start of COVID-19, and occupancy deleverage of 94 basis points. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Our occupancy costs increased $6.4 million compared to the prior year quarter.
Selling, general and administrative expenses increased to $615.3 million in the current quarter from $608.3 million during the first quarter of 2021, and increased as a percentage of net sales by 195 basis points primarily due to the decrease in net sales. The $7.0 million increase was driven by investments in hourly wage rates and talent to support our growth strategies, along with higher brand-building marketing expenses, offset by lower incentive compensation expense and a $17 million net cost reduction compared to the prior year quarter related to changes in the investment values of our deferred compensation plans, for which the corresponding investment change was recognized in Other Expense. In addition, selling, general and administrative expense included approximately $13 million of COVID-related costs in the prior year quarter.
Interest Expense
Interest expense increased to $25.6 million in the current quarter from $13.4 million in the prior year quarter. The increase was primarily due to $13.8 million of interest expense related to the $1.5 billion Senior Notes issued during the fourth quarter of 2021. Current quarter interest expense also included a $5.8 million inducement charge related to the exchange of $100 million aggregate principal amount of the Convertible Senior Notes, which was offset by a $6.5 million decrease in non-cash interest expense due to our adoption of ASU 2020-06; see Part I. Item 1. Financial Statements, Note 1–Description of Business and Basis of Presentation for additional details.
Other Expense (Income)
Other expense totaled $9.0 million in the current quarter compared to other income of $7.4 million in the prior year quarter. Substantially all of the change was due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate decreased to 21.5% in the current quarter from 23.0% in the quarter ended May 1, 2021. The current quarter effective tax rate was favorably impacted by the vesting of employee equity awards at a higher share price than awards that vested in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand at April 30, 2022 was $2.25 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion revolving credit facility (the “Credit Facility”), if necessary. We may require additional funding should we pursue strategic acquisitions, settle all or a portion of the Convertible Senior Notes, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels.
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

Revolving Credit Facility
We have available to us a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of April 30, 2022, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at April 30, 2022.
Senior Notes
As of April 30, 2022, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million of senior notes due 2052 outstanding (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”). Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.

Convertible Senior Notes due 2025
Following our exchange of $100 million principal amount in cash during April 2022, we have an aggregate principal amount of $475 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the principal amount of the Convertible Senior Notes in cash, whether in connection with an early conversion of such notes or repayment at maturity, using excess cash, free cash flow and borrowings on our Credit Facility to minimize share dilution. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date or upon early conversion, as applicable.
As of April 30, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, we have not received any material conversion requests through the filing date of this Form 10-Q. There can be no assurance that any capital required to repay our Convertible Senior Notes will be available on terms that are favorable to us, or at all.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. During the first quarter of fiscal 2022, capital expenditures totaled $73.8 million on a gross basis and $53.9 million on a net basis, which includes tenant allowances provided by landlords.
We anticipate that fiscal 2022 gross capital expenditures will be in a range of $400 to $425 million, and $340 to $365 million on a net basis, which includes tenant allowances provided by landlords. We expect our expenditures to be concentrated on improvements within our existing stores and new store development, as well as on continued investments in technology to enhance our store fulfillment and in-store pickup capabilities.

Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under favorable market conditions. During the first quarter of fiscal 2022, we repurchased approximately 0.4 million shares of our common stock at a cost of $42.2 million. We currently operate under a $2.0 billion share repurchase program that was authorized by the Board of Directors on December 16, 2021. As of April 30, 2022, the available amount remaining under the December 2021 authorization was $1.81 billion.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 13 weeks ended April 30, 2022, we have paid $46.1 million of dividends to our stockholders. On May 24, 2022, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4875 per share of common stock and Class B common stock, payable on June 24, 2022 to stockholders of record as of the close of business on June 10, 2022.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with several financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. In turn, we settle invoices with the financial institutions in accordance with the original supplier payment terms. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our liability associated with the funded participation in the arrangements, which is presented within accounts payable on the Consolidated Balance Sheet, was $98.3 million and $76.0 million as of April 30, 2022 and January 29, 2022, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	13 Weeks Ended
(in millions)	April 30, 2022	May 1, 2021
Net cash (used in) provided by operating activities	$(60.3)	$447.4
Net cash used in investing activities	(70.3)	(73.4)
Net cash used in financing activities	(261.3)	(173.3)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(391.9)	$200.7
Operating Activities
Cash from operating activities decreased $507.7 million for the 13 weeks ended April 30, 2022 compared to the same period in the prior year. The decrease was primarily due to a $269.7 million increase in cash payments for inventory and accounts payable to replenish inventory levels after a 28.3% sales increase in fiscal 2021 and supply chain disruptions following the start of COVID-19. The remaining decrease in cash from operating activities was primarily driven by lower earnings in the current period, year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of marketing and deferred compensation plan payments.
Investing Activities
Cash used in investing activities decreased $3.1 million for the 13 weeks ended April 30, 2022 compared to the same period last year. Gross capital expenditures for the current period include investments in store technology and facilities, offset by last year’s investments in merchandise presentation and improving the fitting and lesson experience in our golf business.

Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities increased $87.9 million for the 13 weeks ended April 30, 2022 compared to the prior year period, primarily driven by payment for the exchange of $100 million aggregate principal amount of our Convertible Senior Notes in April 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the Securities and Exchange Commission on March 23, 2022.

ITEM 4.  CONTROLS AND PROCEDURES
During the first quarter of fiscal 2022, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, April 30, 2022.
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

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2021 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the April 2022 Exchange, which is described in further detail within Part I. Item 1. Financial Statements, Note 5–Convertible Senior Notes, the Company delivered to the converting holders an aggregate amount of 2,134,488 shares of its common stock plus an aggregate of $100.0 million in cash in exchange for an aggregate principal amount of $100.0 million of Convertible Senior Notes. These exchange transactions closed on April 14, 2022 and April 18, 2022. The shares of common stock were delivered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 in a transaction by an issuer not involving a public offering.
The shares of common stock and cash delivered pursuant to the exchange described above were obtained by the Company from a financial institution (a “Hedge Counterparty”) as part of the partial early unwind of a portion of the convertible bond hedge transactions and related warrant transactions (collectively, the “Hedge Transactions”) pursuant to early unwind agreements between the Company and the Hedge Counterparty (the “Hedge Early Termination Agreements”) relating to a portion of the Hedge Transactions corresponding to the amount of 2025 Notes converted by holders thereof. In connection with the Hedge Early Termination Agreements, the Company received 301,405 shares.
The foregoing description of the Exchange Agreements and the Hedge Early Termination Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the forms thereof, copies of which were filed with the Company’s Current Report on Form 8-K dated April 6, 2022 as Exhibits 10.1, 10.2, and 10.3, each of which is incorporated herein by reference.
During the quarter ended April 30, 2022, the Company also issued 42 shares of its unregistered common stock to holders of the Convertible Senior Notes upon conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the Convertible Senior Notes in excess of the principal amount converted. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and were offset by the receipt of 41 shares of common stock pursuant to the exercise of certain convertible bond hedge transactions.
The following table sets forth repurchases of our common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
January 30, 2022 to February 26, 2022	1,878	$111.56	—	$1,854,842,388
February 27, 2022 to April 2, 2022	218,885	$104.04	218,376	$1,832,127,260
April 3, 2022 to April 30, 2022	528,843	$99.34	198,127	$1,812,614,691
Total	749,606	$100.74	416,503
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
10.1*	Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan.	Filed herewith
10.2	Form of Note Hedge Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022.
10.3	Form of Warrant Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022.
10.4	Form of Exchange Agreement dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022.
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 25, 2022 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of May 25, 2022 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 25, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of May 25, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

Each management contract and compensatory plan has been marked with an asterisk (*).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 25, 2022 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)