Form 10-Q
period 2022-07-30
DICK'S SPORTING GOODS, INC.
filed 2022-08-24
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2022
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
Yes ☐ No ☑

As of August 19, 2022, DICK’S Sporting Goods, Inc. had 55,603,316 shares of common stock, par value $0.01 per share, and 23,595,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$3,112,419	$3,274,842	$5,812,624	$6,193,561
Cost of goods sold, including occupancy and distribution costs	1,991,037	1,967,765	3,706,528	3,797,857
GROSS PROFIT	1,121,382	1,307,077	2,106,096	2,395,704
Selling, general and administrative expenses	657,368	640,268	1,272,661	1,248,562
Pre-opening expenses	3,836	3,256	6,736	7,780
INCOME FROM OPERATIONS	460,178	663,553	826,699	1,139,362
Interest expense	25,494	13,801	51,136	27,183
Other expense (income)	7,363	(6,795)	16,385	(14,146)
INCOME BEFORE INCOME TAXES	427,321	656,547	759,178	1,126,325
Provision for income taxes	108,819	161,038	180,117	269,060
NET INCOME	$318,502	$495,509	$579,061	$857,265

EARNINGS PER COMMON SHARE:
Basic	$4.21	$5.86	$7.63	$10.13
Diluted	$3.25	$4.53	$5.70	$7.96

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	75,610	84,512	75,895	84,631
Diluted	100,389	109,271	104,509	107,641

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
NET INCOME	$318,502	$495,509	$579,061	$857,265
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	4	(21)	(3)	43
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4	(21)	(3)	43
COMPREHENSIVE INCOME	$318,506	$495,488	$579,058	$857,308

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,895,521	$2,643,205	$2,236,733
Accounts receivable, net	83,151	68,263	88,725
Income taxes receivable	1,277	1,978	700
Inventories, net	2,995,963	2,297,609	2,011,020
Prepaid expenses and other current assets	100,761	95,601	81,758
Total current assets	5,076,673	5,106,656	4,418,936
Property and equipment, net	1,321,737	1,319,681	1,323,174
Operating lease assets	2,071,084	2,044,819	2,083,010
Intangible assets, net	85,553	86,767	88,157
Goodwill	245,857	245,857	245,857
Deferred income taxes	55,873	35,024	34,672
Other assets	208,498	202,872	192,358
TOTAL ASSETS	$9,065,275	$9,041,676	$8,386,164

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,489,321	$1,281,322	$1,213,449
Accrued expenses	503,759	620,143	564,400
Operating lease liabilities	482,195	480,318	468,667
Income taxes payable	12,673	13,464	83,645
Deferred revenue and other liabilities	294,003	317,433	237,143
Total current liabilities	2,781,951	2,712,680	2,567,304
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,481,886	1,481,443	—
Convertible senior notes due 2025	368,478	449,287	433,456
Long-term operating lease liabilities	2,096,410	2,099,146	2,173,897
Other long-term liabilities	163,041	197,534	206,132
Total long-term liabilities	4,109,815	4,227,410	2,813,485
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	522	520	605
Class B common stock	236	236	237
Additional paid-in capital	1,384,949	1,488,834	1,468,217
Retained earnings	4,493,516	3,956,602	3,857,257
Accumulated other comprehensive loss	(85)	(82)	(6)
Treasury stock, at cost	(3,705,629)	(3,344,524)	(2,320,935)
Total stockholders' equity	2,173,509	2,101,586	3,005,375
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,065,275	$9,041,676	$8,386,164

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,833	18	—	—	3,793	—	—	—	3,811
Exercise of stock options	389	4	—	—	12,661	—	—	—	12,665
Restricted stock vested	933	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(332)	(3)	—	—	(33,284)	—	—	—	(33,287)
Net income	—	—	—	—	—	260,559	—	—	260,559
Stock-based compensation	—	—	—	—	15,177	—	—	—	15,177
Foreign currency translation adjustment, net of taxes of $2	—	—	—	—	—	—	(7)	—	(7)
Purchase of shares for treasury	(417)	(4)	—	—	—	—	—	(42,223)	(42,227)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(38,942)	—	—	(38,942)
BALANCE, April 30, 2022	54,395	$544	23,621	$236	$1,368,211	$4,212,451	$(89)	$(3,386,747)	$2,194,606
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,675	17	—	—	5,750	—	—	—	5,767
Exercise of stock options	52	1	—	—	1,331	—	—	—	1,332
Restricted stock vested	47	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(13)	—	—	—	(1,860)	—	—	—	(1,860)
Net income	—	—	—	—	—	318,502	—	—	318,502
Stock-based compensation	—	—	—	—	11,517	—	—	—	11,517
Foreign currency translation adjustment, net of taxes of ($1)	—	—	—	—	—	—	4	—	4
Purchase of shares for treasury	(3,945)	(40)	—	—	—	—	—	(318,882)	(318,922)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(37,437)	—	—	(37,437)
BALANCE, July 30, 2022	52,211	$522	23,621	$236	$1,384,949	$4,493,516	$(85)	$(3,705,629)	$2,173,509

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	(Loss) Income	Stock	Total
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exercise of stock options	297	3	—	—	12,330	—	—	—	12,333
Restricted stock vested	791	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(237)	(3)	—	—	(18,598)	—	—	—	(18,601)
Net income	—	—	—	—	—	361,756	—	—	361,756
Stock-based compensation	—	—	—	—	12,870	—	—	—	12,870
Foreign currency translation adjustment, net of taxes of ($20)	—	—	—	—	—	—	64	—	64
Purchase of shares for treasury	(1,030)	(10)	—	—	—	—	—	(76,831)	(76,841)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,391)	—	—	(32,391)
BALANCE, May 1, 2021	61,016	$610	23,736	$237	$1,448,892	$3,394,067	$15	$(2,245,097)	$2,598,724
Exchange of Class B common stock for common stock	40	—	(40)	—	—	—	—	—	—
Exercise of stock options	189	2	—	—	8,313	—	—	—	8,315
Restricted stock vested	31	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(10)	—	—	—	(1,531)	—	—	—	(1,531)
Net income	—	—	—	—	—	495,509	—	—	495,509
Stock-based compensation	—	—	—	—	12,544	—	—	—	12,544
Foreign currency translation adjustment, net of taxes of $6	—	—	—	—	—	—	(21)	—	(21)
Purchase of shares for treasury	(808)	(8)	—	—	—	—	—	(75,838)	(75,846)
Cash dividend declared, $0.3625 per common share	—	—	—	—	—	(32,319)	—	—	(32,319)
BALANCE, July 31, 2021	60,458	$605	23,696	$237	$1,468,217	$3,857,257	$(6)	$(2,320,935)	$3,005,375

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	July 30, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$579,061	$857,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,269	158,009
Amortization of deferred financing fees and debt discount	2,601	14,963
Deferred income taxes	8,416	16,803
Stock-based compensation	26,694	25,414
Other, net	6,852	—
Changes in assets and liabilities:
Accounts receivable	(28,971)	(22,754)
Inventories	(698,354)	(57,452)
Prepaid expenses and other assets	(9,430)	1,559
Accounts payable	189,082	13,578
Accrued expenses	(90,127)	35,853
Income taxes payable / receivable	877	48,344
Construction allowances provided by landlords	29,273	18,344
Deferred revenue and other liabilities	(35,280)	(24,563)
Operating lease assets and liabilities	(43,219)	(54,582)
Net cash provided by operating activities	101,744	1,030,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(167,693)	(167,689)
Proceeds from sale of other assets	14,261	9,671
Deposits and other investing activities	(17,580)	(19,130)
Net cash used in investing activities	(171,012)	(177,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes due 2025	(200,000)	—
Payments on other long-term debt and finance lease obligations	(361)	(385)
Proceeds from exercise of stock options	13,997	20,648
Minimum tax withholding requirements	(35,147)	(20,132)
Cash paid for treasury stock	(392,882)	(152,687)
Cash dividends paid to stockholders	(82,937)	(64,232)
Increase (decrease) in bank overdraft	18,917	(58,222)
Net cash used in financing activities	(678,413)	(275,010)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	43
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(747,684)	578,666
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,643,205	1,658,067
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,895,521	$2,236,733
Supplemental disclosure of cash flow information:
Accrued property and equipment	$40,955	$37,468
Cash paid for interest	$38,406	$11,487
Cash paid for income taxes	$172,212	$210,168

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company also owns and operates Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! specialty concept stores, and offers its products both online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping, and video streaming. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to a “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 as filed with the Securities and Exchange Commission on March 23, 2022. Operating results for the 13 and 26 weeks ended July 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2023 or any other period.
Recently Adopted Accounting Pronouncement
Convertible Instruments
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, under which the Company must assume that any conversion of its convertible senior notes due 2025 (the “Convertible Senior Notes”) will be satisfied entirely in common stock.
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
Following the adoption of ASU 2020-06, the embedded conversion feature of the Convertible Senior Notes is no longer separately presented within stockholders’ equity, eliminating the non-cash debt discount. Accordingly, the Company’s effective interest rate on the Convertible Senior Notes decreased from 11.6% to 3.9% upon adoption, resulting in a $13.2 million reduction in non-cash interest expense for the 26 weeks ended July 30, 2022 as compared to the same prior year period. The Company anticipates that fiscal 2022 earnings will not include $27.4 million of pre-tax non-cash interest expense that was incurred in fiscal 2021 as a result of the adoption of ASU 2020-06.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Despite the Company’s intention to settle the principal amount of the Convertible Senior Notes in cash, the application of the if-converted method requires earnings per diluted share to reflect the assumed share conversion of the Convertible Senior Notes, which was 11.6 million dilutive shares as of July 30, 2022. The Company used the treasury stock method prior to adoption of ASU 2020-06. The impact of adoption was not material to earnings per diluted share.
Recently Issued Accounting Pronouncement
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU can be applied anytime between the first quarter of fiscal 2020 and the fourth quarter of fiscal 2022 and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The Company’s primary association with LIBOR was through interest rates applicable to loans under its former revolving credit facility, which was terminated in January 2022 and replaced with a new revolving credit facility that uses an adjusted secured overnight financing rate (“SOFR”). Accordingly, the impact of ASU 2020-04 on the Company's financial statements and related disclosures is not expected to be significant.

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
For both periods presented, dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. For the 13 and 26 weeks ended July 31, 2021, the dilutive effect of the Convertible Senior Notes was calculated using the treasury stock method; however, upon the adoption of ASU 2020-06, the Company was required to calculate diluted earnings per common share using the if-converted method, which was applied to the 13 and 26 weeks ended July 30, 2022. See Note 1 – Description of Business and Basis of Presentation for further discussion.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator:
Numerator for basic earnings per common share - Net income	$318,502	$495,509	$579,061	$857,265
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	7,992	—	16,201	—
Numerator for diluted earnings per common share - Net income after the effect of dilutive securities	$326,494	$495,509	$595,262	$857,265

Denominator:
Weighted average common shares outstanding - basic	75,610	84,512	75,895	84,631
Dilutive effect of stock-based awards	4,922	6,297	5,476	6,352
Dilutive effect of warrants	5,976	7,782	7,657	6,711
Dilutive effect of Convertible Senior Notes	13,881	10,680	15,481	9,947
Weighted average common shares outstanding - diluted	100,389	109,271	104,509	107,641

Earnings per common share:
Basic	$4.21	$5.86	$7.63	$10.13
Diluted	$3.25	$4.53	$5.70	$7.96

Stock-based awards excluded from diluted shares	542	2	278	82
The dilutive effect of the Convertible Senior Notes included 8.6 million and 10.7 million shares for the 13 weeks ended July 30, 2022 and July 31, 2021, respectively, and 10.2 million and 9.9 million shares for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively, that are designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding for any periods presented. In addition, the dilutive effect of the Convertible Senior Notes for the 13 and 26 weeks ended July 30, 2022 included approximately 5.3 million shares related to the principal amount of the Convertible Senior Notes, which the Company intends to settle in cash.

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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of July 30, 2022, January 29, 2022 and July 31, 2021, the fair value of the Company’s deferred compensation plans was $135.5 million, $150.8 million, and $148.2 million, respectively, as determined by quoted prices in active markets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company discloses the fair value of its senior notes due 2032 and 2052 and Convertible Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in millions):

	July 30, 2022		January 29, 2022		July 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$742.1	$615.5	$741.7	$733.1	$—	$—
Senior notes due 2052	$739.8	$518.6	$739.7	$711.3	$—	$—
Convertible Senior Notes	$368.5	$1,087.6	$449.3	$2,016.3	$433.5	$1,768.8
Prior to the adoption of ASU 2020-06, the carrying value of the Convertible Senior Notes excluded amounts classified within additional paid-in capital and any unamortized discounts as of January 29, 2022 and July 31, 2021. See Note 1 – Description of Business and Basis of Presentation for further information.
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at July 30, 2022, January 29, 2022, and July 31, 2021.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, operating lease assets, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually, for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using Level 3 inputs.

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
Supplemental cash flow information related to operating leases for the 26 weeks ended July 30, 2022 and July 31, 2021 were as follows (in millions):

	26 Weeks Ended
	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$332.4	$342.1
Non-cash operating lease assets and liabilities obtained in exchange for new or modified leases	$254.7	$169.0

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
As of July 30, 2022, the conversion rate for the Convertible Senior Notes was 30.8280, which represents a conversion price of $32.44 per share. The difference between the initial conversion rate and the conversion rate as of July 30, 2022 is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the Convertible Senior Notes.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Upon conversion, the Company may settle the Convertible Senior Notes for cash, shares of the Company’s common stock, or a combination thereof, at the Company’s option. The Company also has the ability to irrevocably elect to settle the Convertible Senior Notes in cash without amending the indentures or the Convertible Senior Notes themselves. The Company currently intends to settle the principal amount of the Convertible Senior Notes in cash and any conversion premium in shares of its common stock.
Convertible Senior Notes Exchanges
In the first quarter of 2022, the Company entered into agreements with certain holders of the Convertible Senior Notes to exchange $100.0 million in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares of the Company’s common stock. In the second quarter of 2022, the Company entered into agreements with certain holders of the Convertible Senior Notes to exchange an additional $100.0 million aggregate principal amount for a combination of cash and shares of the Company’s common stock in two separate transactions. The first and second quarter payments included all accrued and unpaid interest on the amounts exchanged. Concurrently with each of the exchanges in the first and second quarter of 2022 (collectively, the “Notes Exchanges”), the Company entered into agreements with certain counterparties to terminate a proportionate amount of the convertible bond hedge and warrant agreements that were entered into by the Company in April 2020 in connection with the issuance of the Convertible Senior Notes.
In connection with the Notes Exchanges, the Company recognized pre-tax inducement charges of approximately $6.6 million and $12.3 million during the 13 and 26 weeks ended July 30, 2022, respectively, which were recorded within interest expense on the Consolidated Statement of Income. The Company also paid a total of $200.0 million to noteholders to redeem the principal amount of the Convertible Senior Notes, which had a carrying value totaling $196.3 million, and issued approximately 3.5 million shares of the Company's common stock. Following the Notes Exchanges, $375.0 million aggregate principal amount of the Convertible Senior Notes remain outstanding at July 30, 2022. In addition, approximately 11.6 million shares underlie the Convertible Senior Notes, the convertible bond hedge and the warrants at July 30, 2022.
Financial Statement Impacts
As discussed in Note 1 – Description of Business and Basis of Presentation, following the adoption of ASU 2020-06, the Convertible Senior Notes are recorded entirely as a liability. A summary of the composition of the net carrying value of the Convertible Senior Notes is as follows:

(in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Principal	$375.0	$575.0	$575.0
Debt discount	(6.5)	(125.7)	(141.5)
Carrying amount	$368.5	$449.3	$433.5
Equity component (*)	N/A	$160.7	$160.7
(*) Included in additional paid-in capital on the Consolidated Balance Sheets as of January 29, 2022 and July 31, 2021.
During the 13 and 26 weeks ended July 30, 2022, the Company recognized $10.8 million and $21.9 million of interest expense related to the Convertible Senior Notes, or $8.0 million and $16.2 million, net of tax, respectively. Interest expense related to the Convertible Senior Notes included the aforementioned inducement charges and $0.7 million and $1.5 million of non-cash amortization of the debt discount during the 13 and 26 weeks ended July 30, 2022, respectively. During the 13 and 26 weeks ended July 31, 2021, the Company recognized $12.3 million and $24.3 million of interest expense related to the Convertible Senior Notes, of which $7.7 million and $15.0 million, respectively, was attributed to non-cash amortization of the debt discount.
At July 30, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. The Company has not received any material conversion requests through the filing date of this Form 10-Q. Because the closing price of the Company’s common stock of $93.59 at the end of the current quarter exceeded the conversion price of $32.44, the if-converted value exceeded the principal amount outstanding of the Convertible Senior Notes by approximately $707.0 million at July 30, 2022.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Subsequent Event
On August 22, 2022, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4875 per share on the Company's common stock and Class B common stock. The dividend is payable on September 30, 2022 to stockholders of record as of the close of business on September 9, 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our belief that consumers have made lasting lifestyle changes by an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflation, fuel prices, and the risk of recession; supply chain disruptions and labor market challenges, including factory closures and port congestion, which are resulting in rising container and transportation costs; the normalization of sales in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal and our plans to add new retail concepts and experiential stores; our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow or borrowings on our unsecured $1.6 billion revolving credit facility (the “Credit Facility”); projections of our future profitability; projected range of capital expenditures and our plans to make improvements within our existing stores and new store development and to continue investing in technology to enhance our store fulfillment and in-store pickup capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and in share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2022 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪Challenging macroeconomic conditions, including inflationary pressures, the risk of recession and supply chain constraints, due to COVID-19, the conflict in Ukraine or otherwise; decreases in consumer demand for our products; and the effectiveness of measures to mitigate such impact on our business and consumer spending;
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
▪Increasing product costs, which could be caused by numerous reasons including foreign trade issues, currency exchange rate fluctuations, increasing prices for materials due to inflation or other reasons, supply chain delays, associated costs and constraints, or foreign political instability;
▪Disruptions to our eCommerce platform, including interruptions, delays or downtime caused by high volumes of users or transactions; deficiencies in design or implementation; or platform enhancements;
▪Vendors continuing to sell or increasingly selling their products directly to customers or through broadened or alternative distribution channels;
▪Negative reactions from our customers, shareholders or vendors regarding changes to our policies or positions related to social and political issues;
▪That our strategic plans and initiatives may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;
•The impact of an increase to corporate tax rates or imposition of an excise tax with respect to share repurchase activity, including the potential impact of the Inflation Reduction Act of 2022;

•Our ability to optimize our store lease portfolio and our distribution and fulfillment network;
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
▪The impact of wage increases on our financial results, including those related to supply chain disruptions and labor challenges;
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

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! specialty concept stores and offer our products both online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.

Over the past five years, we have transformed our business to drive sustainable growth in sales and profitability. During this time, we meaningfully improved our merchandise assortment, as our strong relationships with our key brand partners provided access to highly differentiated product. We also enhanced our store selling culture and service model and incorporated experiential elements and technology into our stores to engage our athletes. Finally, we invested in technology and data science to improve our pricing strategy, digital marketing and personalization. Consumers have also made lasting lifestyle changes in recent years, increasing their focus on health and fitness, sports and outdoor activities. As a result of our core strategies, foundational improvements and favorable consumer trends, net sales increased 40.5% in fiscal 2021 compared to fiscal 2019, while merchandise margins increased 626 basis points as a percentage of net sales in the same period-to-period comparison.
Our profitability is primarily influenced by growth in comparable store sales, the strength of merchandise margins derived from our omni-channel platform and our ability to manage operating expenses. With our structurally higher sales, expanded merchandise margins, and operating expense leverage, our pre-tax income as a percentage of net sales has grown from 4.7% in fiscal 2019 to 16.2% in fiscal 2021.
Macroeconomic Outlook
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflation and the potential risk of recession. In addition, the continued disruption of global labor markets and supply chains due to COVID-19 and other factors, including factory closures and port congestion, has resulted in longer transit times and elevated container and transportation costs that we expect will continue in the near term. Although we have successfully managed these issues thus far, the longer-term effect of these challenges may impact consumer discretionary spending behavior and the promotional landscape in which we operate. Our revised fiscal 2022 outlook contemplates this uncertainty.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
•Net sales decreased 5.0% to $3.11 billion in the current quarter from $3.27 billion during the second quarter of 2021, which included a decrease in comparable store sales of 5.1% following a 20.2% increase in the same period last year. When compared to the second quarter of 2019, net sales increased 38%.
•In the current quarter, we reported net income of $318.5 million, or $3.25 per diluted share, compared to $495.5 million, or $4.53 per diluted share, during the second quarter of 2021.
•Earnings per diluted share for the current quarter excluded $8.0 million of interest expense, net of tax, and included 13.9 million diluted shares related to the Convertible Senior Notes, which together, decreased earnings per diluted share by $0.43. In fiscal 2022, earnings per diluted share reflects the adoption of ASU 2020-06, which requires the assumption that our Convertible Senior Notes will be settled in shares of our common stock. Due to our intent to settle the principal of the Convertible Senior Notes in cash and the shares we expect to receive from our convertible bond hedge, which is designed to offset dilution, we do not expect the Convertible Senior Notes will have a dilutive effect upon conversion.
•Net income in the second quarter of 2021 included $5.7 million of non-cash interest expense, net of tax, and earnings per diluted share included 10.7 million shares related to the Convertible Senior Notes that are designed to be offset at conversion by our bond hedge, which together decreased earnings per diluted share by $0.55 in the prior year quarter.
•During the second quarter of 2022, we:
•Exchanged $100 million aggregate principal amount of our 3.25% Convertible Senior Notes and unwound the corresponding portion of the convertible bond hedge and warrants for $100 million of cash and 1.7 million shares of our common stock;
•Declared and paid a quarterly cash dividend in the amount of $0.4875 per share of our common stock and Class B common stock; and,
•Repurchased 3.9 million shares of common stock for a total cost of $318.9 million under our share repurchase program.

•The following table summarizes store openings and permanent store closures for the periods indicated:

	Fiscal 2022			Fiscal 2021
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total
Beginning stores	730	131	861	728	126	854
Q1 New stores	—	1	1	2	—	2
Q2 New stores	1	1	2	1	1	2
Closed stores	1	3	4	—	1	1
Ending stores	730	130	860	731	126	857
Relocated stores	3	1	4	7	—	7
(1)Fiscal 2021 includes two DICK'S House of Sport stores and fiscal 2022 includes three DICK’S House of Sport stores.
(2)Includes our Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores, and excludes temporary Warehouse Sale store locations. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of July 30, 2022, the Company operated 25 combo stores.
The following tables present selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2021 period, and other data, and are provided to facilitate a further understanding of our business. These tables should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2021-2022
	13 Weeks Ended
	July 30, 2022	July 31, 2021
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.97	60.09	388
Gross profit	36.03	39.91	(388)
Selling, general and administrative expenses (3)	21.12	19.55	157
Pre-opening expenses (4)	0.12	0.10	2
Income from operations	14.79	20.26	(547)
Interest expense	0.82	0.42	40
Other expense (income)	0.24	(0.21)	45
Income before income taxes	13.73	20.05	(632)
Provision for income taxes	3.50	4.92	(142)
Net income	10.23%	15.13%	(490)
Other Data:
Comparable store sales (decrease) increase (5)	(5.1%)	20.2%
Number of stores at end of period (6)	860	857
Total square feet at end of period (6)	42,394,897	42,278,449

			Basis Point Change in Percentage of Net Sales from Prior Year 2021-2022 (A)
	26 Weeks Ended
	July 30, 2022	July 31, 2021 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.77	61.32	245
Gross profit	36.23	38.68	(245)
Selling, general and administrative expenses (3)	21.89	20.16	173
Pre-opening expenses (4)	0.12	0.13	(1)
Income from operations	14.22	18.40	(418)
Interest expense	0.88	0.44	44
Other expense (income)	0.28	(0.23)	51
Income before income taxes	13.06	18.19	(513)
Provision for income taxes	3.10	4.34	(124)
Net income	9.96%	13.84%	(388)
Other Data:
Comparable store sales (decrease) increase (5)	(6.6%)	52.2%
Number of stores at end of period (6)	860	857
Total square feet at end of period (6)	42,394,897	42,278,449

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
(5)Beginning in fiscal 2022, we revised our method for determining comparable store sales calculations to include relocated store locations. Prior year information is revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of Form 8-K, which was filed with the Securities and Exchange Commission on March 8, 2022.
(6)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores. Excludes temporary Warehouse Sale store locations.

13 Weeks Ended July 30, 2022 Compared to the 13 Weeks Ended July 31, 2021
Net Sales
Net sales decreased approximately 5.0% to $3,112.4 million in the current quarter from $3,274.8 million in the quarter ended July 31, 2021, due primarily to a $164.1 million, or 5.1%, decrease in comparable store sales. The decrease in comparable store sales included an 8.4% decrease in transactions offset by a 3.3% increase in sales per transaction, and reflects an anticipated sales normalization in certain categories, including fitness and outdoor equipment, as well as inventory constraints affecting apparel, partially offset by growth in footwear and team sports.

Income from Operations
Income from operations decreased to $460.2 million in the current quarter compared to $663.6 million for the quarter ended July 31, 2021.
Gross profit decreased to $1,121.4 million in the current quarter from $1,307.1 million for the quarter ended July 31, 2021 and decreased as a percentage of net sales by approximately 388 basis points. Merchandise margins decreased 197 basis points, as we strategically introduced some item level pricing offerings, and higher inventory shrink due to increased theft. In addition, supply chain costs increased approximately 92 basis points, primarily due to continuing global disruptions, and occupancy deleveraged 71 basis points. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Our occupancy costs increased $9.1 million compared to the prior year quarter. The remaining decrease in gross profit as a percentage of net sales was driven by an increase in eCommerce shipping expense.
Selling, general and administrative expenses increased to $657.4 million in the current quarter from $640.3 million during the second quarter of 2021, and increased as a percentage of net sales by 157 basis points primarily due to the decrease in net sales. The $17.1 million increase was driven by investments in hourly wage rates and talent to support our growth strategies, offset by a $17.8 million net cost reduction compared to the prior year quarter related to changes in the investment values of our deferred compensation plans, for which the corresponding investment change was recognized in Other Expense.
Interest Expense
Interest expense increased to $25.5 million in the current quarter from $13.8 million in the prior year quarter. The increase was primarily due to $13.8 million of interest expense related to the aggregate $1.5 billion Senior Notes issued during the fourth quarter of 2021. Current quarter interest expense also included $6.6 million of inducement charges related to the exchange of $100 million aggregate principal amount of the Convertible Senior Notes, which were primarily offset by a reduction in non-cash interest expense due to our adoption of ASU 2020-06; see Part I. Item 1. Financial Statements, Note 1 – Description of Business and Basis of Presentation for additional details.
Other Expense (Income)
Other expense totaled $7.4 million in the current quarter compared to other income of $6.8 million in the prior year quarter. The change was primarily due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate increased to 25.5% in the current quarter from 24.5% in the quarter ended July 31, 2021.

26 Weeks Ended July 30, 2022 Compared to the 26 Weeks Ended July 31, 2021
Net Sales
Net sales were $5,812.6 million in the current period, a 6.2% decrease from net sales of $6,193.6 million reported for the prior year period, due primarily to a $403.2 million, or 6.6%, decrease in comparable store sales, partially offset by a $22.2 million increase in net sales primarily attributable to new stores. The decrease in comparable store sales included a 7.4% decrease in transactions offset by a 0.8% increase in sales per transaction, and reflects an anticipated sales normalization in certain categories, including fitness and outdoor equipment, along with last year’s favorable sales impact following government stimulus payments, and inventory constraints affecting apparel, partially offset by growth in footwear and team sports.

Income from Operations
Income from operations decreased to $826.7 million in the current year-to-date period, compared to $1,139.4 million in the prior year period.
Gross profit decreased to $2,106.1 million for the current period from $2,395.7 million for the prior year period, a decrease as a percentage of net sales of 245 basis points, primarily due to a 98 basis point increase in supply chain related costs, primarily due to continuing global disruptions and 81 basis points of occupancy deleverage. Our occupancy costs increased $15.5 million compared to the prior year period and decreased gross profit as a percentage of net sales due primarily to the decrease in net sales. The remaining decrease in gross profit as a percentage of net sales was primarily driven by lower merchandise margin and higher eCommerce shipping expenses.

Selling, general and administrative expenses increased to $1,272.7 million in the current year-to-date period from $1,248.6 million for the prior year period, and increased as a percentage of net sales by 173 basis points primarily due to the decrease in net sales. The $24.1 million increase was driven by investments in hourly wage rates and talent to support our growth strategies, along with higher brand-building marketing expenses, offset by lower incentive compensation expense and a $34.8 million net cost reduction compared to the prior year period related to changes in the investment values of our deferred compensation plans, for which the corresponding investment change was recognized in Other Expense. In addition, selling, general and administrative expense included approximately $15 million of COVID-related costs in the prior year-to-date period.
Interest Expense
Interest expense increased to $51.1 million in the current period from $27.2 million in the prior year period. The increase was primarily due to $27.6 million of interest expense related to the aggregate $1.5 billion Senior Notes issued during the fourth quarter of 2021. Current period interest expense also included $12.3 million of inducement charges related to three exchange transactions totaling $200 million aggregate principal amount of the Convertible Senior Notes, which were primarily offset by a reduction in non-cash interest expense due to our adoption of ASU 2020-06; see Part I. Item 1. Financial Statements, Note 1 – Description of Business and Basis of Presentation for additional details.
Other Expense (Income)
Other expense totaled $16.4 million in the current period compared to other income of $14.1 million for the period ended July 31, 2021. The change was primarily due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate decreased to 23.7% for the current period from 23.9% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand at July 30, 2022 was $1.90 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions, settle all or a portion of the Convertible Senior Notes, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
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

Revolving Credit Facility
We have available to us a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of July 30, 2022, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at July 30, 2022.
Senior Notes
As of July 30, 2022, we have $750 million principal amount of 2032 Notes and $750 million of 2052 Notes. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.

Convertible Senior Notes
Following our exchanges totaling $200 million principal amount in cash during the 26 weeks ended July 30, 2022, we have an aggregate principal amount of $375 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the remaining principal amount of the Convertible Senior Notes in cash, whether in connection with an early conversion of such notes or repayment at maturity, using excess cash, free cash flow or borrowings on our Credit Facility to minimize share dilution. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date in April 2025 or upon early conversion, as applicable.
As of July 30, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, we have not received any material conversion requests through the filing date of this Form 10-Q. There can be no assurance that any capital required to repay our Convertible Senior Notes will be available on terms that are favorable to us, or at all.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 26 weeks ended July 30, 2022 totaled $167.7 million on a gross basis and $138.4 million on a net basis, which includes tenant allowances provided by landlords.
We anticipate that fiscal 2022 gross capital expenditures will be in a range of $400 to $425 million, and $340 to $365 million on a net basis, which includes tenant allowances provided by landlords. We expect our capital expenditures to be concentrated on improvements within our existing stores and new store development, as well as continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock. During the 26 weeks ended July 30, 2022, we repurchased approximately 4.4 million shares of our common stock at a cost of $361.1 million. We currently operate under a $2.0 billion share repurchase program that was authorized by the Board of Directors on December 16, 2021. As of July 30, 2022, the available amount remaining under the December 2021 authorization was $1.5 billion.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 26 weeks ended July 30, 2022, we have paid $82.9 million of dividends to our stockholders. On August 22, 2022, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4875 per share of common stock and Class B common stock, payable on September 30, 2022 to stockholders of record as of the close of business on September 9, 2022.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.

Supply Chain Financing
We have entered into supply chain financing arrangements with several financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. In turn, we settle invoices with the financial institutions in accordance with the original supplier payment terms. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our liability associated with the funded participation in the arrangements, which is presented within accounts payable on the Consolidated Balance Sheet, was $86.1 million and $76.0 million as of July 30, 2022 and January 29, 2022, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	26 Weeks Ended
(in millions)	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$101.7	$1,030.8
Net cash used in investing activities	(171.0)	(177.1)
Net cash used in financing activities	(678.4)	(275.0)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	$(747.7)	$578.7
Operating Activities
Cash from operating activities decreased $929.0 million for the 26 weeks ended July 30, 2022 compared to the same period in the prior year. The decrease was primarily due to a $465.4 million increase in cash payments for inventory and accounts payable to replenish inventory levels after a 28.3% sales increase in fiscal 2021 and supply chain disruptions following the start of COVID-19, which resulted in inventory growth relatively in line with sales growth compared to fiscal 2019. The remaining decrease in cash from operating activities was primarily driven by a $278.2 million decrease in earnings during the current period as compared to the same period last year, and a $126.0 million decrease in accrued expenses as a result of year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of marketing and deferred compensation plan payments.
Investing Activities
Cash used in investing activities decreased $6.1 million for the 26 weeks ended July 30, 2022 compared to the same period last year. Gross capital expenditures for the current period include investments in our stores and technology, offset by last year’s investments in merchandise presentation, space optimization and investments to enhance the fitting and lesson experience in our golf business.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities increased $403.4 million for the 26 weeks ended July 30, 2022 compared to the prior year period, primarily driven by higher share repurchases and the exchange of $200 million aggregate principal amount of our Convertible Senior Notes during the current year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures from those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the Securities and Exchange Commission on March 23, 2022.

ITEM 4.  CONTROLS AND PROCEDURES
During the second quarter of fiscal 2022, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, July 30, 2022.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously disclosed by the Company in a Current Report on Form 8-K dated June 23, 2022, the Company entered into Exchange Agreements (the “June Exchange Agreements”) with certain holders of the Company’s Convertible Senior Notes due 2025 pursuant to which such holders exchanged, in the aggregate, $50 million aggregate principal amount of Convertible Senior Notes for shares of the Company’s common stock plus cash based upon the volume-weighted average price per share of the Company’s common stock during an averaging period that commenced on June 24, 2022. As a result of that valuation, the Company delivered to the exchanging holders an aggregate amount of 984,444 shares of its common stock plus an aggregate of $50 million in cash in exchange for an aggregate principal amount of $50 million of Convertible Senior Notes. These exchange transactions closed on June 29, 2022. The shares of common stock were delivered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 in a transaction by an issuer not involving a public offering.
As previously disclosed by the Company in a Current Report on Form 8-K dated July 8, 2022, the Company entered into Exchange Agreements (the “July Exchange Agreements”) with certain holders of the Convertible Senior Notes pursuant to which such holders exchanged, in the aggregate, $50 million aggregate principal amount of Convertible Senior Notes for shares of the Company’s common stock plus cash based upon the volume-weighted average price per share of the Company’s common stock during an averaging period that commenced on July 11, 2022. As a result of that valuation, the Company delivered to the exchanging holders an aggregate amount of 995,180 shares of its common stock plus an aggregate of $50 million in cash in exchange for an aggregate principal amount of $50 million of the Convertible Senior Notes. These exchange transactions closed on July 15, 2022. The shares of common stock were delivered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 in a transaction by an issuer not involving a public offering.
The shares of common stock and cash delivered pursuant to the exchanges described above were obtained by the Company from financial institutions (each, a “Hedge Counterparty”) as part of the partial early unwinds of a portion of the convertible note hedge transactions and related warrant transactions (collectively, the “Hedge Transactions”) pursuant to early unwind agreements between the Company and each Hedge Counterparty (collectively, the “Hedge Early Termination Agreements”) relating to a portion of the Hedge Transactions corresponding to the amount of Convertible Senior Notes exchanged by holders thereof pursuant to the June Exchange Agreements and the July Exchange Agreements, respectively. In connection with the Hedge Early Termination Agreements, the Company received 155,639 shares and 148,718 shares as part of the June and July exchange transactions, respectively.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the forms thereof, copies of which were filed with the Company’s Current Report on Form 8-K dated June 23, 2022 as Exhibits 10.1, 10.2, and 10.3 (corresponding to the June exchange transactions) and with the Company’s Current Report on Form 8-K dated July 8, 2022 as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 (corresponding to the July exchange transactions), respectively, each of which is incorporated herein by reference.
During the quarter ended July 30, 2022, the Company also issued 20 shares of its unregistered common stock to holders of the Convertible Senior Notes upon conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the Convertible Senior Notes in excess of the principal amount converted. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and were offset by the receipt of 20 shares of common stock pursuant to the exercise of certain convertible bond hedge transactions.

The following table sets forth repurchases of our common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
May 1, 2022 to May 28, 2022	3,483,146	$80.06	3,467,942	$1,535,222,307
May 29, 2022 to July 2, 2022	1,352	$80.78	—	$1,535,222,307
July 3, 2022 to July 30, 2022	480,740	$86.96	477,142	$1,493,693,282
Total	3,965,238	$80.90	3,945,084
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 6.  EXHIBITS

The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Form of Note Hedge Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022.
10.2	Form of Warrant Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022.
10.3	Form of Exchange Agreement dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022.
10.4	Form of Note Hedge Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022.
10.5	Form of Warrant Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022.
10.6	Form of Note Hedge Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022.
10.7	Form of Warrant Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022.
10.8	Form of Exchange Agreement dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022.
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 24, 2022 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of August 24, 2022 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 24, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of August 24, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 24, 2022 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)