Form 10-Q
period 2022-10-29
DICK'S SPORTING GOODS, INC.
filed 2022-11-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2022
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
Yes ☐ No ☑

As of November 18, 2022, DICK’S Sporting Goods, Inc. had 59,840,863 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$2,958,861	$2,747,647	$8,771,485	$8,941,208
Cost of goods sold, including occupancy and distribution costs	1,946,438	1,691,071	5,652,966	5,488,928
GROSS PROFIT	1,012,423	1,056,576	3,118,519	3,452,280
Selling, general and administrative expenses	679,747	631,943	1,952,408	1,880,505
Pre-opening expenses	7,212	4,765	13,948	12,545
INCOME FROM OPERATIONS	325,464	419,868	1,152,163	1,559,230
Interest expense	26,131	13,789	77,267	40,971
Other (income) expense	(4,826)	(1,748)	11,559	(15,893)
INCOME BEFORE INCOME TAXES	304,159	407,827	1,063,337	1,534,152
Provision for income taxes	75,703	91,314	255,820	360,374
NET INCOME	$228,456	$316,513	$807,517	$1,173,778

EARNINGS PER COMMON SHARE:
Basic	$2.94	$3.79	$10.55	$13.93
Diluted	$2.45	$2.78	$8.17	$10.70

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	77,789	83,537	76,527	84,266
Diluted	96,681	113,664	101,900	109,648

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
NET INCOME	$228,456	$316,513	$807,517	$1,173,778
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(277)	15	(280)	58
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(277)	15	(280)	58
COMPREHENSIVE INCOME	$228,179	$316,528	$807,237	$1,173,836

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,437,997	$2,643,205	$1,372,892
Accounts receivable, net	87,191	68,263	89,479
Income taxes receivable	4,082	1,978	683
Inventories, net	3,361,057	2,297,609	2,490,438
Prepaid expenses and other current assets	96,135	95,601	92,673
Total current assets	4,986,462	5,106,656	4,046,165
Property and equipment, net	1,342,786	1,319,681	1,314,567
Operating lease assets	2,025,149	2,044,819	2,070,135
Intangible assets, net	84,946	86,767	87,195
Goodwill	245,857	245,857	245,857
Deferred income taxes	58,945	35,024	42,862
Other assets	212,455	202,872	192,498
TOTAL ASSETS	$8,956,600	$9,041,676	$7,999,279

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,473,424	$1,281,322	$1,399,716
Accrued expenses	500,246	620,143	522,010
Operating lease liabilities	487,119	480,318	478,674
Income taxes payable	32,664	13,464	28,430
Deferred revenue and other liabilities	268,677	317,433	239,472
Total current liabilities	2,762,130	2,712,680	2,668,302
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,482,110	1,481,443	—
Convertible senior notes due 2025	152,006	449,287	441,186
Long-term operating lease liabilities	2,026,774	2,099,146	2,135,515
Other long-term liabilities	156,408	197,534	223,459
Total long-term liabilities	3,817,298	4,227,410	2,800,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	570	520	586
Class B common stock	236	236	237
Additional paid-in capital	1,399,694	1,488,834	1,476,701
Retained earnings	4,682,663	3,956,602	3,647,621
Accumulated other comprehensive (loss) income	(362)	(82)	9
Treasury stock, at cost	(3,705,629)	(3,344,524)	(2,594,337)
Total stockholders' equity	2,377,172	2,101,586	2,530,817
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,956,600	$9,041,676	$7,999,279

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,833	18	—	—	3,793	—	—	—	3,811
Exercise of stock options	389	4	—	—	12,661	—	—	—	12,665
Restricted stock vested	933	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(332)	(3)	—	—	(33,284)	—	—	—	(33,287)
Net income	—	—	—	—	—	260,559	—	—	260,559
Stock-based compensation	—	—	—	—	15,177	—	—	—	15,177
Foreign currency translation adjustment, net of taxes of $2	—	—	—	—	—	—	(7)	—	(7)
Purchase of shares for treasury	(417)	(4)	—	—	—	—	—	(42,223)	(42,227)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(38,942)	—	—	(38,942)
BALANCE, April 30, 2022	54,395	$544	23,621	$236	$1,368,211	$4,212,451	$(89)	$(3,386,747)	$2,194,606
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,675	17	—	—	5,750	—	—	—	5,767
Exercise of stock options	52	1	—	—	1,331	—	—	—	1,332
Restricted stock vested	47	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(13)	—	—	—	(1,860)	—	—	—	(1,860)
Net income	—	—	—	—	—	318,502	—	—	318,502
Stock-based compensation	—	—	—	—	11,517	—	—	—	11,517
Foreign currency translation adjustment, net of taxes of ($1)	—	—	—	—	—	—	4	—	4
Purchase of shares for treasury	(3,945)	(40)	—	—	—	—	—	(318,882)	(318,922)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(37,437)	—	—	(37,437)
BALANCE, July 30, 2022	52,211	$522	23,621	$236	$1,384,949	$4,493,516	$(85)	$(3,705,629)	$2,173,509
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	4,312	43	—	—	5,989	—	—	—	6,032
Exchange of Class B common stock for common stock	50	—	(50)	—	—	—	—	—	—
Exercise of stock options	213	2	—	—	5,954	—	—	—	5,956
Restricted stock vested	282	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(74)	—	—	—	(8,080)	—	—	—	(8,080)
Net income	—	—	—	—	—	228,456	—	—	228,456
Stock-based compensation	—	—	—	—	10,885	—	—	—	10,885
Foreign currency translation adjustment, net of taxes of $88	—	—	—	—	—	—	(277)	—	(277)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(39,309)	—	—	(39,309)
BALANCE, October 29, 2022	56,994	$570	23,571	$236	$1,399,694	$4,682,663	$(362)	$(3,705,629)	$2,377,172

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$807,517	$1,173,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,522	237,666
Amortization of deferred financing fees and debt discount	3,558	22,693
Deferred income taxes	5,344	8,613
Stock-based compensation	37,579	39,380
Other, net	15,879	—
Changes in assets and liabilities:
Accounts receivable	(36,699)	(20,655)
Inventories	(1,063,448)	(536,870)
Prepaid expenses and other assets	(936)	(7,995)
Accounts payable	178,633	194,084
Accrued expenses	(94,177)	(13,918)
Income taxes payable / receivable	19,023	(6,854)
Construction allowances provided by landlords	36,100	27,677
Deferred revenue and other liabilities	(58,613)	(30,219)
Operating lease assets and liabilities	(64,663)	(80,734)
Net cash provided by operating activities	35,619	1,006,646
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(274,307)	(231,087)
Proceeds from sale of other assets	14,261	9,671
Deposits and other investing activities	(32,885)	(19,130)
Net cash used in investing activities	(292,931)	(240,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes due 2025	(420,558)	—
Payments on finance lease obligations	(548)	(553)
Proceeds from exercise of stock options	19,953	24,930
Minimum tax withholding requirements	(43,227)	(29,893)
Cash paid for treasury stock	(392,882)	(426,111)
Cash dividends paid to stockholders	(123,823)	(567,245)
Increase (decrease) in bank overdraft	13,469	(52,461)
Net cash used in financing activities	(947,616)	(1,051,333)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(280)	58
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,205,208)	(285,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,643,205	1,658,067
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,437,997	$1,372,892
Supplemental disclosure of cash flow information:
Accrued property and equipment	$41,773	$44,545
Cash paid for interest	$41,441	$21,870
Cash paid for income taxes	$232,705	$364,875

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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 as filed with the Securities and Exchange Commission on March 23, 2022. Operating results for the 13 and 39 weeks ended October 29, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2023 or any other period.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following the adoption of ASU 2020-06, the embedded conversion feature of the Convertible Senior Notes is no longer separately presented within stockholders’ equity, eliminating the non-cash debt discount. Accordingly, the Company’s effective interest rate on the Convertible Senior Notes decreased from 11.6% to 3.9% upon adoption, resulting in a $20.1 million reduction in non-cash interest expense for the 39 weeks ended October 29, 2022 as compared to the same prior year period. The Company anticipates that fiscal 2022 earnings will not include $27.4 million of pre-tax non-cash interest expense that was incurred in fiscal 2021 as a result of the adoption of ASU 2020-06.
Despite the Company’s intention to settle the principal amount of the Convertible Senior Notes in cash, the application of the if-converted method requires earnings per diluted share to reflect that the Convertible Senior Notes will be settled entirely in shares upon conversion. As of October 29, 2022, approximately 4.8 million shares underlie the Convertible Senior Notes, which provides the basis for earnings per diluted share. The Company used the treasury stock method prior to adoption of ASU 2020-06, which allowed the Company to assume that the principal amount of the Convertible Senior Notes would be paid in cash. The impact of adoption was not material to earnings per diluted share.
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

Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for the first quarter of 2023, except for the amendment on roll-forward information, which is effective for the first quarter of 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.

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
For all periods presented, dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. For the 13 and 39 weeks ended October 30, 2021, the dilutive effect of the Convertible Senior Notes was calculated using the treasury stock method; however, upon the adoption of ASU 2020-06, the Company was required to calculate diluted earnings per common share using the if-converted method, which was applied to the 13 and 39 weeks ended October 29, 2022. See Note 1 – Description of Business and Basis of Presentation for further discussion.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Numerator for basic earnings per common share - Net income	$228,456	$316,513	$807,517	$1,173,778
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	8,472	—	24,673	—
Numerator for diluted earnings per common share - Net income after the effect of dilutive securities	$236,928	$316,513	$832,190	$1,173,778

Denominator:
Weighted average common shares outstanding - basic	77,789	83,537	76,527	84,266
Dilutive effect of stock-based awards	5,120	6,791	5,357	6,498
Dilutive effect of warrants	4,947	10,542	6,754	7,988
Dilutive effect of Convertible Senior Notes	8,825	12,794	13,262	10,896
Weighted average common shares outstanding - diluted	96,681	113,664	101,900	109,648

Earnings per common share:
Basic	$2.94	$3.79	$10.55	$13.93
Diluted	$2.45	$2.78	$8.17	$10.70

Stock-based awards excluded from diluted shares	—	1	185	55
The dilutive effect of the Convertible Senior Notes included 6.2 million and 12.8 million shares for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively, and 8.9 million and 10.9 million shares for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively, that are designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding for any periods presented. In addition, the dilutive effect of the Convertible Senior Notes for the 13 and 39 weeks ended October 29, 2022 included approximately 2.6 million and 4.4 million shares, respectively, related to the principal amount of the Convertible Senior Notes, which the Company intends to settle in cash.

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
Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of October 29, 2022, January 29, 2022 and October 30, 2021, the fair value of the Company’s deferred compensation plans was $128.8 million, $150.8 million, and $150.7 million, respectively, as determined by quoted prices in active markets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company discloses the fair value of its senior notes due 2032 and 2052 and Convertible Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in millions):

	October 29, 2022		January 29, 2022		October 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$742.2	$571.7	$741.7	$733.1	$—	$—
Senior notes due 2052	$739.9	$461.4	$739.7	$711.3	$—	$—
Convertible Senior Notes	$152.0	$559.5	$449.3	$2,016.3	$441.2	$2,188.0
Prior to the adoption of ASU 2020-06, the carrying value of the Convertible Senior Notes excluded amounts classified within additional paid-in capital and any unamortized discounts as of January 29, 2022 and October 30, 2021. See Note 1 – Description of Business and Basis of Presentation for further information.
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at October 29, 2022, January 29, 2022, and October 30, 2021.
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

4. Leases
The Company leases substantially all of its stores, three of its distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2034. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The lease agreements are primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 39 weeks ended October 29, 2022 and October 30, 2021 were as follows (in millions):

	39 Weeks Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$499.2	$511.8
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$325.3	$273.6

5. Convertible Senior Notes
Overview
In April 2020, the Company issued an aggregate $575.0 million of 3.25% Convertible Senior Notes due 2025, which included the full exercise of a $75.0 million over-allotment option, receiving proceeds of $557.6 million, net of $17.4 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes are scheduled to mature on April 15, 2025 and accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15.
As of October 29, 2022, the conversion rate for the Convertible Senior Notes was 30.9636, which represents a conversion price of $32.30 per share. The difference between the initial conversion rate and the conversion rate as of October 29, 2022 is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the Convertible Senior Notes.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Convertible Senior Notes Exchanges
During fiscal 2022, the Company entered into agreements with certain holders of the Convertible Senior Notes to exchange $420.6 million in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares of the Company’s common stock in five separate transactions. The payments included all accrued and unpaid interest on the amounts exchanged. Concurrently with each of the exchange transactions during fiscal 2022, the Company entered into agreements with certain counterparties to terminate a proportionate amount of the convertible bond hedge and warrant agreements that were entered into by the Company in April 2020 in connection with the issuance of the Convertible Senior Notes, (collectively, the “Notes Exchanges”).
In connection with the Notes Exchanges, the Company recognized pre-tax non-cash inducement charges of approximately $8.8 million and $21.1 million during the 13 and 39 weeks ended October 29, 2022, respectively, which were recorded within interest expense on the Consolidated Statement of Income, paid a total of $420.6 million to noteholders to redeem the principal amount of the Convertible Senior Notes with a carrying value of $413.1 million, and issued approximately 7.8 million shares of the Company's common stock. Following the Notes Exchanges, $154.4 million aggregate principal amount of the Convertible Senior Notes remain outstanding at October 29, 2022. Approximately 4.8 million shares underlie the Convertible Senior Notes, the convertible bond hedge and the warrants at October 29, 2022.
Financial Statement Impacts
As discussed in Note 1 – Description of Business and Basis of Presentation, following the adoption of ASU 2020-06, the Convertible Senior Notes are recorded entirely as a liability. A summary of the composition of the net carrying value of the Convertible Senior Notes is as follows:

(in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Principal	$154.4	$575.0	$575.0
Debt discount and issuance fees	(2.4)	(125.7)	(133.8)
Carrying amount	$152.0	$449.3	$441.2
Equity component (*)	N/A	$160.7	$160.7
(*) Included in additional paid-in capital on the Consolidated Balance Sheets as of January 29, 2022 and October 30, 2021.
During the 13 and 39 weeks ended October 29, 2022, the Company recognized $11.4 million and $33.3 million of interest expense related to the Convertible Senior Notes, or $8.5 million and $24.7 million, net of tax, respectively. Interest expense related to the Convertible Senior Notes included the aforementioned inducement charges and $0.4 million and $1.9 million of non-cash amortization of issuance fees during the 13 and 39 weeks ended October 29, 2022, respectively. During the 13 and 39 weeks ended October 30, 2021, the Company recognized $12.4 million and $36.7 million of interest expense related to the Convertible Senior Notes, of which $7.7 million and $22.7 million, respectively, was attributed to non-cash amortization of the debt discount and issuance fees.
At October 29, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. The Company has not received any material conversion requests through the filing date of this Form 10-Q. Because the closing price of the Company’s common stock of $116.23 at the end of the current quarter exceeded the conversion price of $32.30, the if-converted value exceeded the principal amount outstanding of the Convertible Senior Notes by approximately $401.4 million at October 29, 2022.

6. Subsequent Event
On November 21, 2022, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4875 per share on the Company's common stock and Class B common stock. The dividend is payable on December 30, 2022 to stockholders of record as of the close of business on December 9, 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflation and the economic slowdown; supply chain disruptions and labor market challenges, which are resulting in rising container and transportation costs; the normalization of sales in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses; plans to leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal and our plans to add new retail concepts and experiential stores; our intention to repay the principal outstanding amounts of the Convertible Senior Notes using excess cash, free cash flow or borrowings on our unsecured $1.6 billion revolving credit facility (the “Credit Facility”); our belief that the Inflation Reduction Act will not impact our financial results, including our annual estimated effective tax rate and liquidity; projections of our future profitability; projected range of capital expenditures and our plans to make improvements within our existing stores and new store development and to continue investing in technology to enhance our store fulfillment and in-store pickup capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and in share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2022 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪Challenging macroeconomic conditions, including inflationary pressures, an economic slowdown, elevated fuel prices and supply chain constraints, due to COVID-19, the conflict in Ukraine or otherwise; decreases in consumer demand for our products; and the effectiveness of measures to mitigate such impact on our business and consumer spending;
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
▪Disruptions to our eCommerce platform, including interruptions, delays or downtime caused by high volumes of users or transactions, deficiencies in design or implementation, or platform enhancements;
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
•The impact of an increase to corporate tax rates or imposition of an excise tax with respect to share repurchase activity;
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
▪Poor performance of professional sports teams, professional team lockouts or strikes, retirement, serious injury or scandal involving key athletes, and disruptions to or cancellations of major sporting events or organized youth and adult sports programs;
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

Over the past five years, we have transformed our business to drive sustainable growth in sales and profitability. During this time, we meaningfully improved our merchandise assortment through our strong relationships with our key brand partners, which provided access to highly differentiated product, and from our vertical brands. We also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to engage our athletes. Finally, we invested in technology and data science to improve our pricing strategy, digital marketing and personalization capabilities. Consumers have also made lasting lifestyle changes in recent years, increasing their focus on health and fitness, sports and outdoor activities. As a result of our core strategies, foundational improvements and favorable consumer trends, net sales increased 40.5% in fiscal 2021 compared to fiscal 2019, while merchandise margins increased 626 basis points as a percentage of net sales in the same period-to-period comparison.
Our profitability is primarily influenced by growth in comparable store sales, the strength of merchandise margins derived from our omni-channel platform and our ability to manage operating expenses. With our structurally higher sales, expanded merchandise margins, and operating expense leverage, our pre-tax income as a percentage of net sales grew from 4.7% in fiscal 2019 to 16.2% in fiscal 2021.
Macroeconomic Outlook
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures and economic slowdown. In addition, the continued disruption of supply chains, including factory closures and port congestion, has resulted in apparel overages from late arriving inventory and elevated container and transportation costs which began moderating during the current quarter. Although we have successfully managed these issues thus far, the continued effect of these challenges may impact longer-term consumer discretionary spending behavior and the promotional landscape in which we operate, including the Company’s actions to manage its apparel overage. Our current year outlook contemplates this uncertainty.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including implementing a 15% minimum tax on adjusted financial statement income for certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022, and tax incentives to promote alternative sources of energy. We do not expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
•Net sales increased 7.7% to $2.96 billion in the current quarter from $2.75 billion during the third quarter of 2021, which included an increase in comparable store sales of 6.5% following a 12.8% increase in the same period last year. When compared to the third quarter of 2019, net sales increased 50.8%.
•In the current quarter, we reported net income of $228.5 million, or $2.45 per diluted share, compared to $316.5 million, or $2.78 per diluted share, during the third quarter of 2021.
•Earnings per diluted share for the current quarter excluded $8.5 million of interest expense, net of tax, and included 8.8 million diluted shares related to the Convertible Senior Notes, which together, decreased earnings per diluted share by $0.15. In fiscal 2022, earnings per diluted share reflects the adoption of ASU 2020-06, which requires the assumption that our Convertible Senior Notes will be settled in shares of our common stock. Due to our intent to settle the principal of the Convertible Senior Notes in cash and the shares we expect to receive from our convertible bond hedge, which is designed to offset dilution, we do not expect the Convertible Senior Notes will have a dilutive effect upon conversion.
•Net income in the third quarter of 2021 included $5.7 million of non-cash interest expense, net of tax, and earnings per diluted share included 12.8 million shares related to the Convertible Senior Notes that are designed to be offset at conversion by our bond hedge, which together decreased earnings per diluted share by $0.41 in the prior year quarter.
•During the third quarter of 2022, we:
•Exchanged $220.6 million aggregate principal amount of our 3.25% Convertible Senior Notes and unwound the corresponding portion of the convertible bond hedge and warrants for $220.6 million of cash and 4.3 million shares of our common stock; and
•Declared and paid a quarterly cash dividend in the amount of $0.4875 per share of our common stock and Class B common stock.

•The following table summarizes store openings and permanent store closures for the periods indicated:

	Fiscal 2022			Fiscal 2021
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total (3)	DICK’S Sporting Goods	Specialty Concept Stores (2)	Total (3)
Beginning stores	730	131	861	728	126	854
Q1 New stores	—	1	1	2	—	2
Q2 New stores	1	1	2	1	1	2
Q3 New stores	3	6	9	3	6	9
Closed stores	2	3	5	—	1	1
Ending stores	732	136	868	734	132	866
Relocated stores	3	1	4	9	—	9
(1)As of October 29, 2022, includes three DICK'S House of Sport stores.
(2)Includes our Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of October 29, 2022, the Company operated 25 combo stores.
(3)Excludes temporary Warehouse Sale store locations, of which the Company operated 42 and 17 as of October 29, 2022 and October 30, 2021, respectively.

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

			Basis Point Change in Percentage of Net Sales from Prior Year 2021-2022 (A)
	13 Weeks Ended
	October 29, 2022 (A)	October 30, 2021
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.78	61.55	423
Gross profit	34.22	38.45	(423)
Selling, general and administrative expenses (3)	22.97	23.00	(3)
Pre-opening expenses (4)	0.24	0.17	7
Income from operations	11.00	15.28	(428)
Interest expense	0.88	0.50	38
Other income	(0.16)	(0.06)	(10)
Income before income taxes	10.28	14.84	(456)
Provision for income taxes	2.56	3.32	(76)
Net income	7.72%	11.52%	(380)
Other Data:
Comparable store sales increase (5)	6.5%	12.8%
Number of stores at end of period (6)	868	866
Total square feet at end of period (6)	42,741,036	42,672,070

			Basis Point Change in Percentage of Net Sales from Prior Year 2021-2022 (A)
	39 Weeks Ended
	October 29, 2022 (A)	October 30, 2021
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	64.45	61.39	306
Gross profit	35.55	38.61	(306)
Selling, general and administrative expenses (3)	22.26	21.03	123
Pre-opening expenses (4)	0.16	0.14	2
Income from operations	13.14	17.44	(430)
Interest expense	0.88	0.46	42
Other expense (income)	0.13	(0.18)	31
Income before income taxes	12.12	17.16	(504)
Provision for income taxes	2.92	4.03	(111)
Net income	9.21%	13.13%	(392)
Other Data:
Comparable store sales (decrease) increase (5)	(2.6%)	37.5%
Number of stores at end of period (6)	868	866
Total square feet at end of period (6)	42,741,036	42,672,070

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
(5)Beginning in fiscal 2022, we revised our method for determining comparable store sales calculations to include relocated store locations. Prior year information is revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2022.
(6)Includes our DICK’S Sporting Goods, Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores. Excludes temporary Warehouse Sale store locations.

13 Weeks Ended October 29, 2022 Compared to the 13 Weeks Ended October 30, 2021
Net Sales
Net sales increased approximately 7.7% to $2,958.9 million in the current quarter from $2,747.6 million in the quarter ended October 30, 2021, due primarily to a $173.1 million, or 6.5%, increase in comparable store sales. The remaining $38.2 million increase in net sales was primarily attributable to new temporary Warehouse Sale stores. The increase in comparable store sales included a 3.7% increase in transactions and a 2.8% increase in sales per transaction, and reflects growth in footwear, apparel, and team sports, offset by anticipated sales normalization in certain categories, including fitness and outdoor equipment.
Income from Operations
Income from operations decreased to $325.5 million in the current quarter compared to $419.9 million for the quarter ended October 30, 2021.
Gross profit decreased to $1,012.4 million in the current quarter from $1,056.6 million for the quarter ended October 30, 2021 and decreased as a percentage of net sales by 423 basis points. Merchandise margins decreased 438 basis points, as a result of our actions to reduce targeted apparel inventory overages, and higher inventory shrink due to increased theft. Our occupancy costs leveraged by 25 basis points while increasing $12.5 million compared to the prior year quarter. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate.
Selling, general and administrative expenses increased to $679.7 million in the current quarter from $631.9 million during the third quarter of 2021, primarily due to investments in hourly wage rates, talent and technology to support our growth strategies, but decreased as a percentage of net sales by 3 basis points due to the increase in net sales.
Interest Expense
Interest expense increased to $26.1 million in the current quarter from $13.8 million in the prior year quarter. The increase was primarily due to $13.8 million of interest expense related to the aggregate $1.5 billion Senior Notes issued during the fourth quarter of 2021. Current quarter interest expense also included $8.8 million of inducement charges related to the exchange of $220.6 million aggregate principal amount of the Convertible Senior Notes, which were primarily offset by a reduction in interest expense related to our Convertible Senior Notes, due to exchange transactions and our adoption of ASU 2020-06; see Part I. Item 1. Financial Statements, Note 1 – Description of Business and Basis of Presentation for additional details.
Other Income
Other income totaled $4.8 million in the current quarter compared to $1.7 million in the prior year quarter. The increase in other income was primarily driven by an $8.6 million increase in interest income as a result of higher average interest rates on cash and cash equivalents, partially offset by $5.4 million in changes related to our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs.
Income Taxes
Our effective tax rate increased to 24.9% in the current quarter from 22.4% in the quarter ended October 30, 2021. The current quarter effective tax rate was unfavorably impacted by eliminated tax deductions from our bond hedge following our Convertible Senior Notes exchange transactions, which impacted our income tax expense by $9.4 million, partially offset by the favorable rate impact of the vesting of employee equity awards on lower pre-tax income.

39 Weeks Ended October 29, 2022 Compared to the 39 Weeks Ended October 30, 2021
Net Sales
Net sales were $8,771.5 million in the current period, a 1.9% decrease from net sales of $8,941.2 million reported for the prior year period, due primarily to a $230.1 million, or 2.6%, decrease in comparable store sales, partially offset by a $60.4 million increase in net sales primarily attributable to new temporary Warehouse Sale stores. The decrease in comparable store sales included a 3.7% decrease in transactions offset by a 1.1% increase in sales per transaction, and reflects an anticipated sales normalization in certain categories, including fitness and outdoor equipment, along with last year’s favorable sales impact following government stimulus payments, partially offset by growth in footwear and team sports.

Income from Operations
Income from operations decreased to $1,152.2 million in the current period, compared to $1,559.2 million in the prior year period.
Gross profit decreased to $3,118.5 million for the current period from $3,452.3 million for the prior year period and decreased as a percentage of net sales by 306 basis points. Merchandise margins decreased 167 basis points as a result of our actions to reduce targeted apparel inventory overages, and higher inventory shrink due to increased theft. The remaining decrease in gross profit as a percentage of net sales was primarily driven by a 60 basis point increase in supply chain related costs, primarily due to continuing global disruptions, and occupancy deleverage of 48 basis points, as occupancy costs increased $28.0 million compared to the prior year period.
Selling, general and administrative expenses increased to $1,952.4 million in the current period from $1,880.5 million for the prior year period, and increased as a percentage of net sales by 123 basis points. The $71.9 million increase was driven by investments in hourly wage rates, talent and technology to support our growth strategies and higher brand-building marketing expenses, offset by lower incentive compensation expense and a $40.2 million net cost reduction compared to the prior year period related to changes in the investment values of our deferred compensation plans, for which the corresponding investment change was recognized in Other Expense. In addition, selling, general and administrative expense included approximately $15.0 million of COVID-related costs in the prior year period.
Interest Expense
Interest expense increased to $77.3 million in the current period from $41.0 million in the prior year period. The increase was primarily due to $41.4 million of interest expense related to the aggregate $1.5 billion Senior Notes issued during the fourth quarter of 2021. Current period interest expense also included $21.1 million of inducement charges related to the exchange of $420.6 million aggregate principal amount of the Convertible Senior Notes, which were primarily offset by a reduction in interest expense related to our Convertible Senior Notes, due to exchange transactions and our adoption of ASU 2020-06; see Part I. Item 1. Financial Statements, Note 1 – Description of Business and Basis of Presentation for additional details.
Other Expense
Other expense totaled $11.6 million in the current period compared to other income of $15.9 million for the period ended October 30, 2021. Approximately $40.2 million of the change was due to changes in our deferred compensation plan investment values, which we account for by recognizing investment income or expense and recording an offsetting charge or reduction to selling, general and administrative costs. These changes were offset by a $12.9 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current period.
Income Taxes
Our effective tax rate increased to 24.1% for the current period from 23.5% for the same period last year. The current year effective tax rate was unfavorably impacted by eliminated tax deductions from our bond hedge following our Convertible Senior Notes exchange transactions, which impacted our income tax expense by $12.6 million, partially offset by the favorable rate impact of the vesting of employee equity awards on lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand at October 29, 2022 was $1.44 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions, settle all or a portion of the Convertible Senior Notes, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, three of our distribution centers and certain equipment under non-cancellable operating leases that expire at various dates through 2034. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities.

Revolving Credit Facility
We have available to us a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of October 29, 2022, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at October 29, 2022.
Senior Notes
As of October 29, 2022, we have $750 million principal amount of 2032 Notes and $750 million of 2052 Notes. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of October 29, 2022, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.
Convertible Senior Notes
Following our exchanges totaling $420.6 million principal amount in cash during the 39 weeks ended October 29, 2022, we have an aggregate remaining principal amount of $154.4 million of Convertible Senior Notes outstanding. Cash interest accrues at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15. We currently anticipate that we will repay the remaining principal amount of the Convertible Senior Notes in cash, whether in connection with an early conversion of such notes or repayment at maturity, using excess cash, free cash flow or borrowings on our Credit Facility to minimize share dilution. However, we may need to pursue additional sources of liquidity to repay the Convertible Senior Notes in cash at their maturity date in April 2025 or upon early conversion, as applicable.
As of October 29, 2022, the stock price conditions under which the Convertible Senior Notes could be convertible at the holders’ option were met. However, we have not received any material conversion requests through the filing date of this Form 10-Q. There can be no assurance that any capital required to repay our Convertible Senior Notes will be available on terms that are favorable to us, or at all.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 39 weeks ended October 29, 2022 totaled $274.3 million on a gross basis and $238.2 million on a net basis, which includes tenant allowances provided by landlords.
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
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock. During the 39 weeks ended October 29, 2022, we repurchased approximately 4.4 million shares of our common stock at a cost of $361.1 million. The Company also paid $31.7 million during fiscal 2022 for shares repurchased during fiscal 2021. We currently operate under a $2.0 billion share repurchase program that was authorized by the Board of Directors on December 16, 2021. As of October 29, 2022, the available amount remaining under the December 2021 authorization was $1.5 billion.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends
During the 39 weeks ended October 29, 2022, we have paid $123.8 million of dividends to our stockholders. On November 21, 2022, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $0.4875 per share of common stock and Class B common stock, payable on December 30, 2022 to stockholders of record as of the close of business on December 9, 2022. During the prior year period, we declared and paid $567.2 million in dividends, which included quarterly dividends and a special dividend in the amount of $5.50 per share, on our common stock and Class B common stock.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with several financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. In turn, we settle invoices with the financial institutions in accordance with the original supplier payment terms. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our liability associated with the funded participation in the arrangements, which is presented within accounts payable on the Consolidated Balance Sheet, was $56.1 million and $76.0 million as of October 29, 2022 and January 29, 2022, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	39 Weeks Ended
(in millions)	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$35.6	$1,006.6
Net cash used in investing activities	(292.9)	(240.5)
Net cash used in financing activities	(947.6)	(1,051.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net decrease in cash and cash equivalents	$(1,205.2)	$(285.2)
Operating Activities
Cash from operating activities decreased $971.0 million for the 39 weeks ended October 29, 2022 compared to the same period in the prior year. The decrease was primarily due to a $542.0 million increase in cash payments for inventory and accounts payable to replenish inventory levels after a 28.3% sales increase in fiscal 2021 and supply chain disruptions following the start of COVID-19, which resulted in inventory growth relatively in line with sales growth compared to fiscal 2019. The remaining decrease in cash from operating activities was primarily driven by a $366.3 million decrease in earnings during the current period as compared to the same period last year, and an $80.3 million decrease in accrued expenses as a result of year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of marketing and deferred compensation plan payments.
Investing Activities
Cash used in investing activities increased $52.4 million for the 39 weeks ended October 29, 2022 compared to the same period last year. Gross capital expenditures for the current period include investments in our stores and technology, offset by last year’s investments in merchandise presentation, space optimization and investments to enhance the fitting and lesson experience in our golf business.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $103.7 million for the 39 weeks ended October 29, 2022 compared to the prior year period, primarily driven by the payment of last year’s special dividend and higher share repurchases during the prior year period, offset by the exchange of $420.6 million aggregate principal amount of our Convertible Senior Notes during the current year period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company's 2021 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the third quarter of fiscal 2022, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, October 29, 2022.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously disclosed by the Company in a Current Report on Form 8-K dated August 29, 2022, the Company entered into Exchange Agreements (the “August Exchange Agreements”) with certain holders of the Company’s Convertible Senior Notes due 2025 pursuant to which such holders exchanged, in the aggregate, $100 million aggregate principal amount of Convertible Senior Notes for shares of the Company’s common stock plus cash based upon the volume-weighted average price per share of the Company’s common stock during an averaging period that commenced on August 30, 2022. As a result of that valuation, the Company delivered to the exchanging holders an aggregate amount of 2,192,632 shares of its common stock plus an aggregate of $100 million in cash in exchange for an aggregate principal amount of $100 million of Convertible Senior Notes. These exchange transactions closed on September 8 and 9, 2022. The shares of common stock were delivered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 in a transaction by an issuer not involving a public offering.
As previously disclosed by the Company in a Current Report on Form 8-K dated September 26, 2022, the Company entered into Exchange Agreements (the “September Exchange Agreements”) with certain holders of the Convertible Senior Notes pursuant to which such holders exchanged, in the aggregate, $120.6 million aggregate principal amount of Convertible Senior Notes for shares of the Company’s common stock plus cash based upon the volume-weighted average price per share of the Company’s common stock during an averaging period that commenced on September 27, 2022. As a result of that valuation, the Company delivered to the exchanging holders an aggregate amount of 2,682,842 shares of its common stock plus an aggregate of $120.6 million in cash in exchange for an aggregate principal amount of $120.6 million of the Convertible Senior Notes. These exchange transactions closed on October 5, 2022. The shares of common stock were delivered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 in a transaction by an issuer not involving a public offering.
The shares of common stock and cash delivered pursuant to the exchanges described above were obtained by the Company from financial institutions (each, a “Hedge Counterparty”) as part of the partial early unwinds of a portion of the convertible note hedge transactions and related warrant transactions (collectively, the “Hedge Transactions”) pursuant to early unwind agreements between the Company and each Hedge Counterparty (collectively, the “Hedge Early Termination Agreements”) relating to a portion of the Hedge Transactions corresponding to the amount of Convertible Senior Notes exchanged by holders thereof pursuant to the August Exchange Agreements and the September Exchange Agreements, respectively. In connection with the Hedge Early Termination Agreements, the Company received 262,477 shares and 300,575 shares as part of the August and September exchange transactions, respectively.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the forms thereof, copies of which were filed with the Company’s Current Report on Form 8-K dated August 29, 2022 as Exhibits 10.1, 10.2, and 10.3 (corresponding to the August exchange transactions) and with the Company’s Current Report on Form 8-K dated September 26, 2022 as Exhibits 10.1, 10.2, and 10.3 (corresponding to the September exchange transactions), respectively, each of which is incorporated herein by reference.
During the quarter ended October 29, 2022, the Company also issued 39 shares of its unregistered common stock to holders of the Convertible Senior Notes upon conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the Convertible Senior Notes in excess of the principal amount converted. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and were offset by the receipt of 31 shares of common stock pursuant to the exercise of certain convertible bond hedge transactions.

The following table sets forth repurchases of our common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
July 31, 2022 to August 27, 2022	1,535	$96.74	—	$1,493,693,282
August 28, 2022 to October 1, 2022	1,184	$107.94	—	$1,493,693,282
October 2, 2022 to October 29, 2022	71,486	$109.16	—	$1,493,693,282
Total	74,205	$108.89	—
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Form of Note Hedge Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022.
10.2	Form of Warrant Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022.
10.3	Form of Exchange Agreement dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022.
10.4	Form of Note Hedge Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022.
10.5	Form of Warrant Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022.
10.6	Form of Exchange Agreement dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022.
10.7	Separation Agreement between Company and Don Germano, EVP Stores & Supply Chain.	Filed herewith
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 23, 2022 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 23, 2022 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 23, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 23, 2022 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 23, 2022 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)