Form 10-K
period 2023-01-28
DICK'S SPORTING GOODS, INC.
filed 2023-03-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,821,879,309 as of July 29, 2022 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 29, 2022.
As of March 17, 2023, DICK’S Sporting Goods, Inc. had 62,047,488 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 14, 2023 (the “2023 Proxy Statement”).

Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures and rising interest rates; supply chain disruptions, including factory closures and port congestion, which are resulting in apparel overages from late arriving inventory and elevated rising container and transportation costs; the normalization of sales in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal and our plans to add new retail concepts and experiential stores; plans to open additional DICK’S House of Sport stores in 2023; plans to convert the existing Field & Stream stores to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores; plans to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories; our diversity goals; the belief that our inventory is healthy and well-positioned to meet the demands of our athletes in 2023; our decision to redeem our intention to repay the principal outstanding amounts of the Convertible Senior Notes in shares and our intention to unwind the remaining portions of the convertible bond hedge and warrants; our intention to offset the dilutive impact of anticipated conversions of the Convertible Senior Notes through the shares received from the convertible bond hedge and share repurchases using excess cash, free cash flow or borrowings on our unsecured $1.6 billion revolving credit facility (the “Credit Facility”); our belief that the Inflation Reduction Act will not materially impact our financial results, including our annual estimated effective tax rate and liquidity; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores including converting 100 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; and our plans to make improvements within our existing stores and new store development and to continue investing in technology to enhance our store fulfillment and in-store pickup capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
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

PART I

ITEM 1.  BUSINESS
General
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of January 28, 2023, we operated 728 DICK’S Sporting Goods locations across the United States, serving and inspiring our customers, whom we refer to as athletes, to achieve their personal best through interactions with our dedicated employees, whom we refer to as our teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores and offer our products both online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming.

We are celebrating our 75th anniversary as a Company in 2023 and are proud of our growth and accomplishments since our inception. We were founded and incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. when Richard “Dick” Stack, the father of Edward W. Stack, our Executive Chairman, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to DICK’S Sporting Goods, Inc.
Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at dicks.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on the investor relations portion of our website (dicks.com/investors), free of charge, copies of our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to the Company’s fiscal year, which ends on the Saturday closest to the end of January each year.
Business Strategy
Since 1948, our Company has believed in the power of sports to change lives, and we are committed to bringing this belief to life through our athlete experience, brand engagement, differentiated product, and most importantly, our teammates. With this belief as our foundation, our common purpose is to create confidence and excitement by inspiring, supporting, and personally equipping all athletes to achieve their dreams. Driven by this common purpose and our commitment to all athletes, our mission is to:
•Create an environment where passionate and skilled teammates thrive;
•Create and build leading brands that serve and inspire athletes;
•Make a lasting impact on communities through sport; and
•Deliver shareholder value through growth and relentless improvement.
We believe that through this mission and the following key elements of our business strategy, we can be the best sports company in the world.
Reimagining the Athlete Experience
We put our athletes at the center of everything we do, and we are committed to creating a unique and differentiated shopping experience for them. We seek to proactively manage our in-stock merchandise positions in our diverse category portfolio and elevate our merchandise presentation to provide a clear point of view for in-demand items, such as our premium full-service footwear departments, which are offered in nearly two-thirds of our DICK’S Sporting Goods stores as of the end of fiscal 2022. We provide a wide range of in-store support services and incorporate experiential elements and technology into our stores to better engage and serve our athletes, including our HitTrax® baseball simulators in nearly 200 stores and our investment in Trackman technology, which is used to enhance the fitting and lesson experience for our athletes in all of our Golf Galaxy stores. We also offer soccer shops in nearly 200 stores, which feature enhanced in-store elements including an elevated cleat shop, an expanded selection of licensed jerseys and soccer trial cages in select locations, which are all supported by especially trained in-store soccer experts to help better serve our athletes.
We develop and test new store prototypes and concepts to grow our business, while incorporating key learnings into the rest of our chain. Since fiscal 2021, we have opened three DICK’S House of Sport stores, which are built around experience, service, community and product. In fiscal 2023, we plan to open nine additional DICK’S House of Sport stores, which will provide experiential destinations for our athletes, drive strong engagement with our key brand partners, and continue to set us apart as a clear market leader of the sporting goods industry. In fiscal 2021, we also launched our redesigned Golf Galaxy Performance Centers, which are equipped with Trackman and Biomech golf technologies and include an elevated staffing and service model to ensure our teammates become trusted advisors to golf enthusiasts of all levels. In addition to innovating within our core business, we launched Public Lands, an omni-channel specialty concept for our outdoor athletes, in fiscal 2021.
We continue to improve our service and selling culture, with an emphasis on engaging and inspiring our athletes. We provide our teammates with robust training to increase knowledge about our products, which builds confidence for our athletes through the power of our opinion and expertise. We equip our teammates with current technology to improve their productivity and enhance the athlete experience, including providing real-time product information, detailed product descriptions, inventory availability and alternative product recommendations as well as other metrics and communications while on the sales floor.

Our marketing program is focused on inspiring athletes to participate in sports and building loyalty to DICK’S Sporting Goods through brand-building campaigns, including the expansion of our ScoreCard Rewards loyalty program. In fiscal 2019, we launched ScoreCard Gold, which provides our top-tier athletes with more ways to earn ScoreCard points and member-only benefits, including early access to sales and product launches. Our loyalty program has over 25 million active members who account for over 70% of total sales, which includes 7 million active Gold athletes who account for 40% of total sales. As of the end of fiscal 2022, we had over 150 million athletes in our database, including over 20 million new athletes in the past three years who skewed younger and more female.
We leverage the robust data in our database to enhance the athlete experience by engaging our athletes through digital marketing and providing them with personalized offers and communications. We also use data science to improve the speed at which we deliver products to our athletes through optimized order routing and to enhance our in-stock and merchandise availability positions. Our GameChanger mobile app has also provided an opportunity for us to innovate within youth sports technology and connect with athletes and their communities by offering video streaming, highlights and scorekeeping for youth sports programs.
Optimizing Our Assortment to Meet the Needs of All Athletes
We carry a full range of products within each category, including premium items for the sports enthusiast. We believe our compelling industry-leading product assortment in each sporting goods category offers our athletes a wide range of good, better and best price points and enables us to address the needs of our athletes, from beginner to sports enthusiast, which distinguishes us from other large format sporting goods stores. We focus on those growth categories in which we believe an opportunity to gain market share exists. We support these growth categories, which have recently included the apparel, footwear, golf, and team sports categories, with greater quantities of enthusiast product and improved presentation and in-stock positions.
We deliver a differentiated multi-brand experience to our athletes through our offering of national and vertical brands.
National brands
We carry a wide variety of well-known brands, including but not limited to adidas, Asics, Brooks, Callaway Golf, Carhartt, Columbia, Easton, Hoka, Nike, On, Patagonia, Peloton, TaylorMade, The North Face, Titleist, Under Armour and Yeti. Our ability to showcase an entire brand portfolio is valued by our strategic partners, and our relationships with key brands provide access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes and that further differentiate us from our competitors. During fiscal 2021, we also partnered with Nike to provide a connected marketplace in our DICK’S mobile app which gives our athletes access to exclusive product, experiences and content.
Vertical brands
Our vertical brands include brands that we own across hardlines and softlines and are available exclusively in our stores and online such as Alpine Design, CALIA, DSG, ETHOS, Fitness Gear, MAXFLI, Nishiki, Quest, Top-Flite, VRST, and Walter Hagen, as well as brands that we license from third parties including adidas (baseball and football) and Prince (tennis). These brands offer high-quality, on-trend products to our athletes with compelling technical and performance attributes while providing differentiation in our merchandise assortment at higher gross margins as compared to sales of similar products from national brands. Our vertical brands are our second largest brand category, representing $1.7 billion, or approximately 14%, of consolidated net sales in fiscal 2022. We consider our vertical brand strategy to be a key area of opportunity to increase productivity in our stores and online, and we have invested in a research, development and procurement staff to support its growth.
Our Improving Omni-channel Platform and Fulfillment Capabilities
We believe that when our athletes connect with the DICK’S Sporting Goods brand, they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. Like our athletes, we view retail as an omni-channel experience that seamlessly integrates our stores and online channels.

Our stores remain at the core of our omni-channel platform. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement through interactive in-store elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy-online, pick-up in store, curbside pickup and return, and same-day delivery capabilities with Instacart or DoorDash, all while offering direct, live access to well-trained and knowledgeable teammates. In fiscal 2022, approximately 70% of online sales were fulfilled directly by our stores, which serve as localized points of distribution, and they enabled 90% of our total sales through online fulfillment and in-person sales.
We continually improve the functionality and performance of our eCommerce sites and mobile app, which has included a faster and more convenient checkout process with new payment options, greater visibility and accuracy of delivery dates, improved page responsiveness, enhanced integration of our ScoreCard loyalty program, new content development through our Pro Tips platform and localized website experiences. Additionally, we continue to leverage our omni-channel platform, fulfillment centers and our delivery partnership with FedEx, which have enabled us to provide our athletes with faster delivery times. In fiscal 2022, we invested in our digital experience by expanding our personalization capabilities and other features, and we plan to continue building enhancements on those features to assist our athletes in finding the right product, at the right time. We also plan to continue investing in in-store technology to further enhance fulfillment efficiency with intelligence to improve in-stocks and merchandise availability, and by improving our speed to athletes with optimized order routing.
Merchandising
The following table sets forth the approximate percentage of our sales attributable to the following categories for the fiscal years presented:

	Fiscal Year
Category	2022	2021	2020
Hardlines (1)	40%	44%	46%
Apparel	34%	34%	33%
Footwear (2)	24%	21%	19%
Other (3)	2%	1%	2%
Total	100%	100%	100%
(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.
(2)Includes athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleats for team sports.
(3)Includes our non-merchandise sales categories, including in-store services, shipping revenues, software subscription revenues and credit card processing revenues.
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
Retail Stores
Our DICK’S Sporting Goods, Golf Galaxy and other specialty concept stores, including Public Lands, are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services. Each of our DICK’S Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty shops: Team Sports, Athletic Apparel, Outdoor, Golf, Fitness and Footwear. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, differentiated product selection and customer service of a specialty store. We monitor and evaluate store performance on an ongoing basis and reallocate space in our stores to categories and products that we believe can drive sales growth, including our removal of the hunt department from many of our stores, in which we reallocated product space to a localized assortment of categories. In addition, we operate Going Going Gone! and Warehouse Sale stores, through which we are able to improve our clearance optimization through the consolidation of clearance inventory for omni-channel selling opportunities to better serve our value athletes.

We seek to expand our presence through the opening of new stores and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our athletes. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, which provides us with the opportunity to relocate, close, or renegotiate lease terms for these stores. In recent years, we have opportunistically opened new stores in under-penetrated markets and leveraged the significant flexibility within our existing real estate portfolio to capitalize on real estate opportunities as leases came up for renewal. While we plan to continue to leverage this flexibility to capitalize on future real estate opportunities, we plan to grow our square footage footprint in the upcoming year. Over the long-term, our DICK’S House of Sport stores will be the primary driver of this growth.
eCommerce
Through our websites, we seek to provide our athletes with in-depth product information and the ability to shop with us at any time. We continue to innovate our eCommerce sites and applications with customer experience enhancements, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to provide our athletes with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy-online, pick-up in store, and curbside pickup and return capabilities. Our websites also give us the ability to ship online orders from our retail locations, which reduces delivery times for online orders and improves inventory productivity and availability.
Purchasing, Distribution and Customer Fulfillment
During fiscal 2022, we purchased merchandise from approximately 1,500 vendors, with Nike, our largest vendor, representing approximately 23% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2022 merchandise purchases. We do not have long-term purchase contracts with any of our vendors; all of our purchases from vendors are made on a short-term purchase order basis.
We currently operate five regional distribution centers which enable us to supply stores with merchandise. Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or stored temporarily. Our distribution centers are responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores, which generally facilitates prompt and efficient distribution to our stores to enhance in-stocks, minimize freight costs and improve inventory turnover. During fiscal 2022, our stores received over 90% of their merchandise through our distribution network; the remaining merchandise was shipped directly to our stores from our vendors.
We leverage our store and distribution center network, two eCommerce fulfillment centers (one owned and one operated by a third-party, which we exited in February 2023) and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our athletes and to minimize shipping costs. During fiscal 2022, we also maintained offsite storage locations following the supply chain disruptions caused by COVID-19.
Competition
The competition among retailers that sell sporting goods is highly fragmented. We compete with many retail formats, including large format sporting goods stores, traditional sporting goods stores, specialty stores, mass merchants and department stores, online retailers, and vendors selling directly to consumers through retail stores and online. We seek to attract athletes by offering a wide range of products that enable us to address the needs of all athletes, from beginner to enthusiast, and by utilizing distinctive merchandise presentation in stores to create a unique shopping environment. We differentiate ourselves from our competitors by showcasing our and key partners’ brands through brand shops and giving access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement. We also offer superior service both in-store and via a seamless omni-channel experience which includes buy-online, pick-up in store and curbside pickup and return capabilities.
Seasonality
Our business is subject to seasonal influences, including the holiday selling season and the impact of unseasonable weather conditions. Although our highest sales and operating income results have historically occurred in the second and fourth fiscal quarters, our business has increasingly been less affected by seasonal fluctuations in recent years. However, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year.

Proprietary Rights
We have a number of service marks and trademarks registered with the United States Patent and Trademark Office, including various versions of the following: “Alpine Design”, “CALIA”, “DICK’S”, “DICK’S Sporting Goods”, “DSG”, “ETHOS”, “Fitness Gear”, “GameChanger”, “Golf Galaxy”, “The GolfWorks”, “MAXFLI”, “Monarch”, “Nishiki”, “Primed”, “Public Lands”, “Quest”, “ScoreCard”, “ScoreRewards”, “Top-Flite”, “VRST” and “Walter Hagen”. We also have a number of registered domain names, including “dickssportinggoods.com”, “dicks.com”, “golfgalaxy.com”, “publiclands.com”, “goinggoinggone.com”, “calia.com”, “vrst.com”, and “gamechanger.com”. Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are discussed within Item 1A. “Risk Factors”.
We have also entered into licensing agreements for brands that we do not own, which provide for exclusive and/or non-exclusive rights to use names such as “adidas” (baseball and football) and “Prince” (tennis) for specified product categories or certain products and, in some cases, specified sales channels. These licenses are long-term business relationships and contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. “Risk Factors”.
Governmental Regulations
We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, in connection with the sale of firearms in our stores, we must comply with a number of federal and state laws and regulations related to the sale of firearms and ammunition. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, may cause us to expend considerable resources. For additional information, see the risk factors herein in “Item IA. Risk Factors.”
Social Responsibility
In addition to our mission of supporting our athletes to achieve their dreams, we are committed to supporting youth sports in local communities. We sponsor thousands of teams in various sports and support the philanthropic efforts of our private corporate foundation, The DICK’S Sporting Goods Foundation. In partnership with The DICK’S Sporting Goods Foundation, in 2014 we launched our Sports Matter initiative, a philanthropic effort singularly focused on supporting youth sports. Through Sports Matter, we remain committed to addressing the barriers of participation in youth sports, including accessibility of equipment, safe recreational space to play, league costs to maintain youth sports programs in local communities and family registration fees often required for youth sport participation. Since the establishment of the Sports Matter initiative, the Company and The DICK’S Sporting Goods Foundation have committed over $170 million to help save thousands of youth sports teams and give more than one million young athletes across all 50 states the chance to play.
We also support The DICK’S Sporting Goods Foundation in expanding economic opportunities in local communities through programs established for education and the outdoors. During 2021, the DICK’S Sporting Goods Foundation entered into a long-term partnership with a public school district located outside of Pittsburgh, PA to help serve the needs of students, families and staff in the community and create access to holistic resources and programming to support their education and well-being. Additionally, in partnership with The DICK’S Sporting Goods Foundation, we established the Public Lands Fund in 2021, which provides grants to local and national non-profit organizations that protect and maintain public lands, break down the barriers of access to outdoor experiences, and improve inclusion and equity in the outdoors.
We are also dedicated to supporting our teammates professionally and personally, as they are the core of our organization. In 2021, we established the Teammate Relief Fund, a public charity that provides financial support to teammates and their immediate families facing unexpected financial difficulty beyond their control. The Teammate Relief Fund is available to all DICK’S teammates and is funded by DICK’S Sporting Goods and teammate donations.
Human Capital Management
As of January 28, 2023, we employed approximately 18,800 full-time and 34,000 part-time teammates. Total employment figures fluctuate throughout the year and typically peak during the fourth quarter in alignment with the holiday selling season. None of our teammates are covered by a collective bargaining agreement.

As stated in our mission, we strive to create an environment where dedicated, optimistic, authentic and high-integrity teammates thrive. We believe our teammates’ dedication to creating a positive experience for our athletes is what drives our success as a company, and we are committed to creating a great place to work for our teammates through competitive wages and benefits, promoting teammate safety, health and well-being, providing learning and career development opportunities and promoting diversity, equity and inclusion.
Wages and Benefits
In addition to offering our teammates competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible teammates, which typically include all full-time hourly and salaried teammates. Our benefits include, but are not limited to, medical, dental, vision, disability and life insurance, flexible paid time off programs covering parental and family leave, hybrid work arrangements, and a company-matched retirement savings 401(k) plan that vests immediately and is open for all teammates.
We are committed to equal pay for equal work independent of gender and race when establishing and maintaining wages. We achieved and maintained 100% female-to-male unadjusted median pay ratio in fiscal 2022 and fiscal 2021.
Safety, Health and Well-Being
We are committed to ensuring the safety, health and well-being of our teammates. We have robust policies, procedures and training in place to ensure a safe environment across our organization, including a comprehensive crisis management plan that allows us to respond immediately to critical incidents involving people, company assets, our business or our reputation. We provide support to our teammates to enable them to maintain and improve their professional and personal lives, which includes an employee assistance plan, an onsite health and fitness center, and a childcare facility at our corporate headquarters, which we refer to as our Customer Support Center (“CSC”). We also provide opportunities for volunteerism and launched our Teammate Relief Fund to offer additional support to our teammates experiencing hardship.
Training and Development
We empower our teammates to develop their careers and provide tools that are necessary for them to reach their personal and professional goals. We have created rotational development programs in various functional disciplines to develop leadership pipelines and offer various live and recorded training programs across the organization based on job role and function, including safety, compliance, leadership or other skills, as well as store manager onboarding programs. We also provide tuition reimbursement programs for all eligible teammates to pursue a job-related degree at an accredited college or university, and we offer a part-time MBA program online in partnership with a local university.
Diversity, Equity and Inclusion
We are committed to creating a workplace environment and culture that supports, celebrates and honors each individual and to promoting inclusion for all teammates. Doing so strengthens our ability to serve all of our athletes, drives innovation and growth, and enables us to attract and retain the best talent. Our Diversity, Equity, and Inclusion Council, formed in 2019, is comprised of a group of teammates from across our organization who represent diverse backgrounds, roles, experiences and communities, and was formed to help steer and support our diversity, equity, and inclusion efforts. Teammates with shared interests have come together in various resource groups to discuss shared experiences, increase awareness, offer mentorship to others and communicate with senior management. We use the feedback provided by our Diversity, Equity and Inclusion Council, various resource groups, and other surveys provided to our teammates to foster an inclusive workplace.
We have committed to increasing diversity at all levels of our organization. Consistent with this commitment, our Board of Directors includes women and people of color and reflects a diversity of background and experience in varying substantive areas relevant to our operations and industry.

Information About Our Executive Officers
The following table and accompanying narrative sets forth the name, age and business experience of our current Executive Officers as of March 1, 2023:

Name	Age	Position
Edward W. Stack	68	Executive Chairman
Lauren R. Hobart	54	President and Chief Executive Officer
Navdeep Gupta	50	Executive Vice President - Chief Financial Officer
Ray Sliva	49	Executive Vice President - Stores
Vlad Rak	46	Executive Vice President - Chief Technology Officer
John E. Hayes III	60	Senior Vice President - General Counsel and Secretary
Julie Lodge-Jarrett	47	Senior Vice President - Chief People and Purpose Officer
Edward W. Stack is our Executive Chairman. From 1984 to January 2021, Mr. Stack served as our Chairman and Chief Executive Officer taking over operation of the Company after his father and our founder, Richard “Dick” Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
Lauren R. Hobart became our President and Chief Executive Officer effective February 1, 2021 and has served as our President since May 2017. Ms. Hobart was appointed to the Company’s Board of Directors in January 2018. Ms. Hobart joined DICK’S Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. In September 2015, Ms. Hobart was promoted to Executive Vice President and Chief Marketing Officer and in April 2017 to Executive Vice President - Chief Customer & Digital Officer. Prior to joining DICK’S Sporting Goods, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its carbonated soft drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning and finance. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. In addition, Ms. Hobart joined the Board of Directors of Marriott International, Inc. (NASDAQ: MAR) on March 15, 2023. Ms. Hobart also served as a member of the Board of Directors of YUM! Brands, Inc. (NYSE: YUM) from 2020 - 2022 and served as a member of the Board of Directors of Sonic Corp. (NASDAQ: SONC) from 2014 - 2018.
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
Ray Sliva became our Executive Vice President, Stores, in January 2023. Prior to joining DICK’S Sporting Goods, Mr. Sliva spent 23 years at Best Buy Co., Inc., where he most recently served as Chief People Officer and was responsible for leading a broad range of employee engagement initiatives. During his tenure at Best Buy, Mr. Sliva held various leadership roles including President of Retail, Senior Vice President of Retail Operations, Senior Vice President/Territory Manager, District Manager, Customer Experience Director, General Manager and District Human Resources Manager.
Vlad Rak became our Chief Technology Officer in April 2020. Prior to joining DICK'S Sporting Goods, Mr. Rak served as Senior Vice President & Chief Technology Officer at Merck & Co., Inc. from 2019 to 2020. Prior to that, Mr. Rak served as Vice President, Enterprise Architecture, Innovation, Platforms & Portfolio at Nike, Inc. from 2016 to 2019. Previously, Mr. Rak also held senior technology leadership roles at The Walt Disney Company and Wyndham Worldwide Corp. (now Travel & Leisure Co.). In April 2022, Mr. Rak joined the Board of Directors of Mastech Digital Inc (NYSEAMERICAN: MHH).
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

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Macroeconomic Conditions
Macroeconomic conditions may adversely affect consumer discretionary spending and our business, operations, liquidity, and financial results.
Our business depends on consumer discretionary spending, which can be adversely affected by many factors outside of the Company’s control, including general economic conditions, such as inflation; recessionary pressures; changes in consumer disposable income; consumer confidence and perception of economic conditions, including the instability in the banking sector; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the conflict in Ukraine) which may cause supply chain disruptions, increase fuel and transportation costs and the cost of materials, and create general economic instability; wage and unemployment levels; consumer debt and inflationary pressures; the costs of basic necessities and other goods; interest rates; effects of weather and natural disasters caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns (including but not limited to the long-term impacts of the COVID-19 pandemic).
Decreases in consumer discretionary spending may result in a decrease in comparable sales, which might cause us to utilize pricing strategies that will have a negative impact on our gross margins, all of which could negatively affect our financial results, particularly if consumer spending levels are depressed for a prolonged period of time. To the extent that the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described herein, including risks relating to the changes in consumer demand or shopping patterns.
Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.
The market for sporting goods retailers is highly fragmented, intensely competitive, and continually evolving. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores; internet-based and direct-sell retailers; and increasingly from vendors that sell directly to customers. Our competitors include companies that have greater market presence (both brick and mortar and online), name recognition and financial, marketing, and other resources than we do. An inability to successfully respond to competitive pressures could have a materially adverse effect on our results of operations or reputation. Further, the ability of consumers to compare prices in real-time puts additional pressure on us to maintain competitive pricing. If we are unsuccessful in our varied marketing and advertising strategies, especially via online and social media platforms, we could lose athletes and sales could decline.
Fluctuations in product costs and availability due to inflationary pressures, fuel price uncertainty, supply chain constraints, increases in commodity prices, labor shortages and other factors could negatively impact our business and results of operations.
Our product costs are affected, in part, by the costs and availability of component materials. A substantial increase in the prices of raw materials or commodities used in the products we sell, whether due to material shortages, supply chain disruptions or otherwise could increase the costs associated with manufacturing our products and the products that we purchase from our vendors. Significant increases in the prices of raw materials and commodities and our ability to pass these increases on to our athletes or manage increased costs by other means may affect our sales and profitability.
We rely upon third-party transportation to deliver products from vendors and our manufacturing facilities to our distribution centers, from our distribution centers to our stores, and directly to our athletes using our omni-channel platform. Consequently, our results may be adversely affected by those factors impacting transportation, including the price of fuel and the availability of aircraft, ships, trucks, and drivers. The price of fuel and demand for transportation services has fluctuated significantly in recent years and has resulted in increased transportation costs for us and our vendors.

Labor and employee shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. Our business also is highly dependent on the shipping and trucking industry to deliver products to our distribution centers and our stores. Our results of operations may be adversely affected if we, or our vendors, are unable to secure adequate transportation resources at competitive prices to fulfill our delivery schedules to our distribution centers or our stores. Further, difficulties in moving products manufactured overseas and through the ports of North America, whether due to port congestion, government shutdowns, labor disputes, product regulations and/or inspections or other factors, including natural disasters, health pandemics or other global conflicts, could negatively affect our business.
A significant amount of our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, currency exchange rate fluctuations, shipment delays and supply chain disruptions, and political instability, which could cause our sales and profitability to suffer.
Many of the products that we purchase as well as most of our vertical brand merchandise, are manufactured abroad. Foreign imports subject us to risk relating to changes in import duties quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers’ sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of “most favored nation” status with the U.S., freight cost increases and economic and political uncertainties. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics and other public health concerns, including ongoing supply chain and manufacturing issues whether caused by the COVID-19 pandemic, the conflict in Ukraine, or otherwise.
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
Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and trends, and shopping patterns, which are subject to continual change and evolution. We have adopted a fully omni-channel business model, as we strive to deliver a seamless shopping experience to our athletes through both online and in-store shopping experiences. For example, we must meet athletes’ expectations with respect to, among other things, creating appealing and consistent online experiences while also offering localized assortments of merchandise to appeal to local geographic and demographic tastes; offering differentiated and premium products and regionally relevant products; delivering elevated customer service; and providing desirable in-store experiences, fast, accurate and reliable delivery and pick-up, and convenient return options. Our athletes have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may vary across demographics and may evolve rapidly. If we are unable to provide an omni-channel shopping experience across all channels that aligns with our athletes’ expectations and preferences, it could have an adverse impact on the results of our operations.
We often make advanced commitments to purchase products, which may make it more difficult for us to adapt to rapidly-evolving changes in consumer preferences and trends. The COVID-19 pandemic created a shift in consumer demand, resulting in an increase in demand in certain categories due to the renewed interest and perceived importance of health and fitness, participation in socially-distant and outdoor activities, and a shift toward athletic apparel and active lifestyle products. It is uncertain whether or the extent to which these trends will continue now that the COVID-19 pandemic has subsided or if another pandemic or similar public health event would have the same positive or negative impact.
Furthermore, ongoing supply chain challenges as a result of the COVID-19 pandemic, the conflict in Ukraine, and other factors have made it more difficult to obtain certain in-demand products. Our sales could decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, and inventory write-downs.

Our vertical brand offerings and new specialty concept stores expose us to potential increased costs and certain additional risks.
We develop and offer our athletes vertical brand products that are not available from other retailers and expend considerable resources to develop new brands. Unexpected or increased costs or delays in development of the brand, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands and shopping patterns regarding sporting goods, or a determination that consumer demand no longer supports the brand could cause us to curtail or abandon any of our new brands at any time which could result in asset impairments and inventory write-downs. Additional risks relating to our vertical brand offerings include increased potential product liability and product recalls for which we do not have third-party indemnification and contractual rights or remedies (including product safety concerns); increased reputational risks related to the responsible domestic and international sourcing of our vertical brand products; increased costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to anticipate consumer trends and styles; and our ability to utilize talent and other generational advertising techniques to reach the relevant market specific to each vertical brand.
We also may develop and introduce new store concepts and formats or expand upon existing formats, which may require considerable resources, and there is no assurance that these initiatives will be successful. We have included a variety of other experiential opportunities in our current store concept offerings, such as climbing walls, fields, ice rinks, and other in-person activations. Issues that may pose potential risks for our new store concepts and formats include: increased potential liability for bodily injury to athletes or teammates; increased liability for property damage; increased costs for implementing, installing, building, repairing, and maintaining our experiential concepts or creating new concepts; our ability to attract and retain teammates with specific skill sets as it relates to experiential concepts; our ability to anticipate consumer trends or engaging activities; increased reputational risks related to community involvement, giving, and other activations at a localized level; increased risk related to competitors attempting to create similar concepts to gain market share; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.
Harm to our reputation could adversely impact our ability to attract and retain athletes and teammates.
Negative publicity or perceptions involving us or our brands, products, vendors, foreign manufacturers, spokespersons, or marketing and other partners, or failure to detect, prevent, mitigate or address issues giving rise to reputational risk could adversely impact our reputation, business, results of operations, and financial condition, and may adversely impact our ability to attract and retain athletes and teammates. Issues that might pose a reputational risk include: an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cyber-security measures to protect against data breaches; product liability, recalls, and boycotts; our handling of issues relating to environmental, social, and governance (“ESG”) matters, including our response to ESG matters and the transparency of our progress toward ESG goals and initiatives; our social media activity; failure to comply with applicable laws and regulations (including those in other countries where we manufacture goods); our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity spokespersons, influencers and other partnerships or group affiliations; our real estate strategy and selection of new store openings or relocations; concerns surrounding labor, environmental, workplace safety and other practices that may vary from U.S. standards in any of our foreign manufacturers, whether directly or indirectly; and any of the other risks enumerated in these risk factors. Furthermore, the prevalence of social media and a constant, on-demand news cycle may accelerate and in the short-term increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.
Our strategic plans and initiatives may initially result in a negative impact on our financial results and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.
Our ability to successfully implement and execute our strategic plans and initiatives depends on many factors, some of which are out of our control. Our focus on long-term strategic investments, including investments in our digital capabilities, our eCommerce platform, improvements to the athlete experience in our stores and online, our supply chain, enhancements to our ScoreCard loyalty program, the continued development of our vertical brands and specialty concepts (including but not limited to store remodels, experiential concepts and relocations), and improving teammate productivity, may require significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return. Additionally, any new initiative is subject to certain risks, including athlete acceptance, competition, product differentiation, and the ability to attract and retain qualified personnel to support the initiative.

An inability to execute our real estate strategy could affect our financial results.
Our financial performance depends on our ability to optimize our retail real estate portfolio, including opening new stores and relocating existing stores in desirable locations, and, where appropriate, consolidating the stores serving particular markets to maximize efficiencies; opportunistically purchasing real estate in compelling long-term or barrier-to-entry markets or assets; renewing leases for existing stores, restructuring leases for existing stores to obtain more favorable renewal terms; refreshing and remodeling existing stores; if necessary, closing underperforming and poorly located stores; and where appropriate, repurposing real estate holdings to provide specialty banner opportunities or ancillary retail support to the stores in the market.
There is no assurance that we will be able to locate desirable real estate for new stores or relocations of existing stores, or that an existing store will continue to be profitable in its current location. Additionally, our ability to negotiate favorable lease terms or purchase terms on a new store location or a relocation of an existing store, or in connection with an expiring lease, remodel, consolidation, or closing depends on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords and shopping center operators, construction costs, the availability of labor and materials, and other factors that are not within our control. We may incur costs that are excessive and cause operating margins to be below acceptable levels if we are unable to negotiate appropriate terms.
If an existing store is not profitable, we might be required to record an impairment charge and we may not be able to terminate the lease or sell the real estate associated with the underperforming store. Further, closing stores generally result in certain short-term economic consequences, such as, ongoing rent payment obligations or other expenses for the balance of the lease term or ownership period, termination charges in connection with a lease or, if the property is owned, costs, expenses and losses in connection with a sale. We may remain liable for certain post-assignment or sublease obligations if the assignee, sublessee or tenant, as applicable, does not perform.
Furthermore, the success of our stores depends on several factors including the sustained success of the shopping center where the store is located, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced customer traffic in the shopping centers where our stores are located, financial difficulties of our landlords, or the shopping center operators, anchor tenants or a significant number of other retailers, and shopping center vacancies or closures, could impact the profitability of our stores and increase the likelihood that our landlords or the shopping centers operators fail to fulfill their obligations and conditions under our lease agreements or governing documents. We may need to respond to declines in customer traffic or conversion rates by increasing markdowns or promotions to attract athletes, which could adversely impact our financial results.
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
The ability to optimize our distribution and fulfillment network, which includes our owned and leased distribution centers and eCommerce fulfillment center, and our stores that serve as forward distribution points, and avoid disruptions, depends on a variety of factors, some of which are beyond our control, including severe weather conditions, natural disasters, pandemics or other catastrophic events, problems with our information technology systems, labor or employee disagreements, supply chain disruptions or other shipping problems, and general economic and real estate conditions.
We may not be able to maintain our existing distribution and fulfillment network if the cost of the facilities increase or the location of a facility is no longer desirable. In those cases, we may not be able to locate suitable alternative sites or modify or enter into new leases on acceptable terms. Furthermore, we may need to locate new sites for additional eCommerce fulfillment centers to satisfy omni-channel demand. If we cannot locate suitable locations for these fulfillment centers on acceptable terms, we will need to increase reliance on our store network, third-party logistic fulfillment centers, our distribution centers, and vendors to help meet our fulfillment needs. An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters or closures of distribution and fulfillment centers) at any of these facilities might impair our ability to adequately stock our stores, process returns of products to vendors and fulfill eCommerce orders at the speed expected by athletes, increase costs associated with shipping and delivery, damage a material portion of our inventory, and otherwise negatively affect our operations, sales, profitability, and reputation.

In addition, we rely on independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our stores and directly to athletes through our eCommerce platform. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business.
Unauthorized disclosure of sensitive or confidential athlete, teammate, vendor or Company information could result in substantial costs and reputational damage, harm our business and standing with our athletes and could subject us to litigation and enforcement actions.
The protection of our data, including athlete and teammate data, is critical. We collect, receive, store, manage, transmit and delete confidential athlete data, including payment card and personally identifiable information, in the normal course of customer transactions, as well as other confidential and sensitive information, such as personal information about our teammates and our vendors, and confidential Company information. We also work with third-party vendors and service providers that provide technology, systems and services that we use in connection with the collection, storage and transmission of this information. We have implemented and regularly review and update our systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss. Although we have taken measures to protect athlete and others’ confidential information, the intentional or negligent actions of third parties, business associates or teammates may undermine our existing security measures and allow unauthorized parties to obtain access to our data systems and misappropriate confidential data. While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business, reputation or investor confidence.
Further, the data privacy and cyber-security regulatory environment is constantly changing, with new and increasingly rigorous and complex requirements. Maintaining our compliance with those requirements, including state consumer privacy laws, may require significant effort and cost, require changes to our business practices, and limit our ability to obtain data used to provide a personalized customer experience. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage.
Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
We utilize several third-party information systems for core system needs of our business, including our use of an independent service provider for electronic payment processing. If any of these systems fail to function properly, it could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. If any of these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.
Our information systems, including our back-up systems, are subject to damage or interruption from power outages; computer and telecommunications failures; malicious computer programs; denial-of-service attacks; security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations); catastrophic events; and usage errors by our teammates. Additionally, we have adopted a hybrid remote work environment which relies on the efficiency and functionality of our information systems. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction, or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.
We may be unable to attract, train, engage and retain key teammates.
Our long-term success and ability to implement our strategic and business planning processes depends on our ability to attract, retain, train and develop key and qualified teammates in all areas of the organization, including store managers and sales associates, teammates who staff our distribution centers, and professionals to implement our technology and other strategic initiatives. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, equity compensation, unemployment levels, and health and other insurance costs; the impact of legislation or regulations governing labor and employee relations, immigration, federal and state minimum wage requirements, and benefit costs; changing demographics; and our reputation within the labor market. If we are unable to attract and retain a workforce that meets our needs, our operations, service levels, support functions, and competitiveness could suffer and our results could be adversely affected.
The loss of one or more of our key executives or the inability to successfully attract and retain executive officers or implement effective succession planning strategies could have a material adverse effect on our business.
Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract and retain executive management. All teammates, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our teammates. The loss of any one our executive management, including our President & Chief Executive Officer, Lauren Hobart, or other key personnel could seriously harm our business. Additionally, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success. Furthermore, our success depends on continued service from Edward W. Stack, our Executive Chairman, who began operating the Company in 1984 and continues to oversee our merchandising group and key strategic growth initiatives. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities and challenges that we and the industry face. If Mr. Stack no longer serves a role in our business, our results could be materially adversely affected.
The seasonality of our operations, along with the current geographic concentrations of our stores, exposes us to certain risks (including but not limited to extreme weather conditions and/or natural disasters and other catastrophic events).
Our business is subject to seasonal influences and certain holidays and sports seasons during the year. Many of our stores are in geographic areas that experience seasonally cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Historically, our highest sales and operating income results have occurred during our second and fourth fiscal quarters, which is partly due to golf and team sports sales during the second quarter and partly due to the winter holiday season and our strong sales of cold weather sporting goods and apparel in the fourth quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. Poor performance during a quarter because of slow holiday seasons or unseasonable weather conditions, including unusually warm weather in the winter months or abnormally wet or cold weather in the spring or summer months, whether due to climate change or otherwise, could have a material adverse effect on our business, financial condition, and operating results for the entire fiscal year.
Furthermore, extreme weather conditions and natural disasters caused by climate change or otherwise and other catastrophic events in the areas in which our stores and/or distribution centers are located could negatively impact consumer shopping patterns, consumer confidence and disposable income, or otherwise could have a negative effect on our financial performance. Natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for customers to travel to our stores. Extreme weather conditions and/or natural disasters, or other catastrophic events in areas where we or our vendors have operations, including our stores and our distribution and eCommerce fulfillment centers, could result in disruption or delay of production and delivery of merchandise and products in our supply chain and cause staffing shortages in our stores, negatively affecting our business and results of operations.
We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Any determination to pay cash dividends on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program, we are not obligated to make any purchases under the program, and the Board may discontinue the program at any time.
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
Provisions of our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws as well as provisions of Delaware law could discourage, delay, or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include: authorizing the issuance of Class B common stock; authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting the use of cumulative voting for the election of directors; prohibiting stockholder action by partial written consent and requiring all stockholder actions to be taken at a meeting of our stockholders or by unanimous written consent if our Class B common stock is no longer outstanding; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters to be acted upon by stockholders at stockholder meetings. In addition, the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns 15% or more of our common stock.
Risks Related to Third Parties and Legal and Regulatory Requirements
We depend on our suppliers, distributors and manufacturers to provide us with sufficient quantities of quality products in a timely fashion.
In fiscal 2022, we purchased merchandise from approximately 1,500 vendors. Purchases from Nike represented approximately 23% of our total merchandise purchases. Although in fiscal 2022 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand in a timely manner if there are disruptions in our relationships with key suppliers, which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards, whether as a result of supply chain disruptions or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising, which are not guaranteed. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.
We are subject to costs and risks associated with laws and regulations affecting our business.
We are subject to a wide array of laws and regulations that expose us to compliance and litigation risks that could negatively affect our operations and financial results. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability and consumer protection; eCommerce, data protection and privacy; advertisement and marketing; labor and employment; taxes, including changes to tax rates and new taxes, tariffs, and surcharges; firearms, ammunition, knives, food items or other regulated products; accounting, corporate governance and securities; custom or import; intellectual property; and environmental and/or climate change. Establishing the necessary internal infrastructure to allow for the monitoring and other compliance requirements required by these new laws and regulations and enforcement efforts requires expenditure of considerable Company resources.
To the extent that another pandemic or similar public health event occurs, we could be subject to another period of store closures or other potential governmental regulations, whether at the local, state, or federal level(s) (including requiring a reduction in work force), which would likely have a significant adverse effect on our financial condition and results of operations.
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
From time-to-time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with landlords and vendors due to the disruptions caused by the COVID-19 pandemic, company policies, and other matters. We may incur losses relating to claims filed against us, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.
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
Our effective income tax rates could be unfavorably impacted by several factors, including changes in the valuation of deferred tax assets and liabilities; other changes in applicable tax laws, regulations, treaties, interpretations, and other guidance, including but not limited to the Inflation Reduction Act; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdictions. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.
Poor performance of professional sports teams within our core regions of operation, as well as league-wide lockouts, strikes or cancellations, retirement of or serious injury to key athletes or scandals involving such athletes could adversely affect our financial results.
We sell a significant amount of professional sports team merchandise, the success of which may be subject to fluctuations based on the success or failure of such teams or their key players. Poor performance by the professional sports teams within our core regions of operations; league-wide lockouts or strikes; and disruptions to, cancellations of, or negative publicity regarding sports leagues and major sporting events could cause our financial results to fluctuate year-over-year. In addition, to the extent we use individual athletes to market our products and advertise our stores or we sell merchandise branded by one or more athletes, the retirement or injury of such athletes or scandals in which they might be implicated could negatively impact our financial results.

Risks Related to Our Indebtedness and Strategic Transactions
We may pursue strategic alliances, acquisitions or investments and the failure of an alliance, acquisition or investment to produce the anticipated results or the inability to successfully integrate the acquired companies could have an adverse impact on our business.
From time-to-time, we may enter into strategic alliances or acquire or invest in complementary companies or businesses. The success of strategic alliances, acquisitions, and investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to such businesses. Strategic alliances, acquisitions, and investments may result in the diversion of capital and our management's attention from other business issues and opportunities. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. There can be no assurance that our strategic alliances, acquisitions, or investments will produce the anticipated results within the expected time frame or at all.
Our ability to operate and expand our business and to respond to changing business and economic conditions is dependent upon the availability of adequate capital. In addition to certain restrictions imposed by the terms of existing debt instruments, weakness in the capital markets could also negatively impact our access to capital.
The operation and growth of our business and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. Our revolving credit facility (the “Revolving Credit Facility”) contains provisions that limit certain of our subsidiaries’ ability to incur additional unsecured indebtedness, and our Revolving Credit Facility and the indenture that governs our 3.15% senior notes due 2032 (the “2032 Notes”) and our 4.10% senior notes due 2052 (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”) contain provisions that limit the Company’s and certain of our subsidiaries’ ability to incur secured indebtedness and our ability to sell all or substantially all of our assets, in each case subject to a number of exceptions and qualifications, the proceeds of which might otherwise be used to finance our operations. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our Revolving Credit Facility and the holders of our Senior Notes would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
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
Our ability to make scheduled payments on or to refinance our debt obligations, including our $575 million of 3.25% convertible senior notes due 2025 (the “Convertible Senior Notes”), the Notes and our Revolving Credit Facility, will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Convertible Senior Notes, the Notes or the Revolving Credit Facility. We may not be able to take any of these actions, these actions may not be successful or may not permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.

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
In addition, our Revolving Credit Facility contains certain restrictive covenants, including covenants that limit certain of our subsidiaries’ ability to incur additional unsecured indebtedness, and our Revolving Credit Facility and the indenture that governs our Notes contain provisions that limit the Company’s and certain of our subsidiaries’ ability to incur secured indebtedness and our ability to sell all or substantially all of our assets, in each case subject to a number of exceptions and qualifications, among other things. Any future indebtedness that we may incur may contain, restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in our other indebtedness becoming immediately payable in full.
Provisions in the indenture governing the Convertible Senior Notes and the indenture governing the 2032 Notes and the 2052 Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the indenture governing the Convertible Senior Notes and the indenture governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, under the indenture governing the Convertible Senior Notes, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Senior Notes for cash, and if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. Under the indenture governing the Notes, if a takeover results in a change of control triggering event, then noteholders will have the right to require us to repurchase their Notes for cash equal to 101% of the aggregate principal amount of such notes. In either case, and in other cases, our obligations under the indenture governing the Convertible Senior Notes and the indenture governing the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We lease substantially all of our stores, which generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site 12 to 24 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations and malls.

As of January 28, 2023, we operated 853 stores in 47 states. The following table sets forth the number of stores by state:

State	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total (3)
Alabama	13	4	17
Arizona	9	3	12
Arkansas	4	—	4
California	58	7	65
Colorado	16	2	18
Connecticut	11	3	14
Delaware	3	1	4
District of Columbia	1	—	1
Florida	48	8	56
Georgia	23	3	26
Idaho	6	1	7
Illinois	32	5	37
Indiana	19	2	21
Iowa	7	2	9
Kansas	10	2	12
Kentucky	12	1	13
Louisiana	8	—	8
Maine	4	—	4
Maryland	17	2	19
Massachusetts	18	4	22
Michigan	22	4	26
Minnesota	10	4	14
Mississippi	7	—	7
Missouri	13	2	15
Nebraska	4	1	5
Nevada	4	2	6
New Hampshire	7	—	7
New Jersey	19	3	22
New Mexico	4	—	4
New York	43	3	46
North Carolina	32	8	40
North Dakota	1	—	1
Ohio	38	11	49
Oklahoma	7	2	9
Oregon	10	2	12
Pennsylvania	39	9	48
Rhode Island	2	1	3
South Carolina	11	2	13
South Dakota	1	—	1
Tennessee	17	3	20
Texas	48	9	57
Utah	5	1	6
Vermont	2	—	2
Virginia	27	5	32
Washington	16	—	16
West Virginia	6	—	6
Wisconsin	13	3	16
Wyoming	1	—	1
Total	728	125	853

(1)As of January 28, 2023, includes three DICK'S House of Sport stores.
(2)Includes our Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! specialty concept stores. As of January 28, 2023, we operated 98 Golf Galaxy stores in 35 states, seven Public Lands stores in seven states, 15 Going Going Gone! stores in 13 states, and five Field & Stream stores in two states. In some markets we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store counts, as applicable. As of January 28, 2023, we operated 16 combo stores.
(3)Excludes 43 and 14 temporary Warehouse Sale store locations as of January 28, 2023 and January 29, 2022, respectively.

The following is a list of significant locations including the approximate square footage and whether the location is leased or owned:

Facility Location	Type	Square Footage	Ownership
Conklin, New York	Distribution and Fulfillment	917,000	Owned
Atlanta, Georgia	Distribution	914,000	Leased
Plainfield, Indiana	Distribution	725,000	Leased
Goodyear, Arizona	Distribution	624,000	Owned
Smithton, Pennsylvania	Distribution	601,000	Leased
Coraopolis, Pennsylvania	Customer Support Center (CSC)	670,000	Owned

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
As of March 17, 2023, there were 233 and 15 registered holders of our common stock and Class B common stock, respectively.
Comparison of 5 Year Cumulative Total Return
The following graph compares the performance of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on February 2, 2018 in our common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.
Unregistered Sales of Equity Securities
As previously disclosed, on December 7, 2022, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders of the Company’s Convertible Senior Notes due 2025 pursuant to which such holders exchanged, in the aggregate, $95.3 million aggregate principal amount of Convertible Senior Notes for cash, plus a number of shares of the Company’s common stock based upon the volume-weighted average price per share of the Company’s common stock during an averaging period that commenced on December 8, 2022. As a result of that valuation, the Company delivered to the exchanging holders an aggregate amount of 2,183,202 shares of its common stock plus an aggregate of $95.3 million in cash in exchange for an aggregate principal amount of $95.3 million of Convertible Senior Notes. These exchange transactions closed on December 16, 2022 and December 19, 2022. The shares of common stock were delivered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

A portion of the shares of common stock delivered pursuant to the exchanges described above were obtained by the Company from financial institutions (each, a “Hedge Counterparty”) as part of the early unwinds of the convertible note hedge transactions and related warrant transactions (collectively, the “Hedge Transactions”) entered into concurrently with the Convertible Senior Notes issuance. The early unwind agreements between the Company and each Hedge Counterparty (collectively, the “Hedge Early Termination Agreements”) related to a portion of the Hedge Transactions corresponding to the amount of Convertible Senior Notes exchanged by holders thereof pursuant to the Exchange Agreements. The Company received 221,215 shares as a result of the unwinds of the Hedge Transactions.
The foregoing description is qualified by reference to the full text of the forms of the Exchange Agreements and the Hedge Early Termination Agreements, copies of which were filed with the Company’s Current Report on Form 8-K on December 8, 2022 as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 each of which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to common stock repurchases made during the three months ended January 28, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
October 30, 2022 to November 26, 2022	397,239	$102.34	396,547	$1,453,118,659
November 27, 2022 to December 31, 2022	217,307	$117.20	213,289	$1,428,118,972
January 1, 2023 to January 28, 2023	1,357	$120.57	—	$1,428,118,972
Total	615,903	$107.62	609,836

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

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors”.
Business Overview
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores, and offer our products both online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year, which ends on the Saturday closest to the end of January each year.
Since 2017, we have transformed our business to drive sustainable growth in sales and profitability. During this time, we meaningfully improved our merchandise assortment through strong relationships with our key brand partners, which provided access to highly differentiated product and our vertical brands. We also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to engage our athletes. Finally, we invested in technology and data science to improve our pricing strategy, digital marketing and personalization capabilities. Consumers have also made lasting lifestyle changes in recent years, increasing their focus on health and fitness, sports and outdoor activities which has increased demand for our products. As a result of our core strategies, foundational improvements and these strong secular consumer trends, net sales increased 41.3% in fiscal 2022 compared to fiscal 2019, and reflects growth in our key priority categories including footwear, athletic apparel, team sports and golf.
Our profitability is primarily influenced by growth in comparable store sales, the strength of our merchandise margins and ability to manage operating expenses. In addition to the structurally higher sales compared to pre-COVID levels, our merchandise margins increased over 300 basis points as a percentage of net sales in fiscal 2022 as compared to fiscal 2019, as we’ve maintained the majority of the merchandise expansion that we drove over the prior two years with our differentiated product assortment, combined with our disciplined pricing strategy and favorable sales mix. We’ve also experienced meaningful leverage on fixed occupancy costs and selling, general and administrative costs, due to the significant sales increase. With our structurally higher sales, expanded merchandise margins, and operating expense leverage, our pre-tax income as a percentage of net sales grew from 4.7% in fiscal 2019 to 11.2% in fiscal 2022 and our earnings per diluted share grew from $3.34 in fiscal 2019 to $10.78 in fiscal 2022.
Field & Stream Exit
During the fourth quarter of 2022, we decided to exit the Field & Stream brand (the “Field & Stream Exit”). We plan to convert the existing 17 Field & Stream stores, the majority of which are part of a DICK’S and Field & Stream combo store, to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores. We closed twelve of these stores for conversion during the fourth quarter of 2022 and incurred pre-tax charges totaling $30.1 million, which included $28.5 million of non-cash impairment of store assets, $0.8 million of severance and a $0.7 million inventory write-down. Additionally, we sold the Field & Stream trademark in fiscal 2023 for proceeds near its carrying value and plan to convert the remaining Field & Stream stores by fiscal 2024.
Macroeconomic Outlook
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures and the potential impact of rising interest rates. In addition, disruption of supply chains, including factory closures and port congestion, has resulted in apparel overages from late arriving inventory and elevated container and transportation costs which began to moderate during the second half of fiscal 2022. We took actions during the third and fourth quarter of fiscal 2022 to address these targeted inventory overages, and as a result, we believe our inventory is healthy and well-positioned to meet the demands of our athletes in fiscal 2023. Although we have successfully managed these issues thus far, the continued effect of these challenges may impact longer-term consumer discretionary spending behavior and the promotional landscape in which we operate. Our fiscal 2023 outlook contemplates this uncertainty.

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance including:
•Comparable store sales performance – Our management considers comparable store sales, which includes online sales, to be an important indicator of our current performance. Comparable store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable store sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable store sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable store sales results. For further discussion of our comparable store sales refer to the “Results of Operations” section herein.
•Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are comparable store sales, gross profit, and our ability to control selling, general and administrative expenses.
•Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, which include investments in new and existing stores and our eCommerce channel, distribution and administrative facilities, continuous improvements to information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically experience lower operating cash flows in our third fiscal quarter due to increased inventory purchases in advance of the holiday selling season, which typically normalizes in our fourth fiscal quarter. For further discussion of our cash flows refer to the “Liquidity and Capital Resources” section herein.
•Quality of merchandise offerings – To measure effectiveness of our merchandise offerings, we monitor sell-throughs, inventory turns, gross margins and markdown rates at the department and style level. This analysis helps us manage inventory levels to reduce working capital requirements and deliver optimal gross margins by improving merchandise flow and establishing appropriate price points to minimize markdowns.
•Store productivity – To assess store-level performance, we monitor various indicators, including new store productivity, sales per square foot, store operating contribution margin and store cash flow.

Executive Summary
•Net sales increased 0.6% to $12.37 billion in fiscal 2022 from $12.29 billion in fiscal 2021, which included a decrease in comparable store sales of 0.5% following a 27.4% increase in 2021. When compared to fiscal 2019, net sales increased 41.3%.
•We reported net income of $1.0 billion, or $10.78 per diluted share, in fiscal 2022, compared to $1.52 billion, or $13.87 per diluted share, during fiscal 2021.
◦Fiscal 2022 net income includes charges of $22.3 million, net of tax, or $0.25 per diluted share, related to the Field & Stream Exit. Additionally, earnings per diluted share for fiscal 2022 reflects our adoption of ASU 2020-06, which requires the assumption that our convertible senior notes due 2025 (the “Convertible Senior Notes”) will be settled in shares of our common stock. As a result, fiscal 2022 earnings per diluted share excluded $27.1 million of interest expense, net of tax, and included 10.8 million diluted shares related to the Convertible Senior Notes, which together decreased earnings per diluted share by $1.01. During fiscal 2022, we settled $515.9 million of our Convertible Senior Notes without dilutive effect, as the related principal was settled in cash and due to the shares received from its convertible bond hedge.
◦Fiscal 2021 net income included approximately $15.0 million of pre-tax expenses, or $0.10 per diluted share net of tax, of teammate compensation and safety costs resulting from the COVID-19 pandemic. Additionally, fiscal 2021 net income included $22.8 million of non-cash interest expense, net of tax, and earnings per diluted share included 11.3 million shares related to the Convertible Senior Notes that were designed to be offset at conversion by our bond hedge, which together decreased earnings per diluted share by $1.83 in the prior year.

•In addition, during fiscal 2022, we:
◦Terminated the proportionate amount of warrants concurrent with our exchange of $515.9 million of our Convertible Senior Notes, resulting in the issuance of 9.8 million shares of our common stock;
◦Declared and paid aggregate cash dividends on a quarterly basis for a total amount of $1.95 per share on our common stock and Class B common stock; and
◦Repurchased 5.0 million shares of common stock under our share repurchase program for a total cost of $426.7 million.
•The following table summarizes store openings and closings in fiscal 2022 and fiscal 2021:

	Fiscal 2022			Fiscal 2021
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total (3)	DICK’S Sporting Goods	Specialty Concept Stores (2)	Total (3)
Beginning stores	730	131	861	728	126	854
New stores	4	9	13	6	8	14
Closed stores	6	15	21	4	3	7
Ending stores	728	125	853	730	131	861
Relocated stores	3	1	4	11	1	12

(1)As of January 28, 2023, includes three DICK'S House of Sport stores.
(2)Includes our Golf Galaxy, Field & Stream, Public Lands and Going Going Gone! stores. As of January 28, 2023, we operated 98 Golf Galaxy stores, seven Public Lands stores, 15 Going Going Gone! stores, and five Field & Stream stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of January 28, 2023, the Company operated 16 combo stores.
(3)Excludes 43 and 14 temporary Warehouse Sale store locations as of January 28, 2023 and January 29, 2022, respectively.

Results of Operations
The following table presents, for the fiscal years indicated, selected items in the Consolidated Statements of Income as a percentage of our net sales, as well as the basis point change in percentage of net sales from fiscal 2022 to fiscal 2021:

	Fiscal Year		Basis Point Change in Percentage of Net Sales from Prior Year 2021 - 2022(A)
	2022 (A)	2021
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.36	61.67	369
Gross profit	34.64	38.33	(369)
Selling, general and administrative expenses (3)	22.68	21.67	101
Pre-opening expenses (4)	0.13	0.11	2
Income from operations	11.83	16.55	(472)
Interest expense	0.77	0.47	30
Other income	(0.13)	(0.14)	1
Income before income taxes	11.19	16.22	(503)
Provision for income taxes	2.75	3.86	(111)
Net income	8.43%	12.36%	(393)
Other Data:
Comparable store sales (decrease) increase (5)	(0.5)%	27.4%
Number of stores at end of period (6)	853	861
Total square feet at end of period (in millions) (6)	42.6	42.4
(A)Column does not add due to rounding.
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
(4)Pre-opening expenses, which consist primarily of rent, marketing, payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date we take possession of a site through the date the store opens.
(5)Beginning in fiscal 2022, we revised our method for calculating comparable store sales by including relocated store locations. Prior year fiscal 2021 information was revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Form 8-K, which was filed with the SEC on March 8, 2022.
(6)Includes our DICK’S Sporting Goods, Golf Galaxy, Public Lands, Going Going Gone! and Field & Stream stores. Excludes temporary Warehouse Sale store locations. Fiscal 2022 store count reflects the closure of twelve Field & Stream stores for which the associated square footage of each closed store was retained as we plan in the near-term to convert them into DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores.
Note - As retailers vary in how they record costs of operating their stores and supply chain between cost of goods sold and selling, general and administrative expenses, our gross profit rate and selling, general and administrative expenses rate may not be comparable to other retailers. For additional information regarding the types of costs classified within cost of goods sold, selling, general and administrative expenses or any other financial statement line items presented herein, refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies included in Part IV. Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for the year ended January 28, 2023 (Fiscal 2022) compared to the year ended January 29, 2022 (Fiscal 2021) is presented below. A discussion regarding our financial condition and results of operations for Fiscal 2021 compared to the year ended January 30, 2021 (Fiscal 2020) can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 23, 2022.
Fiscal 2022 Compared to Fiscal 2021
Net Sales
Net sales increased 0.6% to $12.37 billion in fiscal 2022 from $12.29 billion in fiscal 2021 due to a $131.9 million increase in net sales primarily attributable to new temporary Warehouse Sale and other stores, partially offset by $57.1 million, or 0.5%, of a decrease in comparable store sales. The decrease in comparable store sales included a 0.7% decrease in transactions offset by a 0.2% increase in sales per transaction, and reflects an anticipated sales normalization in certain categories, including fitness and outdoor equipment, along with a favorable sales impact in fiscal 2021 following government stimulus payments, partially offset by growth in footwear, team sports and athletic apparel.
Income from Operations
Income from operations decreased to $1,463.0 million in fiscal 2022 from $2,034.5 million in fiscal 2021.
Gross profit decreased to $4,284.6 million in fiscal 2022 from $4,711.9 million in fiscal 2021 and decreased as a percentage of net sales by 369 basis points. Merchandise margins decreased 304 basis points as a result of our actions to reduce targeted apparel inventory overages, item-level deals provided to our athletes during the holiday season and higher inventory shrink due to increased theft. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Our occupancy costs increased $44.1 million compared to fiscal 2021 and decreased gross profit as a percentage of net sales by 30 basis points. The remaining decrease in gross profit as a percentage of net sales was driven by an increase in eCommerce shipping expense due primarily to higher shipping rates and penetration of eCommerce sales compared to the prior year.
Selling, general and administrative expenses increased to $2,805.5 million in the current year from $2,664.1 million in fiscal 2021, and increased as a percentage of net sales by 101 basis points. Fiscal 2022 included Field & Stream Exit charges of $29.3 million, and fiscal 2021 included approximately $15.0 million of COVID-related costs. The remaining $127.1 million increase was primarily driven by investments in hourly wage rates, talent and technology to support our growth strategies, offset by lower incentive compensation expense and a $31.7 million net cost reduction compared to fiscal 2021 related to changes in the investment values of our deferred compensation plans, for which the corresponding investment expense was recognized in Other Income.
Interest Expense
Interest expense increased to $95.2 million in fiscal 2022 compared to $57.8 million in fiscal 2021. The increase was primarily due to a $52.8 million increase in interest expense related to the aggregate $1.5 billion Senior Notes issued during the fourth quarter of 2021 and $23.3 million of inducement charges related to the exchange of $515.9 million aggregate principal amount of the Convertible Senior Notes, partially offset by a $36.2 million reduction in interest expense related to our Convertible Senior Notes, due to exchange transactions and our adoption of ASU 2020-06; Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Other Income
Other income decreased to $15.9 million in fiscal 2022 compared to $17.8 million in fiscal 2021. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount. The Company recognized $14.6 million of investment expense during fiscal 2022 compared to investment income of $17.1 million during fiscal 2021, primarily driven by performance in equity markets which impacted the deferred compensation plan investment values. This total $31.7 million decrease related to our deferred compensation plan investment values was offset by a $26.7 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current year.

Income Taxes
Our effective tax rate increased to 24.6% in the current year from 23.8% in fiscal 2021. The current year effective tax rate was unfavorably impacted by eliminated tax deductions from our bond hedge following our Convertible Senior Notes exchange transactions, which impacted our income tax expense by $21.5 million, partially offset by the favorable rate impact of the vesting of employee equity awards on lower pre-tax income.

Liquidity and Capital Resources
Our cash on hand as of January 28, 2023 was $1.9 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during fiscal 2022.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, three of our distribution centers, and certain equipment and storage under non-cancellable operating leases that expire at various dates through 2035. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 7 – Leases for further information.
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of January 28, 2023, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at January 28, 2023. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8 – Revolving Credit Facility for further information.
Senior Notes
As of January 28, 2023, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million principal amount of senior notes due 2052 outstanding (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”). Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 9 – Senior Notes for further information.
As of January 28, 2023, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.
Convertible Senior Notes
Following our exchanges totaling $515.9 million principal amount in cash during fiscal 2022, we have an aggregate remaining principal amount of $59.1 million of Convertible Senior Notes outstanding as of January 28, 2023. On February 9, 2023, the Company provided irrevocable notice to the noteholders of our Convertible Senior Notes of our election to redeem the remaining principal in shares. The Company intends to offset share dilution from this settlement through share repurchases using excess cash, free cash flow or borrowings on our Credit Facility. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 16 – Subsequent Events for further information.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. In fiscal 2022, capital expenditures totaled $364.1 million on a gross basis and $328.0 million on a net basis, which includes tenant allowances provided by landlords.

We anticipate that fiscal 2023 capital expenditures will be in a range of $550 to $600 million, net of tenant allowances provided by landlords. We expect our capital expenditures to be concentrated on new store development, relocations and remodels, including nine DICK’S House of Sport stores and eleven Golf Galaxy Performance Centers, improvements within our existing stores including converting over 100 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock. In fiscal 2022, we repurchased approximately 5.0 million shares of our common stock for $426.7 million. During fiscal 2022, we also paid $31.7 million for shares repurchased during fiscal 2021. We currently operate under a $2.0 billion share repurchase program that was authorized by the Board of Directors in December 2021. As of January 28, 2023, the available amount remaining under the December 2021 authorization was $1.4 billion.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
In fiscal 2022, we paid $163.1 million of dividends to our stockholders. On March 6, 2023, our Board of Directors declared a 105% increase in our quarterly cash dividend compared to the previous quarterly per share amount. The dividend of $1.00 per share of common stock and Class B common stock is payable on March 31, 2023 to stockholders of record as of the close of business on March 17, 2023. During fiscal 2021, we paid $603.0 million in dividends, which included quarterly dividends and a special dividend in the amount of $5.50 per share, on our common stock and Class B common stock.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with several financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. In turn, we settle invoices with the financial institutions in accordance with the original supplier payment terms. Our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our liability associated with the funded participation in the arrangements, which is presented within accounts payable on the Consolidated Balance Sheet, was $40.1 million and $76.0 million as of January 28, 2023 and January 29, 2022, respectively.
Cash Flows
Changes in cash and cash equivalents for the last three fiscal years are as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net cash provided by operating activities	$921,881	$1,616,872	$1,552,769
Net cash used in investing activities	(392,894)	(343,979)	(224,164)
Net cash (used in) provided by financing activities	(1,247,636)	(287,722)	260,057
Effect of exchange rate changes on cash and cash equivalents	(170)	(33)	71
Net (decrease) increase in cash and cash equivalents	$(718,819)	$985,138	$1,588,733

Operating Activities
Cash flows provided by operating activities decreased $695.0 million in fiscal 2022 compared to fiscal 2021. The decrease was primarily due to a $476.7 million decrease in earnings and a $213.1 million increase in cash payments for inventory and accounts payable to replenish inventory levels after a 28.3% sales increase in fiscal 2021 and supply chain disruptions following the emergence of COVID-19, which resulted in inventory growth to support our 41.3% sales growth in fiscal 2022 when compared to fiscal 2019. The remaining decrease in cash provided by operating activities was primarily driven by a $135.5 million decrease from accrued expenses as a result of year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of marketing and deferred compensation plan payments, offset by an increase from changes in operating lease assets and liabilities of $70.1 million due to the timing of rent payments at the end of fiscal 2022.

Investing Activities
Cash used in investing activities for fiscal 2022 increased $48.9 million to $392.9 million, due to an increase in gross capital expenditures. Gross capital expenditures for fiscal 2022 included higher investments in our stores and technology, offset by last year’s investments in merchandise presentation and improving the fitting and lesson experience in our golf business. Cash used in investing activities also included progress payments for the purchase of corporate aircraft and investments in organizations that focus on innovation and improving local communities through sport.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities increased $959.9 million during fiscal 2022 compared to fiscal 2021. Fiscal 2022 included the exchange of $515.9 million aggregate principal amount of our Convertible Senior Notes and $458.5 million in share repurchases. Fiscal 2021 included over $1.1 billion in share repurchases and the payment of a special dividend of $5.50 per share, which was partially offset by our issuance of the Senior Notes that provided net proceeds of approximately $1.5 billion.

Contractual Obligations and Commercial Commitments
We are party to contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. Our future contractual obligations primarily consist of payments for operating leases, long-term debt and related interest payments, and other purchase obligations. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 7 – Leases, Note 9 – Senior Notes and Note 10 – Convertible Senior Notes for amounts outstanding as of January 28, 2023 related to operating leases and long-term debt.
Other purchase obligations are for marketing commitments to promote our brand and products, including media and naming rights, technology-related commitments, licenses for trademarks, and other ordinary course commitments. In the ordinary course of business, we enter into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of non-cancellable purchase commitments as of January 28, 2023 were approximately $265 million.

Critical Accounting Policies and Use of Estimates
Our significant accounting policies are described in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1 – Basis of Presentation and Summary of Significant Accounting Policies. Critical accounting policies are those that we believe are both 1) most important to the portrayal of our financial condition and results of operations and 2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of such policies may result in materially different amounts being reported under different conditions or using different assumptions.
We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Inventory Valuation
We value inventory using the lower of weighted average cost and net realizable value, which is generally based on the selling price expectations of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. A 10% change in our obsolete inventory reserves as of January 28, 2023, would have affected income before income taxes by approximately $5.1 million in fiscal 2022.
Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at our stores and distribution centers throughout the year. The shrink reserve represents the cumulative loss estimate for each of our locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results. A 10% change in our shrink reserve as of January 28, 2023, would have affected income before income taxes by approximately $1.8 million in fiscal 2022.

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
Our goodwill impairment test compares the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of an income approach and a market approach. Estimates may differ from actual results due to, among other things, economic conditions, changes to our business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded to reduce the carrying value of the reporting unit to its fair value. As of January 28, 2023, we had no reporting units at risk of impairment and a 10% change in the fair value of our reporting units would not indicate a potential impairment of goodwill. The fair value of our reporting unit has remained substantially in excess of its carrying value over the last three fiscal years.
Similar to our test for impairment of goodwill, the impairment test for indefinite-lived intangible assets involves comparing their estimated fair values to their carrying values. We estimate the fair value of indefinite-lived intangible assets, which are comprised primarily of trademarks and trade names, based on an income approach using the relief-from-royalty method, which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from these types of assets. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, we may be exposed to material losses. We recognize an impairment charge when the estimated fair value of the intangible asset is less than its carrying value. We recorded no such impairments in fiscal 2022 or 2021.
Impairment of Long-Lived Assets
We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which independent cash flows can be identified, which is typically the store level. We use an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over each store’s remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, we make assumptions about key store variables that incorporate local market conditions, including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value. During fiscal 2022, we recorded a non-cash impairment charge of $28.5 million for store asset disposals at twelve Field & Stream stores that we closed in the period for conversion into DICK’S House of Sport stores or expanded DICK’S Sporting Goods stores. There were no other significant long-lived assets impairment charges recognized during fiscal 2022, 2021 or 2020.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We maintain our Credit Facility to support potential liquidity and capital needs. The interest rate under our current Credit Facility is variable and is benchmarked to, at our option, a base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin percentage. As of January 28, 2023 and January 29, 2022, there were no outstanding borrowings under the Credit Facility, and we did not draw on our current or former Credit Facility during fiscal 2022 or fiscal 2021. Accordingly, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial condition, results of operations or cash flows.
The cash coupons on our Senior Notes and Convertible Senior Notes are fixed. Accordingly, interest expense related to these instruments is not affected by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates. The fair value of our debt instruments with fixed interest rates is disclosed in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11 – Fair Value Measurements.
Credit Risk
In April 2020, we issued the Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, we also entered into five-year convertible bond hedges with several parties (“the counterparties”) and/or certain of their affiliates. Subject to the movement in our common stock price, we could be exposed to credit risk arising out of settling the convertible bond hedges. Based on our review of the possible settlements and the credit strength of the counterparties and their affiliates, along with our recent notice as announced on February 9, 2023 to call the $59.1 million remaining aggregate principal for redemption on April 18, 2023, we do not believe there is a material exposure to credit risk as a result of these transactions. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 16 – Subsequent Events for further information.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 44 through 69 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of January 28, 2023, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2022, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 23, 2023, expressed an unqualified opinion on those financial statements.
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
March 23, 2023

ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)Information relative to Directors of the Company will be set forth under the section entitled “Item 1 - Election of Directors” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) and is incorporated herein by reference.
(b)Information with respect to Executive Officers of the Company is set forth in Part I, Item 1 “Business.”
(c)Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Stock Ownership” in the 2023 Proxy Statement and is incorporated herein by reference.
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
(e)Information on our audit committee and audit committee financial experts will be set forth under the section entitled “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections entitled “Executive Compensation”, “Compensation Tables”, “Corporate Governance” and “Item 1 - Election of Directors” in the Company’s 2023 Proxy Statement and is incorporated herein by reference. The information under the caption “Executive Compensation - Compensation Committee Report” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required by this Item will be set forth under the caption “Stock Ownership” in the Company’s 2023 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of January 28, 2023, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,711,481	$19.96	7,673,736	(2)
Equity compensation plans not approved by security holders	—		—
Total	2,711,481		7,673,736

(1)Represents outstanding awards pursuant to the Company’s 2012 Stock and Incentive Plan, as amended and restated (the “2012 Plan”). Represents shares of common stock. Shares of Class B Common Stock are not authorized for issuance under the 2012 Plan.
(2)Shares of common stock that are subject to any award (e.g., options, stock appreciation rights, restricted stock, restricted stock units or performance stock) pursuant to the 2012 Plan will count against the aggregate number of shares of common stock that may be issued as one share for every share issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the caption “Transactions with Related Persons” and “Board Independence” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

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
(3)Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 70 to 74 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DICK’S Sporting Goods, Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company's inventory to be exposed to obsolescence or slow-moving merchandise. Inventories, net and the inventory valuation reserve at January 28, 2023, totaled $2.8 billion and $50.8 million, respectively.
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
March 23, 2023

We have served as the Company's auditor since 1998.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$12,368,198	$12,293,368	$9,584,019
Cost of goods sold, including occupancy and distribution costs	8,083,640	7,581,482	6,533,312
GROSS PROFIT	4,284,558	4,711,886	3,050,707
Selling, general and administrative expenses	2,805,462	2,664,083	2,298,534
Pre-opening expenses	16,077	13,300	10,696
INCOME FROM OPERATIONS	1,463,019	2,034,503	741,477
Interest expense	95,220	57,839	48,812
Other income	(15,949)	(17,774)	(19,070)
INCOME BEFORE INCOME TAXES	1,383,748	1,994,438	711,735
Provision for income taxes	340,610	474,567	181,484
NET INCOME	$1,043,138	$1,519,871	$530,251
EARNINGS PER COMMON SHARE:
Basic	$13.43	$18.27	$6.29
Diluted	$10.78	$13.87	$5.72
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	77,672	83,183	84,258
Diluted	99,274	109,578	92,639

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
NET INCOME	$1,043,138	$1,519,871	$530,251
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(170)	(33)	71
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(170)	(33)	71
COMPREHENSIVE INCOME	$1,042,968	$1,519,838	$530,322

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 28, 2023	January 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,924,386	$2,643,205
Accounts receivable, net	71,286	68,263
Income taxes receivable	8,187	1,978
Inventories, net	2,830,917	2,297,609
Prepaid expenses and other current assets	128,410	95,601
Total current assets	4,963,186	5,106,656
Property and equipment, net	1,312,988	1,319,681
Operating lease assets	2,138,366	2,044,819
Intangible assets, net	60,364	86,767
Goodwill	245,857	245,857
Deferred income taxes	41,189	35,024
Other assets	230,246	202,872
TOTAL ASSETS	$8,992,196	$9,041,676
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,206,066	$1,281,322
Accrued expenses	508,573	620,143
Operating lease liabilities	546,755	480,318
Income taxes payable	29,624	13,464
Deferred revenue and other liabilities	350,428	317,433
Total current liabilities	2,641,446	2,712,680
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Senior notes due 2032 and 2052	1,482,336	1,481,443
Convertible senior notes due 2025	58,271	449,287
Long-term operating lease liabilities	2,117,773	2,099,146
Other long-term liabilities	167,747	197,534
Total long-term liabilities	3,826,127	4,227,410
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 128,177,711 issued and 58,547,001 outstanding at January 28, 2023; 115,258,081 issued and 51,988,915 outstanding at January 29, 2022	585	520
Class B common stock, par value $0.01 per share; 40,000,000 shares authorized; 23,570,633 issued and outstanding at January 28, 2023; 23,620,633 issued and outstanding at January 29, 2022	236	236
Additional paid-in capital	1,416,847	1,488,834
Retained earnings	4,878,404	3,956,602
Accumulated other comprehensive loss	(252)	(82)
Treasury stock, at cost; 69,630,710 and 63,269,166 shares at January 28, 2023 and January 29, 2022, respectively	(3,771,197)	(3,344,524)
Total stockholders' equity	2,524,623	2,101,586
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,992,196	$9,041,676

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, February 1, 2020	59,256	$593	24,291	$243	$1,253,867	$2,645,281	$(120)	$(2,168,266)	$1,731,598
Equity component value of convertible note issuance	—	—	—	—	160,693	—	—	—	160,693
Purchase of convertible note hedge	—	—	—	—	(161,057)	—	—	—	(161,057)
Sale of common stock warrants	—	—	—	—	105,225	—	—	—	105,225
Exchange of Class B common stock for common stock	555	6	(555)	(6)	—	—	—	—	—
Exercise of stock options	781	8	—	—	37,615	—	—	—	37,623
Restricted stock vested	804	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(202)	(3)	—	—	(4,214)	—	—	—	(4,217)
Net income	—	—	—	—	—	530,251	—	—	530,251
Stock-based compensation	—	—	—	—	50,177	—	—	—	50,177
Foreign currency translation adjustment, net of taxes of $(22)	—	—	—	—	—	—	71	—	71
Cash dividends declared, $1.25 per common share	—	—	—	—	—	(110,830)	—	—	(110,830)
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exchange of Class B common stock for common stock	115	1	(115)	(1)	—	—	—	—	—
Exercise of stock options	657	6	—	—	26,342	—	—	—	26,348
Restricted stock vested	1,151	12	—	—	(12)	—	—	—	—
Minimum tax withholding requirements	(341)	(3)	—	—	(32,594)	—	—	—	(32,597)
Net income	—	—	—	—	—	1,519,871	—	—	1,519,871
Stock-based compensation	—	—	—	—	52,800	—	—	—	52,800
Foreign currency translation adjustment, net of taxes of $10	—	—	—	—	—	—	(33)	—	(33)
Purchase of shares for treasury	(10,788)	(108)	—	—	—	—	—	(1,176,258)	(1,176,366)
Cash dividends declared, $7.10 per common share	—	—	—	—	—	(627,971)	—	—	(627,971)
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	9,782	98	—	—	16,643	—	—	—	16,741
Exchange of Class B common stock for common stock	50	—	(50)	—	—	—	—	—	—
Exercise of stock options	837	8	—	—	23,673	—	—	—	23,681
Restricted stock vested	1,285	13	—	—	(13)	—	—	—	—
Minimum tax withholding requirements	(425)	(4)	—	—	(43,932)	—	—	—	(43,936)
Net income	—	—	—	—	—	1,043,138	—	—	1,043,138
Stock-based compensation	—	—	—	—	50,603	—	—	—	50,603
Foreign currency translation adjustment, net of taxes of $54	—	—	—	—	—	—	(170)	—	(170)
Purchase of shares for treasury	(4,971)	(50)	—	—	—	—	—	(426,673)	(426,723)
Cash dividends declared, $1.95 per common share	—	—	—	—	—	(155,568)	—	—	(155,568)
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,043,138	$1,519,871	$530,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365,475	322,551	326,014
Amortization of deferred financing fees and debt discount	4,250	30,794	21,581
Deferred income taxes	23,100	16,451	(46,250)
Stock-based compensation	50,603	52,800	50,177
Other, net	15,306	—	—
Changes in assets and liabilities:
Accounts receivable	(13,558)	2,011	2,308
Inventories	(533,308)	(344,041)	248,707
Prepaid expenses and other assets	(9,690)	(16,047)	3,898
Accounts payable	13,983	37,782	199,295
Accrued expenses	(74,205)	61,307	108,420
Income taxes payable / receivable	12,256	(23,115)	29,908
Construction allowances provided by landlords	36,100	40,195	56,713
Deferred revenue and other liabilities	22,689	20,648	57,795
Operating lease assets and liabilities	(34,258)	(104,335)	(36,048)
Net cash provided by operating activities	921,881	1,616,872	1,552,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(364,075)	(308,261)	(224,027)
Proceeds from sale of other assets	14,261	9,671	—
Deposits and other investing activities	(43,080)	(45,389)	(137)
Net cash used in investing activities	(392,894)	(343,979)	(224,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings	—	—	1,291,700
Revolving credit repayments	—	—	(1,515,800)
Proceeds from issuance of convertible senior notes due 2025	—	—	575,000
Principal paid in connection with exchange of convertible senior notes due 2025	(515,865)	—	—
Payments for purchase of bond hedges	—	—	(161,057)
Proceeds from issuance of warrants	—	—	105,225
Transaction costs for debt issuance	—	(15,268)	(17,396)
Proceeds from senior notes due 2032 and 2052, net of debt discount	—	1,496,671	—
Payments on finance lease obligations	(740)	(726)	(826)
Proceeds from exercise of stock options	23,681	26,348	37,623
Minimum tax withholding requirements	(43,936)	(32,597)	(4,217)
Cash paid for treasury stock	(458,456)	(1,144,633)	—
Cash dividends paid to stockholders	(163,081)	(602,964)	(107,404)
(Decrease) increase in bank overdraft	(89,239)	(14,553)	57,209
Net cash (used in) provided by financing activities	(1,247,636)	(287,722)	260,057
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(170)	(33)	71
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(718,819)	985,138	1,588,733
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,643,205	1,658,067	69,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,924,386	$2,643,205	$1,658,067
Supplemental disclosure of cash flow information:
Accrued property and equipment	$30,222	$35,903	$26,981
Cash paid during the fiscal year for interest	$69,193	$22,899	$20,517
Cash paid during the fiscal year for income taxes	$306,612	$487,808	$203,082
Accrued treasury stock	$—	$31,733	$—

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of January 28, 2023, we operated 728 DICK’S Sporting Goods locations across the United States, serving and inspiring athletes and outdoor enthusiasts to achieve their personal best through a blend of dedicated teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores, and offers its products both online and through mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to the Company’s fiscal year.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to the end of January. Unless otherwise stated, references to years in this Annual Report on Form 10-K relate to fiscal years, rather than to calendar years. Fiscal years 2022, 2021 and 2020 ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively. All fiscal years presented include 52 weeks of operations.
Principles of Consolidation
The Consolidated Financial Statements include DICK’S Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to prior year amounts within the Consolidated Financial Statement Footnotes to conform to the current year presentation.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents primarily consist of money market funds and commercial paper and are stated at carrying value, which approximates fair value, and are considered Level 1 investments. Cash and cash equivalents were comprised of the following for the fiscal years presented (in thousands):

	2022	2021
Cash (1)	$725,604	$678,236
Money market funds	911,400	1,910,000
Commercial paper	287,382	54,969
Total cash and cash equivalents	$1,924,386	$2,643,205
(1)Cash includes amounts due from third-party financial institutions for the settlement of credit card and debit card transactions, which typically process within three business days.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 28, 2023 and January 29, 2022 include $7.4 million and $96.6 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
Accounts Receivable
Accounts receivable primarily consist of amounts due from vendors and landlords. The amount of accounts receivable due from landlords as of January 28, 2023 and January 29, 2022, was $34.3 million and $45.0 million, respectively. The Company’s allowance for credit losses totaled $2.9 million and $3.2 million at January 28, 2023 and January 29, 2022, respectively.
Inventories
Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances, and totaled $139.5 million and $86.1 million at January 28, 2023 and January 29, 2022, respectively.
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
For leasehold improvements and property and equipment under finance lease agreements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made after lease commencement are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. The Company recognized depreciation expense of $332.3 million, $315.7 million and $317.5 million in fiscal 2022, 2021 and 2020, respectively.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Intangible Assets
Intangible assets consist of both indefinite-lived and finite-lived assets. The Company’s intangible assets are primarily indefinite-lived, consisting mostly of trademarks and acquired trade names, which the Company tests annually for impairment, or whenever circumstances indicate that a decline in value may have occurred, using Level 3 inputs. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method.
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
Pre-opening Expenses
Pre-opening expenses, which consist primarily of rent, marketing, payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling.
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
For all periods presented, dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. For fiscal year 2021, the dilutive effect of the Convertible Senior Notes was calculated using the treasury stock method; however, upon the adoption of ASU 2020-06, the Company was required to calculate diluted earnings per common share using the if-converted method, which was applied to fiscal year 2022. Refer to Recently Adopted Accounting Pronouncements below for further discussion.
Stock-Based Compensation
The Company has the ability to grant teammates a number of different stock-based awards, including restricted shares of common stock, restricted stock units and stock options to purchase common stock, under the DICK’S Sporting Goods, Inc. Amended and Restated 2012 Stock and Incentive Plan (the “2012 Plan”). The Company records stock-based compensation expense based on the fair value of stock awards at the grant date, and recognizes the expense over the employees’ service periods, net of estimated forfeitures.
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
Deferred Revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon their redemption. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. During the fiscal years ended January 28, 2023 and January 29, 2022, the Company recognized $19.9 million and $19.5 million of gift card breakage revenue, respectively, and experienced approximately $106.2 million and $87.2 million of gift card redemptions in fiscal 2022 and fiscal 2021, respectively, that had been included in its gift card liability as of January 29, 2022 and January 30, 2021, respectively. Based on the Company’s historical experience, the majority of gift card revenue is recognized within 12 months of deferral. The cards have no expiration date.
Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. The Company estimates the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Based on the Company’s customer loyalty program policies, the majority of program points earned are redeemed or expire within 12 months. Refer to Note 6 – Deferred Revenue and Other Liabilities for additional information regarding the amount of these liabilities at January 28, 2023 and January 29, 2022.
Net sales by category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the last three fiscal years (in millions):

	Fiscal Year
	2022	2021	2020
Hardlines (1)	$4,952.2	$5,407.9	$4,428.5
Apparel	4,218.1	4,131.2	3,180.2
Footwear (2)	2,979.1	2,562.8	1,834.3
Other (3)	218.8	191.5	141.0
Total net sales	$12,368.2	$12,293.4	$9,584.0

(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and hunting and fishing gear.
(2)Includes athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleats for team sports.
(3)Includes the Company’s non-merchandise sales categories, including in-store services, shipping revenues, software subscription revenues and credit card processing revenues.

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
Advertising Costs
Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $412.2 million, $410.9 million and $293.4 million for fiscal 2022, 2021, and 2020, respectively.
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
Construction Allowances
Nearly all of the Company’s store locations are leased. The Company may receive reimbursement from a landlord for a portion of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances or construction allowances provided by landlords (“construction allowances”). The Company’s accounting for construction allowances differs depending on whether the Company is deemed to have control of the underlying asset prior to commencement of the lease.
•If the Company is not deemed to have control of the underlying asset prior to lease commencement, reimbursement from a landlord for tenant improvements is classified as a lease incentive and included as a reduction to the related operating lease asset on the Consolidated Balance Sheets. The incentive is amortized as part of operating lease expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in construction allowances provided by landlords.
•If the Company is deemed to have control of the underlying asset prior to lease commencement, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins, if relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is recorded in the period in which control of the underlying asset is relinquished back to the lessor. The Company reports the amount of cash received for the construction allowance as construction allowance receipts within the financing activities section of its Consolidated Statements of Cash Flows when such allowances are received prior to completion of the sale-leaseback transaction. The Company reports the amount of cash received from construction allowances as proceeds from sale leaseback transactions within the investing activities section of its Consolidated Statements of Cash Flows when such amounts are received after the sale-leaseback accounting criteria have been achieved.

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
The Company has lease agreements with non-lease components that relate to the lease components and elected the practical expedient to account for non-lease components, and the lease components to which they relate, as a single lease component for all classes of underlying assets. The Company also elected the practical expedient to not recognize short-term leases with an initial term of 12 months or less on the Consolidated Balance Sheet.
Recently Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance to ease potential accounting impacts associated with transitioning away from reference rates such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU can be applied anytime between the first quarter of fiscal 2020 and the fourth quarter of fiscal 2022, which were later deferred to December 2024 by the FASB’s issuance of ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The Company’s primary association with LIBOR was through interest rates applicable to loans under its former revolving credit facility, which was terminated in January 2022 and replaced with a new revolving credit facility that uses an adjusted secured overnight financing rate (“SOFR”). The Company adopted this guidance in the fourth quarter of fiscal 2022 on a prospective basis, which did not have a material impact on the Company’s financial statements and related disclosures.
Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40),” which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, under which the Company must assume that any conversion of its convertible senior notes due 2025 (the “Convertible Senior Notes”) will be satisfied entirely in common stock.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Following the adoption of ASU 2020-06, the embedded conversion feature of the Convertible Senior Notes is no longer separately presented within stockholders’ equity, eliminating the non-cash debt discount. Accordingly, the Company’s effective interest rate on the Convertible Senior Notes decreased from 11.6% to 3.9% upon adoption, resulting in a $27.4 million reduction in pre-tax non-cash interest expense for fiscal 2022 as compared to fiscal 2021.
Despite the Company’s exchange of $515.9 million of principal in cash during fiscal 2022, the application of the if-converted method requires earnings per diluted share to reflect that the Convertible Senior Notes will be settled entirely in shares upon conversion. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method which allowed the Company to assume that the principal amount of the Convertible Senior Notes would be paid in cash. The impact of adoption was not material to earnings per diluted share.
Recently Issued Accounting Pronouncement
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for the first quarter of 2023, except for the amendment on roll-forward information, which is effective for the first quarter of 2024, with early adoption permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

2. Earnings per Common Share
The computations for basic and diluted earnings per common share were as follows for the fiscal years presented below (in thousands, except per share data):

	2022	2021	2020
Numerator:
Numerator for basic earnings per common share – Net income	$1,043,138	$1,519,871	$530,251
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	27,060	—	—
Numerator for diluted earnings per common share – Net income after the effect of dilutive securities	$1,070,198	$1,519,871	$530,251

Denominator:
Weighted average common shares outstanding – basic	77,672	83,183	84,258
Dilutive effect of stock-based awards	5,235	6,503	4,185
Dilutive effect of warrants	5,575	8,560	736
Dilutive effect of Convertible Senior Notes	10,792	11,332	3,460
Weighted average common shares outstanding – diluted	99,274	109,578	92,639

Earnings per common share:
Basic	$13.43	$18.27	$6.29
Diluted	$10.78	$13.87	$5.72

Stock-based awards excluded from diluted shares	140	42	1,688

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The dilutive effect of the Convertible Senior Notes includes shares that were designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding for any periods presented. In addition, following the adoption of ASU 2020-06, the dilutive effect of the Convertible Senior Notes for fiscal 2022 included shares related to the principal amount of the Convertible Senior Notes, which has been cash settled to date. During fiscal 2022, the Company exchanged $515.9 million aggregate principal amount of our 3.25% Convertible Senior Notes for cash and terminated the proportionate amount of the convertible bond hedge without dilutive effect. Concurrently, the Company terminated the proportionate amount of warrants, resulting in the issuance of 9.8 million shares of our common stock. Refer to Note 10 – Convertible Senior Notes and Note 16 – Subsequent Events for further information.

3. Property and Equipment
Property and equipment are recorded at cost and consist of the following as of the end of the fiscal years presented below (in thousands):

	2022	2021
Buildings and land	$355,105	$332,207
Leasehold improvements	1,940,711	1,846,630
Furniture, fixtures and equipment	1,275,236	1,246,138
Computer software	545,136	508,870
Total property and equipment	4,116,188	3,933,845
Less: accumulated depreciation and amortization	(2,803,200)	(2,614,164)
Net property and equipment	$1,312,988	$1,319,681

The amounts above include construction in progress of $38.0 million and $39.8 million for fiscal 2022 and 2021, respectively.

4.  Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill for fiscal 2022 and fiscal 2021 was $245.9 million, which is recorded net of $111.3 million in accumulated impairments. No impairment charges were recorded against goodwill in fiscal 2022, 2021 or 2020.
Intangible Assets
The components of intangible assets were as follows as of the end of the fiscal years presented below (in thousands):

	2022		2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived) (1)	$37,315	$—	$61,315	$—
Trade names (indefinite-lived)	15,660	—	15,660	—
Customer lists	18,195	(16,460)	18,195	(14,032)
Other indefinite-lived intangible assets	5,654	—	5,629	—
Total intangible assets	$76,824	$(16,460)	$100,799	$(14,032)

(1) In fiscal 2022 the $24.0 million carrying amount of the Field & Stream trademark was reclassified to current assets upon designation as held-for-sale; refer to Note 11 – Fair Value Measurements for further information.
The Company had indefinite-lived and finite-lived intangible assets, net of accumulated amortization, of $58.6 million and $1.7 million, respectively, as of January 28, 2023 and $82.6 million and $4.2 million, respectively, as of January 29, 2022.
Amortization of the Company’s finite-lived intangible assets was $2.4 million, $3.7 million, and $4.3 million in fiscal 2022, 2021 and 2020, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company expects to recognize amortization expense on existing finite-lived intangible assets as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2023	$1,544
2024	191
Total	$1,735

5. Accrued Expenses
Accrued expenses consist of the following as of the end of the fiscal years presented below (in thousands):

	2022	2021
Payroll, withholdings and benefits	$218,802	$297,409
Real estate taxes, utilities and other occupancy costs	91,527	88,860
Property and equipment	30,222	35,903
Treasury stock	—	31,733
Sales tax	33,404	30,540
Other	134,618	135,698
Total accrued expenses	$508,573	$620,143

6. Deferred Revenue and Other Liabilities
Deferred revenue and other liabilities consist of the following as of the end of the fiscal years presented below (in thousands):

	2022	2021
Current:
Deferred gift card revenue	$230,601	$209,763
Customer loyalty program	44,644	46,071
Other	75,183	61,599
Total current deferred revenue and other liabilities	$350,428	$317,433
Long-term:
Deferred compensation	$133,489	$150,825
Other	34,258	46,709
Total other long-term liabilities	$167,747	$197,534

7. Leases
The Company leases substantially all of its stores, three of its distribution centers, and certain equipment and storage under non-cancellable operating leases that expire at various dates through 2035. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. These lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The components of lease cost for the following fiscal years presented below were as follows (in thousands):

	2022	2021	2020
Operating lease cost	$581,459	$574,929	$584,392
Short-term lease cost	27,827	14,588	10,625
Variable lease cost	116,516	114,664	119,007
Sublease income	(11,787)	(11,571)	(10,798)
Total lease cost	$714,015	$692,610	$703,226

Supplemental cash flow information related to operating leases for the following fiscal years are presented below (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$615,772	$679,289	$620,529
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$558,779	$368,515	$299,619
Supplemental balance sheet information related to operating leases were as follows:

	January 28, 2023	January 29, 2022
Weighted average remaining lease term for operating leases	6.58 years	6.09 years
Weighted average discount rate for operating leases	5.64%	5.82%

Future maturities of operating lease liabilities were as follows as of January 28, 2023 (in thousands):

Fiscal Year
2023	$664,921
2024	593,299
2025	500,525
2026	413,279
2027	312,725
Thereafter	681,023
Total future undiscounted lease payments	3,165,772
Less: imputed interest	(501,244)
Total reported lease liability	$2,664,528

The Company has entered into operating leases related to future store locations that have not yet commenced. As of January 28, 2023 the future minimum payments on these leases approximated $238.2 million.
The Company acts as sublessor on several operating leases. As of January 28, 2023, total future undiscounted minimum rentals under non-cancellable subleases approximated $58.3 million.

8. Revolving Credit Facility
On January 14, 2022, the Company entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, providing for $1.6 billion in unsecured revolving credit capacity (the “Credit Facility”), of which up to $75.0 million is available for letters of credit. The Credit Facility matures on January 14, 2027, subject to extensions permitted under the Credit Agreement, and allows for $500.0 million in additional incremental borrowing capacity, subject to existing or new lenders agreeing to provide such additional revolving commitments.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The loans under the Credit Facility bear interest at an alternate base rate or an adjusted SOFR plus, in each case, an applicable margin of 0.125% with respect to the alternate base rate and 1.125% with respect to the adjusted SOFR as of January 28, 2023, which is subject to adjustment based on the Company’s public debt rating. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The unused portion of the Credit Facility is subject to a commitment fee of 0.11% per year as of January 28, 2023, which is adjusted based on the Company’s public debt rating. There were no borrowings outstanding under the Company’s revolving line of credit agreements at January 28, 2023 or January 29, 2022. After adjusting for outstanding letters of credit of $16.1 million, the Company’s total remaining borrowing capacity under the Credit Facility was $1.58 billion at January 28, 2023.
The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of the Company’s non-guarantor subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. The Credit Agreement also contains a maximum lease-adjusted leverage ratio covenant. The Company was in compliance with all covenants of the Credit Agreement at January 28, 2023.

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
Net Proceeds and Carrying Values
Net proceeds from the issuance of the Senior Notes totaled approximately $1.5 billion, after deducting the applicable discount. The Company also incurred approximately $15.3 million in offering expenses, including underwriting fees, related to the issuance of the Senior Notes. Together, the discount, underwriting fees and offering expenses will be amortized over the respective terms of the Senior Notes using the effective interest method. During fiscal 2022 and 2021, the Company recognized interest expense of $55.3 million and $2.5 million, respectively, related to the Senior Notes using an effective interest rate on the 2032 Notes of 3.28%, and an effective interest rate on the 2052 Notes of 4.18%.
The carrying values of the Senior Notes were as follows for the fiscal years presented (in thousands):

	Fiscal 2022			Fiscal 2021
	2032 Notes	2052 Notes	Total	2032 Notes	2052 Notes	Total
Principal	$750,000	$750,000	$1,500,000	$750,000	$750,000	$1,500,000
Discounts and issuance costs	(7,572)	(10,092)	(17,664)	(8,288)	(10,269)	(18,557)
Carrying amount	$742,428	$739,908	$1,482,336	$741,712	$739,731	$1,481,443

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
Covenants
The Indenture contains certain covenants that, among other things, restrict the Company’s and certain of its subsidiaries’ ability to incur certain indebtedness secured by liens on certain assets and limit the ability of the Company to make certain fundamental changes, in each case subject to a number of exceptions and qualifications described in the Indenture. The Indenture also provides for customary events of default which, if any of them occur, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable, as applicable. The Company was in compliance with its covenants at January 28, 2023.

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
As of January 28, 2023, the conversion rate for the Convertible Senior Notes was 31.0915, which represents a conversion price of $32.16 per share. The difference between the initial conversion rate and the conversion rate as of January 28, 2023 is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the Convertible Senior Notes.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon conversion, the Company may settle the Convertible Senior Notes for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option.
Convertible Note Hedge and Warrant Transactions
In connection with the sale of the Convertible Senior Notes, the Company purchased a bond hedge designed to offset the potential dilution to stockholders from the conversion of the Convertible Senior Notes. The cost of the bond hedge was partially offset by the Company’s sale of warrants to acquire shares of the Company’s common stock. The bond hedge and warrants both contained approximate five-year terms from issuance. The warrants were initially exercisable at a price of $52.42 per share and are subject to customary adjustments upon the occurrence of certain events, such as the payment of dividends. As of January 28, 2023, the warrants were exercisable at a price of $47.65 per share. The difference between the initial and current exercise price is due to dividends that have been declared and paid on shares of the Company’s common stock following the issuance of the warrants.
The bond hedge and warrant transactions effectively increased the conversion price associated with the Convertible Senior Notes during the term of these transactions from 35% to 100% at their issuance, thereby reducing the dilutive economic effect to stockholders upon actual conversion. There is dilution from the conversion of the Convertible Senior Notes to the extent that the then-market price per share of the common stock exceeds the exercise price of the warrants at the time of conversion.
The bond hedges and warrants are indexed to, and potentially settled in shares of, the Company’s common stock. The net cost of $55.8 million for the purchase of the bond hedges and sale of the warrants was recorded during fiscal 2020 as a reduction to additional paid-in capital in the Consolidated Balance Sheets.
Convertible Senior Notes Exchanges
During fiscal 2022, the Company entered into agreements with certain holders of the Convertible Senior Notes to exchange $515.9 million in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares of the Company’s common stock. The payments included all accrued and unpaid interest on the amounts exchanged. Concurrently with each of the exchange transactions during fiscal 2022, the Company entered into agreements with certain counterparties to terminate a proportionate amount of the convertible bond hedge and warrant agreements that were entered into by the Company in April 2020 in connection with the issuance of the Convertible Senior Notes (collectively, the “Notes Exchanges”).
In connection with the Notes Exchanges, the Company recognized pre-tax non-cash inducement charges of $23.3 million during fiscal 2022, which were recorded within interest expense on the Consolidated Statement of Income, paid a total of $515.9 million to noteholders to redeem the principal amount of the Convertible Senior Notes with a carrying value of $507.0 million, and issued 9.8 million shares of the Company's common stock to terminate the proportionate amount of the warrants. Following the Notes Exchanges, $59.1 million aggregate principal amount of the Convertible Senior Notes remain outstanding and 1.8 million shares underlie the outstanding Convertible Senior Notes, the convertible bond hedge and the warrants at January 28, 2023. Because the closing price of the Company’s common stock of $126.23 at the end of fiscal 2022 exceeded the conversion price of $32.16, the remaining if-converted value exceeded the principal amount of the Convertible Senior Notes by approximately $173.0 million at January 28, 2023.
Early Redemption
The Company may redeem the Convertible Senior Notes at its option at any time on or after April 17, 2023 at a cash redemption price equal to the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Senior Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Senior Note, in which case the conversion rate applicable to the conversion of that Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption. Refer to Note 16 – Subsequent Events for details surrounding the Company’s notice to call the remaining $59.1 million aggregate principal amount of its Convertible Senior Notes for redemption on April 18, 2023.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Statement Impacts
As discussed in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies, following the adoption of ASU 2020-06, the Convertible Senior Notes are recorded entirely as a liability.
A summary of the composition of the net carrying value of the Convertible Senior Notes is as follows (in thousands):

	2022	2021
Principal	$59,127	$575,000
Debt discount and issuance fees	(856)	(125,713)
Carrying amount	$58,271	$449,287
Equity component (*)	N/A	$160,693
(*) Included in additional paid-in capital on the Consolidated Balance Sheet as of January 29, 2022.

During fiscal 2022, the Company recognized $36.6 million of interest expense related to the Convertible Senior Notes. Interest expense related to the Convertible Senior Notes included the aforementioned inducement charges and $2.0 million of non-cash amortization of issuance fees. During fiscal 2021, the Company recognized $49.5 million of interest expense related to the Convertible Senior Notes, of which $30.8 million was attributed to non-cash amortization of the debt discount and issuance fees.

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
Recurring
The Company records in its Consolidated Balance Sheets deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans, as discussed in Note 15 – Retirement Savings Plans. As of January 28, 2023 and January 29, 2022, the fair value of the Company’s deferred compensation plans was $133.5 million and $150.8 million, respectively.
The Company discloses the fair value of its Senior Notes and Convertible Senior Notes using Level 2 inputs which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	January 28, 2023		January 29, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes	$742,428	$613,403	$741,712	$733,147
2052 Notes	$739,908	$525,120	$739,731	$711,300
Convertible Senior Notes	$58,271	$232,488	$449,287	$2,016,284
Prior to the adoption of ASU 2020-06, the carrying value of the Convertible Senior Notes excluded amounts classified within additional paid-in capital and any unamortized discounts as of January 29, 2022. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for further information.
Due to the short-term nature of the following instruments, the fair values of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at both January 28, 2023 and January 29, 2022.

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
During the fourth quarter of 2022, the Company decided to exit the Field & Stream brand (the “Field & Stream Exit”). As a result, we plan to convert the existing 17 Field & Stream stores to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores. We closed twelve of these stores for conversion during the fourth quarter of 2022 and incurred pre-tax charges totaling $30.1 million, which included $28.5 million of non-cash impairment of store assets, $0.8 million of severance and a $0.7 million inventory write-down. The $28.5 million non-cash impairment of store assets is reflected within selling, general and administrative expenses on the Consolidated Statement of Net Income and within depreciation and amortization on the Consolidated Statement of Cash Flows.
In connection with the Field & Stream Exit, the Company determined its Field & Stream trademark met held-for-sale criteria as of January 28, 2023 and reclassified the $24.0 million carrying amount to prepaid expenses and other current assets on the Consolidated Balance Sheet. The Field & Stream trademark was sold in March 2023 for proceeds near its carrying value.

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
Dividends per Common Share
The Company declared aggregate cash dividends of $1.95, $7.10 and $1.25 per share of common stock and Class B common stock during fiscal 2022, 2021 and 2020, respectively, which resulted in cash payments for dividends of $163.1 million, $603.0 million and $107.4 million, respectively. Fiscal 2021 included a special dividend of $5.50 per share on the Company’s common stock and Class B common stock declared in August 2021.
Treasury Stock
As of January 30, 2021, the Company had approximately $1.031 billion collectively remaining under two five-year $1.0 billion share repurchase programs originally authorized by its Board of Directors on March 16, 2016 and June 12, 2019, respectively, both of which were fully exhausted during fiscal 2021. On December 16, 2021, the Company’s Board of Directors authorized an additional five-year share repurchase program of up to $2.0 billion of its common stock, which the Company may suspend or discontinue at any time.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total shares repurchased and amounts paid under the Company’s current and prior authorizations during the last three fiscal years are presented below (in thousands):

	Fiscal Year
	2022	2021 (1)	2020
Shares of common stock repurchased	4,971	10,788	—
Treasury stock acquired during the fiscal year	$426,723	$1,176,366	$—

(1) Fiscal 2021 included $31.7 million of cash settlements for 0.3 million shares of treasury stock that were paid in the first week of fiscal 2022.

As of January 28, 2023, the Company had $1.428 billion remaining under the December 2021 authorization.

13. Income Taxes
Provision for Income Taxes
The components of the provision for income taxes are as follows for the fiscal years presented (in thousands):

	2022	2021	2020
Current:
Federal	$253,776	$364,997	$185,197
State	63,734	93,119	42,537
Total current provision	317,510	458,116	227,734
Deferred:
Federal	15,074	15,992	(37,376)
State	8,026	459	(8,874)
Total deferred provision	23,100	16,451	(46,250)
Total provision	$340,610	$474,567	$181,484

The Company’s effective income tax rate differs from the federal statutory rate as follows for the fiscal years presented:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.1%	4.0%	3.6%
Excess tax (benefit) expense related to stock-based compensation	(1.9)%	(1.2)%	0.6%
Eliminated bond hedge deduction following Convertible Senior Notes exchanges	1.6%	—%	—%
Other permanent items	(0.2)%	—%	0.3%
Effective income tax rate	24.6%	23.8%	25.5%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the end of the fiscal years presented (in thousands):

	2022	2021
Operating lease liabilities	$689,319	$683,205
Inventory	45,612	32,901
Employee benefits and withholdings	47,351	54,610
Stock-based compensation	15,739	16,810
Gift cards	20,500	16,448
Deferred revenue currently taxable	495	1,398
Other accrued expenses not currently deductible for tax purposes	15,660	14,655
Net operating loss carryforward	166	332
Non income-based tax reserves	5,228	6,089
Uncertain income tax positions	526	511
Insurance	3,275	2,194
Convertible Senior Notes	3,537	1,396
Other	1,616	1,621
Total deferred tax assets	849,024	832,170
Operating lease assets	(553,138)	(530,700)
Property and equipment	(214,654)	(230,198)
Inventory valuation	(31,011)	(23,401)
Intangibles	(5,648)	(8,475)
Prepaid expenses	(3,384)	(2,992)
Other	—	(1,380)
Total deferred tax liabilities	(807,835)	(797,146)
Net deferred tax asset	$41,189	$35,024

The deferred tax asset from net operating loss carryforwards of $0.2 million represents state net operating losses, which expire in 2034. The net deferred tax asset balances at January 28, 2023 and January 29, 2022 were included within long-term assets on the Consolidated Balance Sheets.
Under the Tax Cuts and Jobs Act of 2017, a one-time transition tax resulted in the elimination of the excess of the amount of financial reporting basis over the tax basis in the foreign subsidiaries and subjected $66.6 million of undistributed foreign earnings to tax. No additional income taxes have been provided for any remaining undistributed foreign earnings or foreign withholdings and US state taxes not subject to the one-time transition tax, as the Company intends to permanently reinvest the earnings from foreign subsidiaries outside the United States.
Unrecognized Tax Benefits
The following table provides a reconciliation of the Company’s total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2022	2021	2020
Beginning of fiscal year	$1,058	$1,058	$2,786
Increases as a result of tax positions taken in a prior period	6	193	35
Decreases as a result of tax positions taken in a prior period	—	—	—
Decreases as a result of settlements during the current period	(6)	(193)	(1,380)
Reductions as a result of a lapse of statute of limitations during the current period	—	—	(383)
End of fiscal year	$1,058	$1,058	$1,058

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance at January 28, 2023 includes $0.8 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.
As of January 28, 2023, the Company’s total liability for uncertain tax positions, including $1.4 million for interest and penalties, was approximately $2.5 million. During each of fiscal 2022, 2021 and 2020, the Company recorded $0.1 million for the accrual of interest and penalties in the Consolidated Statements of Income. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2023.
Audits
The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2019 and all prior tax years. For tax years 2020 and 2021, the Company was accepted into the CAP Bridge phase during which it is not the intent of the IRS to examine the tax return. Acceptance into the Bridge phase is based on a taxpayers low risk of noncompliance and having few, if any, material issues. For tax year 2022, the Company was accepted into the CAP Compliance Maintenance phase during which the IRS will evaluate the necessary level of review based on complexity and other factors. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2017.
Recent U.S. Tax Legislation
On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, promulgated various income tax provisions, including but not limited to, modifications for net operating losses, an accelerated time frame for refunds associated with prior minimum taxes and modifications of the limitation on business interest. The CARES Act also provided for refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and the deferral of the employer-paid portion of social security taxes. Through fiscal 2020, employee retention tax credits provided under the CARES Act reduced the Company’s operating expenses by approximately $17.4 million, substantially all of which related to wages and benefits the Company paid to teammates during the period of its temporary store closures earlier in the fiscal year. In addition, the Company deferred qualifying payroll and other tax payments of approximately $53.2 million in fiscal 2020 as permitted by the CARES Act, of which $26.4 million was paid in fiscal 2021 and the remainder paid in fiscal 2022.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including implementing a 15% minimum tax on adjusted financial statement income for certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022 and tax incentives to promote alternative sources of energy. We do not expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity.

14. Stock-Based Compensation
The Company has the ability to grant restricted and performance-based restricted stock, including shares and units, and options to purchase common stock under the 2012 Plan, under which 7,673,736 shares of common stock were available for future issuance at the end of fiscal 2022. The following table provides total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2022	2021	2020
Restricted stock expense	$36,261	$32,103	$34,423
Performance-based restricted stock expense	10,585	15,359	9,568
Stock option expense	3,757	5,338	6,186
Total stock-based compensation expense	$50,603	$52,800	$50,177
Total related tax benefit	$9,730	$9,927	$10,443
Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of the applicable vesting period. Restricted stock awards generally vest on the third anniversary of the date of grant, subject to the employee’s continuing employment as of that date. The fair value of restricted stock is determined on the date of grant using the Company’s stock price.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock activity for fiscal 2022 is presented in the following table:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, January 29, 2022	3,341,335	$32.63	$378.2
Granted	472,413	104.07
Vested	(639,181)	38.01
Forfeited	(258,644)	38.86
Nonvested, January 28, 2023	2,915,923	$42.47	$368.1

As of January 28, 2023, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of restricted stock was approximately $47.1 million, which the Company expects to recognize over a weighted average period of approximately 0.67 years.
Performance-based Restricted Stock
The Company issues performance-based restricted stock to eligible employees in support of the Company’s strategic initiatives. Performance-based restricted stock, including shares and units, generally vest on the third anniversary of the date of grant and are subject to the employees’ continued employment as of that date. Additionally, the number of awards vesting depends upon the achievement of certain performance criteria for the fiscal year in which they are granted, which can result in a payout range of 0% to 200% of the original award amount. The fair value of performance-based restricted stock is based on the Company’s stock price on the date of grant. Awards issued during fiscal 2022 assumed target, or 100%, attainment of the shares or units, consistent with the actual attainment for awards.
Performance-based restricted stock activity for fiscal 2022 is presented in the following table:

	Performance-based Restricted Stock
	Shares/Units	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, January 29, 2022	893,072	$47.63	$101.1
Granted	118,362	101.32
Vested (1)	(645,360)	35.49
Forfeited	(25,007)	84.31
Nonvested, January 28, 2023	341,067	$86.54	$43.1
(1) Performance-based restricted shares under the 2019 Long-Term Incentive Plan vested in April 2022 at maximum attainment of the performance measures.
As of January 28, 2023, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of performance-based restricted stock was approximately $13.7 million, which the Company expects to recognize over a weighted average period of approximately 1.51 years.
Stock Options
Historically, the Company has granted stock options to certain teammates, which vested 25% per year over four years and had a seven-year contractual life. When options are exercised, the Company issues new shares of common stock.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of stock options is measured on their grant date and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period using the Black-Scholes option valuation model. The Company did not grant any stock options during fiscal 2022. The following weighted-average assumptions were used in the Black-Scholes option valuation model for awards granted during fiscal 2021 and 2020 as presented:

	2021	2020
Exercise price	$72.40	$17.80
Expected term (years)	4.80	5.56
Expected volatility	47.97%	41.31%
Risk-free interest rate	0.73%	0.78%
Expected dividend yield	2.00%	6.27%
Weighted average grant date fair value	$25.20	$3.70

The risk-free interest rate is determined by using the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option, which represents the estimated period of time until exercise and is based on historical experience of similar awards giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected dividend yield and volatility are based on historical stock prices and dividend amounts over preceding periods equal in length to the expected life of the options. The Company applies an estimated forfeiture rate that is calculated based on historical activity. The assumptions used to calculate an option’s fair value are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.
Fiscal 2022 stock option activity is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 29, 2022	3,674,772	$21.78	4.21	$335.9
Exercised	(860,269)	28.27
Forfeited / Expired	(103,022)	15.47
Outstanding, January 28, 2023	2,711,481	$19.96	3.46	$288.1
Exercisable, January 28, 2023	1,485,507	$24.53	2.94	$151.1
Vested or expected to vest, January 28, 2023	2,665,687	$20.02	3.44	$283.1
At January 28, 2023, unrecognized compensation expense related to outstanding stock options that have not yet vested was approximately $2.4 million, net of estimated forfeitures. Compensation expense related to these options is expected to be recognized over a weighted average period of approximately 1.1 years.
The following table presents stock option information for the last three fiscal years (in millions):

	2022	2021	2020
Total intrinsic value of stock options exercised	$71.4	$37.1	$8.3
Income tax benefit (expense) from the exercise of stock options	$11.6	$6.8	$(0.6)
Total fair value of stock options vested	$4.9	$6.3	$6.1

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Retirement Savings Plans
The Company’s retirement plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all active employees over the age of 18 following one month of service with the Company. Effective January 1, 2022, the Company amended and restated its retirement savings plan and elected a Safe Harbor 401(k) plan design. The Company’s matching contributions under the Safe Harbor 401(k) plan are made bi-weekly, vest immediately and are equal to 100% of each eligible participant’s tax-deferred contributions up to 4% of the participant’s compensation plus 50% of the eligible participant’s tax-deferred contributions up to the next 2% of compensation. Under the previous 401(k) plan, the Company made an annual discretionary matching contribution equal to a percentage of each participant’s contribution, which vested over a period of three years, up to 10% of the participant’s compensation. The Company’s discretionary matching contribution under the previous 401(k) plan was 75% during fiscal 2021 and fiscal 2020. Total employer contributions recorded under the plans, net of forfeitures, were $31.6 million, $24.1 million and $17.1 million in fiscal 2022, 2021 and 2020, respectively.
The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions were limited under the qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $133.5 million and $150.8 million as of January 28, 2023 and January 29, 2022, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $1.8 million, $6.2 million and $5.8 million in fiscal 2022, 2021 and 2020, respectively. Following the Company’s change to the Safe Harbor 401(k) plan on January 1, 2022, the Company eliminated future deferrals for one of its non-qualified plans, which affected fiscal 2022 employer contributions.

16. Subsequent Events
On March 6, 2023, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $1.00 per share on the Company’s common stock and Class B common stock payable on March 31, 2023 to stockholders of record as of the close of business on March 17, 2023.
On February 9, 2023, the Company issued a notice to call the remaining $59.1 million aggregate principal amount of its Convertible Senior Notes for redemption on April 18, 2023 in shares. In connection with the call notice, the Company announced its intention to unwind the remaining portions of the convertible bond hedge and warrants and expects the applicable portion to be delivered to the Company in shares of its common stock. The Company intends to offset the dilutive impact of anticipated conversions of the Convertible Senior Notes through the shares received from the convertible bond hedge and shares repurchased by the Company during 2023. See additional details within the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2023.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, effective as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 14, 2021
3.4	Amended and Restated Bylaws (adopted June 6, 2012)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K, File No. 001-31463, filed on March 24, 2021
4.3	Indenture, dated as of April 17, 2020, between DICK'S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.4	Form of Certificate representing the 3.25% Convertible Senior Notes due 2025 (included as Exhibit A to Indenture in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.5	Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.6	First Supplemental Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.7	Form of 3.150% Senior Notes due 2032 (included as Exhibit A to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.8	Form of 4.100% Senior Notes due 2052 (included as Exhibit B to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
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
Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.4*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5a*	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5b*	Second Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009
10.5c*	Third Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.6*	Registrant’s Amended and Restated 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 14, 2021
10.6a*	Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6b*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6c*	Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6d*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6e*	Form of 2019 Long-Term Performance-Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2019
10.6f*	Form of Performance-Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 26, 2021
10.6g*	Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted before March 21, 2023	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2022
10.6h*	Amended and Restated Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 21, 2023	Filed herewith
10.6i*	Form of 2023 Long-Term Incentive Program Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Filed herewith
10.6j*	Form of Restricted Unit Award Agreement under the Registrant’s 2012 Stock and Incentive Plan	Filed herewith
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.6k*	Registrant’s Non-Employee Director Compensation Deferral Plan	Filed herewith
10.6l*	Registrant’s Non-Employee Director Compensation Deferral Plan - Deferral Election Form	Filed herewith
10.7*	Consulting Agreement between the Company and Lee Belitsky, EVP	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on the Form 10-K, File No. 001-31463, filed on March 23, 2022
10.8*	Separation Agreement between Company and Don Germano, EVP Stores & Supply Chain	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on the Form 10-Q, File No. 001-31463, filed on November 23, 2022
10.9*	Offer Letter between the Company and Raymond A. Sliva, Jr., Executive Vice President - Stores	Filed herewith
10.10	Credit Agreement, dated as of January 14, 2022, among DICK’S Sporting Goods, Inc., Wells Fargo Bank, National Association, as administrative agent and the lenders and other parties thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31643, filed on January 14, 2022
10.11	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
10.12	Form of Convertible Note Hedge Transactions Confirmation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
10.13	Form of Warrant Transactions Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
10.14	Form of Note Hedge Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.15	Form of Warrant Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.16	Form of Exchange Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.17	Form of Note Hedge Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
10.18	Form of Warrant Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
10.19	Form of Exchange Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.20	Form of Note Hedge Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.21	Form of Warrant Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.22	Form of Note Hedge Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.23	Form of Warrant Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.24	Form of Exchange Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.25	Form of Note Hedge Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.26	Form of Warrant Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.27	Form of Exchange Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.28	Form of Note Hedge Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.29	Form of Warrant Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.30	Form of Exchange Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.31	Form of Note Hedge Partial Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.32	Form of Warrant Partial Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.33	Form of Note Hedge Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.34	Form of Warrant Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.35	Form of Exchange Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.36	Form of Warrant Early Termination Agreement dated as of March 2, 2023, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 8, 2023
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 23, 2023 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 23, 2023 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 23, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 23, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC. (Registrant)

By: /s/ NAVDEEP GUPTA
Navdeep Gupta Executive Vice President – Chief Financial Officer
Date: March 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ LAUREN R. HOBART Lauren R. Hobart	President, Chief Executive Officer and Director	March 23, 2023

/s/ NAVDEEP GUPTA Navdeep Gupta	Executive Vice President – Chief Financial Officer (principal financial and principal accounting officer)	March 23, 2023

/s/ EDWARD W. STACK Edward W. Stack	Executive Chairman and Director	March 23, 2023

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 23, 2023

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 23, 2023

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 23, 2023

/s/ ANNE FINK Anne Fink	Director	March 23, 2023

/s/ LARRY FITZGERALD, JR. Larry Fitzgerald, Jr.	Director	March 23, 2023
/s/ SANDEEP MATHRANI Sandeep Mathrani	Director	March 23, 2023
/s/ DESIREE RALLS-MORRISON Desiree Ralls-Morrison	Director	March 23, 2023

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 23, 2023

/s/ LARRY D. STONE Larry D. Stone	Director	March 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, and for each of the three years in the period ended January 28, 2023, and the Company’s internal control over financial reporting as of January 28, 2023, and have issued our reports thereon dated March 23, 2023; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 23, 2023

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2020
Inventory reserve	$57,825	$32,047	$(54,317)	$35,555
Allowance for credit losses	2,960	4,313	(4,612)	2,661
Reserve for sales returns	13,122	508,622	(507,276)	14,468
Fiscal 2021
Inventory reserve	$35,555	$4,421	$(14,410)	$25,566
Allowance for credit losses	2,661	4,298	(3,752)	3,207
Reserve for sales returns	14,468	591,723	(589,784)	16,407
Fiscal 2022
Inventory reserve	$25,566	$52,933	$(26,323)	$52,176
Allowance for credit losses	3,207	3,305	(3,649)	2,863
Reserve for sales returns	16,407	652,863	(650,249)	19,021