Form 10-Q
period 2023-04-29
DICK'S SPORTING GOODS, INC.
filed 2023-05-24
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2023
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
Yes ☐ No ☑

As of May 19, 2023, DICK’S Sporting Goods, Inc. had 62,661,115 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$2,842,181	$2,700,205
Cost of goods sold, including occupancy and distribution costs	1,813,564	1,715,491
GROSS PROFIT	1,028,617	984,714
Selling, general and administrative expenses	693,904	615,293
Pre-opening expenses	9,090	2,900
INCOME FROM OPERATIONS	325,623	366,521
Interest expense	15,043	25,642
Other (income) expense	(17,707)	9,022
INCOME BEFORE INCOME TAXES	328,287	331,857
Provision for income taxes	23,638	71,298
NET INCOME	$304,649	$260,559
EARNINGS PER COMMON SHARE:
Basic	$3.67	$3.42
Diluted	$3.40	$2.47
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,071	76,181
Diluted	89,664	108,629

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended
	April 29, 2023	April 30, 2022
NET INCOME	$304,649	$260,559
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(93)	(7)
TOTAL OTHER COMPREHENSIVE LOSS	(93)	(7)
COMPREHENSIVE INCOME	$304,556	$260,552

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,642,680	$1,924,386	$2,251,338
Accounts receivable, net	132,788	71,286	76,253
Income taxes receivable	16,249	8,187	1,639
Inventories, net	3,034,202	2,830,917	2,824,832
Prepaid expenses and other current assets	117,070	128,410	102,603
Total current assets	4,942,989	4,963,186	5,256,665
Property and equipment, net	1,372,776	1,312,988	1,305,137
Operating lease assets	2,207,631	2,138,366	2,048,151
Intangible assets, net	63,600	60,364	86,160
Goodwill	250,398	245,857	245,857
Deferred income taxes	31,282	41,189	66,080
Other assets	239,136	230,246	211,750
TOTAL ASSETS	$9,107,812	$8,992,196	$9,219,800

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,220,003	$1,206,066	$1,491,931
Accrued expenses	495,743	508,573	462,085
Operating lease liabilities	466,911	546,755	476,343
Income taxes payable	44,865	29,624	80,023
Deferred revenue and other liabilities	297,633	350,428	292,457
Total current liabilities	2,525,155	2,641,446	2,802,839
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,482,565	1,482,336	1,481,664
Convertible senior notes due 2025	—	58,271	466,026
Long-term operating lease liabilities	2,256,068	2,117,773	2,095,314
Other long-term liabilities	169,854	167,747	179,351
Total long-term liabilities	3,908,487	3,826,127	4,222,355
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	617	585	544
Class B common stock	236	236	236
Additional paid-in capital	1,405,767	1,416,847	1,368,211
Retained earnings	5,096,789	4,878,404	4,212,451
Accumulated other comprehensive loss	(345)	(252)	(89)
Treasury stock, at cost	(3,828,894)	(3,771,197)	(3,386,747)
Total stockholders' equity	2,674,170	2,524,623	2,194,606
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,107,812	$8,992,196	$9,219,800

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	485	5	—	—	12,365	—	—	—	12,370
Restricted stock vested	1,983	20	—	—	(20)	—	—	—	—
Minimum tax withholding requirements	(668)	(6)	—	—	(94,689)	—	—	—	(94,695)
Net income	—	—	—	—	—	304,649	—	—	304,649
Stock-based compensation	—	—	—	—	12,809	—	—	—	12,809
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	(93)	—	(93)
Purchase of shares for treasury	(418)	(4)	—	—	—	—	—	(57,697)	(57,701)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(86,264)	—	—	(86,264)
BALANCE, April 29, 2023	61,652	$617	23,571	$236	$1,405,767	$5,096,789	$(345)	$(3,828,894)	$2,674,170

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,833	18	—	—	3,793	—	—	—	3,811
Exercise of stock options	389	4	—	—	12,661	—	—	—	12,665
Restricted stock vested	933	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(332)	(3)	—	—	(33,284)	—	—	—	(33,287)
Net income	—	—	—	—	—	260,559	—	—	260,559
Stock-based compensation	—	—	—	—	15,177	—	—	—	15,177
Foreign currency translation adjustment, net of taxes of $2	—	—	—	—	—	—	(7)	—	(7)
Purchase of shares for treasury	(417)	(4)	—	—	—	—	—	(42,223)	(42,227)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(38,942)	—	—	(38,942)
BALANCE, April 30, 2022	54,395	$544	23,621	$236	$1,368,211	$4,212,451	$(89)	$(3,386,747)	$2,194,606

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,649	$260,559
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	82,348	79,673
Amortization of deferred financing fees and debt discount	637	1,371
Deferred income taxes	9,907	(1,791)
Stock-based compensation	12,809	15,177
Other, net	(1,464)	264
Changes in assets and liabilities:
Accounts receivable	(25,991)	(17,435)
Inventories	(166,582)	(527,223)
Prepaid expenses and other assets	(11,913)	(6,138)
Accounts payable	(99,959)	237,076
Accrued expenses	(70,362)	(132,185)
Income taxes payable / receivable	7,383	66,898
Construction allowances provided by landlords	23,684	19,891
Deferred revenue and other liabilities	(42,183)	(35,047)
Operating lease assets and liabilities	(71,343)	(21,391)
Net cash used in operating activities	(48,380)	(60,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84,507)	(73,783)
Proceeds from sale of other assets	27,500	14,261
Other investing activities	(31,360)	(10,780)
Net cash used in investing activities	(88,367)	(70,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes due 2025	(137)	(100,000)
Payments on finance lease obligations	(198)	(178)
Proceeds from exercise of stock options	12,370	12,665
Minimum tax withholding requirements	(94,695)	(33,287)
Cash paid for treasury stock	(57,701)	(67,909)
Cash dividends paid to stockholders	(104,783)	(46,081)
Increase (decrease) in bank overdraft	100,278	(26,467)
Net cash used in financing activities	(144,866)	(261,257)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(93)	(7)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(281,706)	(391,867)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,924,386	2,643,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,642,680	$2,251,338
Supplemental disclosure of cash flow information:
Accrued property and equipment	$81,160	$33,959
Cash paid for interest	$1,578	$9,792
Cash paid for income taxes	$7,685	$6,236
Accrued treasury stock	$—	$6,051

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company also owns and operates Golf Galaxy, Public Lands, Moosejaw and Going Going Gone! specialty concept stores, and offers its products both online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the Securities and Exchange Commission on March 23, 2023. Operating results for the 13 weeks ended April 29, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2024 or any other period.
Recently Adopted Accounting Pronouncement
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose the key terms of the programs along with information about obligations outstanding, including a roll-forward of those obligations. The Company adopted this ASU during the first quarter of fiscal 2023. The adoption did not have a significant impact on the Company’s financial condition, results of operations, cash flows or disclosures.
The Company has entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. The Company does not have an economic interest in suppliers’ voluntary participation and the Company does not provide any guarantees or pledge assets under these arrangements. The Company settles invoices with the third-party financial institutions in accordance with the original supplier payment terms. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $41.6 million, $40.1 million, and $98.3 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

2. Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares, which include stock-based awards, such as restricted stock and stock options, and shares the Company could be obligated to issue from its convertible senior notes due 2025 (“Convertible Senior Notes”) and warrants.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dilutive potential common shares for the Company’s stock-based awards and warrants are determined using the treasury stock method, while the dilutive effect of the Convertible Senior Notes on the Company’s diluted earnings per common share was calculated using the “if-converted method.” Dilutive potential common shares are excluded from the computation of earnings per share if their effect is anti-dilutive.
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	April 29, 2023	April 30, 2022
Numerator:
Numerator for basic earnings per common share - Net income	$304,649	$260,559
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	337	8,209
Numerator for diluted earnings per common share - Net income after the effect of dilutive securities	$304,986	$268,768
Denominator:
Weighted average common shares outstanding - basic	83,071	76,181
Dilutive effect of stock-based awards	4,009	6,030
Dilutive effect of warrants	1,015	9,338
Dilutive effect of Convertible Senior Notes	1,569	17,080
Weighted average common shares outstanding - diluted	89,664	108,629
Earnings per common share:
Basic	$3.67	$3.42
Diluted	$3.40	$2.47

Stock-based awards excluded from diluted shares	131	13
The dilutive effect of the Convertible Senior Notes included shares that were designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge are anti-dilutive; accordingly, they are not treated as a reduction to diluted weighted average shares outstanding until received at settlement.
In addition, the dilutive effect of the Convertible Senior Notes for periods presented above included shares related to the outstanding principal amount of the Convertible Senior Notes. Although the Company was required to assume that the Convertible Senior Notes would be settled in shares of its common stock in accordance with the “if-converted method” under U.S. GAAP, the Company settled the Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from the convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million of principal during the 13 weeks ended April 29, 2023. Refer to Note 5 – Convertible Senior Notes for further information.

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of April 29, 2023, January 28, 2023 and April 30, 2022, the fair value of the Company’s deferred compensation plans was $138.7 million, $133.5 million and $150.2 million, respectively, as determined by quoted prices in active markets.
The Company discloses the fair value of its senior notes due 2032 and 2052 and Convertible Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	April 29, 2023		January 28, 2023		April 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$742,612	$621,308	$742,428	$613,403	$741,889	$630,113
Senior notes due 2052	$739,953	$525,293	$739,908	$525,120	$739,775	$545,558
Convertible Senior Notes (1)	$—	$—	$58,271	$232,488	$466,026	$1,425,513
(1) The Company’s Convertible Senior Notes were fully retired on April 18, 2023.
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at April 29, 2023, January 28, 2023 and April 30, 2022.
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
Supplemental cash flow information related to operating leases for the 13 weeks ended April 29, 2023 and April 30, 2022 were as follows (in thousands):

	13 Weeks Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$221,223	$165,785
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$244,505	$121,573

5. Convertible Senior Notes
On April 18, 2023, the Company retired the remaining $59.1 million aggregate principal amount outstanding of its Convertible Senior Notes, substantially all of which was settled in shares of its common stock. The Company paid all accrued and unpaid interest as of April 18, 2023, and concurrently terminated the remaining proportionate amount of the bond hedge and warrant transactions. In connection with the retirement of the Convertible Senior Notes and termination of the bond hedge and the warrant transactions, the Company issued 1.7 million shares of its Company’s common stock and recorded $58.5 million to additional paid-in-capital. As a result, the Company no longer has outstanding Convertible Senior Notes on the Consolidated Balance Sheet as of April 29, 2023.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the 13 weeks ended, April 29, 2023, the Company recognized $0.5 million of interest expense related to the Convertible Senior Notes, or $0.3 million, net of tax, which included $0.1 million of non-cash amortization of issuance fees. During the 13 weeks ended April 30, 2022, the Company recognized $11.1 million of interest expense related to the Convertible Senior Notes, or $8.2 million, net of tax, which included a $5.8 million pre-tax inducement charge related to the exchange transaction during April 2022, and $0.8 million of non-cash amortization issuance fees.

6. Income Taxes
The Company’s effective tax rate was 7.2% for the quarter ended April 29, 2023, and 21.5% for the quarter ended April 30, 2022. The current quarter effective tax rate was favorably impacted by a $47.1 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the current quarter at a higher share price than the prior year quarter.

7. Subsequent Event
On May 22, 2023, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.00 per share on the Company's common stock and Class B common stock. The dividend is payable on June 30, 2023 to stockholders of record as of the close of business on June 16, 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures, instability in the banking sector, and rising interest rates; the normalization of sales in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal and our plans to add new retail concepts and experiential stores; plans to open additional DICK’S House of Sport stores in 2023; plans to convert the existing Field & Stream stores to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores; the belief that our inventory is healthy and well-positioned to meet the demands of our athletes in 2023; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores including converting approximately 100 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2023 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪Uncertain macroeconomic conditions, including inflationary pressures, rising interest rates, disruption of supply chain, whether due to COVID-19, the conflict in Ukraine, instability in the banking sector or otherwise, and the effectiveness of measures to mitigate such impact;
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
▪Fluctuations in product costs and availability, which could be caused by numerous reasons including foreign trade issues and instability, currency exchange rate fluctuations, fuel price uncertainty, increases in commodity prices, labor shortages, increases in material prices due to inflationary pressures or other reasons, or supply chain delays;
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
▪That our investments in omni-channel growth or other business transformation initiatives not producing the anticipated benefits within the expected time frame or at all;
▪The impact of an increase to corporate tax rates or imposition of an excise tax with respect to share repurchase activity;
▪Risks associated with brick and mortar retail store model, including our ability to optimize our store lease portfolio and our distribution and fulfillment network;

▪Unauthorized disclosure of sensitive or confidential athlete, teammate, vendor or Company information;
▪Risks associated with our vertical brand offerings, including product liability and product recalls, specialty concept stores, and GameChanger;
▪Disruptions or other problems with our information systems;
▪Risks and costs relating to changing laws and regulations affecting our business, including consumer products; firearms and ammunition; tax; foreign trade; labor; data protection; privacy; and environmental, social, and governance issues;
▪Litigation risks for which we may not have sufficient insurance or other coverage;
▪Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;
▪Our ability to protect the reputation of our Company and our brands;
▪Our ability to attract, train, engage and retain key teammates;
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
▪We are controlled by the holders of our Class B common stock, which includes our Executive Chairman and his relatives, whose interests may differ from those of our other stockholders;
▪Risks related to our indebtedness, including the senior notes due 2032 (the “2032 Notes”) and senior notes due 2052 (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”);
▪Our current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪The issuance of quarterly cash dividends and our repurchase activity, if any, pursuant to our share repurchase programs.
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 28, 2023, filed on March 23, 2023 (our “2022 Annual Report”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Public Lands, Moosejaw and Going Going Gone! specialty concept stores, and offer our products both online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Since 2017, we have transformed our business to drive sustainable growth in sales and profitability. During this time, we meaningfully improved our merchandise assortment through strong relationships with our key brand partners, which provided access to highly differentiated product and our vertical brands. We also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to engage our athletes. Finally, we invested in technology and data science to improve our pricing strategy, digital marketing and personalization capabilities. Consumers have also made lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products. As a result of our core strategies, foundational improvements and these strong secular consumer trends, net sales increased 41.3% in fiscal 2022 compared to fiscal 2019, and reflected growth in our key priority categories including footwear, athletic apparel, team sports and golf.
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
Macroeconomic Outlook
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, instability in the banking sector, and the potential impact of rising interest rates. Although we have successfully managed these issues thus far, the continued effect of these challenges may impact mid-term and longer-term consumer discretionary spending behavior and the promotional landscape in which we operate. Our fiscal 2023 outlook contemplates this uncertainty.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Comparable store sales performance – Our management considers comparable store sales, which includes online sales, to be an important indicator of our current performance. Comparable store sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable store sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable store sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable store sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable store sales results. For further discussion of our comparable store sales, refer to the “Results of Operations and Other Selected Data” section herein.
▪Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are comparable store sales, gross profit, and our ability to control selling, general and administrative expenses.
▪Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, which include investments in new and existing stores and our eCommerce channel, distribution and administrative facilities, continuous improvements to information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically experience lower operating cash flows in our third fiscal quarter due to increased inventory purchases in advance of the holiday selling season, which typically normalizes in our fourth fiscal quarter. For further discussion of our cash flows, refer to the “Liquidity and Capital Resources” section herein.

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

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2022 Annual Report, we consider our policies on inventory valuation, goodwill and intangible assets, and impairment of long-lived assets to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 5.3% to $2.84 billion in the current quarter from $2.70 billion during the first quarter of 2022, which included an increase in comparable store sales of 3.4% following an 8.4% decrease in the same period last year.
▪In the current quarter, we reported net income of $304.6 million, or $3.40 per diluted share, compared to $260.6 million, or $2.47 per diluted share, during the first quarter of 2022.
▪Earnings per diluted share in the first quarter of 2022 excluded $8.2 million of interest expense, net of tax, and included 17.1 million diluted shares related to the convertible senior notes due 2025 (the “Convertible Senior Notes”), which together decreased earnings per diluted share by $0.38 in the prior year quarter. Although we were required to assume that our Convertible Senior Notes would be settled in shares of our common stock in accordance with the “if-converted method” under generally accepted accounting principles, we have fully settled our Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from our convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million principal during the 13 weeks ended April 29, 2023.
▪During the first quarter of 2023, we:
▪Retired the remaining $59.1 million of our aggregate principal amount outstanding of the Convertible Senior Notes and terminated the remaining convertible bond hedge and warrants for a collective issuance of 1.7 million shares of our common stock;
▪Repurchased 0.4 million shares of common stock for a total cost of $57.7 million under our share repurchase program to offset dilution from the settlement of the remaining $59.1 million principal outstanding of the Convertible Senior Notes in shares;
▪Declared and paid a quarterly cash dividend in the amount of $1.00 per share of our common stock and Class B common stock;
▪Completed the acquisition of Moosejaw, a digitally-focused leading outdoor retailer; and
▪In connection with our exit from the Field & Stream brand, we sold our Field & Stream trademark and other intellectual property for cash proceeds near their carrying value.

▪The following table summarizes store activity for the periods indicated:

	13 Weeks Ended April 29, 2023			13 Weeks Ended April 30, 2022
	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total (3)	DICK’S Sporting Goods	Specialty Concept Stores (2)	Total (3)
Beginning stores	728	125	853	730	131	861
Q1 New stores	—	—	—	—	1	1
Stores acquired (4)	—	12	12	—	—	—
Closed stores	—	2	2	1	3	4
Ending stores	728	135	863	729	129	858
Relocated stores	1	—	1	1	—	1
(1)As of April 29, 2023, includes three DICK'S House of Sport stores.
(2)Includes our Golf Galaxy, Public Lands, Going Going Gone!, and other specialty concept stores. As of April 29, 2023, we operated 97 Golf Galaxy stores, 7 Public Lands stores, 15 Going Going Gone! stores, and other specialty concept stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of April 29, 2023, the Company operated 16 combo stores.
(3)Excludes temporary Warehouse Sale store locations, of which the Company operated 39 and 17 as of April 29, 2023 and April 30, 2022, respectively.
(4)Represents Moosejaw store locations acquired by the Company during the first quarter of fiscal 2023, which average approximately 4,000 square feet per store.

The following table presents selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2022 period, and other data, and is provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

				Basis Point Change in Percentage of Net Sales from Prior Year 2022-2023
	13 Weeks Ended
	April 29, 2023		April 30, 2022
Net sales (1)	100.00%		100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.81		63.53	28
Gross profit	36.19		36.47	(28)
Selling, general and administrative expenses (3)	24.41		22.79	162
Pre-opening expenses (4)	0.32		0.11	21
Income from operations	11.46		13.57	(211)
Interest expense	0.53		0.95	(42)
Other (income) expense	(0.62)		0.33	(95)
Income before income taxes	11.55		12.29	(74)
Provision for income taxes	0.83		2.64	(181)
Net income	10.72%		9.65%	107
Other Data:
Comparable store sales increase (decrease)	3.4%		(8.4%)
Number of stores at end of period (5)	863		858
Total square feet at end of period (in millions) (5)	42.6	(6)	42.3

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
(5)Excludes temporary Warehouse Sale store locations.
(6)Includes square footage from 13 Field & Stream store closures as we plan in the near-term to convert them into DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores.

13 Weeks Ended April 29, 2023 Compared to the 13 Weeks Ended April 30, 2022
Net Sales
Net sales increased approximately 5.3% to $2,842.2 million in the current quarter from $2,700.2 million in the quarter ended April 30, 2022, due primarily to a $90.5 million, or 3.4%, increase in comparable store sales. The remaining $51.5 million increase in net sales was primarily attributable to temporary Warehouse Sale and new or acquired stores. The increase in comparable store sales included a 2.7% increase in transactions and a 0.7% increase in sales per transaction, and reflects growth in footwear, athletic apparel and team sports, offset by continued sales normalization in certain categories including fitness and outdoor equipment. Additionally, we experienced declines in golf, as well as lower hunt sales following our closure of twelve Field & Stream stores at the end of fiscal 2022 as we exit the Field & Stream brand.
Income from Operations
Income from operations decreased to $325.6 million in the current quarter compared to $366.5 million for the quarter ended April 30, 2022.
Gross profit increased to $1,028.6 million in the current quarter from $984.7 million for the quarter ended April 30, 2022 and decreased as a percentage of net sales by 28 basis points. Merchandise margins decreased 136 basis points, as a result of normalization of pricing activity relative to last year, and higher inventory shrink due to increased theft. Merchandise margin declines were partially offset by a 108 basis point decrease in supply chain costs, which included elevated supply chain related costs in the prior year due to global disruptions following the start of COVID-19. Our occupancy costs increased $12.0 million compared to the prior year quarter and decreased six basis points as a percentage of net sales. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate.
Selling, general and administrative expenses increased to $693.9 million in the current quarter from $615.3 million during the first quarter of 2022, and increased as a percentage of net sales by 162 basis points. The $78.6 million increase was primarily due to investments in hourly wage rates, talent and technology to support our growth strategies and a $10.0 million net expense increase compared to fiscal 2022 related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.

Interest Expense
Interest expense decreased to $15.0 million in the current quarter from $25.6 million in the prior year quarter, primarily driven by lower interest expense on the Convertible Senior Notes due to their retirement. The first quarter of fiscal 2022 also included a $5.8 million inducement charge related to the exchange of $100.0 million aggregate principal amount of the Convertible Senior Notes.
Other (Income) Expense
Other income totaled $17.7 million in the first quarter of 2023 compared to expense of $9.0 million in the prior year quarter. This $26.7 million increase in income was primarily driven by a $16.6 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current quarter and a $10.0 million expense reduction from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate decreased to 7.2% in the current quarter from 21.5% in the quarter ended April 30, 2022. The current quarter effective tax rate was favorably impacted by a $47.1 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the current quarter at a higher share price than the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of April 29, 2023 was $1.64 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings during the current or prior year quarter.
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
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of April 29, 2023, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at April 29, 2023.
Senior Notes
As of April 29, 2023, we have $750 million principal amount of 2032 Notes and $750 million of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of April 29, 2023, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.
Convertible Senior Notes
Following our exchanges during fiscal 2022, we had an aggregate remaining principal amount of $59.1 million of Convertible Senior Notes outstanding as of January 28, 2023. During the first quarter of 2023, we retired the remaining principal and accrued interest. Refer to Part I. Item 1. Financial Statements, Note 5 – Convertible Senior Notes for further information.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 13 weeks ended April 29, 2023 totaled $84.5 million on a gross basis and $60.8 million on a net basis, which includes tenant allowances provided by landlords.
We anticipate that fiscal 2023 capital expenditures will be in a range of $550 to $600 million, net of tenant allowances provided by landlords. We expect our capital expenditures to be concentrated on new store development, relocations and remodels, including nine DICK’S House of Sport stores and twelve Golf Galaxy Performance Centers, improvements within our existing stores including converting approximately 100 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our $2.0 billion share repurchase program authorized by the Board of Directors on December 16, 2021. During the 13 weeks ended April 29, 2023, we repurchased 0.4 million shares of our common stock at a cost of $57.7 million to offset the dilution from our settlement of the remaining $59.1 million principal outstanding of the Convertible Senior Notes in shares. As of April 29, 2023, the available amount remaining under the December 2021 authorization was $1.4 billion.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 13 weeks ended April 29, 2023, we paid $104.8 million of dividends to our stockholders. On May 22, 2023, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.00 per share of common stock and Class B common stock, payable on June 30, 2023 to stockholders of record as of the close of business on June 16, 2023.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $41.6 million, $40.1 million and $98.3 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	13 Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Net cash used in operating activities	$(48,380)	$(60,301)
Net cash used in investing activities	(88,367)	(70,302)
Net cash used in financing activities	(144,866)	(261,257)
Effect of exchange rate changes on cash and cash equivalents	(93)	(7)
Net decrease in cash and cash equivalents	$(281,706)	$(391,867)

Operating Activities
Cash flows used in operating activities decreased $11.9 million for the 13 weeks ended April 29, 2023 compared to the same period in the prior year. Higher earnings were partially offset by working capital changes resulting from year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of payments for deferred compensation plans, rent and income taxes.
Investing Activities
Cash used in investing activities increased $18.1 million for the 13 weeks ended April 29, 2023 compared to the same period last year. Gross capital expenditures for fiscal 2023 included investments in future DICK’S House of Sport stores and higher investments in store enhancements and facilities. Cash used in investing activities for the 13 weeks ended April 29, 2023 also included our acquisition of Moosejaw, a digitally-focused leading outdoor retailer, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $116.4 million for the 13 weeks ended April 29, 2023 compared to the prior year period, primarily driven by the exchange of $100.0 million aggregate principal amount of our Convertible Senior Notes in the prior year quarter. Additionally, the current quarter includes higher cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards and higher dividends paid compared to the prior year quarter, which were offset by changes in the bank overdraft balances between periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company's 2022 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, April 29, 2023.
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
During the first quarter of fiscal 2023, the Company implemented a new human resources management and payroll system supporting business and financial processes. As a result of the implementation, the Company modified certain existing, and implemented new, control activities to adapt to changes for the new system. The Company has taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of internal control over financial reporting during subsequent periods.
Other than the aforementioned human resource management and payroll system implementation, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is involved in various proceedings that are incidental to the normal course of its business. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2022 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As described within Part I. Item 1. Financial Statements, Note 5 – Convertible Senior Notes, during the quarter ended April 29, 2023, the Company issued 1,855,017 shares of its unregistered common stock to holders of the Convertible Senior Notes upon conversion of approximately $59.0 million aggregate principal amount of such notes. This share amount represents the conversion value of the Convertible Senior Notes, including the principal amount converted. These shares of our common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and were partially offset by the receipt of 131,556 shares of common stock pursuant to the exercise of a related bond hedge transaction.
The following table sets forth repurchases of our common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
January 29, 2023 to February 25, 2023	4,861	$124.09	—	$1,428,118,972
February 26, 2023 to April 1, 2023	807,379	$140.57	150,290	$1,407,508,314
April 2, 2023 to April 29, 2023	276,209	$138.66	267,986	$1,370,417,847
Total	1,088,449	$140.01	418,276
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 24, 2023 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of May 24, 2023 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 24, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of May 24, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 24, 2023 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)