Form 10-Q
period 2023-07-29
DICK'S SPORTING GOODS, INC.
filed 2023-08-23
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2023
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
Yes ☐ No ☑

As of August 18, 2023, DICK’S Sporting Goods, Inc. had 61,452,503 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$3,223,643	$3,112,419	$6,065,823	$5,812,624
Cost of goods sold, including occupancy and distribution costs	2,114,167	1,991,037	3,927,731	3,706,528
GROSS PROFIT	1,109,476	1,121,382	2,138,092	2,106,096
Selling, general and administrative expenses	775,590	657,368	1,469,494	1,272,661
Pre-opening expenses	22,127	3,836	31,216	6,736
INCOME FROM OPERATIONS	311,759	460,178	637,382	826,699
Interest expense	14,384	25,494	29,427	51,136
Other (income) expense	(28,499)	7,363	(46,206)	16,385
INCOME BEFORE INCOME TAXES	325,874	427,321	654,161	759,178
Provision for income taxes	81,543	108,819	105,181	180,117
NET INCOME	$244,331	$318,502	$548,980	$579,061
EARNINGS PER COMMON SHARE:
Basic	$2.90	$4.21	$6.57	$7.63
Diluted	$2.82	$3.25	$6.23	$5.70
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	84,142	75,610	83,607	75,895
Diluted	86,783	100,389	88,224	104,509

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
NET INCOME	$244,331	$318,502	$548,980	$579,061
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	68	4	(25)	(3)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	68	4	(25)	(3)
COMPREHENSIVE INCOME	$244,399	$318,506	$548,955	$579,058

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,901,903	$1,924,386	$1,895,521
Accounts receivable, net	139,842	71,286	83,151
Income taxes receivable	13,795	8,187	1,277
Inventories, net	2,851,366	2,830,917	2,995,963
Prepaid expenses and other current assets	115,138	128,410	100,761
Total current assets	5,022,044	4,963,186	5,076,673
Property and equipment, net	1,520,678	1,312,988	1,321,737
Operating lease assets	2,269,101	2,138,366	2,071,084
Intangible assets, net	62,993	60,364	85,553
Goodwill	250,503	245,857	245,857
Deferred income taxes	24,278	41,189	55,873
Other assets	207,767	230,246	208,498
TOTAL ASSETS	$9,357,364	$8,992,196	$9,065,275

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,320,662	$1,206,066	$1,489,321
Accrued expenses	597,740	508,573	503,759
Operating lease liabilities	499,189	546,755	482,195
Income taxes payable	52,699	29,624	12,673
Deferred revenue and other liabilities	305,389	350,428	294,003
Total current liabilities	2,775,679	2,641,446	2,781,951
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,482,794	1,482,336	1,481,886
Convertible senior notes due 2025	—	58,271	368,478
Long-term operating lease liabilities	2,276,037	2,117,773	2,096,410
Other long-term liabilities	178,493	167,747	163,041
Total long-term liabilities	3,937,324	3,826,127	4,109,815
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	602	585	522
Class B common stock	236	236	236
Additional paid-in capital	1,419,628	1,416,847	1,384,949
Retained earnings	5,255,787	4,878,404	4,493,516
Accumulated other comprehensive loss	(277)	(252)	(85)
Treasury stock, at cost	(4,031,615)	(3,771,197)	(3,705,629)
Total stockholders' equity	2,644,361	2,524,623	2,173,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,357,364	$8,992,196	$9,065,275

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	485	5	—	—	12,365	—	—	—	12,370
Restricted stock vested	1,983	20	—	—	(20)	—	—	—	—
Minimum tax withholding requirements	(668)	(6)	—	—	(94,689)	—	—	—	(94,695)
Net income	—	—	—	—	—	304,649	—	—	304,649
Stock-based compensation	—	—	—	—	12,809	—	—	—	12,809
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	(93)	—	(93)
Purchase of shares for treasury	(418)	(4)	—	—	—	—	—	(57,697)	(57,701)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(86,264)	—	—	(86,264)
BALANCE, April 29, 2023	61,652	$617	23,571	$236	$1,405,767	$5,096,789	$(345)	$(3,828,894)	$2,674,170
Exercise of stock options	53	—	—	—	961	—	—	—	961
Restricted stock vested	64	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(16)	—	—	—	(2,296)	—	—	—	(2,296)
Net income	—	—	—	—	—	244,331	—	—	244,331
Stock-based compensation	—	—	—	—	15,197	—	—	—	15,197
Foreign currency translation adjustment, net of taxes of ($22)	—	—	—	—	—	—	68	—	68
Purchase of shares for treasury	(1,570)	(16)	—	—	—	—	—	(202,721)	(202,737)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(85,333)	—	—	(85,333)
BALANCE, July 29, 2023	60,183	$602	23,571	$236	$1,419,628	$5,255,787	$(277)	$(4,031,615)	$2,644,361

See accompanying notes to unaudited consolidated financial statements.

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,833	18	—	—	3,793	—	—	—	3,811
Exercise of stock options	389	4	—	—	12,661	—	—	—	12,665
Restricted stock vested	933	9	—	—	(9)	—	—	—	—
Minimum tax withholding requirements	(332)	(3)	—	—	(33,284)	—	—	—	(33,287)
Net income	—	—	—	—	—	260,559	—	—	260,559
Stock-based compensation	—	—	—	—	15,177	—	—	—	15,177
Foreign currency translation adjustment, net of taxes of $2	—	—	—	—	—	—	(7)	—	(7)
Purchase of shares for treasury	(417)	(4)	—	—	—	—	—	(42,223)	(42,227)
Cash dividend declared, $0.4875 per common share	—	—	—	—	—	(38,942)	—	—	(38,942)
BALANCE, April 30, 2022	54,395	$544	23,621	$236	$1,368,211	$4,212,451	$(89)	$(3,386,747)	$2,194,606
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	1,675	17	—	—	5,750	—	—	—	5,767
Exercise of stock options	52	1	—	—	1,331	—	—	—	1,332
Restricted stock vested	47	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(13)	—	—	—	(1,860)	—	—	—	(1,860)
Net income	—	—	—	—	—	318,502	—	—	318,502
Stock-based compensation	—	—	—	—	11,517	—	—	—	11,517
Foreign current translation adjustment, net of taxes of $(1)	—	—	—	—	—	—	4	—	4
Purchase of shares for treasury	(3,945)	(40)	—	—	—	—	—	(318,882)	(318,922)
Cash dividends declared, $0.4875 per common share	—	—	—	—	—	(37,437)	—	—	(37,437)
BALANCE, July 30, 2022	52,211	$522	23,621	$236	$1,384,949	$4,493,516	$(85)	$(3,705,629)	$2,173,509

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	July 29, 2023	July 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$548,980	$579,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,900	164,269
Amortization of deferred financing fees and debt discount	1,210	2,601
Deferred income taxes	16,911	8,416
Stock-based compensation	28,006	26,694
Other, net	(1,464)	6,852
Changes in assets and liabilities:
Accounts receivable	(30,311)	(28,971)
Inventories	16,254	(698,354)
Prepaid expenses and other assets	(10,088)	(9,430)
Accounts payable	14,404	189,082
Accrued expenses	14,004	(90,127)
Income taxes payable / receivable	17,671	877
Construction allowances provided by landlords	30,995	29,273
Deferred revenue and other liabilities	(35,648)	(35,280)
Operating lease assets and liabilities	(86,331)	(43,219)
Net cash provided by operating activities	693,493	101,744
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(248,560)	(167,693)
Proceeds from sale of other assets	27,500	14,261
Other investing activities	(47,719)	(17,580)
Net cash used in investing activities	(268,779)	(171,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes due 2025	(137)	(200,000)
Payments on finance lease obligations	(401)	(361)
Proceeds from exercise of stock options	13,332	13,997
Minimum tax withholding requirements	(96,992)	(35,147)
Cash paid for treasury stock	(260,438)	(392,882)
Cash dividends paid to stockholders	(189,110)	(82,937)
Increase in bank overdraft	86,574	18,917
Net cash used in financing activities	(447,172)	(678,413)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	(3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,483)	(747,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,924,386	2,643,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,901,903	$1,895,521
Supplemental disclosure of cash flow information:
Accrued property and equipment	$101,289	$40,955
Cash paid for interest	$27,704	$38,406
Cash paid for income taxes	$75,320	$172,212
Accrued treasury stock	$—	$6,501

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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the Securities and Exchange Commission on March 23, 2023. Operating results for the 13 and 26 weeks ended July 29, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2024 or any other period.
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
The Company has entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. The Company does not have an economic interest in suppliers’ voluntary participation and the Company does not provide any guarantees or pledge assets under these arrangements. The Company settles invoices with the third-party financial institutions in accordance with the original supplier payment terms. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $38.1 million, $40.1 million, and $86.1 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

2. Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares, which include stock-based awards, such as restricted stock and stock options, and shares the Company could have been obligated to issue from its convertible senior notes due 2025 (“Convertible Senior Notes”) and warrants prior to their retirement in the first quarter of fiscal 2023.

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Numerator for basic earnings per common share - Net income	$244,331	$318,502	$548,980	$579,061
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	—	7,992	337	16,201
Numerator for diluted earnings per common share - Net income after the effect of dilutive securities	$244,331	$326,494	$549,317	$595,262
Denominator:
Weighted average common shares outstanding - basic	84,142	75,610	83,607	75,895
Dilutive effect of stock-based awards	2,641	4,922	3,325	5,476
Dilutive effect of warrants	—	5,976	508	7,657
Dilutive effect of Convertible Senior Notes	—	13,881	784	15,481
Weighted average common shares outstanding - diluted	86,783	100,389	88,224	104,509
Earnings per common share:
Basic	$2.90	$4.21	$6.57	$7.63
Diluted	$2.82	$3.25	$6.23	$5.70

Stock-based awards excluded from diluted shares	312	542	222	278
The dilutive effect of the Convertible Senior Notes included shares that were designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge were anti-dilutive; accordingly, they were not treated as a reduction to diluted weighted average shares outstanding until received at settlement.
In addition, the dilutive effect of the Convertible Senior Notes included shares related to the outstanding principal amount of the Convertible Senior Notes. Although the Company was required to assume that the Convertible Senior Notes would be settled in shares of its common stock in accordance with the “if-converted method” under U.S. GAAP, the Company settled the Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from the convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million of principal during the first quarter of fiscal 2023. Refer to Note 5 – Convertible Senior Notes for further information.

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of July 29, 2023, January 28, 2023 and July 30, 2022, the fair value of the Company’s deferred compensation plans was $148.0 million, $133.5 million and $135.5 million, respectively, as determined by quoted prices in active markets.
The Company discloses the fair value of its senior notes due 2032 and 2052 and Convertible Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	July 29, 2023		January 28, 2023		July 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$742,795	$609,518	$742,428	$613,403	$742,067	$615,495
Senior notes due 2052	$739,999	$509,813	$739,908	$525,120	$739,819	$518,640
Convertible Senior Notes (1)	$—	$—	$58,271	$232,488	$368,478	$1,087,575
(1) The Company’s Convertible Senior Notes were fully retired on April 18, 2023.
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at July 29, 2023, January 28, 2023 and July 30, 2022.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, operating lease assets, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually, for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value using Level 3 inputs.

4. Leases
The Company leases substantially all of its stores, three of its distribution centers, and certain equipment and storage under non-cancellable operating leases that expire at various dates through 2039. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The lease agreements are primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 26 weeks ended July 29, 2023 and July 30, 2022 were as follows (in thousands):

	26 Weeks Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$388,606	$332,406
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$426,237	$254,664

5. Convertible Senior Notes
On April 18, 2023, the Company retired the remaining $59.1 million aggregate principal amount outstanding of its Convertible Senior Notes, substantially all of which was settled in shares of its common stock. The Company paid all accrued and unpaid interest as of April 18, 2023, and concurrently terminated the remaining proportionate amount of the bond hedge and warrant transactions. In connection with the retirement of the Convertible Senior Notes and termination of the bond hedge and the warrant transactions, the Company issued 1.7 million shares of its Company’s common stock and recorded $58.5 million to additional paid-in-capital. Accordingly, the Company no longer has outstanding Convertible Senior Notes.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the 13 and 26 weeks ended July 30, 2022, the Company recognized $10.8 million and $21.9 million of interest expense related to the Convertible Senior Notes, or $8.0 million and $16.2 million, net of tax, respectively. Interest expense included $6.6 million and $12.3 million of pre-tax inducement charges related to the exchange transactions during fiscal 2022, of which $0.7 million and $1.5 million, respectively, was attributed to non-cash amortization of issuance fees during the 13 and 26 weeks ended July 30, 2022.
Following retirement of the Convertible Senior Notes in the first quarter of fiscal 2023, the Company did not incur any related interest expense during the 13 weeks ended July 29, 2023. During the 26 weeks ended July 29, 2023, the Company recognized $0.5 million of interest expense related to the Convertible Senior Notes.

6. Income Taxes
The Company’s effective tax rate for the 13 and 26 weeks ended July 29, 2023 was 25.0% and 16.1%, respectively, as compared to 25.5% and 23.7% for the 13 and 26 weeks ended July 30, 2022, respectively. The effective tax rate for the current year-to-date period was favorably impacted by a $48.0 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the current period at a higher share price than the prior year period.

7. Subsequent Events
On August 21, 2023, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.00 per share on the Company's common stock and Class B common stock. The dividend is payable on September 29, 2023 to stockholders of record as of the close of business on September 15, 2023.
On August 22, 2023, the Company announced a business optimization of its organization to better align its talent, organizational design and spending in support of its most critical strategies while also streamlining its overall cost structure. In connection with this business optimization, which is expected to be completed during fiscal 2023, the Company eliminated certain positions primarily at its customer support center on August 21, 2023 for which it expects to incur approximately $20 million of severance expense in the third quarter of 2023. Cash payments related to this expense are expected to be made over the next twelve months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures, the end of student loan payment deferments, and rising interest rates; our expectations regarding merchandise margins, supply chain costs, and inventory shrink; the sufficiency of our cash flow; our ability to control expenses; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal and our plans to add new retail concepts and experiential stores; plans to open additional DICK’S House of Sport stores; plans to convert the existing Field & Stream stores to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores including converting approximately 100 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; our business optimization initiatives and the time frame in which we expect to implement our business optimization; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2023 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪Uncertain macroeconomic conditions, including inflationary pressures, the expiration of student loan payment deferments, rising interest rates, disruption of supply chain, whether due to COVID-19, the conflict in Ukraine or otherwise, and the effectiveness of measures to mitigate such impact;
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
▪That our strategic plans and business optimization initiatives may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;
▪Fluctuations in product costs and availability, which could be caused by numerous reasons including foreign trade issues and instability, currency exchange rate fluctuations, fuel price uncertainty, increases in commodity prices, labor shortages, increases in material prices due to inflationary pressures or other reasons, or supply chain delays;
▪Organized retail crime and our ability to effectively manage inventory shrink;
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
Since 2017, we have transformed our business to drive sustainable growth in sales and profitability. During this time, we meaningfully improved our merchandise assortment through strong relationships with our key brand partners, which provided access to highly differentiated product and our vertical brands. We also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to engage our athletes. Finally, we invested in technology and data science to improve our pricing strategy, digital marketing and personalization capabilities. Consumers have also made what we believe to be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products. As a result of our core strategies, foundational improvements and these strong secular consumer trends, net sales increased 41.3% in fiscal 2022 compared to fiscal 2019, and reflected growth in our key priority categories including footwear, athletic apparel, team sports and golf.
Our profitability is primarily influenced by growth in comparable store sales, the strength of our merchandise margins and ability to manage operating expenses. In addition to the structurally higher sales compared to pre-COVID levels, our merchandise margins increased over 300 basis points as a percentage of net sales in fiscal 2022 as compared to fiscal 2019, as we have maintained the majority of the merchandise expansion that we drove over the prior two years with our differentiated product assortment, combined with our disciplined pricing strategy and favorable sales mix. We have also experienced meaningful leverage on fixed occupancy costs and selling, general and administrative costs, due to the significant sales increase. With our structurally higher sales, expanded merchandise margins, and operating expense leverage, our pre-tax income as a percentage of net sales grew from 4.7% in fiscal 2019 to 11.2% in fiscal 2022 and our earnings per diluted share grew from $3.34 in fiscal 2019 to $10.78 in fiscal 2022.
Business Environment
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, the expiration of student loan payment deferments, and the potential impact of rising interest rates, which could impact consumer discretionary spending behavior and the promotional landscape in which we operate. In addition, disruption of supply chains, including factory closures and port congestion, resulted in apparel overages in fiscal 2022 from late arriving inventory and elevated container and transportation costs which began to moderate during the second half of fiscal 2022. We took actions during the third and fourth quarter of fiscal 2022 to address these targeted inventory overages.
Overview of current trends affecting 2023
•We have experienced higher markdowns compared to the prior year, following our decisive actions on excess product to maintain vibrant and well-positioned inventory. For the remainder of the year, we expect our merchandise margin to improve compared to its respective prior year period, which included our actions during the third and fourth quarter of fiscal 2022 to address apparel overages from late arriving inventory.
•Within merchandise margin, we are experiencing higher inventory shrink relative to historical levels, which has been noted throughout the retail industry. As a percentage of net sales, we expect inventory shrink to be approximately 50 basis points higher than fiscal 2022 on a full year basis.
•We also expect supply chain costs to remain lower than fiscal 2022 for the remainder of the fiscal year.
•For the remainder of the year, we expect our selling, general and administrative expenses to be over 200 basis points higher than fiscal 2022 as a percentage of net sales due to investment in our growth strategies.
The Company’s current expectations described above are forward-looking statements. Please see the “Cautionary Statement Concerning Forward-Looking Statements” in this Form 10-Q for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

Business Optimization
We are conducting a business optimization of our organization to better align our talent, organizational design and spending in support of our most critical strategies while also streamlining our overall cost structure. As part of our business optimization, we eliminated certain positions primarily at our customer support center on August 21, 2023 for which we expect to incur approximately $20 million of severance expense in the third quarter of 2023. Related cost savings are expected to be largely offset by strategic talent investments over the next twelve months.
While we have not committed to specific additional actions at this time, we currently expect the business optimization to be completed during fiscal 2023, and may result in additional one-time charges of $25 million to $50 million.

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
▪Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, which include investments in new and existing stores and our eCommerce channel, distribution and administrative facilities, continuous improvements to information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically experience lower operating cash flows in our third fiscal quarter due to increased inventory purchases in advance of the holiday selling season and anticipated higher cash flows during our fourth fiscal quarter. For further discussion of our cash flows, refer to the “Liquidity and Capital Resources” section herein.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 3.6% to $3.22 billion in the current quarter from $3.11 billion during the second quarter of 2022, which included an increase in comparable store sales of 1.8% following a 5.1% decrease in the same period last year.
▪In the current quarter, we reported net income of $244.3 million, or $2.82 per diluted share, compared to $318.5 million, or $3.25 per diluted share, during the second quarter of 2022.
▪Earnings per diluted share in the second quarter of 2022 excluded $8.0 million of interest expense, net of tax, and included 13.9 million diluted shares related to the convertible senior notes due 2025 (the “Convertible Senior Notes”), which together decreased earnings per diluted share by $0.43 in the prior year quarter. Although we were required to assume that our Convertible Senior Notes would be settled in shares of our common stock in accordance with the “if-converted method” under generally accepted accounting principles, we have fully settled our Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from our convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million principal during the first quarter of fiscal 2023.
▪During the second quarter of 2023, we:
▪Repurchased 1.6 million shares of common stock for a total cost of $202.7 million under our share repurchase program;
▪Declared and paid a quarterly cash dividend in the amount of $1.00 per share of our common stock and Class B common stock;
▪Opened seven new DICK'S House of Sport locations.
▪The following table summarizes store activity for the periods indicated:

	26 Weeks Ended July 29, 2023				26 Weeks Ended July 30, 2022
	DICK’S Sporting Goods		Specialty Concept Stores (1)	Total (2)	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total (2)
Beginning stores	728		125	853	730	131	861
Q1 New stores	—		—	—	—	1	1
Q2 New stores	—		1	1	1	1	2
Stores acquired (3)	—		12	12	—	—	—
Closed stores	3		3	6	1	3	4
Ending stores	725	(4)	135	860	730	130	860

Relocated stores	10		1	11	3	1	4
(1)Includes our Golf Galaxy, Public Lands, Going Going Gone!, and other specialty concept stores. As of July 29, 2023, we operated 97 Golf Galaxy stores, 7 Public Lands stores, 16 Going Going Gone! stores, and other specialty concept stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of July 29, 2023, the Company operated 16 combo stores.
(2)Excludes Warehouse Sale store locations that are temporary in nature, which the Company operated 38 and 19 as of July 29, 2023 and July 30, 2022, respectively.
(3)Represents Moosejaw store locations acquired by the Company during the first quarter of fiscal 2023, which average approximately 4,000 square feet per store.
(4)As of July 29, 2023, includes ten DICK'S House of Sport stores, including seven new openings during the second quarter of fiscal 2023, which were converted from prior combo store locations.

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

				Basis Point Change in Percentage of Net Sales from Prior Year 2022-2023 (A)
	13 Weeks Ended
	July 29, 2023 (A)		July 30, 2022
Net sales (1)	100.00%		100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.58		63.97	161
Gross profit	34.42		36.03	(161)
Selling, general and administrative expenses (3)	24.06		21.12	294
Pre-opening expenses (4)	0.69		0.12	57
Income from operations	9.67		14.79	(512)
Interest expense	0.45		0.82	(37)
Other (income) expense	(0.88)		0.24	(112)
Income before income taxes	10.11		13.73	(362)
Provision for income taxes	2.53		3.50	(97)
Net income	7.58%		10.23%	(265)
Other Data:
Comparable store sales increase (decrease)	1.8%		(5.1%)
Number of stores at end of period (5)	860		860
Total square feet at end of period (in millions) (5)	42.4	(6)	42.4

				Basis Point Change in Percentage of Net Sales from Prior Year 2022-2023
	26 Weeks Ended
	July 29, 2023		July 30, 2022
Net sales (1)	100.00%		100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	64.75		63.77	98
Gross profit	35.25		36.23	(98)
Selling, general and administrative expenses (3)	24.23		21.89	234
Pre-opening expenses (4)	0.51		0.12	39
Income from operations	10.51		14.22	(371)
Interest expense	0.49		0.88	(39)
Other (income) expense	(0.76)		0.28	(104)
Income before income taxes	10.78		13.06	(228)
Provision for income taxes	1.73		3.10	(137)
Net income	9.05%		9.96%	(91)
Other Data:
Comparable store sales increase (decrease)	2.6%		(6.6%)
Number of stores at end of period (5)	860		860
Total square feet at end of period (in millions) (5)	42.4	(6)	42.4

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
(6)Includes square footage from three Field & Stream store closures as we plan in the near-term to convert them into DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores.

13 Weeks Ended July 29, 2023 Compared to the 13 Weeks Ended July 30, 2022
Net Sales
Net sales increased 3.6% to $3,223.6 million in the current quarter from $3,112.4 million in the quarter ended July 30, 2022, due primarily to a $54.7 million, or 1.8%, increase in comparable store sales. The remaining $56.5 million increase in net sales was primarily attributable to temporary Warehouse Sale and Moosejaw stores. The increase in comparable store sales included a 2.8% increase in transactions, offset by a 1.0% decrease in sales per transaction, and was driven by growth in footwear and team sports. Sales in fitness and outdoor equipment continued to decline post-pandemic, although these categories continue to remain above fiscal 2019 levels. Additionally, we experienced declines in apparel while continuing to gain market share and strength across key brands.
Income from Operations
Income from operations decreased to $311.8 million in the current quarter compared to $460.2 million for the quarter ended July 30, 2022.
Gross profit decreased to $1,109.5 million in the current quarter from $1,121.4 million for the quarter ended July 30, 2022 and decreased as a percentage of net sales by 161 basis points. As a result of higher markdowns from our decisive actions on excess product to maintain vibrant and well-positioned inventory and an 84 basis point increase in inventory shrink due to increased theft, merchandise margins decreased 254 basis points. Merchandise margin declines were partially offset by a 115 basis point decrease in supply chain costs, which included elevated supply chain related costs in the prior year due to global disruptions following the start of the COVID-19 pandemic. Our occupancy costs increased $11.2 million and deleveraged five basis points as a percentage of net sales. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. The remaining decrease in gross profit as a percentage of net sales was driven by an increase in eCommerce shipping expense.
Selling, general and administrative expenses increased to $775.6 million in the current quarter from $657.4 million during the second quarter of 2022, and increased as a percentage of net sales by 294 basis points. The $118.2 million increase was primarily due to $51.5 million of investments in hourly wage rates, talent and technology to support our growth strategies, a $25.6 million increase in marketing expense due to higher brand-building marketing and marketing to support DICK’S House of Sport store grand openings, and a $20.9 million expense increase compared to fiscal 2022 related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Pre-opening expenses increased to $22.1 million in the current quarter from $3.8 million for the quarter ended July 30, 2022. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support seven DICK’S House of Sport store conversions. Pre-opening expenses are expected to moderate during the back half of fiscal 2023 while remaining higher than fiscal 2022.

Interest Expense
Interest expense decreased to $14.4 million in the current quarter from $25.5 million in the prior year quarter, primarily driven by lower interest expense on the Convertible Senior Notes due to their retirement during the first quarter of fiscal 2023. The second quarter of fiscal 2022 also included a $6.6 million inducement charge related to the exchange of $100.0 million aggregate principal amount of the Convertible Senior Notes.
Other (Income) Expense
Other income totaled $28.5 million in the current quarter compared to expense of $7.4 million in the prior year quarter. This $35.9 million increase in income was primarily driven by a $14.9 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current quarter and a $20.9 million expense reduction from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate decreased to 25.0% in the current quarter from 25.5% in the quarter ended July 30, 2022.

26 Weeks Ended July 29, 2023 Compared to the 26 Weeks Ended July 30, 2022
Net Sales
Net sales were $6,065.8 million in the current period, a 4.4% increase from net sales of $5,812.6 million reported for the prior year period, due primarily to a $145.3 million, or 2.6%, increase in comparable store sales. The remaining $107.9 million increase in net sales was primarily attributable to temporary Warehouse Sale and Moosejaw stores. The increase in comparable store sales included a 2.9% increase in transactions offset by a 0.3% decrease in sales per transaction, and reflects growth in footwear and team sports, offset by declines in fitness and outdoor equipment.
Income from Operations
Income from operations decreased to $637.4 million in the current period, compared to $826.7 million in the prior year period.
Gross profit increased to $2,138.1 million for the current period from $2,106.1 million for the prior year period and decreased as a percentage of net sales by 98 basis points. As a result of higher markdowns from our decisive actions on excess product and a 57 basis point increase in inventory shrink due to increased theft, merchandise margins decreased 198 basis points. Merchandise margin declines were partially offset by a 112 basis point decrease in supply chain costs. The remaining decrease in gross profit as a percentage of net sales was driven by an increase in eCommerce shipping expense. Our occupancy costs increased $23.1 million and were flat compared to fiscal 2022 as a percentage of net sales.
Selling, general and administrative expenses increased to $1,469.5 million in the current period from $1,272.7 million for the prior year period, and increased as a percentage of net sales by 234 basis points. The $196.8 million increase was driven by $106.2 million of investments in hourly wage rates, talent and technology to support our growth strategies, a $27.2 million increase in marketing expenses due to higher brand-building marketing and marketing to support DICK’S House of Sport store grand openings, and a $31.0 million expense increase compared to fiscal 2022 related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Pre-opening expenses increased to $31.2 million in the current period from $6.7 million in the prior year period. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support seven DICK’S House of Sport store conversions.
Interest Expense
Interest expense decreased to $29.4 million in the current period from $51.1 million in the prior year period, primarily driven by lower interest expense on the Convertible Senior Notes due to their retirement during the first quarter of fiscal 2023. The prior year period also included $12.3 million of inducement charges related to the exchange of $200.0 million aggregate principal amount of the Convertible Senior Notes.

Other (Income) Expense
Other income totaled $46.2 million in the current period compared to other expense of $16.4 million for the period ended July 30, 2022. This $62.6 million increase in income was primarily driven by a $31.5 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current period and $31.0 million expense reduction from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate decreased to 16.1% for the current period from 23.7% for the same period last year. The current year effective tax rate was favorably impacted by a $48.0 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the current year at a higher share price than the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of July 29, 2023 was $1.90 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion credit facility (the “Credit Facility”), if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings during the current or prior year-to-date period.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, three of our distribution centers, and certain equipment and storage under non-cancellable operating leases that expire at various dates through 2039. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities.
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of July 29, 2023, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at July 29, 2023.
Senior Notes
As of July 29, 2023, we have $750 million principal amount of 2032 Notes and $750 million of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of July 29, 2023, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.
Convertible Senior Notes
Following our exchanges during fiscal 2022, we had an aggregate remaining principal amount of $59.1 million of Convertible Senior Notes outstanding as of January 28, 2023. During the first quarter of 2023, we retired the remaining principal and accrued interest. Refer to Part I. Item 1. Financial Statements, Note 5 – Convertible Senior Notes for further information.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 26 weeks ended July 29, 2023 totaled $248.6 million on a gross basis and $217.6 million on a net basis, which includes tenant allowances provided by landlords.

We anticipate that fiscal 2023 capital expenditures will be in a range of $550 to $600 million, net of tenant allowances provided by landlords. We expect our capital expenditures to be concentrated on new store development, relocations and remodels, including nine DICK’S House of Sport stores and eleven Golf Galaxy Performance Centers, improvements within our existing stores, including converting approximately 100 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our $2.0 billion share repurchase program authorized by the Board of Directors on December 16, 2021. During the 26 weeks ended July 29, 2023, we repurchased 2.0 million shares of our common stock at a cost of $260.4 million, a portion of which was repurchased to offset the dilution from our settlement of the remaining $59.1 million principal outstanding of the Convertible Senior Notes in shares. As of July 29, 2023, the available amount remaining under the December 2021 share repurchase authorization was $1.2 billion.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 26 weeks ended July 29, 2023, we paid $189.1 million of dividends to our stockholders. On August 21, 2023, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.00 per share of common stock and Class B common stock, payable on September 29, 2023 to stockholders of record as of the close of business on September 15, 2023.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $38.1 million, $40.1 million and $86.1 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	26 Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$693,493	$101,744
Net cash used in investing activities	(268,779)	(171,012)
Net cash used in financing activities	(447,172)	(678,413)
Effect of exchange rate changes on cash and cash equivalents	(25)	(3)
Net decrease in cash and cash equivalents	$(22,483)	$(747,684)
Operating Activities
Cash flows provided by operating activities increased $591.7 million for the 26 weeks ended July 29, 2023 compared to the same period in the prior year, primarily due to working capital changes resulting from last year’s inventory replenishment following supply chain disruptions caused by the COVID-19 pandemic, year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of payments for deferred compensation plans, rent and income taxes. These increases were partially offset by lower earnings.

Investing Activities
Cash used in investing activities increased $97.8 million for the 26 weeks ended July 29, 2023 compared to the same period last year. Gross capital expenditures for fiscal 2023 includes investments in current and future DICK’S House of Sport stores and higher investments in store enhancements and facilities. Cash used in investing activities for the 26 weeks ended July 29, 2023 also includes our acquisition of Moosejaw, a digitally-focused leading outdoor retailer, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $231.2 million for the 26 weeks ended July 29, 2023 compared to the prior year period, primarily driven by the exchange of $200.0 million aggregate principal amount of our Convertible Senior Notes in the prior year period. Additionally, the current year includes higher cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards and higher dividends paid compared to the prior year period, which were offset by lower share repurchases and changes in the bank overdraft balances between periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company's 2022 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the second quarter of fiscal 2023, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, July 29, 2023.
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
If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.
Our business depends on our ability to effectively manage our inventory. We have historically experienced loss of inventory (also referred to as inventory shrinkage) due to damage, theft (including from organized retail crime), and other causes. We are experiencing elevated levels of inventory shrink relative to historical levels, which have adversely affected, and could continue to adversely affect, our results of operations and financial condition. In addition, sustained high rates of inventory shrink at certain stores could impact the profitability of those stores and result in the impairment of long-term assets.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
April 30, 2023 to May 27, 2023	1,066,917	$129.30	1,056,402	$1,234,045,124
May 28, 2023 to July 1, 2023	513,561	129.26	513,434	$1,167,681,532
July 2, 2023 to July 29, 2023	5,423	128.80	—	$1,167,681,532
Total	1,585,901	$129.28	1,569,836
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
During the quarter ended July 29, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002

3.2	Amendment to the Amended and Restated Certificate of Incorporation, effective as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004

3.3	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 14, 2021

3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 14, 2023	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 16, 2023

31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 23, 2023 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of August 23, 2023 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 23, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of August 23, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 23, 2023 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)