Form 10-Q
period 2023-10-28
DICK'S SPORTING GOODS, INC.
filed 2023-11-22
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2023
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
Yes ☐ No ☑

As of November 17, 2023, DICK’S Sporting Goods, Inc. had 58,173,624 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$3,042,405	$2,958,861	$9,108,228	$8,771,485
Cost of goods sold, including occupancy and distribution costs	1,980,942	1,946,438	5,908,672	5,652,966
GROSS PROFIT	1,061,463	1,012,423	3,199,556	3,118,519
Selling, general and administrative expenses	776,037	679,747	2,245,530	1,952,408
Pre-opening expenses	12,482	7,212	43,698	13,948
INCOME FROM OPERATIONS	272,944	325,464	910,328	1,152,163
Interest expense	14,382	26,131	43,809	77,267
Other (income) expense	(10,084)	(4,826)	(56,288)	11,559
INCOME BEFORE INCOME TAXES	268,646	304,159	922,807	1,063,337
Provision for income taxes	67,540	75,703	172,721	255,820
NET INCOME	$201,106	$228,456	$750,086	$807,517
EARNINGS PER COMMON SHARE:
Basic	$2.46	$2.94	$9.04	$10.55
Diluted	$2.39	$2.45	$8.63	$8.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	81,772	77,789	82,995	76,527
Diluted	84,291	96,681	86,913	101,900

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
NET INCOME	$201,106	$228,456	$750,086	$807,517
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(185)	(277)	(210)	(280)
TOTAL OTHER COMPREHENSIVE LOSS	(185)	(277)	(210)	(280)
COMPREHENSIVE INCOME	$200,921	$228,179	$749,876	$807,237

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,406,214	$1,924,386	$1,437,997
Accounts receivable, net	140,791	71,286	87,191
Income taxes receivable	9,118	8,187	4,082
Inventories, net	3,282,911	2,830,917	3,361,057
Prepaid expenses and other current assets	104,963	128,410	96,135
Total current assets	4,943,997	4,963,186	4,986,462
Property and equipment, net	1,569,703	1,312,988	1,342,786
Operating lease assets	2,243,025	2,138,366	2,025,149
Intangible assets, net	56,754	60,364	84,946
Goodwill	245,857	245,857	245,857
Deferred income taxes	30,817	41,189	58,945
Other assets	192,173	230,246	212,455
TOTAL ASSETS	$9,282,326	$8,992,196	$8,956,600

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,630,402	$1,206,066	$1,473,424
Accrued expenses	550,006	508,573	500,246
Operating lease liabilities	485,033	546,755	487,119
Income taxes payable	42,010	29,624	32,664
Deferred revenue and other liabilities	281,943	350,428	268,677
Total current liabilities	2,989,394	2,641,446	2,762,130
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,483,026	1,482,336	1,482,110
Convertible senior notes	—	58,271	152,006
Long-term operating lease liabilities	2,264,941	2,117,773	2,026,774
Other long-term liabilities	160,261	167,747	156,408
Total long-term liabilities	3,908,228	3,826,127	3,817,298
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	568	585	570
Class B common stock	236	236	236
Additional paid-in capital	1,430,802	1,416,847	1,399,694
Retained earnings	5,374,573	4,878,404	4,682,663
Accumulated other comprehensive loss	(462)	(252)	(362)
Treasury stock, at cost	(4,421,013)	(3,771,197)	(3,705,629)
Total stockholders' equity	2,384,704	2,524,623	2,377,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,282,326	$8,992,196	$8,956,600

See accompanying notes to unaudited consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	485	5	—	—	12,365	—	—	—	12,370
Restricted stock vested	1,983	20	—	—	(20)	—	—	—	—
Minimum tax withholding requirements	(668)	(6)	—	—	(94,689)	—	—	—	(94,695)
Net income	—	—	—	—	—	304,649	—	—	304,649
Stock-based compensation	—	—	—	—	12,809	—	—	—	12,809
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	(93)	—	(93)
Purchase of shares for treasury	(418)	(4)	—	—	—	—	—	(57,697)	(57,701)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(86,264)	—	—	(86,264)
BALANCE, April 29, 2023	61,652	$617	23,571	$236	$1,405,767	$5,096,789	$(345)	$(3,828,894)	$2,674,170
Exercise of stock options	53	—	—	—	961	—	—	—	961
Restricted stock vested	64	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(16)	—	—	—	(2,296)	—	—	—	(2,296)
Net income	—	—	—	—	—	244,331	—	—	244,331
Stock-based compensation	—	—	—	—	15,197	—	—	—	15,197
Foreign currency translation adjustment, net of taxes of ($22)	—	—	—	—	—	—	68	—	68
Purchase of shares for treasury	(1,570)	(16)	—	—	—	—	—	(202,721)	(202,737)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(85,333)	—	—	(85,333)
BALANCE, July 29, 2023	60,183	$602	23,571	$236	$1,419,628	$5,255,787	$(277)	$(4,031,615)	$2,644,361
Exercise of stock options	24	—	—	—	593	—	—	—	593
Restricted stock vested	17	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(5)	—	—	—	(965)	—	—	—	(965)
Net income	—	—	—	—	—	201,106	—	—	201,106
Stock-based compensation	—	—	—	—	11,546	—	—	—	11,546
Foreign currency translation adjustment, net of taxes of $58	—	—	—	—	—	—	(185)	—	(185)
Purchase of shares for treasury, including excise tax	(3,451)	(34)	—	—	—	—	—	(389,398)	(389,432)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(82,320)	—	—	(82,320)
BALANCE, October 28, 2023	56,768	$568	23,571	$236	$1,430,802	$5,374,573	$(462)	$(4,421,013)	$2,384,704

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$750,086	$807,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,368	250,522
Amortization of deferred financing fees and debt discount	1,786	3,558
Deferred income taxes	10,372	5,344
Stock-based compensation	39,552	37,579
Other, net	9,182	15,879
Changes in assets and liabilities:
Accounts receivable	(25,831)	(36,699)
Inventories	(415,291)	(1,063,448)
Prepaid expenses and other assets	(2,253)	(936)
Accounts payable	256,141	178,633
Accrued expenses	(21,473)	(94,177)
Income taxes payable / receivable	11,659	19,023
Construction allowances provided by landlords	40,624	36,100
Deferred revenue and other liabilities	(56,835)	(58,613)
Operating lease assets and liabilities	(104,373)	(64,663)
Net cash provided by operating activities	764,714	35,619
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(409,527)	(274,307)
Proceeds from sale of other assets	27,500	14,261
Other investing activities	(51,298)	(32,885)
Net cash used in investing activities	(433,325)	(292,931)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes	(137)	(420,558)
Payments on finance lease obligations	(609)	(548)
Proceeds from exercise of stock options	13,924	19,953
Minimum tax withholding requirements	(97,956)	(43,227)
Cash paid for treasury stock	(648,554)	(392,882)
Cash dividends paid to stockholders	(270,596)	(123,823)
Increase in bank overdraft	154,577	13,469
Net cash used in financing activities	(849,351)	(947,616)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(210)	(280)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(518,172)	(1,205,208)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,924,386	2,643,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,406,214	$1,437,997
Supplemental disclosure of cash flow information:
Accrued property and equipment	$88,564	$41,773
Cash paid for interest	$29,793	$41,441
Cash paid for income taxes	$156,652	$232,705

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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 as filed with the Securities and Exchange Commission on March 23, 2023. Operating results for the 13 and 39 weeks ended October 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2024 or any other period.
Recently Adopted Accounting Pronouncement
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose the key terms of its program along with information about obligations outstanding, including a roll-forward of those obligations. The Company adopted this ASU during the first quarter of fiscal 2023. The adoption did not have a significant impact on the Company’s financial condition, results of operations, cash flows or disclosures.
The Company has entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. The Company does not have an economic interest in suppliers’ voluntary participation and the Company does not provide any guarantees or pledge assets under these arrangements. The Company settles invoices with the third-party financial institutions in accordance with the original supplier payment terms. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $38.9 million, $40.1 million and $56.1 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net income for earnings per common share – basic	$201,106	$228,456	$750,086	$807,517
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	—	8,472	337	24,673
Net income for earnings per common share – diluted	$201,106	$236,928	$750,423	$832,190
Denominator:
Weighted average common shares outstanding - basic	81,772	77,789	82,995	76,527
Dilutive effect of stock-based awards	2,519	5,120	3,057	5,357
Dilutive effect of warrants	—	4,947	338	6,754
Dilutive effect of Convertible Senior Notes	—	8,825	523	13,262
Weighted average common shares outstanding - diluted	84,291	96,681	86,913	101,900
Earnings per common share:
Basic	$2.46	$2.94	$9.04	$10.55
Diluted	$2.39	$2.45	$8.63	$8.17

Stock-based awards excluded from diluted shares	302	—	249	185
The dilutive effect of the Convertible Senior Notes included shares that were designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge were anti-dilutive; accordingly, they were not treated as a reduction to diluted weighted average shares outstanding until received at settlement.
In addition, the dilutive effect of the Convertible Senior Notes included shares related to the outstanding principal amount of the Convertible Senior Notes. Although the Company was required to assume that the Convertible Senior Notes would be settled in shares of its common stock in accordance with the “if-converted method” under U.S. GAAP, the Company settled the Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from the convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million of principal during the first quarter of fiscal 2023. Refer to Note 5 – Convertible Senior Notes for additional information.

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring
The Company measures its deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual funds made by eligible individuals as part of the Company’s deferred compensation plans. As of October 28, 2023, January 28, 2023 and October 29, 2022, the fair value of the Company’s deferred compensation plans was $127.1 million, $133.5 million and $128.8 million, respectively, as determined by quoted prices in active markets.
The Company discloses the fair value of its senior notes due 2032 and 2052 and Convertible Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	October 28, 2023		January 28, 2023		October 29, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$742,981	$568,358	$742,428	$613,403	$742,247	$571,672
Senior notes due 2052	$740,045	$440,003	$739,908	$525,120	$739,863	$461,423
Convertible Senior Notes (1)	$—	$—	$58,271	$232,488	$152,006	$559,533
(1) The Company’s Convertible Senior Notes were fully retired on April 18, 2023.
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at October 28, 2023, January 28, 2023 and October 29, 2022.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include property and equipment, operating lease assets, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually, for goodwill and indefinite-lived intangible assets. If an impairment is required, the asset is adjusted to fair value using Level 3 inputs. Refer to Note 7 – Business Optimization for additional information regarding non-cash impairment charges incurred during fiscal 2023.

4. Leases
The Company leases substantially all of its stores, three of its distribution centers, and certain equipment and storage under non-cancellable operating leases that expire at various dates through 2040. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The lease agreements are primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 39 weeks ended October 28, 2023 and October 29, 2022 were as follows (in thousands):

	39 Weeks Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$561,201	$499,200
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$532,812	$325,345

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the 13 and 39 weeks ended October 29, 2022, the Company recognized interest expense related to the Convertible Notes of $11.4 million and $33.3 million, respectively, or $8.5 million and $24.7 million, net of tax, which included $8.8 million and $21.1 million of pre-tax inducement charges related to the exchange transactions during fiscal 2022.
Following retirement of the Convertible Senior Notes in the first quarter of fiscal 2023, the Company did not incur any related interest expense during the 13 weeks ended October 28, 2023. During the 39 weeks ended October 28, 2023, the Company recognized $0.5 million of interest expense related to the Convertible Senior Notes, or $0.3 million, net of tax.

6. Income Taxes
The Company’s effective tax rate for the 13 and 39 weeks ended October 28, 2023 was 25.1% and 18.7%, respectively, compared to 24.9% and 24.1% for the 13 and 39 weeks ended October 29, 2022, respectively. The effective tax rate for the current year-to-date period was favorably impacted by a $39.8 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the current period at a higher share price than the prior year period. Additionally, the effective tax rate in the prior year-to-date period was unfavorably impacted by eliminated tax deductions from our bond hedge following our Convertible Senior Notes exchange transactions, which increased income tax expense by $12.6 million.

7.  Business Optimization
On August 22, 2023, the Company announced a business optimization to better align its talent, organizational design and spending in support of its most critical strategies while also streamlining its overall cost structure. During the 13 weeks ended October 28, 2023, the Company incurred pre-tax business optimization charges totaling $52.5 million resulting from the elimination of certain positions primarily at its customer support center and the integration of its acquired Moosejaw operations and other charges to optimize the cost structure of its outdoor specialty business. These charges include $23.3 million of severance-related costs, $22.9 million of non-cash impairments of store and intangible assets, and a $6.3 million write-down of inventory. The $6.3 million write-down of inventory is reflected within cost of goods sold, while the remaining $46.2 million of severance-related costs and non-cash impairments are reflected within selling, general and administrative expenses on the Consolidated Statement of Income.
The Company currently anticipates additional pre-tax business optimization charges of approximately $10 million during the fourth quarter of 2023 related to its actions to optimize the outdoor specialty business and plans to continue its business optimization review which it expects to complete during fiscal 2023.
Approximately half of the severance charges were paid in cash during the 13 weeks ended October 28, 2023 with the remaining half expected to be paid over the next twelve months.
8. Subsequent Event
On November 20, 2023, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.00 per share on the Company's common stock and Class B common stock. The dividend is payable on December 29, 2023 to stockholders of record as of the close of business on December 15, 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures, geopolitical conflicts, the end of student loan payment deferments, and elevated interest rates; our expectations regarding merchandise margins, supply chain costs, and inventory shrink; the sufficiency of our cash flow; our ability to control expenses; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; our plans to add new retail concepts and experiential stores including plans to open additional DICK’S House of Sport stores and to convert the existing Field & Stream stores to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores including converting approximately 100 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; our business optimization initiatives and the time frame in which we expect to implement our business optimization; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2023 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪Uncertain macroeconomic conditions, including inflationary pressures, geopolitical conflicts, the expiration of student loan payment deferments, and elevated interest rates, and the effectiveness of measures to mitigate such impact;
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
▪The impact of an increase to corporate tax rates;

▪Risks associated with brick-and-mortar retail store model, including our ability to optimize our store lease portfolio and our distribution and fulfillment network;
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
Our profitability is primarily influenced by growth in comparable store sales, the strength of our merchandise margins and ability to manage operating expenses. In addition to the structurally higher sales compared to pre-COVID levels, our merchandise margins increased over 300 basis points as a percentage of net sales in fiscal 2022 as compared to fiscal 2019, as we maintained the majority of the merchandise expansion that we drove over the prior two years with our differentiated product assortment, combined with our disciplined pricing strategy and favorable sales mix. We also experienced meaningful leverage on fixed occupancy costs and selling, general and administrative costs, due to the significant sales increase. With our structurally higher sales, expanded merchandise margins, and operating expense leverage, our pre-tax income as a percentage of net sales grew from 4.7% in fiscal 2019 to 11.2% in fiscal 2022 and our earnings per diluted share grew from $3.34 in fiscal 2019 to $10.78 in fiscal 2022.
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
Overview of current trends affecting 2023
•We have experienced higher markdowns compared to the prior year following our decisive actions on excess product to maintain vibrant and well-positioned inventory. For the third quarter, merchandise margin compared to the respective prior year period, which included our actions to address apparel overages from late arriving inventory, improved from the trend experienced in the first half of fiscal 2023. We expect year-over-year merchandise margin improvement to continue for the remainder of the year.
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
•For the remainder of the year, we expect our selling, general and administrative expenses to moderate by approximately 150 basis points from the third quarter as a percentage of net sales, following our business optimization actions.
The Company’s current expectations described above are forward-looking statements. Please see the “Cautionary Statement Concerning Forward-Looking Statements” in this Form 10-Q for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

Business Optimization
As previously announced, we are conducting a business optimization to better align our talent, organizational design and spending in support of our most critical strategies while also streamlining our overall cost structure. During the third quarter of 2023, we incurred pre-tax business optimization charges of $52.5 million resulting from the elimination of certain positions primarily at our customer support center as well as the integration of our Moosejaw operations and other charges to optimize the cost structure of our outdoor specialty business. These charges include $23.3 million of severance-related costs, $22.9 million of non-cash impairments of store and intangible assets and a $6.3 million write-down of inventory. We currently anticipate additional pre-tax charges of approximately $10 million during the fourth quarter of 2023 related to our actions to optimize the outdoor specialty business and plans to continue our business optimization review which we expect to complete during fiscal 2023.

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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 2.8% to $3.04 billion in the current quarter from $2.96 billion during the third quarter of 2022, which included an increase in comparable store sales of 1.7% following a 6.5% increase in the same period last year.
▪In the current quarter, we reported net income of $201.1 million, or $2.39 per diluted share, compared to $228.5 million, or $2.45 per diluted share, during the third quarter of 2022.
▪Net income for the current quarter included business optimization charges of $38.8 million, net of tax, or $0.46 per diluted share;
▪Earnings per diluted share in the third quarter of 2022 excluded $8.5 million of interest expense, net of tax, and included 8.8 million diluted shares related to the convertible senior notes due 2025 (the “Convertible Senior Notes”), which together decreased earnings per diluted share by $0.15 in the prior year quarter. Although we were required to assume that our Convertible Senior Notes would be settled in shares of our common stock in accordance with the “if-converted method” under generally accepted accounting principles, we have fully settled our Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from our convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million principal during the first quarter of fiscal 2023.
▪During the third quarter of 2023, we:
▪Repurchased 3.5 million shares of common stock for a total cost of $388.1 million under our share repurchase program;
▪Declared and paid a quarterly cash dividend in the amount of $1.00 per share of our common stock and Class B common stock.
▪The following table summarizes store activity for the periods indicated:

	39 Weeks Ended October 28, 2023				39 Weeks Ended October 29, 2022
	DICK’S Sporting Goods		Specialty Concept Stores (1)	Total (2)	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total (2)
Beginning stores	728		125	853	730	131	861
Q1 New stores	—		—	—	—	1	1
Q2 New stores	—		1	1	1	1	2
Q3 New stores	1		9	10	3	6	9
Stores acquired (3)	—		12	12	—	—	—
Closed stores	4		3	7	2	3	5
Ending stores	725	(4)	144	869	732	136	868
Relocated stores	16		2	18	3	1	4
(1)Includes our Golf Galaxy, Public Lands, Going Going Gone!, and other specialty concept stores. As of October 28, 2023, we operated 104 Golf Galaxy stores, 7 Public Lands stores, 17 Going Going Gone! stores, and other specialty concept stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of October 28, 2023, the Company operated 16 combo stores.
(2)Excludes Warehouse Sale store locations that are temporary in nature, of which the Company operated 41 and 42 as of October 28, 2023 and October 29, 2022, respectively.
(3)Represents Moosejaw store locations acquired by the Company during the first quarter of fiscal 2023, which average approximately 4,000 square feet per store. The Company plans to close ten of the previously acquired Moosejaw store locations by early 2024.
(4)As of October 28, 2023, includes twelve DICK'S House of Sport stores, including two new openings during the third quarter of fiscal 2023, which were either converted or relocated from prior store locations.

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

			Basis Point Change in Percentage of Net Sales from Prior Year 2022-2023 (A)
	13 Weeks Ended
	October 28, 2023	October 29, 2022 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.11	65.78	(67)
Gross profit	34.89	34.22	67
Selling, general and administrative expenses (3)	25.51	22.97	254
Pre-opening expenses (4)	0.41	0.24	17
Income from operations	8.97	11.00	(203)
Interest expense	0.47	0.88	(41)
Other income	(0.33)	(0.16)	(17)
Income before income taxes	8.83	10.28	(145)
Provision for income taxes	2.22	2.56	(34)
Net income	6.61%	7.72%	(111)
Other Data:
Comparable store sales increase	1.7%	6.5%
Number of stores at end of period (5)	869	868
Total square feet at end of period (in millions) (5)	42.7	42.7

			Basis Point Change in Percentage of Net Sales from Prior Year 2022-2023 (A)
	39 Weeks Ended
	October 28, 2023 (A)	October 29, 2022 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	64.87	64.45	42
Gross profit	35.13	35.55	(42)
Selling, general and administrative expenses (3)	24.65	22.26	239
Pre-opening expenses (4)	0.48	0.16	32
Income from operations	9.99	13.14	(315)
Interest expense	0.48	0.88	(40)
Other (income) expense	(0.62)	0.13	(75)
Income before income taxes	10.13	12.12	(199)
Provision for income taxes	1.90	2.92	(102)
Net income	8.24%	9.21%	(97)
Other Data:
Comparable store sales increase (decrease)	2.3%	(2.6%)
Number of stores at end of period (5)	869	868
Total square feet at end of period (in millions) (5)	42.7	42.7

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

13 Weeks Ended October 28, 2023 Compared to the 13 Weeks Ended October 29, 2022
Net Sales
Net sales increased 2.8% to $3,042.4 million in the current quarter from $2,958.9 million in the quarter ended October 29, 2022, due primarily to a $49.1 million, or 1.7%, increase in comparable store sales. The remaining $34.4 million increase in net sales was primarily attributable to Moosejaw and temporary Warehouse Sale stores. The increase in comparable store sales included a 1.1% increase in transactions and a 0.6% increase in sales per transaction and was driven by growth in certain back-to-school categories, including footwear, hydration and accessories. Sales in fitness, outdoor equipment and golf continued to decline post-pandemic, although these categories continue to remain above fiscal 2019 levels. Additionally, we experienced declines in apparel while continuing to gain market share and strength across key brands.
Income from Operations
Income from operations decreased to $272.9 million in the current quarter compared to $325.5 million for the quarter ended October 29, 2022.
Gross profit increased to $1,061.5 million in the current quarter from $1,012.4 million for the quarter ended October 29, 2022 and increased as a percentage of net sales by 67 basis points due primarily to lower supply chain costs, partially offset by occupancy deleverage. Supply chain costs decreased 78 basis points from last year’s quarter, which included elevated costs as a result of global disruptions following the start of the COVID-19 pandemic. Our occupancy costs increased $10.8 million and deleveraged ten basis points as a percentage of net sales. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Merchandise margins as a percentage of net sales were approximately flat compared to last year, as last year’s actions to reduce targeted apparel inventory overages were offset by a 53 basis point increase in inventory shrink due to increased theft and a $6.3 million write-down of inventory related to the Company’s business optimization.
Selling, general and administrative expenses increased to $776.0 million in the current quarter from $679.7 million during the third quarter of 2022 and increased as a percentage of net sales by 254 basis points. The current quarter includes business optimization charges of $46.2 million as well as an $8.2 million expense reduction related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income. The remaining 128 basis point increase was primarily due to $33.7 million of investments in hourly wage rates, talent and technology to support our growth strategies and an increase in marketing expense due to higher brand-building marketing and marketing to support DICK’S House of Sport store grand openings.
Pre-opening expenses increased to $12.5 million in the current quarter from $7.2 million for the quarter ended October 29, 2022. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support two DICK’S House of Sport stores.

Interest Expense
Interest expense decreased to $14.4 million in the current quarter from $26.1 million in the prior year quarter, primarily due to an $8.8 million inducement charge related to the exchange of $220.6 million aggregate principal amount of the Convertible Senior Notes in last year’s third quarter and lower interest expense on the Convertible Senior Notes following their retirement.
Other Income
Other income totaled $10.1 million in the current quarter compared to $4.8 million in the prior year quarter. This $5.3 million increase was primarily driven by a $13.3 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current quarter, partially offset by an $8.2 million expense increase from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate increased to 25.1% in the current quarter from 24.9% in the quarter ended October 29, 2022. The current quarter effective tax rate was unfavorably impacted by an $8.2 million decrease in excess tax benefits resulting from a lower number of employee equity awards vesting and exercised in the current quarter, which was offset by eliminated tax deductions from our bond hedge following our Convertible Senior Notes exchange transactions that increased income tax expense by $9.4 million in the prior year quarter.

39 Weeks Ended October 28, 2023 Compared to the 39 Weeks Ended October 29, 2022
Net Sales
Net sales were $9,108.2 million in the current period, a 3.8% increase from net sales of $8,771.5 million reported for the prior year period, due primarily to a $194.4 million, or 2.3%, increase in comparable store sales. The remaining $142.3 million increase in net sales was primarily attributable to temporary Warehouse Sale and Moosejaw stores. The increase in comparable store sales included a 2.3% increase in transactions and flat sales per transaction, and reflects growth in footwear, licensed apparel and team sports, offset by declines in fitness, outdoor equipment and golf.
Income from Operations
Income from operations decreased to $910.3 million in the current period, compared to $1,152.2 million in the prior year period.
Gross profit increased to $3,199.6 million for the current period from $3,118.5 million for the prior year period and decreased as a percentage of net sales by 42 basis points. Merchandise margins decreased 131 basis points due to higher markdowns from our decisive actions on excess product, a 56 basis point increase in inventory shrink due to increased theft and a $6.3 million write-down of inventory related to our business optimization, partially offset by last year’s actions to reduce targeted apparel inventory overages. Merchandise margin declines were partially offset by a 101 basis point decrease in supply chain costs. Our occupancy costs increased $34.0 million and deleveraged by four basis points compared to fiscal 2022 as a percentage of net sales. The remaining decrease in gross profit as a percentage of net sales was driven by an increase in eCommerce shipping expense.
Selling, general and administrative expenses increased to $2,245.5 million in the current period from $1,952.4 million for the prior year period and increased as a percentage of net sales by 239 basis points. The current period included business optimization charges of $46.2 million as well as a $22.8 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income. The remaining 163 basis point increase was primarily due to $139.9 million of investments in hourly wage rates, talent and technology to support our growth strategies and a $40.2 million increase in marketing expenses due to higher brand-building marketing and marketing to support DICK’S House of Sport store grand openings.
Pre-opening expenses increased to $43.7 million in the current period from $13.9 million in the prior year period. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support nine DICK’S House of Sport stores.

Interest Expense
Interest expense decreased to $43.8 million in the current period from $77.3 million in the prior year period, primarily due to a $21.1 million inducement charge related to the exchange of $420.6 million aggregate principal amount of the Convertible Senior Notes in last year’s period and lower interest expense on the Convertible Senior Notes following their retirement.
Other (Income) Expense
Other income totaled $56.3 million in the current period compared to other expense of $11.6 million for the period ended October 29, 2022. This $67.9 million increase in income was primarily driven by a $44.8 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current period and a $22.8 million expense reduction from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate decreased to 18.7% for the current period from 24.1% for the same period last year. The current year effective tax rate was favorably impacted by a $39.8 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the current year at a higher share price than the prior year period. Additionally, the effective tax rate in the prior year-to-date period was unfavorably impacted by eliminated tax deductions from our bond hedge following our Convertible Senior Notes exchange transactions, which increased income tax expense by $12.6 million.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of October 28, 2023 was $1.41 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion credit facility (the “Credit Facility”), if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings during the current or prior year-to-date periods.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, three of our distribution centers, and certain equipment and storage under non-cancellable operating leases that expire at various dates through 2040. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities.
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of October 28, 2023, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at October 28, 2023.
Senior Notes
As of October 28, 2023, we have $750 million principal amount of 2032 Notes and $750 million principal amount of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of October 28, 2023, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.
Convertible Senior Notes
Following our exchanges during fiscal 2022, we had an aggregate remaining principal amount of $59.1 million of Convertible Senior Notes outstanding as of January 28, 2023. During the first quarter of 2023, we retired the remaining principal and accrued interest. Refer to Part I. Item 1. Financial Statements, Note 5 – Convertible Senior Notes for additional information.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 39 weeks ended October 28, 2023 totaled $409.5 million on a gross basis and $368.9 million on a net basis, which includes tenant allowances provided by landlords.
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
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our $2.0 billion share repurchase program authorized by the Board of Directors on December 16, 2021. During the 39 weeks ended October 28, 2023, we repurchased 5.4 million shares of our common stock at a cost of $648.6 million, a portion of which was repurchased to offset the dilution from our settlement of the remaining $59.1 million principal outstanding of the Convertible Senior Notes in shares. As of October 28, 2023, the available amount remaining under the December 2021 share repurchase authorization is $779.6 million.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 39 weeks ended October 28, 2023, we paid $270.6 million of dividends to our stockholders. On November 20, 2023, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.00 per share of common stock and Class B common stock, payable on December 29, 2023 to stockholders of record as of the close of business on December 15, 2023.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $38.9 million, $40.1 million and $56.1 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	39 Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$764,714	$35,619
Net cash used in investing activities	(433,325)	(292,931)
Net cash used in financing activities	(849,351)	(947,616)
Effect of exchange rate changes on cash and cash equivalents	(210)	(280)
Net decrease in cash and cash equivalents	$(518,172)	$(1,205,208)

Operating Activities
Cash flows provided by operating activities increased $729.1 million for the 39 weeks ended October 28, 2023 compared to the same period in the prior year, primarily due to working capital changes resulting from last year’s inventory replenishment following supply chain disruptions caused by the COVID-19 pandemic, year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of payments for marketing, deferred compensation plans and rent. These increases were partially offset by lower earnings in the current period.
Investing Activities
Cash used in investing activities increased $140.4 million for the 39 weeks ended October 28, 2023 compared to the same period last year. Gross capital expenditures for fiscal 2023 includes investments in current and future DICK’S House of Sport stores and higher investments in store enhancements and facilities. Cash used in investing activities for the 39 weeks ended October 28, 2023 also includes our acquisition of Moosejaw, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $98.3 million for the 39 weeks ended October 28, 2023 compared to the prior year period, primarily driven by the exchange of $420.6 million aggregate principal amount of our Convertible Senior Notes in the prior year period. Additionally, the current year includes higher cash payments for share repurchases, dividends and minimum tax withholding requirements as a result of the vesting of employee equity awards, which were offset by changes in bank overdraft balances between periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company's 2022 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the third quarter of fiscal 2023, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, October 28, 2023.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
July 30, 2023 to August 26, 2023	253,870	$109.75	250,500	$1,140,299,328
August 27, 2023 to September 30, 2023	3,136,906	112.92	3,134,496	$786,348,533
October 1, 2023 to October 28, 2023	68,214	102.51	66,100	$779,565,161
Total	3,458,990	$112.48	3,451,096
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
During the quarter ended October 28, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 22, 2023 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 22, 2023 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 22, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 22, 2023 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 22, 2023 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)