Form 10-K
period 2024-02-03
DICK'S SPORTING GOODS, INC.
filed 2024-03-28
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $8,013,407,380 as of July 28, 2023 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for July 28, 2023.
As of March 22, 2024, DICK’S Sporting Goods, Inc. had 58,877,702 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 12, 2024 (the “2024 Proxy Statement”).

Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures, the expiration of student loan payment deferments and elevated interest rates; supply chain disruptions, including factory closures and port congestion; changes in consumer demand for products in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses and manage inventory shrink; the impact of our business optimization efforts completed in 2023; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal and our plans to add new retail concepts and experiential stores; plans to open additional DICK’S House of Sport stores in 2024; plans to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories; our diversity goals; the belief that our inventory is healthy and well-positioned to meet the demands of our athletes in 2024; our belief that the Inflation Reduction Act will not materially impact our financial results, including our annual estimated effective tax rate and liquidity; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores including converting 50 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
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

PART I

ITEM 1.  BUSINESS
General
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of February 3, 2024, we operated 724 DICK’S Sporting Goods locations across the United States, serving and inspiring our customers, whom we refer to as athletes, to achieve their personal best through interactions with our dedicated employees, whom we refer to as our teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Public Lands, Moosejaw and Going Going Gone! specialty concept stores and also offer our products online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming.
We celebrated our 75th anniversary as a Company in 2023 and are proud of our growth and accomplishments since our inception. We were founded and incorporated in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. when Richard “Dick” Stack, the father of Edward W. Stack, our Executive Chairman, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. In November 1997, we reincorporated as a Delaware corporation, and in April 1999 we changed our name to DICK’S Sporting Goods, Inc.

Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at dicks.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on the investor relations portion of our website (investors.dicks.com), free of charge, copies of our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to the Company’s fiscal year, which ends on the Saturday closest to the end of January each year.
Business Strategy
Since 1948, our Company has believed that sports have the power to change lives, and we are committed to bringing this belief to life through our athlete experience, brand engagement, differentiated product, and most importantly, our teammates. With this belief as our foundation, our common purpose is to create confidence and excitement by inspiring, supporting, and personally equipping all athletes to achieve their dreams. Driven by this common purpose and our commitment to all athletes, our mission is to:
•Create an environment where passionate and skilled teammates thrive;
•Create and build leading brands that serve and inspire athletes;
•Make a lasting impact on communities through sport; and
•Deliver shareholder value through growth and relentless improvement.
We believe that through this mission and our four key strategic pillars of athlete experience, teammate experience, differentiated product and brand engagement, we can be the best sports company in the world.
Strengthening and Evolving our Base
At DICK’s, we are reimagining the athlete experience and believe that innovation in our omni-channel athlete experience is at the heart of our growth strategies. We provide a wide range of in-store support services and have incorporated experiential in-store elements, powered by technology, to provide what we believe is an elevated athlete experience. Experiential in-store elements such as HitTrax® batting cages, Trackman® golf simulators and our premium full-service footwear decks inspire confidence in our athletes and reinforce the power of our expertise. We also provide our athletes with compelling visual presentation of our differentiated assortment by showcasing our key partners’ brands through branded shops, our House of Cleats footwear presentation and our soccer shops, which feature enhanced in-store elements including an elevated cleat shop, an expanded selection of licensed jerseys and soccer trial cages in select locations, which are all supported by specially trained in-store soccer experts to help better serve our athletes.
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
We believe we are creating the future of retail through our DICK’S House of Sport stores, which are built around experience, service, community and product. These stores provide experiential destinations for our athletes, drive strong engagement with our key brand partners, and continue to set us apart as a clear market leader within the sporting goods industry. Since 2021, we have opened twelve DICK’S House of Sport stores, with plans to open eight additional stores in 2024. By the end of 2027, we plan to have 75 to 100 DICK’S House of Sport stores nationwide.
We also launched our redesigned Golf Galaxy Performance Centers in 2021, which are equipped with Trackman golf technology and include an elevated staffing and service model to ensure our teammates become trusted advisors to golf enthusiasts of all levels. To date, we have opened 14 Golf Galaxy Performance Centers and we plan to have approximately 40 to 50 of these stores by 2027, including ten additional stores in 2024. We continue to develop and test new store prototypes and concepts to grow our business, while incorporating key learnings into the rest of our chain. For example, our next generation 50,000 square foot DICK’S store incorporates key athlete insights that we’ve gained from our DICK’S House of Sport stores, including premium experiences, an elevated service model and enhanced visual expressions.

Incubating and Growing New Concepts
In addition to innovating within our core business, we also incubate and grow new concepts. In 2021, we launched Public Lands, an omni-channel specialty concept for our outdoor athletes and in 2023, we acquired Moosejaw, a leading outdoor retailer, which we integrated with Public Lands to better serve the outdoor athlete in areas like bike, hike, paddle sports and camp. In addition to retail, we are building the first and best place to experience youth sports with GameChanger, a premier live streaming, scoring and statistics mobile app for youth sports, offered through a software-as-a-service platform on a subscription basis.
Deepening Brand Relationships and Differentiated Product
We carry a full range of products within each category, including premium items for the sports enthusiast. We believe our compelling industry-leading product assortment in each sporting goods category offers our athletes a wide range of good, better and best price points and enables us to address the needs of our athletes, from beginner to sports enthusiast, which distinguishes us from other large format sporting goods stores. We focus on those growth categories in which we believe an opportunity to gain market share exists. We support these growth categories with greater quantities of enthusiast product and improved presentation and in-stock positions.
We deliver a multi-brand experience to our athletes through our strong partnerships with industry leading national brands and our vertical brand assortment.
National brands
We carry a wide variety of well-known brands, including but not limited to adidas, Asics, Brooks, Callaway Golf, Carhartt, Columbia, Easton, Hoka, Jordan, New Balance, Nike, On, Patagonia, Peloton, PING, Stanley, TaylorMade, The North Face, Titleist, Under Armour and Yeti. We believe our ability to showcase an entire brand portfolio is valued by our strategic partners, and our relationships with key brands provide access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes and that further differentiate us from our competitors, such as our transformed footwear assortment offered through premium full-service footwear decks, which we have in over 80% of our DICK’S locations as of the end of 2023.
Vertical brands
Our vertical brands include brands that we own across hardlines and softlines and are available exclusively in our stores and online such as Alpine Design, CALIA, DSG, ETHOS, Fitness Gear, MAXFLI, Nishiki, Quest, Top-Flite, VRST, and Walter Hagen, as well as brands that we license from third parties including adidas (football), Cobra (golf), Marucci (baseball), Lotto (soccer equipment, footwear, socks), and Prince (tennis). These brands offer high-quality, on-trend products to our athletes with compelling technical and performance attributes while providing differentiation in our merchandise assortment at higher gross margins as compared to sales of similar products from national brands. Collectively, our vertical brands are our second largest brand, representing $1.6 billion, or approximately 13%, of consolidated net sales in fiscal 2023. We consider our vertical brand strategy to be a key area of opportunity to increase productivity in our stores and online, and we have invested in research, development and procurement staff to support its growth.
World-Class Omni-Channel Operating Model
We believe that when our athletes connect with the DICK’S Sporting Goods brand, they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. Like our athletes, we view retail as an omni-channel experience that seamlessly integrates our stores and online channels.
Our stores remain at the core of our omni-channel platform. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement through interactive in-store elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders, the ability to place online orders in our stores if we are out of stock in the retail store, buy-online, pick-up in store, curbside pickup and return, and same-day delivery capabilities with Instacart or DoorDash, all while offering direct, live access to well-trained and knowledgeable teammates. In fiscal 2023, approximately 80% of online sales were fulfilled directly by our stores, which serve as localized points of distribution, and they enabled over 90% of our total sales through online fulfillment and in-person sales.

We continually improve the functionality and performance of our eCommerce sites and mobile app, which has included a faster and more convenient checkout process with new payment options, greater visibility and accuracy of delivery dates, improved page responsiveness, enhanced integration of our ScoreCard loyalty program, new content development through our Pro Tips platform and localized website experiences. Additionally, we continue to leverage our omni-channel platform, fulfillment centers and our delivery partnership with FedEx, which have enabled us to provide our athletes with faster delivery times. We plan to continue investing in our athlete’s omni-channel experience to best serve the athlete whenever, wherever and however they want.
Data-Powered Technology Company
We have an expansive dataset of over 160 million athletes who account for over 80% of total sales. This includes active members from our ScoreCard Rewards loyalty program. In 2019, we launched ScoreCard Gold, which provides our top-tier athletes with more ways to earn ScoreCard points and member-only benefits, including early access to sales and product launches. Our loyalty program has over 25 million active members who account for over 70% of total sales, which includes 7 million active Gold athletes who account for over 45% of total sales. Over the past three years, we’ve acquired over 20 million new athletes.
We leverage the robust data in our database to enhance the athlete experience by engaging our athletes through digital marketing and providing them with personalized offers and communications. We also use data science to improve the speed at which we deliver products to our athletes through optimized order routing and to enhance our in-stock and merchandise availability positions.
Culture and Common Purpose
As stated in our mission, we strive to create an environment where dedicated, optimistic, authentic and high-integrity teammates thrive. We believe our teammates’ dedication to creating a positive experience for our athletes is part of what drives our success as a company, and we are committed to creating a great place to work for our teammates through competitive wages and benefits, promoting teammate safety, health and well-being, and providing learning and career development opportunities for all teammates.
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
We seek to expand our presence through the opening of new stores and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our athletes. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, which provides us with the opportunity to relocate, close, or renegotiate lease terms for these stores. In recent years, we have opportunistically opened new stores in under-penetrated markets and leveraged the significant flexibility within our existing real estate portfolio to capitalize on real estate opportunities as leases came up for renewal. While we plan to continue to leverage this flexibility to capitalize on future real estate opportunities, we plan to grow our square footage footprint in the upcoming year. Over the long-term, we plan to reposition our chain and grow our DICK’S House of Sport stores, Golf Galaxy Performance Centers and next generation 50,000 square foot DICK’S stores.

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
Merchandising and Purchasing
During fiscal 2023, we purchased merchandise from approximately 1,500 vendors, with Nike, our largest vendor, representing approximately 24% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2023 merchandise purchases. We do not have long-term purchase contracts with any of our vendors; all of our purchases from vendors are made on a short-term purchase order basis.
The following table sets forth the approximate percentage of our sales attributable to the following categories for the fiscal years presented:

	Fiscal Year
Category	2023	2022	2021
Hardlines (1)	38%	40%	44%
Apparel	33%	34%	34%
Footwear (2)	26%	24%	21%
Other (3)	3%	2%	1%
Total	100%	100%	100%
(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and fishing gear.
(2)Includes athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleats for team sports.
(3)Includes our non-merchandise sales categories, including in-store services, shipping and GameChanger revenues.
Additional information about our sales categories is included within Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of this Annual Report on Form 10-K.
Distribution and Customer Fulfillment
We currently operate five regional distribution centers which enable us to supply stores with merchandise, and in 2024 we plan to begin construction on a new regional distribution center that we expect to open in 2026. Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or stored temporarily. Our distribution centers are also responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores, which generally facilitates prompt and efficient distribution to our stores to enhance in-stocks, minimize freight costs and improve inventory turnover. During 2023, our stores received over 90% of their merchandise through our distribution network; the remaining merchandise was shipped directly to our stores from our vendors.
We leverage our store and distribution center network, our dedicated eCommerce fulfillment center and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our athletes and to minimize shipping costs.

Competition
The competition among retailers that sell sporting goods is highly fragmented, intensely competitive, and continually evolving. We compete with many retail formats, including large format sporting goods stores, traditional sporting goods stores, specialty stores, mass merchants and department stores, online retailers, and vendors selling directly to consumers through retail stores and online. We seek to attract athletes by offering a wide range of products that enable us to address the needs of all athletes, from beginner to enthusiast, and by utilizing distinctive merchandise presentation in stores to create a unique shopping environment. We differentiate ourselves from our competitors by showcasing our and key partners’ brands through brand shops and giving access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement. We also offer superior service both in-store and via a seamless omni-channel experience which includes buy-online, pick-up in store, curbside pickup and return, and same-day delivery capabilities with Instacart or DoorDash.
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
Proprietary Rights
We have a number of service marks and trademarks registered with the United States Patent and Trademark Office, including various versions of the following: “Alpine Design”, “CALIA”, “DICK’S”, “DICK’S House of Sport”, “DICK’S Sporting Goods”, “DSG”, “ETHOS”, “Fitness Gear”, “GameChanger”, “Going Going Gone!”, “Golf Galaxy”, “The GolfWorks”, “MAXFLI”, “Monarch”, “Nishiki”, “Primed”, “Public Lands”, “Quest”, “ScoreCard”, “ScoreRewards”, “Top-Flite”, “VRST” and “Walter Hagen”. We also have a number of registered domain names, including “dickssportinggoods.com”, “dicks.com”, “golfgalaxy.com”, “publiclands.com”, “goinggoinggone.com”, “calia.com”, “vrst.com”, and “gamechanger.com”. Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are described within Item 1A. “Risk Factors”.
We have also entered into licensing agreements for brands that we do not own, which provide for exclusive and/or non-exclusive rights to use names such as “adidas” (football), “Cobra” (golf), “Lotto” (soccer equipment, footwear, socks), “Marucci” (baseball) and “Prince” (tennis) for specified product categories or certain products and, in some cases, specified sales channels. These licenses are long-term business relationships and contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. “Risk Factors”.
Governmental Regulations
We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, may cause us to expend considerable resources. For additional information, refer to risk factors within Item IA. “Risk Factors”.
Social Responsibility
In addition to our common purpose of creating confidence and excitement by inspiring, supporting and personally equipping all athletes to achieve their dreams, we are committed to supporting youth sports in local communities. We sponsor thousands of teams in various sports and support the philanthropic efforts of our private corporate foundation, The DICK’S Sporting Goods Foundation. In partnership with The DICK’S Sporting Goods Foundation, in 2014 we launched our Sports Matter initiative, a philanthropic effort singularly focused on supporting youth sports. Through Sports Matter, we remain committed to addressing the barriers of participation in youth sports, including accessibility of equipment, safe recreational space to play, league costs to maintain youth sports programs in local communities and family registration fees often required for youth sport participation. Since the establishment of the Sports Matter initiative, the Company and The DICK’S Sporting Goods Foundation have committed over $190 million to help thousands of youth sports teams and give more than two million young athletes across all 50 states the chance to play.

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
Human Capital Management
As of February 3, 2024, we employed approximately 18,900 full-time and 36,600 part-time teammates. Total employment figures fluctuate throughout the year and typically peak during the fourth quarter in alignment with the holiday selling season. None of our teammates are covered by a collective bargaining agreement.
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
We are committed to equal pay for equal work independent of gender and race when establishing and maintaining wages. We achieved 100% female-to-male unadjusted median pay ratio in 2021 and have maintained that ratio through 2023.
Safety, Health and Well-Being
We are committed to ensuring the safety, health and well-being of our teammates. We have robust policies, procedures and training in place to ensure a safe environment across our organization, including a comprehensive crisis management plan that allows us to respond immediately to critical incidents involving people, company assets, our business or our reputation. We provide support to our teammates to enable them to maintain and improve their professional and personal lives, which includes an employee assistance plan, an onsite health and fitness center, and a childcare facility at our corporate headquarters, which we refer to as our Customer Support Center (“CSC”). We also provide opportunities for volunteerism and launched the Teammate Relief Fund to offer additional support to our teammates experiencing hardship.
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
Information About Our Executive Officers
The following table and accompanying narrative sets forth the name, age and business experience of our current Executive Officers as of March 15, 2024:

Name	Age	Position
Edward W. Stack	69	Executive Chairman
Lauren R. Hobart	55	President and Chief Executive Officer
Navdeep Gupta	51	Executive Vice President - Chief Financial Officer
Julie Lodge-Jarrett	48	Executive Vice President - Chief People and Purpose Officer
Ray Sliva	50	Executive Vice President - Stores
Vlad Rak	47	Executive Vice President - Chief Technology Officer
Elizabeth H. Baran	45	Senior Vice President - General Counsel and Corporate Secretary
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
Julie Lodge-Jarrett became our Executive Vice President - Chief People and Purpose Officer in March 2024. Ms Lodge-Jarrett joined DICK’S Sporting Goods in 2020 as Senior Vice President - Chief People and Purpose Officer and leads the overall talent and culture strategy for DICK’S, while also overseeing the organization’s philanthropy efforts through the DICK’S Foundation and Sports Matter Initiatives. Prior to joining DICK’S Sporting Goods, Ms. Lodge-Jarrett spent more than 21 years at Ford Motor Company where she held roles that included Chief Talent Officer; Chief Learning Officer; and HR VP, Greater China.
Ray Sliva became our Executive Vice President - Stores, in January 2023. Prior to joining DICK’S Sporting Goods, Mr. Sliva spent 23 years at Best Buy Co., Inc., where he most recently served as Chief People Officer and was responsible for leading a broad range of employee engagement initiatives. During his tenure at Best Buy, Mr. Sliva held various leadership roles including President of Retail, Senior Vice President of Retail Operations, Senior Vice President/Territory Manager, District Manager, Customer Experience Director, General Manager and District Human Resources Manager.
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

Elizabeth H. Baran became our Senior Vice President - General Counsel and Corporate Secretary in January 2024. Ms. Baran joined DICK’S Sporting Goods in 2010 and has served in a variety of leadership roles throughout her tenure. She is responsible for leading the legal, compliance, risk, internal audit and sustainability functions. Prior to joining DICK’S, Ms. Baran was in private practice with Troutman Pepper as a corporate, securities and M&A attorney where her clients included professional sports teams, international manufacturing companies, private equity groups and non-profits.

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Macroeconomic Conditions

Macroeconomic conditions may adversely affect consumer discretionary spending and our business, operations, liquidity, and financial results.

Our business depends on consumer discretionary spending, which can be adversely affected by many factors outside of the Company’s control, including general economic conditions, such as inflation; elevated interest rates and recessionary pressures; adverse changes in consumer disposable income; the reinstatement of student loan payments; consumer confidence and perception of economic conditions, including the instability in the banking sector; geopolitical conflicts (including the conflicts in the Ukraine and the Middle East) and the threat or outbreak of further conflicts, terrorism or public unrest; wage and unemployment levels; consumer debt and the costs of basic necessities and other goods; pandemics, epidemics, contagious disease outbreaks and other public health concerns, which may result in a decrease in athlete traffic, comparable store sales, and average value per transaction and might cause us to utilize pricing strategies that will have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, and financial results, particularly if consumer spending levels are depressed for a prolonged period of time.

Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.

The market for sporting goods retailers is highly fragmented, intensely competitive, and continually evolving. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores; internet-based and direct-sell retailers; and from vendors that sell directly to customers. Our competitors include companies that have greater market presence (both brick and mortar and online), name recognition and financial, marketing, and other resources than we do. An inability to successfully respond to competitive pressures could have a material adverse effect on our results of operations or reputation. In addition, our industry is experiencing continued technological developments and innovations (including the use of artificial intelligence (“AI”) and machine learning); if we are unable to provide enhancements and new features to our existing platforms or innovate quickly enough to keep pace with our industry peers, our business could be harmed.

Further, the ability of consumers to compare prices in real-time puts additional pressure on us to maintain competitive pricing. If we are unsuccessful in our varied marketing and advertising strategies, especially via online and social media platforms, we could lose athletes and our sales could decline. An inability to otherwise successfully respond to competitive pressures could have a material adverse effect on our results of operations, reputation or profitability.

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

We rely upon third-party transportation to deliver products from vendors and our manufacturing facilities to our distribution centers, from our distribution centers to our stores, and directly to our athletes using our omni-channel platform. Consequently, our results may be adversely affected by those factors impacting transportation, including the price of fuel, slower transport times resulting from geopolitical conflicts (including the conflicts in Ukraine and the Middle East) and the threat or outbreak of further conflicts, terrorism or public unrest and other challenges impacting ocean trade routes, and the availability of aircraft, ships, trucks, trains, and qualified personnel to operate them. The price of fuel and demand for transportation services has fluctuated significantly in recent years and has resulted in increased transportation costs for us and our vendors.

Labor and employee shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. Our business is also highly dependent on the shipping and trucking industry to deliver products to our distribution centers and our stores. Our results of operations may be adversely affected if we, or our vendors, are unable to secure adequate and timely transportation resources at competitive prices to fulfill our delivery schedules to our distribution centers or our stores. Further, difficulties in moving products manufactured overseas through established trade routes and then through the ports of North America, whether due to ongoing geopolitical conflict or other global or regional conflicts, port congestion or inaccessibility, government shutdowns, labor disputes, product regulations and/or inspections, changes in laws or other factors, including natural disasters, or health pandemics, could negatively affect our business.

A significant amount of our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, currency exchange rate fluctuations, shipment delays and supply chain disruptions, and political instability, which could cause our sales and/or profitability to suffer.

Many of the products that we purchase as well as most of our vertical brand merchandise, are manufactured abroad. Foreign imports subject us to risk relating to changes in import duties and quotas, the introduction of U.S. taxes on imported goods or the extension of U.S. income taxes on our foreign suppliers’ sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of “most favored nation” status with the U.S., freight cost increases and economic and political uncertainties and conflict. We may also experience shipment delays caused by shipping port constraints (including inaccessibility to or delays on vital trade routes), labor strikes, work stoppages, acts of war, terrorism and global conflicts, or other supply chain disruptions, including those caused by extreme weather due to climate change or otherwise, natural disasters, and pandemics and other public health concerns.

If any of these or other factors, including heightened tensions between the U.S. and foreign nations, including China and Russia, as well as other regions of U.S. national security concern, such as the Middle East, were to cause a disruption of trade through the imposition of sanctions, additional tariffs, geopolitical risk, trade remedy action, trade route inaccessibility, or other restraints on trade from the countries in which our vendors’ supplies or our vertical brand products’ manufacturers are located, our inventory levels may be reduced and/or the cost of our products may increase. We may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition. Also, the prices charged by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar and the price of raw materials, which could cause the cost of our products to increase and negatively impact our sales or profitability.

Risks Related to Our Operations and Reputation

If we are unable to predict or effectively react to changes in consumer demand or shopping patterns, we may lose athletes and our sales may decline.

Our success depends in part on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and trends, and shopping patterns, which are subject to continual change and evolution. We have adopted a fully omni-channel business model, as we strive to deliver a seamless shopping experience to our athletes through both online and in-store shopping experiences. For example, we must meet athletes’ expectations with respect to, among other things, creating appealing and consistent online experiences while also offering localized assortments of merchandise to appeal to local/regional geographic and demographic tastes; offering differentiated and premium products and desirable in-store experiences; delivering elevated customer service; and providing fast, accurate and reliable delivery and pick-up, and convenient return options. Our athletes have expectations about how they shop in stores or through eCommerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels, including social media), which may vary across demographics and may evolve rapidly. If we are unable to provide an omni-channel shopping experience across all channels that aligns with our athletes’ expectations and preferences, it could have an adverse impact on the results of our operations.

We often make advanced commitments to purchase products, which may make it more difficult for us to adapt to rapidly evolving changes in consumer preferences and trends. The COVID-19 pandemic created a shift in consumer demand, resulting in an increase in demand in certain categories due to the renewed interest and perceived importance of health and fitness, participation in socially distant and outdoor activities, and a shift toward athletic apparel, athleisure, and active lifestyle products. It is uncertain whether or the extent to which these trends will continue and whether any future pandemic or similar public health event would have the same or similar impact.

Furthermore, ongoing supply chain challenges as a result of geopolitical conflicts in Ukraine and the Middle East, and other factors may make it difficult to obtain certain in-demand products. Our sales could decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, and inventory write-downs.

Our vertical brand offerings and new specialty concept stores expose us to potential increased costs and certain additional risks.

We develop and offer our athletes vertical brand products that represent approximately 13% of our overall sales, generally carry higher margins than equivalent national brand products, and are not available from other retailers. We expend considerable resources to develop new brands and continually seek to improve and expand our current vertical brand offerings. Unexpected or increased costs or delays in development of the brand, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands and shopping patterns regarding sporting goods, or a determination that consumer demand no longer supports the brand could cause us to curtail or abandon any of our new brands at any time, which could result in asset impairments and inventory write-downs. Additional risks relating to our vertical brand offerings include increased potential product liability and product recalls for which we do not have third-party indemnification and contractual rights or remedies (including product safety concerns); increased reputational risks related to the responsible domestic and international sourcing of our vertical brand products; increased costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to anticipate consumer trends and styles; and our ability to utilize talent and other generational advertising techniques to reach the relevant market specific to each vertical brand.

We have also developed and may in the future develop and introduce new store concepts and formats or expand upon existing formats, which may require considerable resources, and there is no assurance that these initiatives will be successful. We have also included a variety of experiential opportunities in our current store concept offerings, such as climbing walls, fields, ice rinks, and other in-person activations. Issues that may pose potential risks for our new store concepts, formats and enhanced experiential opportunities include: increased potential liability for bodily injury to athletes or teammates; increased liability for property damage; increased costs for implementing, installing, building, repairing, and maintaining our experiential concepts or creating new concepts; our ability to attract and retain teammates with specific skill sets as it relates to experiential concepts; our ability to anticipate consumer trends or engaging activities; increased reputational risks related to community involvement, giving, and other activations at a localized level; increased risk related to competitors attempting to create similar concepts to gain market share; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.

Harm to our reputation could adversely impact our ability to attract and retain athletes and teammates.

Negative publicity or perceptions involving us or our brands, products, vendors, foreign manufacturers, spokespersons, influencers, marketing and other partners, or failure to detect, prevent, mitigate or address issues giving rise to reputational risk, could adversely impact our reputation, business, results of operations, and financial condition, and may adversely impact our ability to attract and retain athletes and teammates. Issues that might pose a reputational risk include: an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cybersecurity measures to protect against data breaches; failure of our data governance and privacy programs to protect against data misuse; product liability, recalls, and boycotts; our handling of issues relating to environmental, social, and governance (“ESG”) matters, including our response to ESG matters and the perceived transparency (or lack thereof) regarding our progress toward certain ESG goals and initiatives and ultimately, whether we are able to meet our published ESG goals and initiatives; our social media activity; failure to comply with applicable laws and regulations (including those in other countries where we manufacture goods); our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity and athlete spokespersons, influencers and other partnerships or group affiliations; our real estate strategy and selection of new store openings or relocations; concerns surrounding labor, environmental, workplace safety and other practices that may vary from U.S. standards in any of our foreign manufacturers, whether directly or indirectly; and any of the other risks enumerated in these risk factors. Furthermore, the prevalence of social media and a constant, on-demand news cycle may accelerate and in the short-term increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

Our strategic plans and initiatives may initially result in a negative impact on our financial results, and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.

Our ability to successfully implement and execute our strategic plans and initiatives depends on many factors, some of which are out of our control. Our focus on long-term strategic investments, including investments in our technology and other digital capabilities, (such as AI and machine learning), our eCommerce platform, improvements to the athlete experience in our stores and online, our supply chain, enhancements to our ScoreCard loyalty program, the continued development of our vertical brands and specialty store concepts, expansion of our real estate portfolio (including store remodels, experiential concepts and relocations), and improving teammate productivity through strategic talent investments and otherwise may require changes to our existing cost structure and/or significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return. Additionally, any new initiative is subject to certain risks, including athlete acceptance, competition, product differentiation, our ability to successfully implement technological initiatives, and the ability to attract and retain qualified personnel to support the initiative.
Further, strategies deployed to better resource for future growth and manage various cost categories may require expenditures in the short-term and otherwise may not achieve the desired savings results within the anticipated time frame, or at all.

An inability to execute our real estate strategy could affect our financial results.

Our financial performance depends on our ability to grow our DICK’S House of Sport, next generation 50,000 square foot DICK'S and Golf Galaxy Performance Center stores. There is no assurance that we will be able to locate, and obtain control of, adequate desirable real estate to support such growth. Additionally, our ability to negotiate favorable lease, purchase or operating terms depends on conditions in the real estate, capital and construction markets, including competition for desirable properties; our relationships with current and prospective landlords, property owners and shopping center or mall operators; construction costs; the availability of labor and materials; access to sufficient capital and/or financing vehicles, such as sale-leasebacks; local regulations; private restrictions; third party or political opposition; and other factors that are not within our control. We may incur costs that are excessive and cause operating margins and/or our return on investment to be below acceptable levels if we are unable to negotiate appropriate terms.

Our financial performance is further dependent on our ability to reposition and optimize our existing retail real estate portfolio, including opening new stores and relocating existing stores in desirable locations, and, where appropriate, consolidating the stores serving particular markets to maximize efficiencies; renewing or extending leases; restructuring leases to obtain more favorable renewal terms; refreshing and remodeling existing stores; if necessary, closing underperforming and poorly located stores; and where appropriate, repurposing real estate holdings to provide specialty concept opportunities or ancillary retail support to other stores in the market. If any aspect of our growth and/or repositioning strategy does not achieve the success we expect, in whole or in part, we may fail to meet our performance expectations.

Our stores are primarily located in shopping centers or malls in regional shopping areas. Accordingly, the success of our stores depends on several factors, including the sustained success and relevance of the shopping center, mall and/or retail node where the store is located; consumer demographics; consumer shopping habits and patterns; our ability to adjust store operating models to adapt to these changing patterns; the local competitive positioning; trade area demographics and economic factors for each location; the primary term lease commitment and long-term lease option coverage for each store; and the occupancy costs relative to market. Changes in consumer shopping habits and patterns, reduced customer traffic in the shopping centers, malls and/or retail nodes where our stores are located, financial difficulties of our landlords, property owners or the shopping center operators, anchor tenants or a significant number of other retailers, and vacancies or closures, could impact the profitability of our stores and increase the likelihood that our landlords, property owners or the shopping centers operators fail to fulfill their obligations and conditions under our lease agreements or governing documents. We may need to respond to declines in customer traffic or conversion rates by increasing markdowns or promotions to attract athletes and/or increasing marketing spend, which could adversely impact our financial results.

If an existing store is not profitable, we might be required to record an impairment charge and we may not be able to terminate the lease or sell the real estate associated with the underperforming store. Further, closing stores generally result in certain short-term economic consequences, such as, ongoing rent payment obligations or other expenses for the balance of the lease term or ownership period, termination charges in connection with a lease or, if the property is owned, costs, expenses and losses in connection with a sale or other asset disposition. We may remain liable for certain post-assignment or sublease obligations if the assignee, sublessee, or tenant, as applicable, does not perform.

Our business relies on our distribution and fulfillment network and our CSC. An inability to optimize this network or a disruption to the network, including delays or failures by independent third-party transportation providers, could cause us to lose merchandise, be unable to effectively deliver merchandise to our stores and athletes, and could adversely affect our financial condition and results of operations.

The ability to optimize our distribution and fulfillment network, which includes our distribution centers, eCommerce fulfillment center, and our stores that serve as forward distribution points, in a way that avoids disruptions and maximized efficiencies, is dependent on a variety of factors, many of which are beyond our control, including severe weather conditions, natural disasters, pandemics or other catastrophic events, problems with our information technology systems, labor or employee disagreements, supply chain disruptions or other shipping problems, and general economic and real estate conditions.

We may not be able to maintain our existing distribution and fulfillment network if the cost of the facilities increases or the location of a facility is no longer desirable. In those cases, we may not be able to locate suitable alternative sites or modify or enter into new leases on acceptable terms and we may need to increase reliance on our store network, third-party logistic fulfillment centers, our distribution centers, and vendors to help meet our fulfillment needs. An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters or closures of distribution and fulfillment centers) at any of these facilities might impair our ability to adequately stock our stores, process returns of products to vendors and fulfill eCommerce orders at the speed expected by athletes, increase costs associated with shipping and delivery, damage a material portion of our inventory, and otherwise negatively affect our operations, sales, profitability, and reputation.

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

Unauthorized use or disclosure of sensitive or confidential athlete, teammate, vendor or Company information could result in substantial costs and reputational damage, harm to our business and standing with our athletes and could subject us to litigation and enforcement actions.

The protection of our data, including athlete and teammate data, is critical. We collect, receive, store, manage, transmit and delete confidential athlete data, including payment card and personally identifiable information, in the normal course of customer transactions, as well as other confidential and sensitive information, such as personal information about our teammates and our vendors, and confidential Company information. We also work with third-party vendors and service providers that provide technology, systems, and services that we use in connection with the collection, storage, and transmission of this information. We have implemented a cybersecurity function and governance process, and we regularly review and update our systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss, as well as detect, contain, and respond to data security incidents. Our processes for assessing, identifying, and managing material risks from cybersecurity and data threats are discussed within Item 1C. “Cybersecurity.” Although we have taken measures to protect our confidential information and that of our athletes, teammates, and others, and ensure business continuity, we may be unable to anticipate security incidents or implement adequate measures, as cyber threats and the techniques used in cyberattacks are changing, developing, and evolving rapidly, including from emerging technologies such as advanced forms of artificial intelligence (AI) and machine learning. In addition, the intentional or negligent actions of third parties, business associates or teammates may undermine our existing security measures and allow unauthorized parties to obtain access to our data systems and misappropriate confidential data. Although we conduct regular trainings as part of our cybersecurity and data privacy efforts, the training does not guarantee prevention of successful cyberattacks.

While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable cybersecurity and/or privacy laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business, athlete experience, reputation or investor confidence.

Further, the data privacy and cybersecurity regulatory environment is constantly changing, with new and increasingly rigorous and complex requirements. Maintaining our compliance with those requirements, including state and local consumer privacy laws and federal cybersecurity disclosure requirements, may require significant effort and cost, require changes to our business practices, and limit our ability to obtain data used to provide a personalized customer experience or other marketing and advertising. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits, or reputational damage.

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

Our information systems, including our back-up systems, are subject to damage or interruption from power outages; computer and telecommunications failures; malicious computer programs; denial-of-service attacks; security breaches (through cyberattacks from cyberattackers or sophisticated organizations or through negligent or intentional actions of teammates); catastrophic events; and usage errors by our teammates. Additionally, we have adopted a hybrid remote work environment which relies on the efficiency and functionality of our information systems. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction, or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.

In addition, the development, adoption, and use of generative AI technologies and machine learning are still in their early stages; ineffective or inadequate AI and machine learning development or deployment practices by us or by third parties, including vendors, could result in unintended consequences. For example, AI or machine learning algorithms that we use may be flawed or based on datasets that are biased, incomplete or insufficient. In addition, any latency, disruption, or failure in our AI or machine learning systems or infrastructure could result in operational delays or errors. Developing, testing, and deploying resource-intensive AI and machine learning systems may require additional investment and increase our costs.

We may be unable to attract, train, engage and retain key teammates and to adequately respond to teammate organizing efforts.

Our long-term success and ability to implement our strategic and business planning processes depends on our ability to attract, retain, train and develop key and qualified teammates in all areas of the organization, including store managers and sales associates, teammates who staff our distribution centers, executive and management level talent, and professionals to implement our technology and other strategic initiatives. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, equity compensation, unemployment levels, and health and other insurance costs; adoption of new work models and policies regarding on-site and remote work; immigration, federal and state minimum wage requirements, and benefit costs; changing demographics; and our reputation within the labor market. If we are unable to attract and retain a workforce that meets our needs, our operations, service levels, support functions, and competitiveness could suffer, and our results could be adversely affected.

We also cannot predict whether any unionization or other organizing efforts could occur with our teammates. Any such efforts could increase our costs and negatively impact our operational flexibility. Our response to any such efforts could be perceived negatively and harm our business and reputation.

The loss of one or more of our key executives or the inability to successfully attract and retain executive officers or implement effective succession planning strategies could have a material adverse effect on our business.

Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract and retain executive management. All teammates, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our teammates. The loss of any one of our executive management, including our President & Chief Executive Officer, Lauren Hobart, or other key personnel could seriously harm our business. Additionally, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success. Furthermore, our success depends on continued service from Edward W. Stack, our Executive Chairman, who began operating the Company in 1984 and continues to oversee our merchandising group and key strategic growth initiatives. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities, and challenges that we and the industry face. If Mr. Stack no longer serves a role in our business, our results could be materially adversely affected.

The seasonality of certain categories of our operations, along with the current geographic concentrations of our stores, exposes us to certain seasonal influences and weather-related risks.

Our business is subject to seasonal influences and certain holidays and sports seasons during the year. Many of our stores are in geographic areas that experience seasonally cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Historically, our highest sales and operating income results have occurred during our second and fourth fiscal quarters, which is partly due to golf and team sports sales during the second quarter and partly due to the winter holiday season and our strong sales of cold weather sporting goods and apparel in the fourth quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. However, poor performance during a quarter because of slow holiday seasons or unseasonable weather conditions, including unusually warm weather in the winter months or abnormally wet or cold weather in the spring or summer months, whether due to climate change or otherwise, could have a material adverse effect on our business, financial condition, and operating results for the entire fiscal year.

Furthermore, extreme weather conditions and natural disasters caused by climate change or otherwise and other catastrophic events in the areas in which our stores or distribution centers and fulfillment centers are located could negatively impact consumer shopping patterns, consumer confidence and disposable income, create interruptions to our business, or otherwise could have a negative effect on our financial performance. Natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for customers to travel to our stores. Extreme weather conditions and/or natural disasters, or other catastrophic events in areas where we or our vendors have operations, including our stores and our distribution and eCommerce fulfillment centers, could result in disruption or delay of production and delivery of merchandise and products in our supply chain and cause staffing shortages in our stores, negatively affecting our business and results of operations.

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

Our ability to effectively manage our inventory is a key component of the success of our business. We have historically experienced loss of inventory (also referred to as inventory shrinkage) due to damage, theft (including from organized retail crime), and other causes. We have recently experienced, and may continue to experience elevated levels of inventory shrink relative to historical levels, which have adversely affected, and could continue to adversely affect, our business, results of operations and financial condition. In addition, sustained high rates of inventory shrink at certain stores could impact the profitability of those stores and result in asset impairments.

We must also maintain the safety of our store teammates and athletes. Elevated levels of shrink or an unsafe store environment requires operational or strategic changes that may increase our costs and adversely impact our reputation and the teammate or athlete in-store experience.

Risks Related to Our Class B Common Stock and Other Anti-Takeover Mechanisms

We are controlled by holders of our Class B common stock, whose interests may differ from other stockholders.

Holders of our Class B common stock, who consist of our Executive Chairman, Mr. Edward W. Stack, his relatives, and various trusts established for the benefit of their families, control a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of the holders of Class B common stock may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree.

The issuance of Class B common stock and other anti-takeover mechanisms could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation, as amended, and our Second Amended and Restated Bylaws as well as provisions of Delaware law could discourage, delay, or prevent a merger, acquisition, or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include: authorizing the issuance of Class B common stock; authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt; prohibiting the use of cumulative voting for the election of directors; prohibiting stockholder action by partial written consent and requiring all stockholder actions to be taken at a meeting of our stockholders or by unanimous written consent if our Class B common stock is no longer outstanding; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters to be acted upon by stockholders at stockholder meetings. In addition, the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns 15% or more of our common stock.

Risks Related to Third Parties and Legal and Regulatory Requirements

We depend on our suppliers, distributors, and manufacturers to provide us with sufficient quantities of quality products in a timely fashion.

In fiscal 2023, we purchased merchandise from approximately 1,500 vendors. Purchases from Nike represented approximately 24% of our total merchandise purchases. Although in fiscal 2023 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand in a timely manner if there are disruptions in our relationships with key suppliers, which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards, whether because of supply chain disruptions or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising, which are not guaranteed. A decline or discontinuation of these incentives could reduce or eliminate our profit margins.

We are subject to costs and risks associated with laws and regulations affecting our business.

We are subject to a wide array of laws and regulations that expose us to compliance and litigation risks that could negatively affect our operations and financial results. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability and consumer protection; eCommerce (including AI and machine learning); data protection and data usage; privacy (including new and emerging privacy laws); advertisement and marketing; labor and employment (including employee safety); taxes, including changes to tax rates and new taxes, tariffs, and surcharges; knives, food items or other regulated products; accounting, corporate governance and securities, including adequate disclosure; custom or import; intellectual property; and social, environmental and/or climate change, including programs, transparency and reporting. Although no longer actively sold in our stores, we also remain subject to regulations relating to firearms and ammunition, due to our historical sale of those items. Establishing the necessary internal infrastructure to allow for the monitoring and other compliance requirements required by these new laws and regulations and enforcement efforts requires expenditure of considerable Company resources.

Further, to the extent that another pandemic or similar public health event occurs, we could be subject to another period of store closures or other potential governmental regulations, whether at the local, state, or federal level(s) (including requiring a reduction in work force), which would likely have a significant adverse effect on our financial condition and results of operations.

Our sales and operating results could be adversely affected by product safety and labeling concerns.

If the products that we offer, whether via national brands or our vertical brands, do not meet applicable safety or labeling standards or our athletes’ expectations regarding safety or labeling of products, we could experience decreased sales, increased costs, and/or be exposed to legal and reputational risk. Our vendors must comply with applicable product safety and labeling laws, and we are dependent on them to ensure that the products we buy comply with all safety and labeling standards. Negative customer perceptions regarding the safety, sourcing and labeling of the products we sell, and events that give rise to actual, potential, or perceived product safety or labeling concerns could expose us to government enforcement action and/or private litigation. Furthermore, reputational damage caused by real or perceived product safety or labeling concerns could have a negative impact on our sales and operating results.

We may be subject to various types of litigation and other claims, and our insurance may not be sufficient to cover damages related to those claims.

From time-to-time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with property owners, landlords and vendors, company policies, workplace injuries and other matters. We may incur losses relating to claims filed against us, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability or workers’ compensation insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.

We no longer sell firearms and ammunition in any of our stores, however, because we sold firearms and ammunition throughout our Company history, the risks discussed in this paragraph remain applicable as it is possible that inventory previously sold remains in circulation. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and state laws and regulations. Any improper or illegal use by our athletes of ammunition or firearms sold by us could have a negative impact on our reputation and business. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws and regulations as mandated by state and federal law and related to our policies on the sale of firearms and ammunition, or due to lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition.

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

Our effective income tax rates could be unfavorably impacted by several factors, including changes in the valuation of deferred tax assets and liabilities; other changes in applicable tax laws, regulations, treaties, interpretations, and other guidance, including the Inflation Reduction Act; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdictions. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.

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

Our ability to make scheduled payments on or to refinance our debt obligations, including the Senior Notes and our Revolving Credit Facility, will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes or the Revolving Credit Facility. We may not be able to take any of these actions, these actions may not be successful or may not permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
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

In addition, our Revolving Credit Facility contains certain restrictive covenants, including covenants that limit certain of our subsidiaries’ ability to incur additional unsecured indebtedness, and our Revolving Credit Facility and the indenture that governs our Senior Notes contain provisions that limit the Company’s and certain of our subsidiaries’ ability to incur secured indebtedness and our ability to sell all or substantially all of our assets, in each case subject to a number of exceptions and qualifications, among other things. Any future indebtedness that we may incur may contain, restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in our other indebtedness becoming immediately payable in full.

Provisions in the indenture governing the Senior Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the indenture governing the Senior Notes could make a third-party attempt to acquire us more difficult or expensive. For example, under the indenture governing the Senior Notes, if a takeover results in a change of control triggering event, then noteholders will have the right to require us to repurchase their Senior Notes for cash equal to 101% of the aggregate principal amount of such notes. In this and in other cases, our obligations under the indenture governing the Senior Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.  CYBERSECURITY
Risk Management/Strategy
The protection of our data, including athlete and teammate data, is critical to the Company’s strategy of being a trusted advisor throughout the athlete and teammate experience. Cybersecurity is integrated into the Company’s Enterprise Risk Management framework and is overseen by management and the Audit Committee.

The Company’s Cybersecurity team, led by the Company’s Chief Information Security Officer (“CISO”), works in close partnership with multiple internal constituencies to monitor and focus on current and emerging data security matters across the Company and with third parties while implementing and enabling industry-accepted cybersecurity risk management and compliance frameworks and programming, including the NIST Cybersecurity Framework. Internal and third-party risks are reviewed, monitored, and managed by the Company's Cybersecurity and Privacy teams, audited by an Internal Audit team and various external parties. The Company regularly engages third-party experts to assess the effectiveness of its cybersecurity programs. Additionally, the Company continually invests in skilled personnel; recurring training, processes, and procedures; insurance coverages; and numerous technologies to keep pace with current threats; trends; and an ever-evolving legal, regulatory, compliance, and risk landscape with respect to cybersecurity.
The Company has implemented a Cybersecurity Incident Response Plan (the “IR Plan”) and framework to appropriately detect, contain and respond to cybersecurity incidents. The IR Plan identifies protocols for incident classification, the use of third-party service providers where applicable, processes for notification and internal escalation of information to senior management and the Audit Committee, and processes for materiality review. The IR Plan is reviewed and updated, as necessary, under the leadership of the Company’s CISO. Additionally, the Company maintains processes to assess the risks associated with third parties that store, transmit, or process sensitive Company data.
While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business, athlete experience, reputation or investor confidence. See Item 1A. “Risk Factors” for more information on the Company’s cybersecurity-related risks.
Governance
The Audit Committee provides oversight of our cybersecurity risk management, as the security of athlete and teammate data continue to be Company-wide priorities. Our cybersecurity risk management is led by our CISO, who has more than 24 years of experience leading cybersecurity capabilities and management of cybersecurity risk. The CISO reports to the Company’s Chief Technology Officer, who reports directly to the Company’s Chief Executive Officer. The CISO provides quarterly (or more often, if necessary) updates to the Audit Committee and periodic updates to the full Board, regarding existing and new cybersecurity risks, including how management is mitigating those risks. The CISO and the broader cybersecurity team is responsible for detecting, containing, and responding to cybersecurity incidents as documented within the IR Plan.

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

As of February 3, 2024, we operated 855 stores in 47 states. The following table sets forth the number of stores by state:

State	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total (3)
Alabama	13	1	14
Arizona	9	3	12
Arkansas	4	1	5
California	57	7	64
Colorado	16	2	18
Connecticut	11	3	14
Delaware	3	1	4
District of Columbia	1	—	1
Florida	48	9	57
Georgia	23	3	26
Idaho	6	1	7
Illinois	32	5	37
Indiana	20	2	22
Iowa	7	2	9
Kansas	10	2	12
Kentucky	12	2	14
Louisiana	8	—	8
Maine	4	—	4
Maryland	17	3	20
Massachusetts	18	4	22
Michigan	21	5	26
Minnesota	10	4	14
Mississippi	7	—	7
Missouri	13	2	15
Nebraska	4	1	5
Nevada	4	2	6
New Hampshire	7	—	7
New Jersey	19	4	23
New Mexico	4	—	4
New York	43	3	46
North Carolina	31	7	38
North Dakota	1	—	1
Ohio	36	10	46
Oklahoma	7	2	9
Oregon	10	2	12
Pennsylvania	39	10	49
Rhode Island	2	1	3
South Carolina	11	3	14
South Dakota	1	—	1
Tennessee	17	3	20
Texas	48	9	57
Utah	5	2	7
Vermont	2	—	2
Virginia	27	6	33
Washington	16	—	16
West Virginia	6	—	6
Wisconsin	13	4	17
Wyoming	1	—	1
Total	724	131	855

(1)As of February 3, 2024, includes twelve DICK'S House of Sport stores, including nine new openings during fiscal 2023, which were either converted or relocated from prior store locations.
(2)Includes our Golf Galaxy, Public Lands, Going Going Gone! and Moosejaw specialty concept stores. As of February 3, 2024, we operated 104 Golf Galaxy stores in 35 states, seven Public Lands stores in seven states, 17 Going Going Gone! stores in 15 states and three Moosejaw stores in three states. In some markets we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store counts, as applicable. As of February 3, 2024, we operated 18 combo stores.
(3)Excludes Warehouse Sale store locations that are temporary in nature, of which we operated 36 and 43 as of February 3, 2024 and January 28, 2023, respectively.

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

The land on which our CSC is built is subject to an underlying ground lease with Allegheny County Airport Authority, which expires in 2038. During 2024 we plan to begin construction on a new regional distribution center that is currently expected to be operational in 2026.

ITEM 3.  LEGAL PROCEEDINGS
On February 16, 2024, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund filed a purported class action complaint against the Company and certain of our executive officers and directors in the United States District Court for the Western District of Pennsylvania (Case No. 2:24-cv-00196-KT), purportedly on behalf of all purchasers of our common shares between May 25, 2022 and August 21, 2023. The complaint alleges that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions about the Company’s business and financial condition, including regarding the Company’s inventory, margins, and business prospects. The complaint seeks relief including unspecified damages and an award of costs and expenses, including attorneys’ fees. The Company does not believe the complaint states any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
We and our subsidiaries are involved in various other proceedings that are incidental to the normal course of our business. As of the date of this Annual Report on Form 10-K, we do not expect that any of such other proceedings will have a material adverse effect on our financial position or results of operations.

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
As of March 22, 2024, there were 231 and 16 registered holders of our common stock and Class B common stock, respectively.
Comparison of 5 Year Cumulative Total Return
The following graph compares the performance of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on February 1, 2019 in our common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to common stock repurchases made during the three months ended February 3, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
October 29, 2023 to November 25, 2023	557	$113.05	—	$779,565,161
November 26, 2023 to December 30, 2023	3,946	$137.78	—	$779,565,161
December 31, 2023 to February 3, 2024	2,431	$145.93	—	$779,565,161
Total	6,934	$138.65	—

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
Business Overview
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Public Lands, Moosejaw and Going Going Gone! specialty concept stores, and also offer our products online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year, which ends on the Saturday closest to the end of January each year.
Through our strategic pillars of athlete experience, teammate experience, differentiated product and brand engagement, we have transformed our business to drive sustained profitable growth. As part of our strategy, we have meaningfully improved our merchandise assortment through strong relationships with our key brand partners, which provides access to highly differentiated product, and our vertical brands. We have also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to engage our athletes. Lastly, we continue to innovate in our omni-channel athlete experience through our DICK’S House of Sport stores, Golf Galaxy Performance Centers and our next generation 50,000 square foot DICK’S store. Consumers have also made what we believe will be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products.
As a result of our core strategies, foundational improvements and these strong secular consumer trends, net sales increased 48.4% in fiscal 2023 compared to fiscal 2019, while our pre-tax income as a percentage of net sales grew from 4.7% in fiscal 2019 to 10.2% in fiscal 2023. A key driver of our future omni-channel growth will include repositioning our portfolio to grow our DICK’S House of Sport stores, Golf Galaxy Performance Centers and next generation 50,000 square foot DICK’s stores.

Business Optimization
During 2023, we completed a business optimization to better align our talent, organizational design and spending in support of our most critical strategies while also streamlining our overall cost structure (the “Business Optimization”). As part of our Business Optimization, we eliminated certain positions primarily at our customer support center and optimized our outdoor business, which included the integration of our Moosejaw and Public Lands operations, decisions about their go-forward inventory assortment and a comprehensive review of their store portfolios and closure of ten Moosejaw stores. We incurred pre-tax charges of $84.8 million from our Business Optimization, including $46.1 million of non-cash impairments of store and intangible assets, $26.7 million of severance-related costs and a $12.0 million write-down of inventory.
Field & Stream Exit
During the fourth quarter of 2022, we decided to exit the Field & Stream brand (the “Field & Stream Exit”). We converted the remaining 17 Field & Stream stores, the majority of which were part of a DICK’S and Field & Stream combo store, to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores. We closed twelve of these stores for conversion during the fourth quarter of 2022 and incurred pre-tax charges totaling $30.1 million, which included $28.5 million of non-cash impairment of store assets, $0.8 million of severance and a $0.7 million write-down of inventory. Additionally, we sold the Field & Stream trademark in fiscal 2023 for proceeds near its carrying value.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including inflationary pressures, the expiration of student loan payment deferments, and the potential impact of elevated interest rates, which could impact consumer discretionary spending behavior and the promotional landscape in which we operate. In addition, disruption of supply chains, including factory closures and port congestion, resulted in apparel overages in fiscal 2022 from late arriving inventory and elevated container and transportation costs which began to moderate during the second half of fiscal 2022. We took actions during the third and fourth quarter of fiscal 2022 to address these targeted inventory overages.
Overview of current trends affecting 2023
•Within merchandise margin, we have experienced higher inventory shrink relative to historical levels, which has been noted throughout the retail industry. As a percentage of net sales, inventory shrink was approximately 50 basis points higher than 2022 on a full year basis. We expect inventory shrink in the first quarter of 2024 to remain higher than the comparable 2023 period, until the trend is reflected in the results of the current and prior year periods beginning in the second quarter of 2024.
•Following the moderation in elevated container and transportation costs that began in the second half of 2022, supply chain costs were lower in 2023. We do not expect meaningful year-over-year declines to continue in 2024.
•Following our Business Optimization actions, our selling, general and administrative expenses during the fourth quarter of 2023 have moderated by approximately 78 basis points as a percentage of net sales. In 2024, we expect selling, general and administrative expenses to leverage as a percentage of net sales, driven by the future benefits from our Business Optimization actions and our ongoing focus on improving productivity and reducing discretionary costs.
The Company’s current expectations described above include forward-looking statements. Please see the “Cautionary Statement Concerning Forward-Looking Statements” in this Form 10-K for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.
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

Executive Summary
•Net sales increased 5.0% to $12.98 billion during the 53 weeks ended February 3, 2024 from $12.37 billion during the 52 weeks ended January 28, 2023, which included an increase in comparable store sales of 2.4% on a 52-week to 52-week basis and $170.2 million of net sales during the 53rd week of fiscal 2023.
•We reported net income of $1.05 billion, or $12.18 per diluted share, in fiscal 2023, compared to $1.04 billion, or $10.78 per diluted share, during fiscal 2022.
◦Fiscal 2023 net income includes Business Optimization charges of $62.8 million, net of tax, or $0.73 per diluted share. Additionally, fiscal 2023 earnings per diluted share includes approximately $0.19 from the 53rd week.
◦Fiscal 2022 net income included charges of $22.3 million, net of tax, or $0.25 per diluted share, related to the Field & Stream Exit. Additionally, earnings per diluted share for fiscal 2022 excluded $27.1 million of interest expense, net of tax, and included 10.8 million diluted shares related to the convertible senior notes due 2025 (the “Convertible Senior Notes”), which together decreased earnings per diluted share by $1.01. Although we were required to assume that our Convertible Senior Notes would be settled in shares of our common stock in accordance with the “if-converted method” under generally accepted accounting principles, we fully settled our Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from our convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million principal during the first quarter of fiscal 2023.
•In addition, during fiscal 2023, we:
◦Retired the remaining $59.1 million of our aggregate principal amount outstanding of the Convertible Senior Notes and terminated the remaining convertible bond hedge and warrants for a collective issuance of 1.7 million shares of our common stock;
◦Declared and paid aggregate cash dividends on a quarterly basis for a total amount of $4.00 per share on our common stock and Class B common stock; and
◦Repurchased 5.4 million shares of common stock under our share repurchase program for a total cost of $648.6 million.

•The following table summarizes store openings and closings in fiscal 2023 and fiscal 2022:

	Fiscal 2023				Fiscal 2022
	DICK’S Sporting Goods		Specialty Concept Stores (1)	Total (2)	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total (2)
Beginning stores	728		125	853	730	131	861
New stores	1		10	11	4	9	13
Acquired stores (3)	—		12	12	—	—	—
Closed stores	5		16	21	6	15	21
Ending stores	724	(4)	131	855	728	125	853
Relocated stores	18		2	20	3	1	4

(1)Includes our Golf Galaxy, Public Lands, Going Going Gone! and other specialty concept stores. As of February 3, 2024, we operated 104 Golf Galaxy stores, seven Public Lands stores, 17 Going Going Gone! stores and other specialty concept stores. As of January 28, 2023, we operated 98 Golf Galaxy stores, seven Public Lands stores, 15 Going Going Gone! stores and five Field & Stream stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of February 3, 2024, the Company operated 18 combo stores.
(2)Excludes Warehouse Sale store locations that are temporary in nature, of which the Company operated 36 and 43 as of February 3, 2024 and January 28, 2023, respectively.
(3)Represents Moosejaw store locations acquired by the Company during the first quarter of fiscal 2023, which average approximately 4,000 square feet per store. The Company closed ten of the previously acquired Moosejaw store locations during fiscal 2023.
(4)As of February 3, 2024, includes twelve DICK'S House of Sport stores, including nine new openings during fiscal 2023, which were either converted or relocated from prior store locations.

Results of Operations
The following table presents, for the fiscal years indicated, selected items in the Consolidated Statements of Income as a percentage of our net sales, as well as the basis point change in percentage of net sales from fiscal 2023 to fiscal 2022:

	Fiscal Year		Basis Point Change in Percentage of Net Sales from Prior Year 2022 - 2023(A)
	2023	2022 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.08	65.36	(28)
Gross profit	34.92	34.64	28
Selling, general and administrative expenses (3)	24.68	22.68	200
Pre-opening expenses (4)	0.36	0.13	23
Income from operations	9.88	11.83	(195)
Interest expense	0.45	0.77	(32)
Other income	(0.72)	(0.13)	(59)
Income before income taxes	10.15	11.19	(104)
Provision for income taxes	2.09	2.75	(66)
Net income	8.06%	8.43%	(37)
Other Data:
Comparable store sales increase (decrease)	2.4%	(0.5)%
Number of stores at end of period (5)	855	853
Total square feet at end of period (in millions) (5)	42.7	42.6

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
(3)Selling, general and administrative expenses include store and field support payroll and fringe benefits, advertising, bank card charges, operating costs associated with our internal eCommerce platform, information systems, marketing, legal, accounting, other store expenses and all expenses associated with operating our CSC.
(4)Pre-opening expenses, which consist primarily of rent, marketing, payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling.
(5)Excludes temporary Warehouse Sale store locations. Fiscal 2022 store count reflected the closure of twelve Field & Stream stores for which the associated square footage of each closed store was retained as we converted them into DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores in 2023.
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

A discussion regarding our financial condition and results of operations for the year ended February 3, 2024 (Fiscal 2023) compared to the year ended January 28, 2023 (Fiscal 2022) is presented below. A discussion regarding our financial condition and results of operations for Fiscal 2022 compared to the year ended January 29, 2022 (Fiscal 2021) can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on March 23, 2023.
Fiscal 2023 (53 weeks) Compared to Fiscal 2022 (52 weeks)
Net Sales
Net sales increased 5.0% to $12.98 billion in 2023 from $12.37 billion in 2022 due to a $290.6 million, or 2.4% increase in comparable store sales on a 52-week to 52-week basis, as well as the inclusion of $170.2 million of net sales from the 53rd week during fiscal 2023. The remaining $155.4 million increase in net sales was primarily attributable to Moosejaw and temporary Warehouse Sale stores. The increase in comparable store sales included a 1.6% increase in transactions and a 0.8% increase in sales per transaction, and reflects growth in footwear, hydration and licensed apparel, offset by declines in fitness and outdoor-related categories including outerwear, equipment and hunt.
Income from Operations
Income from operations decreased to $1,282.4 million in 2023 from $1,463.0 million in 2022.
Gross profit increased to $4,533.7 million in 2023 from $4,284.6 million in 2022 and increased as a percentage of net sales by 28 basis points due primarily to lower supply chain costs, partially offset by lower merchandise margins. Supply chain costs decreased 80 basis points from last year, which included elevated costs as a result of global disruptions following the start of the COVID-19 pandemic. Merchandise margins decreased 61 basis points due to a 53 basis point increase in inventory shrink from increased theft and a $12.0 million write-down of inventory related to our Business Optimization. This year also included higher markdowns from our decisive actions on excess product, which was offset by last year’s actions to reduce targeted apparel inventory overages from late-arriving inventory. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate. Our occupancy costs increased $46.5 million compared to 2022 and leveraged by five basis points as a percent of net sales primarily due to sales from the 53rd week in 2023.
Selling, general and administrative expenses increased to $3,204.1 million in the current year from $2,805.5 million in 2022, and increased as a percentage of net sales by 200 basis points. The current year includes Business Optimization charges of $72.8 million as well as a $28.6 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income. Fiscal 2022 included Field & Stream Exit charges of $29.3 million. The remaining 145 basis point increase was primarily due to $191.7 million of investments in hourly wage rates, talent and technology to support our growth strategies and a $66.0 million increase in marketing expenses due to higher brand-building marketing and marketing to support DICK’S House of Sport store grand openings.
Pre-opening expenses increased to $47.3 million in the current year from $16.1 million in 2022. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support the opening of nine DICK’S House of Sport stores.
Interest Expense
Interest expense decreased to $58.0 million in 2023 compared to $95.2 million in 2022, primarily due to $23.3 million of inducement charges related to the exchange of $515.9 million aggregate principal amount of the Convertible Senior Notes in 2022 and lower interest expense following their retirement in April 2023.
Other Income
Other income increased to $93.8 million in 2023 compared to $15.9 million in 2022. This $77.9 million increase in income was primarily driven by a $52.3 million increase in interest income as a result of higher average interest rates on cash and cash equivalents and a $28.6 million expense reduction from changes in our deferred compensation plan investment values primarily driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.

Income Taxes
Our effective tax rate decreased to 20.6% in the current year from 24.6% in 2022. The current year effective tax rate was favorably impacted by a $37.9 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the current year at a higher share price than the prior year. Additionally, the prior year effective tax rate was unfavorably impacted by eliminated tax deductions from our bond hedge following our Convertible Senior Notes exchange transactions, which increased income tax expense by $21.5 million.

Liquidity and Capital Resources
Our cash on hand as of February 3, 2024 was $1.8 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during 2023.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, three of our distribution centers, and certain equipment under non-cancellable operating leases that expire at various dates through 2040. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 7 – Leases for further information.
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of February 3, 2024, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at February 3, 2024. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8 – Revolving Credit Facility for further information.
Senior Notes
As of February 3, 2024, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million principal amount of senior notes due 2052 outstanding (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”). Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 9 – Senior Notes for further information.
As of February 3, 2024, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.
Convertible Senior Notes
Following our exchanges during 2022, we had an aggregate remaining principal amount of $59.1 million of Convertible Senior Notes outstanding as of January 28, 2023. During the first quarter of 2023, we retired the remaining principal and accrued interest under the Convertible Senior Notes. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 10 – Convertible Senior Notes for further information.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. In 2023, capital expenditures totaled $587.4 million on a gross basis and $520.4 million on a net basis, inclusive of construction allowances provided by landlords, which included the opening of nine DICK’S House of Sport stores and eleven Golf Galaxy Performance Centers.

We anticipate 2024 capital expenditures of approximately $800 million, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in new store development, relocations and remodels that will include eight DICK’S House of Sport stores, ten Golf Galaxy Performance Centers and 16 next generation 50,000 square foot DICK’S stores that will open in 2024 as well as, improvements within our existing stores including converting approximately 50 stores to premium full-service footwear decks. Additionally, we will begin construction on 15 DICK’S House of Sport stores that will open throughout 2025 and a new regional distribution center that we plan to open in 2026, while continuing to invest in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities. Our 2024 capital expenditures plan also includes the purchase of certain real estate assets related to DICK’S House of Sport stores, for which we are evaluating potential sale-leaseback opportunities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our $2.0 billion share repurchase program authorized by our Board of Directors on December 16, 2021. In 2023, we repurchased 5.4 million shares of our common stock for $648.6 million, a portion of which was repurchased to offset the dilution from our settlement of the remaining $59.1 million principal outstanding of the Convertible Senior Notes in shares. As of February 3, 2024, the available amount remaining under the December 2021 authorization is $779.6 million.
We currently anticipate 2024 share repurchases of approximately $300 million. Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
In 2023, we paid $351.2 million of dividends to our stockholders. On March 13, 2024, our Board of Directors declared a 10% increase in our quarterly cash dividend compared to the previous quarterly per share amount. The dividend of $1.10 per share of common stock and Class B common stock is payable on April 12, 2024 to stockholders of record as of the close of business on March 29, 2024.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which is presented within accounts payable on the Consolidated Balance Sheet, were $45.9 million and $40.1 million as of February 3, 2024 and January 28, 2023, respectively.
Cash Flows
Changes in cash and cash equivalents for the last three fiscal years are as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net cash provided by operating activities	$1,527,335	$921,881	$1,616,872
Net cash used in investing activities	(614,676)	(392,894)	(343,979)
Net cash used in financing activities	(1,035,748)	(1,247,636)	(287,722)
Effect of exchange rate changes on cash and cash equivalents	(77)	(170)	(33)
Net (decrease) increase in cash and cash equivalents	$(123,166)	$(718,819)	$985,138

Operating Activities
Cash flows provided by operating activities increased $605.5 million in 2023 compared to 2022. The increase was primarily due to working capital changes resulting from last year’s inventory replenishment following supply chain disruptions caused by the COVID-19 pandemic, year-over-year changes in incentive compensation accruals and corresponding payments, higher construction allowances received from landlords due to our investments to enhance and grow our stores, and the timing of payments for marketing, payroll, deferred compensation plans and rent.
Investing Activities
Cash used in investing activities increased $221.8 million to $614.7 million in 2023 compared to 2022. Gross capital expenditures increased $223.4 million primarily driven by investments in current and future stores, including nine DICK’S House of Sport stores and eleven Golf Galaxy Performance Centers that opened in 2023 as well as higher investments in store enhancements, including converting over 100 stores to premium full-service footwear decks, and technology. Cash used in investing activities in 2023 also includes our acquisition of Moosejaw, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $211.9 million during 2023 compared to 2022, primarily driven by the exchange of $515.9 million aggregate principal amount of our Convertible Senior Notes in the prior year and changes in bank overdraft balances between periods, partially offset by higher cash payments for share repurchases, dividends and minimum tax withholding requirements in 2023 as a result of the vesting of employee equity awards.

Contractual Obligations and Commercial Commitments
We are party to contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. Our future contractual obligations primarily consist of payments for operating leases, long-term debt and related interest payments, and other purchase obligations. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 7 – Leases and Note 9 – Senior Notes for amounts outstanding as of February 3, 2024 related to operating leases and long-term debt.
Other purchase obligations are for marketing commitments to promote our brand and products, including media and naming rights, technology-related commitments, licenses for trademarks and other ordinary course commitments. In the ordinary course of business, we enter into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of non-cancellable purchase commitments as of February 3, 2024 were approximately $215 million.

Critical Accounting Policies and Use of Estimates
Our significant accounting policies are described in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1 – Basis of Presentation and Summary of Significant Accounting Policies. Critical accounting policies and estimates are those that we believe are both (1) most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of such policies may result in materially different amounts being reported under different conditions or using different assumptions.
We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Inventory Obsolescence
We value inventory using the lower of weighted average cost and net realizable value, which is generally based on the selling price expectations of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. A 10% change in our obsolete inventory reserves as of February 3, 2024, would have affected income before income taxes by approximately $7.2 million in fiscal 2023.

Inventory Shrink
Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at our stores and distribution centers throughout the year. The shrink reserve represents the cumulative loss estimate for each of our locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results. A 10% change in our shrink reserves as of February 3, 2024, would have affected income before income taxes by approximately $3.0 million in fiscal 2023.
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
Our goodwill impairment test compares the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of an income approach and a market approach. Estimates may differ from actual results due to, among other things, economic conditions, changes to our business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded to reduce the carrying value of the reporting unit to its fair value. As of February 3, 2024, we had no reporting units at risk of impairment and a 10% change in the fair value of our reporting units would not indicate a potential impairment of goodwill. The fair value of our reporting units has remained substantially in excess of their carrying value over the last three fiscal years.
Similar to our test for impairment of goodwill, the impairment test for indefinite-lived intangible assets involves comparing their estimated fair values to their carrying values. We estimate the fair value of indefinite-lived intangible assets, which are comprised primarily of trademarks and trade names, based on an income approach using the relief-from-royalty method, which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from these types of assets. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, we may be exposed to material losses. We recognize an impairment charge when the estimated fair value of the intangible asset is less than its carrying value. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11 – Fair Value Measurements for further information. We recorded no significant impairments in fiscal 2023, 2022 or 2021.
Impairment of Long-Lived Assets
We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which independent cash flows can be identified, which is typically the store level. We use an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over each store’s remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, we make assumptions about key store variables that incorporate local market conditions, including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value. During 2023, we recorded non-cash impairment charges from our Business Optimization. During 2022, we recorded non-cash impairment charges for store asset disposals at twelve Field & Stream stores that we closed in the period for conversion into DICK’S House of Sport stores or expanded DICK’S Sporting Goods stores. See Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11 – Fair Value Measurements for further information. There were no other significant long-lived assets impairment charges recognized during fiscal 2023, 2022 or 2021.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We maintain our Credit Facility to support potential liquidity and capital needs. The interest rate under our current Credit Facility is variable and is benchmarked to, at our option, an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin percentage. As of February 3, 2024 and January 28, 2023, there were no outstanding borrowings under the Credit Facility, and we did not draw on our Credit Facility during fiscal 2023 or fiscal 2022. Accordingly, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial condition, results of operations or cash flows.
The cash coupons on our Senior Notes are fixed. Accordingly, interest expense related to these instruments is not affected by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates. The fair value of our debt instruments with fixed interest rates is disclosed in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11 – Fair Value Measurements.
Our cash equivalents generate interest income that is variable in relation to short-term interest rates. Accordingly, utilizing average cash equivalents balances during 2023, a hypothetical 100 basis point change in interest rates would have affected income before income taxes by approximately $16 million.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 46 through 71 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of February 3, 2024, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2023, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 28, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2024

ITEM 9B.  OTHER INFORMATION
Trading Arrangements
During the quarter ended February 3, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Amendment to Bylaws
The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.
On March 27, 2024, following a review of corporate law developments and market practice, the Board of Directors amended and restated the Company’s Amended and Restated By-Laws (the “By-laws”). The amendments to the By-laws became effective immediately and include, among other changes:
•aligning the requirement regarding the availability of stockholder lists to reflect updates to Section 219 of the Delaware General Corporation Law, which no longer requires that stockholder lists be available during stockholder meetings and allows such lists to be made available electronically;
•updating the disclosure and notice content requirements for director nominations and stockholder proposals by stockholders, including: (1) requiring completion of written questionnaires and written representations and agreements by any such director nominees, and (2) requiring that a stockholder providing notice of a director nomination or stockholder proposal disclose information that would be required to be disclosed in a Schedule 13D or amendment thereto if such a statement were required to be filed under the Exchange Act;
•addressing the universal proxy rules adopted by the SEC by providing that director nominations by stockholders must include a representation that the stockholder intends to solicit the holders of shares representing at least 67% of the voting power of shares entitled to vote on the election of directors and that a stockholder nominating directors must certify to the Company in writing that it has complied with the requirements of Rule 14a-19 promulgated under the Exchange Act;
•requiring that a stockholder soliciting proxies from other stockholders use a proxy card color other than white;
•adopting a by-law providing that, unless the Company consents to an alternative forum, the Delaware Court of Chancery (or other state court in Delaware, in the event the Court of Chancery lacked jurisdiction) would be the sole and exclusive forum for (1) any derivative litigation brought on behalf of the Company, (2) any action asserting breach of fiduciary duty against directors or officers or other employees of the Company, (3) any action against the Company or its officers or directors or other employees arising under the Delaware General Corporation Law or the Company’s By-Laws or Certificate of Incorporation, and (4) any action otherwise related to the “internal affairs” of the Company, and the federal district courts of the United States would be the sole and exclusive forum for any claims under the Securities Act of 1933 related to any offering of the Company’s securities; and
•making various other conforming, technical, and administrative changes.
The above summary description of the amendments to the By-laws is qualified in its entirety by reference to the full text of the Company’s Second Amended and Restated By-laws, a copy of which is included as Exhibit 3.5 hereto and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Information relative to Directors of the Company will be set forth under the section entitled “Item 1 - Election of Directors” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) and is incorporated herein by reference.
(b)Information with respect to Executive Officers of the Company is set forth in Part I, Item 1 “Business.”
(c)Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Stock Ownership” in the 2024 Proxy Statement and is incorporated herein by reference.
(d)The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other executive officers, and has adopted a separate code of ethics that applies to the Board of Directors, the complete text of which are available through the Investor Relations section of the Company’s website at investors.dicks.com. If the Company makes any amendments to either code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company’s website does not form a part of this Annual Report on Form 10-K.
(e)Information on our audit committee and audit committee financial experts will be set forth under the section entitled “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is set forth under the sections entitled “Executive Compensation”, “Compensation Tables”, “Corporate Governance” and “Item 1 - Election of Directors” in the Company’s 2024 Proxy Statement and is incorporated herein by reference. The information under the caption “Executive Compensation - Compensation Committee Report” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Part of the information required by this Item will be set forth under the caption “Stock Ownership” in the Company’s 2024 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of February 3, 2024, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,060,026	$18.72	7,203,516	(2)
Equity compensation plans not approved by security holders	—		—
Total	2,060,026		7,203,516

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth under the caption “Transactions with Related Persons” and “Board Independence” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 43 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 79 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DICK’S Sporting Goods, Inc. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Inventories, net – Obsolescence Reserve — Refer to Note 1 to the financial statements
Critical Audit Matter Description
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
We identified the inventory obsolescence reserve as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimate and assumptions due to the subjective nature of the estimate described above.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory obsolescence reserve included the following, among others:
•We tested the effectiveness of controls over the inventory obsolescence reserve process, including controls over the inputs that are used in management’s estimate.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the inventory obsolescence reserve.
•We evaluated the appropriateness of specific inputs supporting management’s estimate, including the age of on-hand inventory levels, historic inventory trends, and projected sales and gross margin rates used in the forecasted periods.
•We tested the mathematical accuracy of the Company’s inventory obsolescence reserve calculation.
•We compared actual inventory sold below cost in recent years to the inventory obsolescence reserve estimated by the Company in recent years to evaluate management’s ability to accurately estimate the inventory obsolescence reserve.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 28, 2024

We have served as the Company's auditor since 1998.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$12,984,399	$12,368,198	$12,293,368
Cost of goods sold, including occupancy and distribution costs	8,450,664	8,083,640	7,581,482
GROSS PROFIT	4,533,735	4,284,558	4,711,886
Selling, general and administrative expenses	3,204,108	2,805,462	2,664,083
Pre-opening expenses	47,262	16,077	13,300
INCOME FROM OPERATIONS	1,282,365	1,463,019	2,034,503
Interest expense	58,023	95,220	57,839
Other income	(93,809)	(15,949)	(17,774)
INCOME BEFORE INCOME TAXES	1,318,151	1,383,748	1,994,438
Provision for income taxes	271,632	340,610	474,567
NET INCOME	$1,046,519	$1,043,138	$1,519,871
EARNINGS PER COMMON SHARE:
Basic	$12.72	$13.43	$18.27
Diluted	$12.18	$10.78	$13.87
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	82,302	77,672	83,183
Diluted	85,925	99,274	109,578

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
NET INCOME	$1,046,519	$1,043,138	$1,519,871
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(77)	(170)	(33)
TOTAL OTHER COMPREHENSIVE LOSS	(77)	(170)	(33)
COMPREHENSIVE INCOME	$1,046,442	$1,042,968	$1,519,838

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	February 3, 2024	January 28, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,801,220	$1,924,386
Accounts receivable, net	114,877	71,286
Income taxes receivable	4,108	8,187
Inventories, net	2,848,797	2,830,917
Prepaid expenses and other current assets	121,047	128,410
Total current assets	4,890,049	4,963,186
Property and equipment, net	1,638,161	1,312,988
Operating lease assets	2,257,482	2,138,366
Intangible assets, net	56,663	60,364
Goodwill	245,857	245,857
Deferred income taxes	37,846	41,189
Other assets	185,694	230,246
TOTAL ASSETS	$9,311,752	$8,992,196
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,288,728	$1,206,066
Accrued expenses	551,369	508,573
Operating lease liabilities	492,856	546,755
Income taxes payable	54,508	29,624
Deferred revenue and other liabilities	364,933	350,428
Total current liabilities	2,752,394	2,641,446
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Senior notes due 2032 and 2052	1,483,260	1,482,336
Convertible senior notes	—	58,271
Long-term operating lease liabilities	2,287,714	2,117,773
Other long-term liabilities	171,103	167,747
Total long-term liabilities	3,942,077	3,826,127
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 132,038,608 issued and 56,837,134 outstanding at February 3, 2024; 128,177,711 issued and 58,547,001 outstanding at January 28, 2023	568	585
Class B common stock, par value $0.01 per share; 40,000,000 shares authorized; 23,570,633 issued and outstanding at February 3, 2024 and January 28, 2023, respectively	236	236
Additional paid-in capital	1,448,855	1,416,847
Retained earnings	5,588,914	4,878,404
Accumulated other comprehensive loss	(329)	(252)
Treasury stock, at cost; 75,201,474 and 69,630,710 shares at February 3, 2024 and January 28, 2023, respectively	(4,420,963)	(3,771,197)
Total stockholders' equity	2,617,281	2,524,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,311,752	$8,992,196

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, January 30, 2021	61,195	$612	23,736	$237	$1,442,298	$3,064,702	$(49)	$(2,168,266)	$2,339,534
Exchange of Class B common stock for common stock	115	1	(115)	(1)	—	—	—	—	—
Exercise of stock options	657	6	—	—	26,342	—	—	—	26,348
Restricted stock vested	1,151	12	—	—	(12)	—	—	—	—
Minimum tax withholding requirements	(341)	(3)	—	—	(32,594)	—	—	—	(32,597)
Net income	—	—	—	—	—	1,519,871	—	—	1,519,871
Stock-based compensation	—	—	—	—	52,800	—	—	—	52,800
Foreign currency translation adjustment, net of taxes of $10	—	—	—	—	—	—	(33)	—	(33)
Purchase of shares for treasury	(10,788)	(108)	—	—	—	—	—	(1,176,258)	(1,176,366)
Cash dividends declared, $7.10 per common share	—	—	—	—	—	(627,971)	—	—	(627,971)
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	9,782	98	—	—	16,643	—	—	—	16,741
Exchange of Class B common stock for common stock	50	—	(50)	—	—	—	—	—	—
Exercise of stock options	837	8	—	—	23,673	—	—	—	23,681
Restricted stock vested	1,285	13	—	—	(13)	—	—	—	—
Minimum tax withholding requirements	(425)	(4)	—	—	(43,932)	—	—	—	(43,936)
Net income	—	—	—	—	—	1,043,138	—	—	1,043,138
Stock-based compensation	—	—	—	—	50,603	—	—	—	50,603
Foreign currency translation adjustment, net of taxes of $54	—	—	—	—	—	—	(170)	—	(170)
Purchase of shares for treasury	(4,971)	(50)	—	—	—	—	—	(426,673)	(426,723)
Cash dividends declared, $1.95 per common share	—	—	—	—	—	(155,568)	—	—	(155,568)
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	615	6	—	—	15,199	—	—	—	15,205
Restricted stock vested	2,086	21	—	—	(21)	—	—	—	—
Minimum tax withholding requirements	(695)	(7)	—	—	(98,910)	—	—	—	(98,917)
Net income	—	—	—	—	—	1,046,519	—	—	1,046,519
Stock-based compensation	—	—	—	—	57,285	—	—	—	57,285
Foreign currency translation adjustment, net of taxes of $24	—	—	—	—	—	—	(77)	—	(77)
Purchase of shares for treasury, including excise tax	(5,439)	(54)	—	—	—	—	—	(649,766)	(649,820)
Cash dividends declared, $4.00 per common share	—	—	—	—	—	(336,009)	—	—	(336,009)
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,046,519	$1,043,138	$1,519,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393,933	365,475	322,551
Amortization of deferred financing fees and debt discount	2,364	4,250	30,794
Deferred income taxes	3,343	23,100	16,451
Stock-based compensation	57,285	50,603	52,800
Other, net	9,332	15,306	—
Changes in assets and liabilities:
Accounts receivable	(4,236)	(13,558)	2,011
Inventories	18,823	(533,308)	(344,041)
Prepaid expenses and other assets	(18,220)	(9,690)	(16,047)
Accounts payable	20,365	13,983	37,782
Accrued expenses	(2,462)	(74,205)	61,307
Income taxes payable / receivable	29,167	12,256	(23,115)
Construction allowances provided by landlords	67,061	36,100	40,195
Deferred revenue and other liabilities	25,190	22,689	20,648
Operating lease assets and liabilities	(121,129)	(34,258)	(104,335)
Net cash provided by operating activities	1,527,335	921,881	1,616,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(587,426)	(364,075)	(308,261)
Proceeds from sale of other assets	27,500	14,261	9,671
Other investing activities	(54,750)	(43,080)	(45,389)
Net cash used in investing activities	(614,676)	(392,894)	(343,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes	(137)	(515,865)	—
Transaction costs for debt issuance	—	—	(15,268)
Proceeds from senior notes due 2032 and 2052, net of debt discount	—	—	1,496,671
Payments on finance lease obligations	(823)	(740)	(726)
Proceeds from exercise of stock options	15,205	23,681	26,348
Minimum tax withholding requirements	(98,917)	(43,936)	(32,597)
Cash paid for treasury stock	(648,554)	(458,456)	(1,144,633)
Cash dividends paid to stockholders	(351,201)	(163,081)	(602,964)
Increase (decrease) in bank overdraft	48,679	(89,239)	(14,553)
Net cash used in financing activities	(1,035,748)	(1,247,636)	(287,722)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(77)	(170)	(33)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(123,166)	(718,819)	985,138
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,924,386	2,643,205	1,658,067
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,801,220	$1,924,386	$2,643,205
Supplemental disclosure of cash flow information:
Accrued property and equipment	$72,486	$30,222	$35,903
Cash paid during the fiscal year for interest	$57,486	$69,193	$22,899
Cash paid during the fiscal year for income taxes	$243,244	$306,612	$487,808
Accrued treasury stock	$—	$—	$31,733

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of February 3, 2024, we operated 724 DICK’S Sporting Goods locations across the United States, serving and inspiring athletes and outdoor enthusiasts to achieve their personal best through a blend of dedicated teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Public Lands, Moosejaw and Going Going Gone! specialty concept stores, and offers its products both online and through mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for scheduling, communications, live scorekeeping and video streaming. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to the Company’s fiscal year.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to the end of January. Unless otherwise stated, references to years in this Annual Report on Form 10-K relate to fiscal years, rather than to calendar years. Fiscal years 2023, 2022 and 2021 ended on February 3, 2024, January 28, 2023 and January 29, 2022, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2023, which includes 53 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents primarily consist of money market funds and commercial paper and are stated at carrying value, which approximates fair value, and are considered Level 1 investments. Interest income was $79.7 million, $27.4 million and $0.6 million for fiscal 2023, 2022 and 2021, respectively.
Cash and cash equivalents were comprised of the following for the fiscal years presented (in thousands):

	2023	2022
Cash (1)	$603,820	$725,604
Money market funds	1,197,400	911,400
Commercial paper	—	287,382
Total cash and cash equivalents	$1,801,220	$1,924,386
(1)Cash includes amounts due from third-party financial institutions for the settlement of credit card and debit card transactions, which typically process within three business days.
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 3, 2024 and January 28, 2023 include $56.8 million and $7.4 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounts Receivable
Accounts receivable primarily consist of amounts due from vendors and landlords. The amount of accounts receivable due from landlords as of February 3, 2024 and January 28, 2023, was $72.7 million and $34.3 million, respectively. The Company’s allowance for credit losses totaled $2.6 million and $2.9 million at February 3, 2024 and January 28, 2023, respectively.
Inventories, net
Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances, totaling $167.7 million and $139.5 million at February 3, 2024 and January 28, 2023, respectively.
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
For leasehold improvements and property and equipment under finance lease agreements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made after lease commencement are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. The Company recognized depreciation expense of $353.8 million, $332.3 million and $315.7 million in fiscal 2023, 2022 and 2021, respectively.
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
Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding for a given period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares, which include shares the Company could have been obligated to issue from its Convertible Senior Notes and warrants prior to their retirement in the first quarter of fiscal 2023, and stock-based awards, such as stock options and restricted stock. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is anti-dilutive.
For all periods presented, dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. For fiscal year 2021, the dilutive effect of the Convertible Senior Notes was calculated using the treasury stock method; however, upon the adoption of ASU 2020-06, the Company was required to calculate diluted earnings per common share using the if-converted method, which was applied to fiscal years 2023 and 2022. Refer to Recently Adopted Accounting Pronouncements below for further discussion.
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
Deferred Revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon their redemption. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. During the fiscal years ended February 3, 2024 and January 28, 2023, the Company recognized $27.6 million and $19.9 million of gift card breakage revenue, respectively, and experienced approximately $111.3 million and $106.2 million of gift card redemptions in fiscal 2023 and fiscal 2022, respectively, that had been included in its gift card liability as of January 28, 2023 and January 29, 2022, respectively. Based on the Company’s historical experience, the majority of gift card revenue is recognized within 12 months of deferral. The cards have no expiration date.
Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. The Company estimates the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Based on the Company’s customer loyalty program policies, the majority of program points earned are redeemed or expire within 12 months. Refer to Note 6 – Deferred Revenue and Other Liabilities for additional information regarding the amount of these liabilities at February 3, 2024 and January 28, 2023.
Net sales by category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the last three fiscal years (in millions):

	Fiscal Year
	2023	2022	2021
Hardlines (1)	$4,915.5	$4,952.2	$5,407.9
Apparel	4,329.8	4,218.1	4,131.2
Footwear (2)	3,388.7	2,979.1	2,562.8
Other (3)	350.4	218.8	191.5
Total net sales	$12,984.4	$12,368.2	$12,293.4

(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and fishing gear.
(2)Includes athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleats for team sports.
(3)Includes the Company’s non-merchandise sales categories, including in-store services, shipping and GameChanger revenues.

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
Advertising Costs
Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $478.1 million, $412.2 million and $410.9 million for fiscal 2023, 2022 and 2021, respectively.
Business Development Allowances
Business development allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors for the purchase of merchandise inventories (“vendor allowances”) are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of advertising costs incurred, commonly referred to as cooperative advertising, are recorded as a reduction to the related expense in the period that the expense is incurred.
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
Construction Allowances
Substantially all of the Company’s store locations are leased. The Company may receive reimbursement from a landlord for a portion of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances or construction allowances provided by landlords (“construction allowances”). The Company’s accounting for construction allowances differs depending on whether the Company is deemed to have control of the underlying asset prior to commencement of the lease.
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
The Company has entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. The Company does not have an economic interest in suppliers’ voluntary participation and the Company does not provide any guarantees or pledge assets under these arrangements. The Company settles invoices with the third-party financial institutions in accordance with the original supplier payment terms. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $45.9 million and $40.1 million as of February 3, 2024 and January 28, 2023, respectively.
Recently Issued Accounting Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures and are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Earnings per Common Share
The computations for basic and diluted earnings per common share were as follows for the fiscal years presented below (in thousands, except per share data):

	2023	2022	2021
Numerator:
Net income for earnings per common share – basic	$1,046,519	$1,043,138	$1,519,871
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	337	27,060	—
Net income for earnings per common share – diluted	$1,046,856	$1,070,198	$1,519,871

Denominator:
Weighted average common shares outstanding – basic	82,302	77,672	83,183
Dilutive effect of stock-based awards	2,977	5,235	6,503
Dilutive effect of warrants	254	5,575	8,560
Dilutive effect of Convertible Senior Notes	392	10,792	11,332
Weighted average common shares outstanding – diluted	85,925	99,274	109,578
Earnings per common share:
Basic	$12.72	$13.43	$18.27
Diluted	$12.18	$10.78	$13.87

Stock-based awards excluded from diluted shares	186	140	42
The dilutive effect of the Convertible Senior Notes included shares that were designed to be offset at settlement by shares delivered from the bond hedge purchased by the Company. The shares provided by the bond hedge were anti-dilutive; accordingly, they were not treated as a reduction to diluted weighted average shares outstanding until received at settlement. In addition, the dilutive effect of the Convertible Senior Notes included shares related to the outstanding principal amount of the Convertible Senior Notes. Although the Company was required to assume that the Convertible Senior Notes would be settled in shares of its common stock in accordance with the “if-converted method” under U.S. GAAP, the Company settled the Convertible Senior Notes without dilutive effect, due to cash payments for principal, shares received from the convertible bond hedge and share repurchases to offset the share settlement of the remaining $59.1 million of principal during fiscal 2023. Refer to Note 10 – Convertible Senior Notes for further information.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Property and Equipment
Property and equipment are recorded at cost and consist of the following as of the end of the fiscal years presented below (in thousands):

	2023	2022
Buildings and land	$405,486	$355,105
Leasehold improvements	2,276,416	1,940,711
Furniture, fixtures and equipment	1,415,903	1,275,236
Computer software	639,685	545,136
Total property and equipment	4,737,490	4,116,188
Less: accumulated depreciation and amortization	(3,099,329)	(2,803,200)
Net property and equipment	$1,638,161	$1,312,988

The amounts above include construction in progress of $153.3 million and $38.0 million for fiscal 2023 and 2022, respectively, and fiscal 2023 includes $69.3 million of property and equipment for which deposits were previously recorded in other assets on the Consolidated Balance Sheets.

4.  Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill for fiscal 2023 and fiscal 2022 was $245.9 million, which is recorded net of $115.9 million and $111.3 million in accumulated impairments, respectively. In fiscal 2023, the Company recorded $4.6 million of impairment charges in connection with the Business Optimization, which is further described in Note 11 - Fair Value Measurements. No impairment charges were recorded in fiscal 2022 or 2021.
Intangible Assets
The components of intangible assets were as follows as of the end of the fiscal years presented below (in thousands):

	2023		2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$35,165	$—	$37,315	$—
Trade names (indefinite-lived)	15,660	—	15,660	—
Other indefinite-lived intangible assets	5,648	—	5,654	—
Total indefinite-lived intangible assets	56,473	—	58,629	—
Customer lists	18,195	(18,005)	18,195	(16,460)
Total intangible assets	$74,668	$(18,005)	$76,824	$(16,460)

In fiscal 2023, the Company recorded a $2.2 million impairment of an indefinite-lived trademark that was no longer in use within selling, general and administrative expenses on the Consolidated Statement of Income. In addition, the Company recorded amortization on its finite-lived intangible assets of $1.5 million, $2.4 million and $3.7 million in fiscal 2023, 2022 and 2021, respectively. The Company expects to recognize the remaining $0.2 million of amortization expense on existing finite-lived intangible assets during fiscal 2024.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Accrued Expenses
Accrued expenses consist of the following as of the end of the fiscal years presented below (in thousands):

	2023	2022
Payroll, withholdings and benefits	$212,950	$218,802
Real estate taxes, utilities and other occupancy costs	88,279	91,527
Property and equipment	73,530	30,222
Sales tax	45,913	33,404
Other	130,697	134,618
Total accrued expenses	$551,369	$508,573

6. Deferred Revenue and Other Liabilities
Deferred revenue and other liabilities consist of the following as of the end of the fiscal years presented below (in thousands):

	2023	2022
Current:
Deferred gift card revenue	$248,203	$230,601
Customer loyalty program	47,153	44,644
Other	69,577	75,183
Total current deferred revenue and other liabilities	$364,933	$350,428
Long-term:
Deferred compensation	$137,908	$133,489
Other	33,195	34,258
Total other long-term liabilities	$171,103	$167,747

7. Leases
The Company leases substantially all of its stores, three of its distribution centers, and certain equipment under non-cancellable operating leases that expire at various dates through 2040. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. These lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
The components of lease cost for the following fiscal years presented below were as follows (in thousands):

	2023	2022	2021
Operating lease cost	$612,595	$581,459	$574,929
Short-term lease cost	31,234	27,827	14,588
Variable lease cost	125,043	116,516	114,664
Sublease income	(11,730)	(11,787)	(11,571)
Total lease cost	$757,142	$714,015	$692,610

Supplemental cash flow information related to operating leases for the following fiscal years are presented below (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$733,455	$615,772	$679,289
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$697,499	$558,779	$368,515

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Supplemental balance sheet information related to operating leases were as follows:

	February 3, 2024	January 28, 2023
Weighted average remaining lease term for operating leases	6.78 years	6.58 years
Weighted average discount rate for operating leases	5.68%	5.64%

Future maturities of operating lease liabilities were as follows as of February 3, 2024 (in thousands):

Fiscal Year
2024	$636,660
2025	618,357
2026	531,123
2027	429,608
2028	301,515
Thereafter	855,333
Total future undiscounted lease payments	3,372,596
Less: imputed interest	(592,026)
Total reported lease liability	$2,780,570

The Company has entered into operating leases related to future store locations that have not yet commenced. As of February 3, 2024 the future minimum payments on these leases approximated $215.5 million.
The Company acts as sublessor on several operating leases. As of February 3, 2024, total future undiscounted minimum rentals under non-cancellable subleases approximated $50.9 million.

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
The loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin of 0.125% with respect to the alternate base rate and 1.125% with respect to the adjusted SOFR as of February 3, 2024, which is subject to adjustment based on the Company’s public debt rating. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The unused portion of the Credit Facility is subject to a commitment fee of 0.11% per year as of February 3, 2024, which is adjusted based on the Company’s public debt rating. There were no borrowings outstanding under the Company’s revolving line of credit agreements at February 3, 2024 or January 28, 2023. After adjusting for outstanding letters of credit of $16.1 million, the Company’s total remaining borrowing capacity under the Credit Facility was $1.58 billion at February 3, 2024.
The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of the Company’s non-guarantor subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. The Credit Agreement also contains a maximum lease-adjusted leverage ratio covenant. The Company was in compliance with all covenants of the Credit Agreement at February 3, 2024.

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
Net Proceeds and Carrying Values
Net proceeds from the issuance of the Senior Notes totaled approximately $1.5 billion, after deducting the applicable discount. The Company also incurred approximately $15.3 million in offering expenses, including underwriting fees, related to the issuance of the Senior Notes. Together, the discount, underwriting fees and offering expenses will be amortized over the respective terms of the Senior Notes using the effective interest method. The Company recognized interest expense related to the Senior Notes of $55.3 million in each of fiscal 2023 and 2022 and $2.5 million in fiscal 2021, using an effective interest rate of 3.28% on the 2032 Notes and 4.18% on the 2052 Notes.
The carrying values of the Senior Notes were as follows for the fiscal years presented (in thousands):

	Fiscal 2023			Fiscal 2022
	2032 Notes	2052 Notes	Total	2032 Notes	2052 Notes	Total
Principal	$750,000	$750,000	$1,500,000	$750,000	$750,000	$1,500,000
Discounts and issuance costs	(6,832)	(9,908)	(16,740)	(7,572)	(10,092)	(17,664)
Carrying amount	$743,168	$740,092	$1,483,260	$742,428	$739,908	$1,482,336
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
Covenants
The Indenture contains certain covenants that, among other things, restrict the Company’s and certain of its subsidiaries’ ability to incur certain indebtedness secured by liens on certain assets and limit the ability of the Company to make certain fundamental changes, in each case subject to a number of exceptions and qualifications described in the Indenture. The Indenture also provides for customary events of default which, if any of them occur, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable, as applicable. The Company was in compliance with its covenants at February 3, 2024.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Convertible Senior Notes
Overview
In April 2020, the Company closed on an aggregate $575.0 million of 3.25% Convertible Senior Notes due 2025, including the exercise of the full $75.0 million over-allotment option, receiving proceeds of $557.6 million, net of $17.4 million of transaction fees and other third-party offering expenses. The Convertible Senior Notes accrued interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 and was subject to early conversion terms, under which the Company could settle the Convertible Senior Notes for cash, shares of the Company’s stock, or a combination thereof, at the Company’s option.
In connection with the issuance of the Convertible Senior Notes, the Company purchased a bond hedge to offset the potential dilution to stockholders from the conversion of the Convertible Senior Notes, partially offsetting its cost by selling warrants to acquire shares of the Company’s common stock. These transactions effectively increased the conversion price associated with the Convertible Senior Notes.
Fiscal 2022 Convertible Senior Notes Exchanges and Fiscal 2023 Retirement
During fiscal 2022 and fiscal 2023, the Company entered into multiple agreements with certain holders of the Convertible Senior Notes to exchange, and ultimately retire in the first quarter of fiscal 2023, all of its Convertible Senior Notes and all accrued and unpaid interest for a combination of cash and shares of the Company’s common stock. Concurrently with each of the exchange transactions, the Company entered into agreements with certain counterparties to terminate a proportionate amount of the bond hedge and warrant agreements (collectively, the “Notes Exchanges”).
In connection with the fiscal 2022 Notes Exchanges, the Company recognized pre-tax non-cash inducement charges of $23.3 million, which were recorded within interest expense on the Consolidated Statement of Income, paid a total of $515.9 million to noteholders to redeem the principal amount of the Convertible Senior Notes with a carrying value of $507.0 million, and issued 9.8 million shares of the Company's common stock to terminate the proportionate amount of the bond hedge and warrants.
The retirement of the remaining $59.1 million of Convertible Senior Notes in the first quarter of fiscal 2023 was substantially settled by shares of the Company’s common stock, and together with the termination of the bond hedge and warrants, the Company issued 1.7 million shares of its common stock and recorded $58.5 million to additional paid-in-capital.
As of the end of fiscal 2023, the Company no longer has outstanding Convertible Senior Notes, bond hedges or warrants.
Financial Statement Impacts
The components of the net carrying value of the Convertible Senior Notes at January 28, 2023 is as follows (in thousands):

Principal	$59,127
Debt discount and issuance fees	(856)
Carrying amount	$58,271
During fiscal 2023 and 2022, the Company recognized interest expense related to the Convertible Senior Notes of $0.5 million and $36.6 million, respectively, or $0.3 million and $27.1 million, net of tax, which included the aforementioned inducement charges. Prior to the adoption of ASU 2020-06, the Company recognized $49.5 million of interest expense related to the Convertible Senior Notes in fiscal 2021, of which $30.8 million was attributed to non-cash amortization of the debt discount and issuance fees. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for further information.

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
Recurring
The Company records in its Consolidated Balance Sheets deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans, as discussed in Note 15 – Retirement Savings Plans. As of February 3, 2024 and January 28, 2023, the fair value of the Company’s deferred compensation plans was $137.9 million and $133.5 million, respectively.
The Company discloses the fair value of its Senior Notes and Convertible Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	February 3, 2024		January 28, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes	$743,168	$633,915	$742,428	$613,403
2052 Notes	$740,092	$535,470	$739,908	$525,120
Convertible Senior Notes (1)	$—	$—	$58,271	$232,488
(1) The Company’s Convertible Senior Notes were fully retired on April 18, 2023.
Due to their short-term nature, the fair values of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at both February 3, 2024 and January 28, 2023.
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
During fiscal 2023, the Company completed a business optimization to better align its talent, organizational design and spending in support of its most critical strategies while also streamlining its overall cost structure (the “Business Optimization”). As part of the Business Optimization, the Company eliminated certain positions primarily at its CSC and optimized its outdoor business, which included the integration of its Moosejaw and Public Lands operations, decisions about their go-forward inventory assortment and a comprehensive review of their store portfolios and closure of ten Moosejaw stores. The Company incurred pre-tax charges of $84.8 million from its Business Optimization, including $46.1 million of non-cash impairments of store and intangible assets and a $12.0 million write-down of inventory. Additionally, the Company incurred $26.7 million of severance-related costs, of which $9.6 million remains to be paid over the next 12 months. The $12.0 million write-down of inventory is reflected within cost of goods sold, while the remaining $72.8 million of severance-related costs and non-cash impairments are reflected within selling, general and administrative expenses on the Consolidated Statement of Income. Depreciation and amortization on the Consolidated Statement of Cash Flows includes $35.5 million of non-cash impairment of store assets from these actions.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During fiscal 2022, the Company decided to exit the Field & Stream brand (the “Field & Stream Exit”) and converted the then existing 17 Field & Stream stores to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores. The Company closed twelve of these stores for conversion during the fourth quarter of 2022 and incurred pre-tax charges totaling $30.1 million, which included $28.5 million of non-cash impairment of store assets, $0.8 million of severance and a $0.7 million write-down of inventory. The $28.5 million non-cash impairment of store assets is reflected within selling, general and administrative expenses on the Consolidated Statement of Net Income and within depreciation and amortization on the Consolidated Statement of Cash Flows.

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
Dividends per Common Share
The Company declared aggregate cash dividends of $4.00, $1.95 and $7.10 per share of common stock and Class B common stock during fiscal 2023, 2022 and 2021, respectively, which resulted in cash payments for dividends of $351.2 million, $163.1 million and $603.0 million, respectively. Fiscal 2021 included a special dividend of $5.50 per share on the Company’s common stock and Class B common stock declared in August 2021.
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
Total shares repurchased and amounts paid under the Company’s current and prior authorizations during the last three fiscal years are presented below (in thousands):

	Fiscal Year
	2023	2022	2021 (1)
Shares of common stock repurchased	5,439	4,971	10,788
Treasury stock acquired during the fiscal year, including excise tax	$649,820	$426,723	$1,176,366

(1) Fiscal 2021 included $31.7 million of cash settlements for 0.3 million shares of treasury stock that were paid in the first week of fiscal 2022.

As of February 3, 2024, the Company had $779.6 million remaining under the December 2021 authorization.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Income Taxes
Provision for Income Taxes
The components of the provision for income taxes are as follows for the fiscal years presented (in thousands):

	2023	2022	2021
Current:
Federal	$212,369	$253,776	$364,997
State	55,920	63,734	93,119
Total current provision	268,289	317,510	458,116
Deferred:
Federal	4,301	15,074	15,992
State	(958)	8,026	459
Total deferred provision	3,343	23,100	16,451
Total provision	$271,632	$340,610	$474,567

The Company’s effective income tax rate differs from the federal statutory rate as follows for the fiscal years presented:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.2%	4.1%	4.0%
Excess tax benefit related to stock-based compensation	(4.9)%	(1.9)%	(1.2)%
Eliminated bond hedge deduction following Convertible Senior Notes exchanges	0.2%	1.6%	—%
Other permanent items	0.1%	(0.2)%	—%
Effective income tax rate	20.6%	24.6%	23.8%

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the end of the fiscal years presented (in thousands):

	2023	2022
Operating lease liabilities	$725,656	$689,319
Inventory	50,840	45,612
Employee benefits and withholdings	47,780	47,351
Stock-based compensation	16,440	15,739
Gift cards	22,364	20,500
Deferred revenue currently taxable	864	495
Other accrued expenses not currently deductible for tax purposes	15,896	15,660
Net operating loss carryforward	55	166
Non income-based tax reserves	4,984	5,228
Uncertain income tax positions	965	526
Insurance	3,438	3,275
Convertible Senior Notes	—	3,537
Other	1,596	1,616
Total deferred tax assets	890,878	849,024
Operating lease assets	(577,599)	(553,138)
Property and equipment	(243,150)	(214,654)
Inventory valuation	(26,676)	(31,011)
Intangibles	(2,087)	(5,648)
Prepaid expenses	(3,520)	(3,384)
Total deferred tax liabilities	(853,032)	(807,835)
Net deferred tax asset	$37,846	$41,189

The deferred tax asset from net operating loss carryforwards of $0.1 million represents state net operating losses, which expire in 2034. The net deferred tax asset balances at February 3, 2024 and January 28, 2023 were included within long-term assets on the Consolidated Balance Sheets.
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
Unrecognized Tax Benefits
The following table provides a reconciliation of the Company’s total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2023	2022	2021
Beginning of fiscal year	$1,058	$1,058	$1,058
Increases as a result of tax positions taken in a prior period	1,463	6	193
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of settlements during the current period	364	—	—
Decreases as a result of settlements during the current period	(34)	(6)	(193)
Reductions as a result of a lapse of statute of limitations during the current period	—	—	—
End of fiscal year	$2,851	$1,058	$1,058

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance at February 3, 2024 includes $2.3 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.
As of February 3, 2024 the Company’s total liability for uncertain tax positions, including $2.2 million for interest and penalties, was approximately $5.0 million. The Company recorded $0.7 million, $0.1 million and $0.1 million during fiscal 2023, 2022 and 2021, respectively, for the accrual of interest and penalties in the Consolidated Statements of Income. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2024.
Audits
The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. For tax years 2023 and 2022, the Company was accepted to the CAP Compliance Maintenance phase during which the IRS evaluates the necessary level of review based on complexity and other factors. The IRS has completed its examination for tax year 2022. For tax years 2021 and 2020, the Company was accepted into the CAP Bridge phase during which it is not the intent of the IRS to examine the tax return. Acceptance into the Bridge phase is based on a taxpayer’s low risk of noncompliance and having few, if any, material issues. The IRS has completed examinations of 2019 and all prior tax years. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2019.
Recent Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that included, among other provisions, changes to the U.S. corporate income tax system, including implementing a 15% minimum tax on adjusted financial statement income for certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022 and tax incentives to promote alternative sources of energy. The Company determined the Inflation Reduction Act did not have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity.
The Organization for Economic Cooperation and Development introduced a framework to implement a global 15% minimum corporate tax (“Pillar Two”). The European Union issued a directive to its member states to enact the Pillar Two in their local laws effective after December 2023. A number of other countries are expected to implement similar legislation with effective dates in the future. The Company is continuing to evaluate and does not currently anticipate that Pillar Two legislation will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

14. Stock-Based Compensation
The Company has the ability to grant restricted and performance-based restricted stock, including shares and units, and options to purchase common stock under the 2012 Plan, under which 7,203,516 shares of common stock were available for future issuance at the end of fiscal 2023. The following table provides total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2023	2022	2021
Restricted stock expense	$36,196	$36,261	$32,103
Performance-based restricted stock expense	19,053	10,585	15,359
Stock option expense	2,036	3,757	5,338
Total stock-based compensation expense	$57,285	$50,603	$52,800
Total related tax benefit	$10,616	$9,730	$9,927
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

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock activity for fiscal 2023 is presented in the following table:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, January 28, 2023	2,915,923	$42.47	$368.1
Granted	451,696	126.11
Vested	(2,085,616)	19.05
Forfeited	(125,857)	108.87
Nonvested, February 3, 2024	1,156,146	$110.17	$180.3

As of February 3, 2024, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of restricted stock was approximately $52.7 million, which the Company expects to recognize over a weighted average period of approximately 1.43 years.
Performance-based Restricted Stock
The Company issues performance-based restricted stock to eligible employees in support of the Company’s strategic initiatives. Performance-based restricted stock, including shares and units, generally vest on the third anniversary of the date of grant and are subject to the employees’ continued employment as of that date. Additionally, the number of awards vesting depends upon the achievement of certain performance criteria for the fiscal year in which they are granted, which can result in a payout range of 0% to 200% of the original award amount. The fair value of performance-based restricted stock is based on the Company’s stock price on the date of grant. Awards issued during fiscal 2023 assumed target, or 100%, attainment of the shares or units, which approximates the projected attainment for awards at vest date as of February 3, 2024.
Performance-based restricted stock activity for fiscal 2023 is presented in the following table:

	Performance-based Restricted Stock
	Shares/Units	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, January 28, 2023	341,067	$86.54	$43.1
Granted	246,719	146.90
Vested	(835)	79.38
Forfeited	(43,234)	109.41
Nonvested, February 3, 2024	543,717	$112.12	$84.8
As of February 3, 2024, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of performance-based restricted stock was approximately $24.0 million, which the Company expects to recognize over a weighted average period of approximately 0.97 years.

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options
Historically, the Company has granted stock options to certain teammates, which vested 25% per year over four years and had a seven-year contractual life. When options are exercised, the Company issues new shares of common stock.
The fair value of stock options is measured on their grant date and is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period using the Black-Scholes option valuation model. The Company did not grant any stock options during fiscal 2023 and 2022. The following weighted-average assumptions were used in the Black-Scholes option valuation model for awards granted during fiscal 2021 as presented:

2021
Exercise price	$72.40
Expected term (years)	4.80
Expected volatility	47.97%
Risk-free interest rate	0.73%
Expected dividend yield	2.00%
Weighted average grant date fair value	$25.20

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
Fiscal 2023 stock option activity is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 28, 2023	2,711,481	$19.96	3.46	$288.1
Exercised	(592,351)	24.62
Forfeited / Expired	(59,104)	16.75
Outstanding, February 3, 2024	2,060,026	$18.72	2.61	$282.7
Exercisable, February 3, 2024	1,559,024	$20.80	2.44	$210.7
Vested or expected to vest, February 3, 2024	2,055,934	$18.71	2.61	$282.2
At February 3, 2024, unrecognized compensation expense related to outstanding stock options that have not yet vested was approximately $0.3 million, net of estimated forfeitures. Compensation expense related to these options is expected to be recognized over a weighted average period of approximately 0.1 years.
The following table presents stock option information for the last three fiscal years (in millions):

	2023	2022	2021
Total intrinsic value of stock options exercised	$69.2	$71.4	$37.1
Income tax benefit from the exercise of stock options	$13.7	$11.6	$6.8
Total fair value of stock options vested	$3.3	$4.9	$6.3

DICK'S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Retirement Savings Plans
The Company’s retirement plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all active employees over the age of 18 following one month of service with the Company. Effective January 1, 2022, the Company amended and restated its retirement savings plan and elected a Safe Harbor 401(k) plan design. The Company’s matching contributions under the Safe Harbor 401(k) plan are made bi-weekly, vest immediately and are equal to 100% of each eligible participant’s tax-deferred contributions up to 4% of the participant’s compensation plus 50% of the eligible participant’s tax-deferred contributions up to the next 2% of compensation. Under the previous 401(k) plan, the Company made an annual discretionary matching contribution equal to a percentage of each participant’s contribution, which vested over a period of three years, up to 10% of the participant’s compensation. The Company’s discretionary matching contribution under the previous 401(k) plan was 75% during fiscal 2021. Total employer contributions recorded under the plans, net of forfeitures, were $34.8 million, $31.6 million and $24.1 million in fiscal 2023, 2022 and 2021, respectively.
The Company also has non-qualified deferred compensation plans for highly compensated employees whose contributions were limited under the qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $137.9 million and $133.5 million as of February 3, 2024 and January 28, 2023, respectively, and is included within long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $1.4 million, $1.8 million and $6.2 million in fiscal 2023, 2022 and 2021, respectively. Following the Company’s change to the Safe Harbor 401(k) plan on January 1, 2022, the Company eliminated future deferrals for one of its non-qualified plans, which affected subsequent employer contributions.

16. Subsequent Event
On March 13, 2024, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $1.10 per share on the Company’s common stock and Class B common stock payable on April 12, 2024 to stockholders of record as of the close of business on March 29, 2024.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, effective as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 14, 2021
3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 14, 2023	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 16, 2023
3.5	Second Amended and Restated Bylaws (adopted March 27, 2024)	Filed herewith
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K, File No. 001-31463, filed on March 24, 2021
4.3	Indenture, dated as of April 17, 2020, between DICK'S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.4	Form of Certificate representing the 3.25% Convertible Senior Notes due 2025 (included as Exhibit A to Indenture in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.5	Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.6	First Supplemental Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.7	Form of 3.150% Senior Notes due 2032 (included as Exhibit A to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.8	Form of 4.100% Senior Notes due 2052 (included as Exhibit B to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
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
Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, File No. 001-31463, filed on March 16, 2012
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.4*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5a*	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5b*	Second Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009
10.5c*	Third Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.6*	Registrant’s Amended and Restated 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 14, 2021
10.6a*	Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6b*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6c*	Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted before March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 11, 2012
10.6d*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6e*	Form of 2019 Long-Term Performance-Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2019
10.6f*	Form of Performance-Based Restricted Stock Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 26, 2021
10.6g*	Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted before March 21, 2023	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-31463, filed on May 25, 2022
10.6h*	Amended and Restated Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 21, 2023	Incorporated by reference to Exhibit 10.6h to the Registrant’s Current Report on Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6i*	Form of 2023 Long-Term Incentive Program Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.6i to the Registrant’s Current Report on Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6j*	Form of Restricted Unit Award Agreement under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.6j to the Registrant’s Current Report on Form 10-K, File No. 001-31463, filed on March 23, 2023
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.6k*	Registrant’s Non-Employee Director Compensation Deferral Plan	Incorporated by reference to Exhibit 10.6k to the Registrant’s Current Report on Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6l*	Registrant’s Non-Employee Director Compensation Deferral Plan - Deferral Election Form	Incorporated by reference to Exhibit 10.6l to the Registrant’s Current Report on Form 10-K, File No. 001-31463, filed on March 23, 2023
10.7*	Consulting Agreement between the Company and Lee Belitsky, EVP	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on the Form 10-K, File No. 001-31463, filed on March 23, 2022
10.8*	Separation Agreement between Company and Don Germano, EVP Stores & Supply Chain	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on the Form 10-Q, File No. 001-31463, filed on November 23, 2022
10.9*	Offer Letter between the Company and Raymond A. Sliva, Jr., Executive Vice President - Stores	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 10-K, File No. 001-31463, filed on March 23, 2023
10.10	Credit Agreement, dated as of January 14, 2022, among DICK’S Sporting Goods, Inc., Wells Fargo Bank, National Association, as administrative agent and the lenders and other parties thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31643, filed on January 14, 2022
10.11	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
10.12	Form of Convertible Note Hedge Transactions Confirmation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
10.13	Form of Warrant Transactions Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
10.14	Form of Note Hedge Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.15	Form of Warrant Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.16	Form of Exchange Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.17	Form of Note Hedge Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
10.18	Form of Warrant Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
10.19	Form of Exchange Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.20	Form of Note Hedge Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.21	Form of Warrant Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.22	Form of Note Hedge Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.23	Form of Warrant Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.24	Form of Exchange Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.25	Form of Note Hedge Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.26	Form of Warrant Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.27	Form of Exchange Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.28	Form of Note Hedge Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.29	Form of Warrant Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.30	Form of Exchange Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.31	Form of Note Hedge Partial Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.32	Form of Warrant Partial Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.33	Form of Note Hedge Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.34	Form of Warrant Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.35	Form of Exchange Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.36	Form of Warrant Early Termination Agreement dated as of March 2, 2023, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 8, 2023
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 28, 2024 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 28, 2024 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 28, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 28, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
Each management contract and compensatory plan has been marked with an asterisk (*).
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended February 3, 2024 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC. (Registrant)

By: /s/ NAVDEEP GUPTA
Navdeep Gupta Executive Vice President – Chief Financial Officer
Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ LAUREN R. HOBART Lauren R. Hobart	President, Chief Executive Officer and Director	March 28, 2024

/s/ NAVDEEP GUPTA Navdeep Gupta	Executive Vice President – Chief Financial Officer (principal financial and principal accounting officer)	March 28, 2024

/s/ EDWARD W. STACK Edward W. Stack	Executive Chairman and Director	March 28, 2024

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 28, 2024

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 28, 2024

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 28, 2024

/s/ ROBERT EDDY Robert Eddy	Director	March 28, 2024

/s/ ANNE FINK Anne Fink	Director	March 28, 2024

/s/ LARRY FITZGERALD, JR. Larry Fitzgerald, Jr.	Director	March 28, 2024
/s/ SANDEEP MATHRANI Sandeep Mathrani	Director	March 28, 2024
/s/ DESIREE RALLS-MORRISON Desiree Ralls-Morrison	Director	March 28, 2024

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 28, 2024

/s/ LARRY D. STONE Larry D. Stone	Director	March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and for each of the three years in the period ended February 3, 2024, and the Company’s internal control over financial reporting as of February 3, 2024, and have issued our reports thereon dated March 28, 2024; such consolidated financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 28, 2024

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2021
Inventory reserve	$35,555	$4,421	$(14,410)	$25,566
Allowance for credit losses	2,661	4,298	(3,752)	3,207
Reserve for sales returns	14,468	591,723	(589,784)	16,407
Fiscal 2022
Inventory reserve	$25,566	$52,933	$(26,323)	$52,176
Allowance for credit losses	3,207	3,305	(3,649)	2,863
Reserve for sales returns	16,407	652,863	(650,249)	19,021
Fiscal 2023
Inventory reserve	$52,176	$68,202	$(46,582)	$73,796
Allowance for credit losses	2,863	1,770	(2,078)	2,555
Reserve for sales returns	19,021	706,359	(702,951)	22,429