Form 10-Q
period 2024-05-04
DICK'S SPORTING GOODS, INC.
filed 2024-05-30
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2024
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
Yes ☐ No ☑

As of May 24, 2024, DICK’S Sporting Goods, Inc. had 57,919,522 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$3,018,383	$2,842,181
Cost of goods sold, including occupancy and distribution costs	1,923,090	1,813,564
GROSS PROFIT	1,095,293	1,028,617
Selling, general and administrative expenses	743,399	693,845
Pre-opening expenses	21,095	9,149
INCOME FROM OPERATIONS	330,799	325,623
Interest expense	13,835	15,043
Other income	(25,392)	(17,707)
INCOME BEFORE INCOME TAXES	342,356	328,287
Provision for income taxes	67,061	23,638
NET INCOME	$275,295	$304,649
EARNINGS PER COMMON SHARE:
Basic	$3.42	$3.67
Diluted	$3.30	$3.40
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	80,582	83,071
Diluted	83,346	89,664

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 4, 2024	April 29, 2023
NET INCOME	$275,295	$304,649
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(60)	(93)
TOTAL OTHER COMPREHENSIVE LOSS	(60)	(93)
COMPREHENSIVE INCOME	$275,235	$304,556

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,649,077	$1,801,220	$1,642,680
Accounts receivable, net	157,855	114,877	132,788
Income taxes receivable	3,738	4,108	16,249
Inventories, net	3,201,148	2,848,797	3,034,202
Prepaid expenses and other current assets	149,948	121,047	117,070
Total current assets	5,161,766	4,890,049	4,942,989
Property and equipment, net	1,750,634	1,638,161	1,372,776
Operating lease assets	2,262,793	2,257,482	2,207,631
Intangible assets, net	56,591	56,663	63,600
Goodwill	245,857	245,857	250,398
Deferred income taxes	25,746	37,846	31,282
Other assets	201,608	185,694	239,136
TOTAL ASSETS	$9,704,995	$9,311,752	$9,107,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,476,444	$1,288,728	$1,220,003
Accrued expenses	616,947	551,369	495,743
Operating lease liabilities	485,854	492,856	466,911
Income taxes payable	102,356	54,508	44,865
Deferred revenue and other liabilities	340,572	364,933	297,633
Total current liabilities	3,022,173	2,752,394	2,525,155
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,483,496	1,483,260	1,482,565
Long-term operating lease liabilities	2,336,845	2,287,714	2,256,068
Other long-term liabilities	175,215	171,103	169,854
Total long-term liabilities	3,995,556	3,942,077	3,908,487
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	570	568	617
Class B common stock	236	236	236
Additional paid-in capital	1,448,098	1,448,855	1,405,767
Retained earnings	5,773,338	5,588,914	5,096,789
Accumulated other comprehensive loss	(389)	(329)	(345)
Treasury stock, at cost	(4,534,587)	(4,420,963)	(3,828,894)
Total stockholders' equity	2,687,266	2,617,281	2,674,170
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,704,995	$9,311,752	$9,107,812

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281
Exercise of stock options	492	5	—	—	12,288	—	—	—	12,293
Restricted stock vested	384	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(144)	(2)	—	—	(30,298)	—	—	—	(30,300)
Net income	—	—	—	—	—	275,295	—	—	275,295
Stock-based compensation	—	—	—	—	17,257	—	—	—	17,257
Foreign currency translation adjustment, net of taxes of $19	—	—	—	—	—	—	(60)	—	(60)
Purchase of shares for treasury	(548)	(5)	—	—	—	—	—	(113,624)	(113,629)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(90,871)	—	—	(90,871)
BALANCE, May 4, 2024	57,021	$570	23,571	$236	$1,448,098	$5,773,338	$(389)	$(4,534,587)	$2,687,266

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	485	5	—	—	12,365	—	—	—	12,370
Restricted stock vested	1,983	20	—	—	(20)	—	—	—	—
Minimum tax withholding requirements	(668)	(6)	—	—	(94,689)	—	—	—	(94,695)
Net income	—	—	—	—	—	304,649	—	—	304,649
Stock-based compensation	—	—	—	—	12,809	—	—	—	12,809
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	(93)	—	(93)
Purchase of shares for treasury	(418)	(4)	—	—	—	—	—	(57,697)	(57,701)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(86,264)	—	—	(86,264)
BALANCE, April 29, 2023	61,652	$617	23,571	$236	$1,405,767	$5,096,789	$(345)	$(3,828,894)	$2,674,170

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 4, 2024	April 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$275,295	$304,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	91,477	82,348
Amortization of deferred financing fees and debt discount	580	637
Deferred income taxes	12,100	9,907
Stock-based compensation	17,257	12,809
Other, net	100	(1,464)
Changes in assets and liabilities:
Accounts receivable	(29,146)	(25,991)
Inventories	(352,351)	(166,582)
Prepaid expenses and other assets	(22,918)	(11,913)
Accounts payable	192,488	(99,959)
Accrued expenses	7,563	(70,362)
Income taxes payable / receivable	48,218	7,383
Construction allowances provided by landlords	31,369	23,684
Deferred revenue and other liabilities	(21,798)	(42,183)
Operating lease assets and liabilities	(18,515)	(71,343)
Net cash provided by (used in) operating activities	231,719	(48,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(157,525)	(84,507)
Proceeds from sale of other assets	—	27,500
Other investing activities	(474)	(31,360)
Net cash used in investing activities	(157,999)	(88,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes	—	(137)
Payments on finance lease obligations	—	(198)
Proceeds from exercise of stock options	12,293	12,370
Minimum tax withholding requirements	(30,300)	(94,695)
Cash paid for treasury stock	(108,629)	(57,701)
Cash dividends paid to stockholders	(94,395)	(104,783)
(Decrease) increase in bank overdraft	(4,772)	100,278
Net cash used in financing activities	(225,803)	(144,866)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(60)	(93)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(152,143)	(281,706)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,801,220	1,924,386
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,649,077	$1,642,680
Supplemental disclosure of cash flow information:
Accrued property and equipment	$104,334	$81,160
Cash paid for interest	$504	$1,578
Cash paid for income taxes	$6,632	$7,685
Accrued treasury stock	$5,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company also owns and operates Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores, and offers its products both online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or otherwise specifies, any reference to “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024 as filed with the Securities and Exchange Commission on March 28, 2024. Operating results for the 13 weeks ended May 4, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2025 or any other period.
Reclassifications
Certain reclassifications have been made to prior year amounts within the Consolidated Statements of Income to conform selling, general and administrative expenses and pre-opening expenses to the current year presentation of grand opening advertising costs. Beginning in fiscal 2024, pre-opening expenses include grand opening advertising costs, which were historically included within selling, general and administrative expenses. This change in presentation had no effect on the Company’s income from operations.
Recently Adopted Accounting Pronouncement
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose the key terms of its program along with information about obligations outstanding, including a roll-forward of those obligations. The Company adopted this ASU during the first quarter of fiscal 2023, with the exception of the roll-forward disclosure requirement, which is effective on a prospective basis beginning in fiscal 2024 within the Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	May 4, 2024	April 29, 2023
Numerator:
Net income for earnings per common share – basic	$275,295	$304,649
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	—	337
Net income for earnings per common share – diluted	$275,295	$304,986
Denominator:
Weighted average common shares outstanding - basic	80,582	83,071
Dilutive effect of stock-based awards	2,764	4,009
Dilutive effect of warrants	—	1,015
Dilutive effect of Convertible Senior Notes	—	1,569
Weighted average common shares outstanding - diluted	83,346	89,664
Earnings per common share:
Basic	$3.42	$3.67
Diluted	$3.30	$3.40

Stock-based awards excluded from diluted shares	69	131

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Recurring
The Company records deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans. As of May 4, 2024, February 3, 2024 and April 29, 2023, the fair value of the Company’s deferred compensation plans was $143.2 million, $137.9 million and $138.7 million, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets.
The Company discloses the fair value of its senior notes due 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	May 4, 2024		February 3, 2024		April 29, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$743,357	$627,398	$743,168	$633,915	$742,612	$621,308
Senior notes due 2052	$740,139	$521,483	$740,092	$535,470	$739,953	$525,293
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at May 4, 2024, February 3, 2024 and April 29, 2023.
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

4. Leases
The Company leases substantially all of its stores, three of its distribution centers, and certain equipment under non-cancellable operating leases that expire at various dates through 2041. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The lease agreements are primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 13 weeks ended May 4, 2024 and April 29, 2023 were as follows (in thousands):

	13 Weeks Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$175,613	$221,223
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$177,555	$244,505

5. Subsequent Event
On May 28, 2024, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.10 per share on the Company's common stock and Class B common stock. The dividend is payable on June 28, 2024 to stockholders of record as of the close of business on June 14, 2024.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations regarding our future comparable sales and earnings per share; our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures, geopolitical conflicts, the end of student loan payment deferments, and elevated interest rates; supply chain disruptions, including factory closures and port congestion; changes in consumer demand for products in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses and manage inventory shrink; the impact of our business optimization efforts completed in 2023; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; the repositioning of our real estate portfolio, including plans to open additional DICK’S House of Sport stores, next generation 50,000 square foot DICK’S stores, or other specialty concept stores, including Golf Galaxy Performance Center; plans to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories; our diversity and sustainability goals; the belief that our inventory is healthy and well-positioned to meet the demands of our athletes in 2024; our belief that the Inflation Reduction Act will not materially impact our financial results, including our estimated effective tax rate and liquidity; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores including converting approximately 50 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2024 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪Macroeconomic conditions, including inflation, elevated interest rates and recessionary pressures, adverse changes in consumer disposable income, the reinstatement of student loan payments, consumer confidence and perception of economic conditions, geopolitical conflicts, terrorism or public unrest; wage and unemployment levels; consumer debt and the cost of basic necessities and other goods; pandemics, epidemics, contagious disease outbreaks and other public health concerns and the effectiveness of measures to mitigate such impact;
▪The dependence of our business on consumer discretionary spending, the impact of a decrease in discretionary spending due to inflation or otherwise on our business, and our ability to predict or effectively react to changes in consumer demand or shopping patterns;
▪Intense competition in the sporting goods industry and in retail, including competition for talent and the level of competitive promotional activity and technological innovation;
▪That our strategic plans initiatives may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;
▪Our ability to grow our DICK’s House of Sport, next generation DICK’S and Golf Galaxy Performance Center Stores and execute our overall real estate strategy;
▪Fluctuations in product costs and availability due to inflationary pressures, fuel price uncertainty, supply chain constraints, increases in commodity prices, labor shortages and other factors;
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
▪Negative reactions from our customers, stockholders or vendors regarding changes to our policies or positions related to social and political issues;
▪That our investments in omni-channel growth or other business transformation initiatives may not produce the anticipated benefits within the expected time frame or at all;
▪The impact of an increase to corporate tax rates or other changes in tax laws;
▪Risks associated with brick-and-mortar retail store model, including our ability to optimize our store lease portfolio and our distribution and fulfillment network;
▪Unauthorized use of or disclosure of sensitive or confidential athlete, teammate, vendor or Company information;
▪Risks associated with our vertical brand offerings, including product liability and product recalls, specialty concept stores, and GameChanger;
▪Disruptions or other problems with our information systems;
▪Risks and costs relating to changing laws and regulations affecting our business, including consumer products; firearms and ammunition; tax; foreign trade; labor; data protection; privacy; eCommerce (including AI and machine learning); and environmental, social, and governance issues;
▪Litigation risks for which we may not have sufficient insurance or other coverage;
▪Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;
▪Our ability to protect the reputation of our Company and our brands;
▪Our ability to attract, train, engage and retain key teammates and to adequately respond to teammate organizing efforts;
▪The impact of wage increases on our financial results, including those related to supply chain disruptions and labor challenges;
▪Disruptions to our distribution and fulfillment network or customer support center;
▪Weather-related risks and seasonal influences and the overall seasonality of certain categories of our business, as well as the current geographic concentration of DICK’S Sporting Goods stores;
▪Our pursuit of strategic alliances, investments or acquisitions, including the timing and costs of such investments and acquisitions as well as the potential failure of an alliance, investment or acquisition to produce the anticipated results or inability to successfully integrate acquired companies;
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
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended February 3, 2024, filed on March 28, 2024 (our “2023 Annual Report”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores, and also offer our products online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
Through our strategic pillars of athlete experience, teammate experience, differentiated product and brand engagement, we have transformed our business to drive sustained profitable growth. As part of our strategy, we have meaningfully improved our merchandise assortment through strong relationships with our key brand partners, which provides access to highly differentiated product, and our vertical brands. We have also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to further engage our athletes. Lastly, we continue to innovate in our omni-channel athlete experience through our DICK’S House of Sport stores, Golf Galaxy Performance Centers and our next generation 50,000 square foot DICK’S store. Consumers have also made what we believe will be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products.
In addition to our core strategies, foundational improvements and these strong secular consumer trends, we believe that a key driver of our future omni-channel growth will include repositioning our portfolio to grow our DICK’S House of Sport stores, Golf Galaxy Performance Centers and next generation 50,000 square foot DICK’s stores.

Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including inflationary pressures, the expiration of student loan payment deferments, and the potential impact of elevated interest rates, which could impact consumer discretionary spending behavior and the promotional landscape in which we operate, as well as higher inventory shrink, which has been noted throughout the retail industry. In addition, we completed a business optimization during 2023 to better align our talent, organizational design and spending in support of our most critical strategies while also streamlining our overall cost structure.
Despite the dynamic macroeconomic environment, we continue to experience robust demand from our athletes. As a result of our strong performance during the first fiscal quarter of 2024, expected continuation of this robust demand from our athletes and confidence in our business, we have raised our full year outlook. We now expect comparable sales growth for the year to be in the range of 2% to 3% and earnings per diluted share to be in the range of $13.35 to 13.75.
Overview of other trends affecting 2024
•Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which favorably impacted first quarter net sales comparisons by approximately $45 million. We expect this calendar shift to positively impact net sales comparisons in the first half of the fiscal year, with an offset in the second half.
•As a percentage of net sales, inventory shrink was 22 basis points higher during the first quarter as compared to 2023. While inventory shrink remains elevated compared to historical levels, as our shrink in the second quarter of 2023 also included the cumulative impact of shrink identified from our physical inventories, we expect inventory shrink as a percent of net sales to be lower than the prior year period in the second quarter of 2024.
•During 2024, we expect selling, general and administrative expenses to leverage as a percentage of net sales, as a result of last year’s business optimization and anticipated future benefits, and our ongoing focus on improving productivity and reducing discretionary costs.
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

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Comparable sales performance – Our management considers comparable sales, which includes online sales and GameChanger revenue, to be an important indicator of our current performance. Comparable sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable sales results. For further discussion of our comparable sales, refer to the “Results of Operations and Other Selected Data” section herein.
▪Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are comparable sales, gross profit, and our ability to control selling, general and administrative expenses.
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

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2023 Annual Report, we consider our policies on inventory obsolescence, inventory shrink, goodwill and intangible assets, and impairment of long-lived assets to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 6.2% to $3.02 billion in the current quarter from $2.84 billion during the first quarter of 2023, which includes a shift in the Company’s fiscal calendar that favorably impacted current period net sales comparisons by approximately $45 million. Adjusted for the calendar shift due to the 53rd week in fiscal 2023, comparable sales increased 5.3% following a 3.6% increase in the same period last year.
▪In the current quarter, we reported net income of $275.3 million, or $3.30 per diluted share, compared to $304.6 million, or $3.40 per diluted share, during the first quarter of 2023.
▪During the first quarter of 2024, we:
▪Repurchased 0.5 million shares of common stock for a total cost of $113.6 million under our share repurchase program;
▪Declared and paid a quarterly cash dividend in the amount of $1.10 per share of our common stock and Class B common stock.

▪The following table summarizes store activity for the periods indicated:

	13 Weeks Ended May 4, 2024				13 Weeks Ended April 29, 2023
	DICK’S Sporting Goods		Specialty Concept Stores (1)	Total (2)	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total (2)
Beginning stores	724		131	855	728	125	853
Q1 New stores	1		3	4	—	—	—
Stores acquired (3)	—		—	—	—	12	12
Closed stores	2		—	2	—	2	2
Ending stores	723	(4)	134	857	728	135	863
Relocated stores	3		1	4	1	—	1
(1)Includes our Golf Galaxy, Public Lands, Going Going Gone! and other specialty concept stores. As of May 4, 2024, we operated 106 Golf Galaxy stores, seven Public Lands stores, 18 Going Going Gone! stores, and other specialty concept stores. As of April 29, 2023, we operated 97 Golf Galaxy stores, seven Public Lands stores, 15 Going Going Gone! stores and other specialty concept stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of May 4, 2024, the Company operated 19 combo stores.
(2)Excludes Warehouse Sale store locations that are temporary in nature, of which the Company operated 34 and 39 as of May 4, 2024 and April 29, 2023, respectively.
(3)Represents Moosejaw store locations acquired by the Company during the first quarter of fiscal 2023, which average approximately 4,000 square feet per store. The Company closed ten of the previously acquired Moosejaw store locations during fiscal 2023.
(4)As of May 4, 2024, includes 14 DICK'S House of Sport stores, with two new openings during the first quarter of fiscal 2024, one of which was relocated from a prior store location.

The following table presents selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2023 period, and other data, and is provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2023-2024
	13 Weeks Ended
	May 4, 2024	April 29, 2023
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.71	63.81	(10)
Gross profit	36.29	36.19	10
Selling, general and administrative expenses (3)	24.63	24.41	22
Pre-opening expenses (4)	0.70	0.32	38
Income from operations	10.96	11.46	(50)
Interest expense	0.46	0.53	(7)
Other income	(0.84)	(0.62)	(22)
Income before income taxes	11.34	11.55	(21)
Provision for income taxes	2.22	0.83	139
Net income	9.12%	10.72%	(160)
Other Data:
Comparable sales increase (5) (6)	5.3%	3.6%
Number of stores at end of period (7)	857	863
Total square feet at end of period (in millions) (7)	42.9	42.6
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
(4)Pre-opening expenses, which consist primarily of rent, marketing, including grand opening advertising costs, payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling. Beginning in fiscal 2024, the Company now reflects grand opening advertising costs within pre-opening expenses, which were historically included within selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current year presentation.
(5)Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which favorably impacted current period net sales comparisons by approximately $45 million. Comparable sales for fiscal 2024 are calculated by shifting the prior year period by one week to compare similar calendar weeks.
(6)Beginning in fiscal 2024, we revised our method for calculating comparable sales to include GameChanger revenue. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024.
(7)Excludes temporary Warehouse Sale store locations.

13 Weeks Ended May 4, 2024 Compared to the 13 Weeks Ended April 29, 2023
Net Sales
Net sales increased 6.2% to $3,018.4 million in the current quarter from $2,842.2 million in the quarter ended April 29, 2023. Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which favorably impacted current period net sales comparisons by approximately $45 million. Comparable sales, as adjusted for the shifted retail calendar, increased 5.3%, or $150.6 million. The remaining decrease in net sales was primarily attributable to Moosejaw and other store closures.
The increase in comparable sales included a 2.7% increase in transactions and a 2.6% increase in sales per transaction, and reflects growth in footwear, hydration and athletic apparel, offset by declines in fitness and outdoor-related categories including outerwear, equipment and hunt.
Income from Operations
Income from operations increased to $330.8 million in the current quarter compared to $325.6 million for the quarter ended April 29, 2023.
Gross profit increased to $1,095.3 million in the current quarter from $1,028.6 million for the quarter ended April 29, 2023 and increased as a percentage of net sales by 10 basis points. Merchandise margins as a percentage of net sales decreased 45 basis points as a result of higher markdowns to maintain vibrant and fresh inventory and bring in new inventory to drive sales growth and a 22 basis point increase in inventory shrink due to increased theft, partially offset by a favorable sales mix. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate, increased $9.9 million and leveraged 23 basis points as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment, and supply chain costs.
Selling, general and administrative expenses increased to $743.4 million in the current quarter from $693.8 million during the first quarter of 2023 and increased as a percentage of net sales by 22 basis points. The current quarter includes a $3.6 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income. The remaining 10 basis point increase, or $46.0 million, includes higher incentive compensation, increases in brand-building marketing expenses and other costs to support our sales growth.
Pre-opening expenses increased to $21.1 million in the current quarter from $9.1 million for the quarter ended April 29, 2023. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support the opening of two DICK’S House of Sport stores.
Other Income
Other income totaled $25.4 million in the current quarter compared to $17.7 million in the prior year quarter. This $7.7 million increase was primarily driven by a $4.4 million increase in interest income as a result of higher average interest rates on cash and cash equivalents during the current quarter and a $3.6 million expense decrease from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate increased to 19.6% in the current quarter from 7.2% in the quarter ended April 29, 2023. The prior year quarter effective tax rate included $39.7 million higher tax benefits from employee equity awards vesting and exercised as compared to the current year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of May 4, 2024 was $1.65 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion credit facility (the “Credit Facility”), if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during 2024.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, three of our distribution centers, and certain equipment under non-cancellable operating leases that expire at various dates through 2041. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities.
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of May 4, 2024, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at May 4, 2024.
Senior Notes
As of May 4, 2024, we have $750 million principal amount of 2032 Notes and $750 million principal amount of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of May 4, 2024, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 13 weeks ended May 4, 2024 totaled $157.5 million on a gross basis and $126.2 million on a net basis, inclusive of construction allowances provided by landlords.
We anticipate fiscal 2024 capital expenditures of approximately $800 million, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in planned new store development, relocations and remodels that will include eight DICK’S House of Sport stores, ten Golf Galaxy Performance Centers and 16 next generation 50,000 square foot DICK’S stores that are scheduled to open in 2024 as well as, improvements within our existing stores including converting approximately 50 stores to premium full-service footwear decks. Additionally, we expect to begin construction on 15 DICK’S House of Sport stores that are scheduled to open throughout 2025 and a new regional distribution center that we plan to open in 2026, while continuing to invest in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities. Our 2024 capital expenditures plan also includes the purchase of certain real estate assets related to DICK’S House of Sport stores, for which we are evaluating potential sale-leaseback opportunities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our $2.0 billion share repurchase program authorized by our Board of Directors on December 16, 2021. During the 13 weeks ended May 4, 2024, we repurchased 0.5 million shares of our common stock at a cost of $113.6 million. As of May 4, 2024, the available amount remaining under the December 2021 share repurchase authorization is $665.9 million.
We currently anticipate 2024 share repurchases of approximately $300 million. Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends
During the 13 weeks ended May 4, 2024, we paid $94.4 million of dividends to our stockholders. On May 28, 2024, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.10 per share of common stock and Class B common stock, payable on June 28, 2024 to stockholders of record as of the close of business on June 14, 2024.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $56.6 million, $45.9 million and $41.6 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	13 Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Net cash provided by (used in) operating activities	$231,719	$(48,380)
Net cash used in investing activities	(157,999)	(88,367)
Net cash used in financing activities	(225,803)	(144,866)
Effect of exchange rate changes on cash and cash equivalents	(60)	(93)
Net decrease in cash and cash equivalents	$(152,143)	$(281,706)
Operating Activities
Cash flows provided by operating activities increased $280.1 million for the 13 weeks ended May 4, 2024 compared to the same period in the prior year, primarily due to changes in inventory levels and accounts payable, which increased operating cash flows by $106.7 million, and the timing of payments for payroll, rent and income taxes.
Investing Activities
Cash used in investing activities increased $69.6 million for the 13 weeks ended May 4, 2024 compared to the same period last year. Gross capital expenditures increased $73.0 million primarily driven by investments in future DICK’S House of Sport and next generation 50,000 square foot DICK’S stores, future Golf Galaxy Performance Centers as well as higher investments in remodels or other store enhancements. Cash used in investing activities for the 13 weeks ended April 29, 2023 also includes our acquisition of Moosejaw, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities increased $80.9 million for the 13 weeks ended May 4, 2024 compared to the prior year period, primarily driven by changes in bank overdraft balances between periods. Additionally, the current year includes higher cash payments for share repurchases, which were offset by lower cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards compared to the prior year quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company’s 2023 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the first quarter of fiscal 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 4, 2024.
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On February 16, 2024, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund filed a purported class action complaint against the Company and certain of our executive officers and directors in the United States District Court for the Western District of Pennsylvania (Case No. 2:24-cv-00196-NR-KT), purportedly on behalf of all purchasers of our common shares between May 25, 2022 and August 21, 2023. The complaint alleges that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions about the Company’s business and financial condition, including regarding the Company’s inventory, margins, and business prospects. The complaint seeks relief including unspecified damages and an award of costs and expenses, including attorneys’ fees. On March 14, 2024, the Court entered an order providing that defendants’ time to answer or otherwise respond to the complaint was deferred until the Court ruled on any motion by a purported class member to serve as lead plaintiff, and that the parties then submit a proposed schedule for filing an amended and/or consolidated complaint or designating the operative complaint and the timing of defendants’ response to the same. On April 22, 2024, three purported members of the putative class moved the Court for appointment as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. One of these motions was withdrawn on April 23, 2024. As of May 29, 2024, the Court had not issued an order appointing lead plaintiff. The Company does not believe the complaint states any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
We and our subsidiaries are involved in various other proceedings that are incidental to the normal course of our business. As of the date of this Quarterly Report on Form 10-Q, we do not expect that any of such other proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2023 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the first quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
February 4, 2024 to March 2, 2024	16	$155.96	—	$779,565,161
March 3, 2024 to April 6, 2024	259,759	212.34	258,884	$724,565,657
April 7, 2024 to May 4, 2024	432,794	205.11	289,208	$665,935,739
Total	692,569	$207.82	548,092
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
During the quarter ended May 4, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 30, 2024 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of May 30, 2024 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of May 30, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of May 30, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 30, 2024 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)