Form 10-Q
period 2024-08-03
DICK'S SPORTING GOODS, INC.
filed 2024-09-04
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2024
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
Yes ☐ No ☑

As of August 29, 2024, DICK’S Sporting Goods, Inc. had 57,842,090 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$3,473,635	$3,223,643	$6,492,019	$6,065,823
Cost of goods sold, including occupancy and distribution costs	2,197,935	2,114,167	4,121,025	3,927,731
GROSS PROFIT	1,275,700	1,109,476	2,370,994	2,138,092
Selling, general and administrative expenses	796,673	764,788	1,540,071	1,458,632
Pre-opening expenses	8,931	32,929	30,027	42,078
INCOME FROM OPERATIONS	470,096	311,759	800,896	637,382
Interest expense	13,521	14,384	27,357	29,427
Other income	(25,756)	(28,499)	(51,148)	(46,206)
INCOME BEFORE INCOME TAXES	482,331	325,874	824,687	654,161
Provision for income taxes	120,101	81,543	187,162	105,181
NET INCOME	$362,230	$244,331	$637,525	$548,980
EARNINGS PER COMMON SHARE:
Basic	$4.50	$2.90	$7.92	$6.57
Diluted	$4.37	$2.82	$7.67	$6.23
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	80,432	84,142	80,507	83,607
Diluted	82,814	86,783	83,080	88,224

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
NET INCOME	$362,230	$244,331	$637,525	$548,980
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment, net of tax	(76)	68	(136)	(25)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(76)	68	(136)	(25)
COMPREHENSIVE INCOME	$362,154	$244,399	$637,389	$548,955

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,691,899	$1,801,220	$1,901,903
Accounts receivable, net	168,495	114,877	139,842
Income taxes receivable	11,410	4,108	13,795
Inventories, net	3,178,024	2,848,797	2,851,366
Prepaid expenses and other current assets	130,707	121,047	115,138
Total current assets	5,180,535	4,890,049	5,022,044
Property and equipment, net	1,862,206	1,638,161	1,520,678
Operating lease assets	2,346,020	2,257,482	2,269,101
Intangible assets, net	56,520	56,663	62,993
Goodwill	245,857	245,857	250,503
Deferred income taxes	31,928	37,846	24,278
Other assets	212,893	185,694	207,767
TOTAL ASSETS	$9,935,959	$9,311,752	$9,357,364

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,426,650	$1,288,728	$1,320,662
Accrued expenses	604,372	551,369	597,740
Operating lease liabilities	489,511	492,856	499,189
Income taxes payable	58,454	54,508	52,699
Deferred revenue and other liabilities	342,019	364,933	305,389
Total current liabilities	2,921,006	2,752,394	2,775,679
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,483,734	1,483,260	1,482,794
Long-term operating lease liabilities	2,423,264	2,287,714	2,276,037
Other long-term liabilities	183,070	171,103	178,493
Total long-term liabilities	4,090,068	3,942,077	3,937,324
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	568	568	602
Class B common stock	236	236	236
Additional paid-in capital	1,463,498	1,448,855	1,419,628
Retained earnings	6,045,601	5,588,914	5,255,787
Accumulated other comprehensive loss	(465)	(329)	(277)
Treasury stock, at cost	(4,584,553)	(4,420,963)	(4,031,615)
Total stockholders' equity	2,924,885	2,617,281	2,644,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,935,959	$9,311,752	$9,357,364

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281
Exercise of stock options	492	5	—	—	12,288	—	—	—	12,293
Restricted stock vested	384	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(144)	(2)	—	—	(30,298)	—	—	—	(30,300)
Net income	—	—	—	—	—	275,295	—	—	275,295
Stock-based compensation	—	—	—	—	17,257	—	—	—	17,257
Foreign currency translation adjustment, net of taxes of $19	—	—	—	—	—	—	(60)	—	(60)
Purchase of shares for treasury	(548)	(5)	—	—	—	—	—	(113,624)	(113,629)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(90,871)	—	—	(90,871)
BALANCE, May 4, 2024	57,021	$570	23,571	$236	$1,448,098	$5,773,338	$(389)	$(4,534,587)	$2,687,266
Exercise of stock options	42	1	—	—	656	—	—	—	657
Restricted stock vested	17	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(3)	—	—	—	(811)	—	—	—	(811)
Net income	—	—	—	—	—	362,230	—	—	362,230
Stock-based compensation	—	—	—	—	15,555	—	—	—	15,555
Foreign currency translation adjustment, net of taxes of $24	—	—	—	—	—	—	(76)	—	(76)
Purchase of shares for treasury, including excise tax	(252)	(3)	—	—	—	—	—	(49,966)	(49,969)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(89,967)	—	—	(89,967)
BALANCE, August 3, 2024	56,825	$568	23,571	$236	$1,463,498	$6,045,601	$(465)	$(4,584,553)	$2,924,885

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	485	5	—	—	12,365	—	—	—	12,370
Restricted stock vested	1,983	20	—	—	(20)	—	—	—	—
Minimum tax withholding requirements	(668)	(6)	—	—	(94,689)	—	—	—	(94,695)
Net income	—	—	—	—	—	304,649	—	—	304,649
Stock-based compensation	—	—	—	—	12,809	—	—	—	12,809
Foreign currency translation adjustment, net of taxes of $30	—	—	—	—	—	—	(93)	—	(93)
Purchase of shares for treasury	(418)	(4)	—	—	—	—	—	(57,697)	(57,701)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(86,264)	—	—	(86,264)
BALANCE, April 29, 2023	61,652	$617	23,571	$236	$1,405,767	$5,096,789	$(345)	$(3,828,894)	$2,674,170
Exercise of stock options	53	—	—	—	961	—	—	—	961
Restricted stock vested	64	1	—	—	(1)	—	—	—	—
Minimum tax withholding requirements	(16)	—	—	—	(2,296)	—	—	—	(2,296)
Net income	—	—	—	—	—	244,331	—	—	244,331
Stock-based compensation	—	—	—	—	15,197	—	—	—	15,197
Foreign current translation adjustment, net of taxes of ($22)	—	—	—	—	—	—	68	—	68
Purchase of shares for treasury	(1,570)	(16)	—	—	—	—	—	(202,721)	(202,737)
Cash dividend declared, $1.00 per common share	—	—	—	—	—	(85,333)	—	—	(85,333)
BALANCE, July 29, 2023	60,183	$602	23,571	$236	$1,419,628	$5,255,787	$(277)	$(4,031,615)	$2,644,361

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	August 3, 2024	July 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$637,525	$548,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,219	168,900
Amortization of deferred financing fees and debt discount	1,162	1,210
Deferred income taxes	5,918	16,911
Stock-based compensation	32,812	28,006
Other, net	2,443	(1,464)
Changes in assets and liabilities:
Accounts receivable	(34,396)	(30,311)
Inventories	(329,227)	16,254
Prepaid expenses and other assets	(10,464)	(10,088)
Accounts payable	141,555	14,404
Accrued expenses	5,450	14,004
Income taxes payable / receivable	(3,356)	17,671
Construction allowances provided by landlords	46,556	30,995
Deferred revenue and other liabilities	(22,501)	(35,648)
Operating lease assets and liabilities	(36,548)	(86,331)
Net cash provided by operating activities	626,148	693,493
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(372,105)	(248,560)
Proceeds from sale of other assets	8,775	27,500
Other investing activities	(3,548)	(47,719)
Net cash used in investing activities	(366,878)	(268,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes	—	(137)
Payments on finance lease obligations	—	(401)
Proceeds from exercise of stock options	12,950	13,332
Minimum tax withholding requirements	(31,111)	(96,992)
Cash paid for treasury stock	(163,567)	(260,438)
Cash dividends paid to stockholders	(183,094)	(189,110)
(Decrease) increase in bank overdraft	(3,633)	86,574
Net cash used in financing activities	(368,455)	(447,172)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(136)	(25)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,321)	(22,483)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,801,220	1,924,386
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,691,899	$1,901,903
Supplemental disclosure of cash flow information:
Accrued property and equipment	$112,287	$101,289
Cash paid for interest, net of capitalized amounts	$26,195	$27,704
Cash paid for income taxes	$187,661	$75,320

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores, and also offers its products online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024 as filed with the Securities and Exchange Commission on March 28, 2024. Operating results for the 13 and 26 weeks ended August 3, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2025 or any other period.
Reclassifications
Certain reclassifications have been made to prior year amounts within the Consolidated Statements of Income to conform selling, general and administrative expenses and pre-opening expenses to the current year presentation of grand opening advertising costs. Beginning in fiscal 2024, pre-opening expenses include grand opening advertising costs, which were historically included within selling, general and administrative expenses. This change in presentation had no effect on the Company’s income from operations in any reporting period.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator:
Net income for earnings per common share – basic	$362,230	$244,331	$637,525	$548,980
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	—	—	—	337
Net income for earnings per common share – diluted	$362,230	$244,331	$637,525	$549,317
Denominator:
Weighted average common shares outstanding - basic	80,432	84,142	80,507	83,607
Dilutive effect of stock-based awards	2,382	2,641	2,573	3,325
Dilutive effect of warrants	—	—	—	508
Dilutive effect of Convertible Senior Notes	—	—	—	784
Weighted average common shares outstanding - diluted	82,814	86,783	83,080	88,224
Earnings per common share:
Basic	$4.50	$2.90	$7.92	$6.57
Diluted	$4.37	$2.82	$7.67	$6.23

Stock-based awards excluded from diluted shares	1	312	35	222

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
Recurring
The Company records deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans. As of August 3, 2024, February 3, 2024 and July 29, 2023, the fair value of the Company’s deferred compensation plans was $152.2 million, $137.9 million and $148.0 million, respectively, which is included within long-term liabilities on the Consolidated Balance Sheets.
The Company discloses the fair value of its senior notes due 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	August 3, 2024		February 3, 2024		July 29, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$743,547	$656,783	$743,168	$633,915	$742,795	$609,518
Senior notes due 2052	$740,187	$550,860	$740,092	$535,470	$739,999	$509,813

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at August 3, 2024, February 3, 2024 and July 29, 2023.
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
Supplemental cash flow information related to operating leases for the 26 weeks ended August 3, 2024 and July 29, 2023 were as follows (in thousands):

	26 Weeks Ended
	August 3, 2024	July 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$352,205	$388,606
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$403,648	$426,237

5. Subsequent Event
On September 3, 2024, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.10 per share on the Company's common stock and Class B common stock. The dividend is payable on October 4, 2024 to stockholders of record as of the close of business on September 20, 2024.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations regarding our future comparable sales and earnings per share; our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures, geopolitical conflicts, the end of student loan payment deferments, and elevated interest rates; supply chain disruptions, including factory closures and port congestion; changes in consumer demand for products in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses and manage inventory shrink; the impact of our business optimization efforts completed in 2023; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; the repositioning of our real estate portfolio, including plans to open additional DICK’S House of Sport stores, next generation 50,000 square foot DICK’S stores, or other specialty concept stores, including Golf Galaxy Performance Center; plans to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories; our diversity and sustainability goals; the belief that our inventory is healthy and well-positioned to meet the demands of our athletes in 2024; our belief that the Inflation Reduction Act will not materially impact our financial results, including our estimated effective tax rate and liquidity; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores, including converting approximately 45 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
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
▪Risks associated with our brick-and-mortar retail store model, including our ability to optimize our store lease portfolio and our distribution and fulfillment network;
▪Unauthorized use or disclosure of sensitive or confidential athlete, teammate, vendor or Company information;
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
Through our strategic pillars of athlete experience, teammate experience, differentiated product and brand engagement, we have transformed our business to drive sustained profitable growth. As part of our strategy, we have meaningfully improved our merchandise assortment through our vertical brands and strong relationships with our key brand partners, which provide access to highly differentiated products. We have also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to further engage our athletes. Lastly, we continue to innovate our omni-channel athlete experience through our DICK’S House of Sport stores, Golf Galaxy Performance Centers and our next generation 50,000 square foot DICK’S store, and believe that a key driver of our future omni-channel growth will include repositioning our store portfolio to grow these stores. In addition to these strategies and foundational improvements, consumers have also made what we believe will be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including inflationary pressures, the expiration of student loan payment deferments, and the potential impact from continued elevated interest rates, which could impact consumer discretionary spending behavior and the promotional landscape in which we operate, as well as higher inventory shrink, which has been noted throughout the retail industry. In addition, we completed a business optimization during 2023 to better align our talent, organizational design and spending in support of our most critical strategies while also streamlining our overall cost structure.
Despite the dynamic macroeconomic environment, we continue to experience robust demand from our athletes. As a result of our strong performance during fiscal 2024 and our confidence about our strategic initiatives and operational strength, we have raised our full year outlook. We now expect comparable sales growth for the year to be in the range of 2.5% to 3.5% and earnings per diluted share to be in the range of $13.55 to 13.90.
Overview of other trends affecting 2024
•Due to the 53rd week in fiscal 2023, there is a one-week shift in the current year fiscal calendar compared to the prior year, which favorably impacted net sales comparisons for the first half of the fiscal year by approximately $140 million, or $0.45 per diluted share. We expect an offset to this favorability in the second half of the fiscal year, including an unfavorable impact to net sales comparisons for the third quarter of approximately $105 million, or $0.35 per diluted share, resulting from the calendar shift during a key back-to-school week. Apart from the extra week of operations last year, which added $170.2 million of net sales, or $0.19 per diluted share to our full year results, the calendar shift will not impact total net sales or earnings per diluted share comparisons to the prior year.
•While inventory shrink remains elevated compared to historical levels, inventory shrink as a percentage of net sales decreased 83 basis points during the second quarter as compared to 2023, as the prior year period included the cumulative impact of shrink identified from our physical inventories. For the remainder of the year, we expect inventory shrink as a percent of net sales to remain relatively flat compared to the prior year period.
•During 2024, we expect gross margin to expand year-over-year. Additionally, we expect selling, general and administrative expenses to leverage as a percentage of net sales due to last year’s business optimization, which resulted in $72.8 million of charges within selling, general and administrative expenses, partially offset by current year investments to drive long-term growth following the strength of our business.
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

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Comparable sales performance – Our management considers comparable sales, which also includes online sales and GameChanger revenue, to be an important indicator of our current performance. Comparable sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable sales results. For further discussion of our comparable sales, refer to the “Results of Operations and Other Selected Data” section herein.
▪Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are comparable sales, gross profit, and our ability to control selling, general and administrative expenses.
▪Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, which include investments in new and existing stores and our eCommerce channel, distribution and administrative facilities, continuous improvements to information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically experience lower operating cash flows in our first and third fiscal quarters due to the timing of inventory purchases in advance of our peak selling periods and anticipated higher cash flows during our second and fourth fiscal quarter. For further discussion of our cash flows, refer to the “Liquidity and Capital Resources” section herein.
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

CRITICAL ACCOUNTING POLICIES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2023 Annual Report, we consider our policies on inventory obsolescence, inventory shrink, goodwill and intangible assets, and impairment of long-lived assets to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to the Company’s critical accounting policies from those disclosed in the Company’s 2023 Annual Report.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 7.8% to $3.47 billion in the current quarter from $3.22 billion during the second quarter of 2023, which includes a shift in the Company’s fiscal calendar due to the 53rd week in fiscal 2023 that favorably impacted current period net sales comparisons by approximately $95 million. Adjusted for the calendar shift, comparable sales increased 4.5%, following a 2.0% increase in the same period last year.
▪In the current quarter, we reported net income of $362.2 million, or $4.37 per diluted share, compared to $244.3 million, or $2.82 per diluted share, during the second quarter of 2023. The year-over-year increase was favorably impacted by the calendar shift by approximately $0.30 per diluted share.
▪During the second quarter of 2024, we:
▪Repurchased 0.3 million shares of common stock for a total cost of $49.9 million under our share repurchase program;
▪Declared and paid a quarterly cash dividend in the amount of $1.10 per share of our common stock and Class B common stock.

▪The following table summarizes store activity for the periods indicated:

	26 Weeks Ended August 3, 2024				26 Weeks Ended July 29, 2023
	DICK’S Sporting Goods		Specialty Concept Stores (1)	Total (2)	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total (2)
Beginning stores	724		131	855	728	125	853
Q1 New stores	1		3	4	—	—	—
Q2 New stores	2		5	7	—	1	1
Stores acquired (3)	—		—	—	—	12	12
Closed stores	2		3	5	3	3	6
Ending stores	725	(4)	136	861	725	135	860
Relocated stores	5		1	6	10	1	11
(1)Includes our Golf Galaxy, Public Lands, Going Going Gone! and other specialty concept stores. As of August 3, 2024, we operated 108 Golf Galaxy stores, eight Public Lands stores and 20 Going Going Gone! stores. As of July 29, 2023, we operated 97 Golf Galaxy stores, seven Public Lands stores, 16 Going Going Gone! stores and other specialty concept stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of August 3, 2024, the Company operated 19 combo stores.
(2)Excludes temporary value chain locations, of which the Company operated 32 and 38 as of August 3, 2024 and July 29, 2023, respectively.
(3)Represents Moosejaw store locations acquired by the Company during the first quarter of fiscal 2023. The Company closed 10 of the previously acquired Moosejaw store locations during fiscal 2023 and the remaining locations during fiscal 2024.
(4)As of August 3, 2024, includes 14 DICK'S House of Sport stores, with two new openings during the first quarter of fiscal 2024, one of which was relocated from a prior store location.

The following tables present selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2023 period, and other data, and are provided to facilitate a further understanding of our business. These tables should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2023-2024
	13 Weeks Ended
	August 3, 2024 (A)	July 29, 2023 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.27	65.58	(231)
Gross profit	36.73	34.42	231
Selling, general and administrative expenses (3)	22.93	23.72	(79)
Pre-opening expenses (4)	0.26	1.02	(76)
Income from operations	13.53	9.67	386
Interest expense	0.39	0.45	(6)
Other income	(0.74)	(0.88)	14
Income before income taxes	13.89	10.11	378
Provision for income taxes	3.46	2.53	93
Net income	10.43%	7.58%	285
Other Data:
Comparable sales increase (5) (6)	4.5%	2.0%
Number of stores at end of period (7)	861	860
Total square feet at end of period (in millions) (7)	43.2	42.4

			Basis Point Change in Percentage of Net Sales from Prior Year 2023-2024 (A)
	26 Weeks Ended
	August 3, 2024 (A)	July 29, 2023
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.48	64.75	(127)
Gross profit	36.52	35.25	127
Selling, general and administrative expenses (3)	23.72	24.05	(33)
Pre-opening expenses (4)	0.46	0.69	(23)
Income from operations	12.34	10.51	183
Interest expense	0.42	0.49	(7)
Other income	(0.79)	(0.76)	(3)
Income before income taxes	12.70	10.78	192
Provision for income taxes	2.88	1.73	115
Net income	9.82%	9.05%	77
Other Data:
Comparable sales increase (5) (6)	4.9%	2.7%
Number of stores at end of period (7)	861	860
Total square feet at end of period (in millions) (7)	43.2	42.4

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
(5)Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which favorably impacted the 13 and 26 weeks ended August 3, 2024 net sales comparisons by approximately $95 million and $140 million, respectively. Comparable sales for fiscal 2024 are calculated by shifting the prior year period by one week to compare similar calendar weeks.
(6)Beginning in fiscal 2024, we revised our method for calculating comparable sales to include GameChanger revenue. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024.
(7)Excludes temporary value chain locations.

13 Weeks Ended August 3, 2024 Compared to the 13 Weeks Ended July 29, 2023
Net Sales
Net sales increased 7.8% to $3,473.6 million in the current quarter from $3,223.6 million for the quarter ended July 29, 2023. Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which favorably impacted current period net sales comparisons by approximately $95 million. Comparable sales, as adjusted for the shifted retail calendar, increased 4.5%, or $143.4 million. The remaining increase in net sales was primarily attributable to new stores, including DICK’S House of Sport and Golf Galaxy Performance Center locations, partially offset by Moosejaw and other store closures.
The increase in comparable sales included a 3.5% increase in sales per transaction and a 1.0% increase in transactions, and reflects growth in footwear, athletic apparel and hydration, offset by declines in outdoor-related categories including equipment and hunt.
Income from Operations
Income from operations increased to $470.1 million in the current quarter compared to $311.8 million for the quarter ended July 29, 2023.
Gross profit increased to $1,275.7 million in the current quarter from $1,109.5 million for the quarter ended July 29, 2023 and increased as a percentage of net sales by 231 basis points. Merchandise margins as a percentage of net sales increased 169 basis points as a result of a favorable sales mix and the quality of our assortment and an 83 basis point decrease in inventory shrink from the prior year quarter, which included the cumulative impact of shrink identified from our physical inventories compared to our estimates. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate, increased $13.6 million and leveraged 24 basis points as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment, and supply chain costs.

Selling, general and administrative expenses increased 4.2% to $796.7 million in the current quarter from $764.8 million for the quarter ended July 29, 2023, but decreased as a percentage of net sales by 79 basis points due to the current quarter increase in net sales. The $31.9 million increase includes higher incentive compensation, increases in brand-building marketing expenses and other costs in support of our sales growth. The current quarter also includes a $0.7 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Pre-opening expenses decreased to $8.9 million in the current quarter from $32.9 million for the quarter ended July 29, 2023. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The prior year quarter included pre-opening expenses to support the opening of seven DICK’S House of Sport stores.
Other Income
Other income totaled $25.8 million in the current quarter compared to $28.5 million for the prior year quarter, and includes a $0.7 million expense decrease compared to the prior year from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate decreased to 24.9% in the current quarter from 25.0% for the quarter ended July 29, 2023.

26 Weeks Ended August 3, 2024 Compared to the 26 Weeks Ended July 29, 2023
Net Sales
Net sales increased 7.0% to $6,492.0 million in the current period from $6,065.8 million for the prior year period. Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which favorably impacted current period net sales comparisons by approximately $140 million. Comparable sales, as adjusted for the shifted retail calendar, increased 4.9%, or $294.0 million. The remaining decrease in net sales was primarily attributable to Moosejaw and other store closures, partially offset by new stores, including DICK’S House of Sport and Golf Galaxy Performance Center locations.
The increase in comparable sales included a 3.1% increase in sales per transaction and a 1.8% increase in transactions, and reflects growth in footwear, hydration and athletic apparel, offset by declines in fitness and outdoor-related categories including apparel, equipment and hunt.
Income from Operations
Income from operations increased to $800.9 million in the current period, compared to $637.4 million for the prior year period.
Gross profit increased to $2,371.0 million in the current period from $2,138.1 million for the prior year period and increased as a percentage of net sales by 127 basis points. Merchandise margins as a percentage of net sales increased 69 basis points as a result of a favorable sales mix and a 34 basis point decrease in inventory shrink from the prior year, which included the cumulative impact of shrink identified from our physical inventories. Our occupancy costs increased $23.5 million and leveraged 23 basis points compared to fiscal 2023 as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment, and supply chain costs.
Selling, general and administrative expenses increased 5.6% to $1,540.1 million in the current period from $1,458.6 million for the prior year period, but decreased as a percentage of net sales by 33 basis points due to the current period increase in net sales. The $81.4 million increase includes higher incentive compensation, increases in brand-building marketing expenses and other costs in support of our sales growth. The current year period also includes a $4.2 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Pre-opening expenses decreased to $30.0 million in the current period from $42.1 million for the prior year period. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support the opening of two DICK’S House of Sport stores, compared to seven in the prior year period.

Other Income
Other income totaled $51.1 million in the current period compared to $46.2 million for the period ended July 29, 2023, and includes a $4.2 million expense decrease compared to the prior year period from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.

Income Taxes
Our effective tax rate increased to 22.7% in the current period from 16.1% for the same period last year. The effective tax rate for the prior year period was favorably impacted by a $39.7 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the prior year compared to the current year period.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of August 3, 2024 was $1.69 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion credit facility (the “Credit Facility”), if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during 2024.
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
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of August 3, 2024, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at August 3, 2024.
Senior Notes
As of August 3, 2024, we have $750 million principal amount of 2032 Notes and $750 million principal amount of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of August 3, 2024, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa3 and BBB, respectively. As of August 9, 2024, Moody’s upgraded the credit rating for our Senior Notes to Baa2.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 26 weeks ended August 3, 2024 totaled $372.1 million on a gross basis and $325.5 million on a net basis, inclusive of construction allowances provided by landlords.

We anticipate fiscal 2024 capital expenditures of approximately $800 million, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in planned new store development, relocations and remodels that will include eight DICK’S House of Sport stores, ten Golf Galaxy Performance Centers and 15 next generation 50,000 square foot DICK’S stores that are currently scheduled to open in 2024, as well as improvements within our existing stores including converting approximately 45 stores to premium full-service footwear decks. Additionally, we expect to begin construction on approximately 15 DICK’S House of Sport stores that are scheduled to open throughout 2025 and a new regional distribution center in Texas that we plan to open in 2026, while continuing to invest in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities. Our 2024 capital expenditures plan also includes the purchase of certain real estate assets primarily related to DICK’S House of Sport stores, for which we are evaluating potential sale-leaseback opportunities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our $2.0 billion share repurchase program authorized by our Board of Directors on December 16, 2021. During the 26 weeks ended August 3, 2024, we repurchased 0.8 million shares of our common stock at a cost of $163.6 million. As of August 3, 2024, the available amount remaining under the December 2021 share repurchase authorization is $616.0 million.
We currently anticipate 2024 share repurchases of approximately $300 million. Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 26 weeks ended August 3, 2024, we paid $183.1 million of dividends to our stockholders. On September 3, 2024, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.10 per share of common stock and Class B common stock, payable on October 4, 2024 to stockholders of record as of the close of business on September 20, 2024.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $49.8 million, $45.9 million and $38.1 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	26 Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$626,148	$693,493
Net cash used in investing activities	(366,878)	(268,779)
Net cash used in financing activities	(368,455)	(447,172)
Effect of exchange rate changes on cash and cash equivalents	(136)	(25)
Net decrease in cash and cash equivalents	$(109,321)	$(22,483)

Operating Activities
Cash flows provided by operating activities decreased $67.3 million for the 26 weeks ended August 3, 2024 compared to the same period in the prior year, primarily due to changes in inventory levels and accounts payable, which decreased operating cash flows by $218.3 million and reflects our investments in key categories to support our sales growth, partially offset by the timing of year-over-year rent payments and higher earnings.
Investing Activities
Cash used in investing activities increased $98.1 million for the 26 weeks ended August 3, 2024 compared to the same period last year. Gross capital expenditures increased $123.5 million primarily driven by investments in future DICK’S House of Sport and next generation 50,000 square foot DICK’S stores, future Golf Galaxy Performance Centers, as well as higher investments in remodels or other store enhancements. Cash used in investing activities for the 26 weeks ended July 29, 2023 included our acquisition of Moosejaw and progress payments for the purchase of corporate aircraft, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $78.7 million for the 26 weeks ended August 3, 2024 compared to the prior year period, primarily driven by lower share repurchases and lower cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards compared to the prior year, partially offset by changes in bank overdraft balances between periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company’s 2023 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the second quarter of fiscal 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 3, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 3, 2024.
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, as filed with the Securities and Exchange Commission on May 30, 2024, on February 16, 2024, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund filed a purported class action complaint against the Company and certain of our executive officers and directors in the United States District Court for the Western District of Pennsylvania (Case No. 2:24-cv-00196-NR-KT), purportedly on behalf of all purchasers of shares of our common stock between May 25, 2022 and August 21, 2023. The complaint alleges that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions about the Company’s business and financial condition, including regarding the Company’s inventory, margins, and business prospects. The complaint seeks relief including unspecified damages and an award of costs and expenses, including attorneys’ fees. On March 14, 2024, the Court entered an order providing that defendants’ time to answer or otherwise respond to the complaint was deferred until the Court ruled on any motion by a purported class member to serve as lead plaintiff. On April 22, 2024, three purported members of the putative class moved the Court for appointment as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. One of these motions was withdrawn on April 23, 2024. On June 11, 2024, the two remaining lead plaintiff movants filed a stipulation requesting that they both be appointed as lead plaintiff. On July 30, 2024, the Court entered an order granting the stipulation and appointing the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of the State of Rhode Island, and Western Pennsylvania Teamsters and Employers Pension Fund as lead plaintiffs. On August 12, 2024, the Court entered an order granting the parties’ proposed scheduling stipulation, which provides that lead plaintiffs shall file a consolidated complaint by October 15, 2024, and defendants shall move to dismiss, answer, or otherwise respond to the consolidated complaint by December 16, 2024. The Company does not believe the complaint states any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the second quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
May 5, 2024 to June 1, 2024	184,107	$197.55	184,107	$629,565,312
June 2, 2024 to July 6, 2024	53,810	200.17	51,244	$619,355,554
July 7, 2024 to August 3, 2024	18,053	199.79	16,800	$615,998,157
Total	255,970	$198.26	252,151
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
During the quarter ended August 3, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of September 4, 2024 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of September 4, 2024 and made pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of September 4, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of September 4, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 4, 2024 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)