Form 10-Q
period 2024-11-02
DICK'S SPORTING GOODS, INC.
filed 2024-11-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2024
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
Yes ☐ No ☑

As of November 22, 2024, DICK’S Sporting Goods, Inc. had 57,903,976 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$3,057,181	$3,042,405	$9,549,200	$9,108,228
Cost of goods sold, including occupancy and distribution costs	1,963,737	1,980,942	6,084,762	5,908,672
GROSS PROFIT	1,093,444	1,061,463	3,464,438	3,199,556
Selling, general and administrative expenses	790,621	768,188	2,330,692	2,226,820
Pre-opening expenses	16,779	20,331	46,806	62,408
INCOME FROM OPERATIONS	286,044	272,944	1,086,940	910,328
Interest expense	12,947	14,382	40,304	43,809
Other income	(23,976)	(10,084)	(75,124)	(56,288)
INCOME BEFORE INCOME TAXES	297,073	268,646	1,121,760	922,807
Provision for income taxes	69,260	67,540	256,422	172,721
NET INCOME	$227,813	$201,106	$865,338	$750,086
EARNINGS PER COMMON SHARE:
Basic	$2.83	$2.46	$10.75	$9.04
Diluted	$2.75	$2.39	$10.43	$8.63
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	80,404	81,772	80,473	82,995
Diluted	82,776	84,291	82,979	86,913

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
NET INCOME	$227,813	$201,106	$865,338	$750,086
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(54)	(185)	(190)	(210)
TOTAL OTHER COMPREHENSIVE LOSS	(54)	(185)	(190)	(210)
COMPREHENSIVE INCOME	$227,759	$200,921	$865,148	$749,876

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,458,655	$1,801,220	$1,406,214
Accounts receivable, net	217,863	114,877	140,791
Income taxes receivable	7,806	4,108	9,118
Inventories, net	3,725,912	2,848,797	3,282,911
Prepaid expenses and other current assets	125,723	121,047	104,963
Total current assets	5,535,959	4,890,049	4,943,997
Property and equipment, net	1,958,017	1,638,161	1,569,703
Operating lease assets	2,382,697	2,257,482	2,243,025
Intangible assets, net	56,472	56,663	56,754
Goodwill	245,857	245,857	245,857
Deferred income taxes	42,031	37,846	30,817
Other assets	230,778	185,694	192,173
TOTAL ASSETS	$10,451,811	$9,311,752	$9,282,326

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,699,957	$1,288,728	$1,630,402
Accrued expenses	665,678	551,369	550,006
Operating lease liabilities	517,968	492,856	485,033
Income taxes payable	11,241	54,508	42,010
Deferred revenue and other liabilities	322,888	364,933	281,943
Total current liabilities	3,217,732	2,752,394	2,989,394
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,483,975	1,483,260	1,483,026
Long-term operating lease liabilities	2,487,303	2,287,714	2,264,941
Other long-term liabilities	199,416	171,103	160,261
Total long-term liabilities	4,170,694	3,942,077	3,908,228
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	569	568	568
Class B common stock	236	236	236
Additional paid-in capital	1,470,946	1,448,855	1,430,802
Retained earnings	6,183,406	5,588,914	5,374,573
Accumulated other comprehensive loss	(519)	(329)	(462)
Treasury stock, at cost	(4,591,253)	(4,420,963)	(4,421,013)
Total stockholders' equity	3,063,385	2,617,281	2,384,704
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,451,811	$9,311,752	$9,282,326

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281
Exercise of stock options	492	5	—	—	12,288	—	—	—	12,293
Restricted stock vested	384	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(144)	(2)	—	—	(30,298)	—	—	—	(30,300)
Net income	—	—	—	—	—	275,295	—	—	275,295
Stock-based compensation	—	—	—	—	17,257	—	—	—	17,257
Foreign currency translation adjustment, net of taxes of $19	—	—	—	—	—	—	(60)	—	(60)
Purchase of shares for treasury	(548)	(5)	—	—	—	—	—	(113,624)	(113,629)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(90,871)	—	—	(90,871)
BALANCE, May 4, 2024	57,021	$570	23,571	$236	$1,448,098	$5,773,338	$(389)	$(4,534,587)	$2,687,266
Exercise of stock options	42	1	—	—	656	—	—	—	657
Restricted stock vested	17	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(3)	—	—	—	(811)	—	—	—	(811)
Net income	—	—	—	—	—	362,230	—	—	362,230
Stock-based compensation	—	—	—	—	15,555	—	—	—	15,555
Foreign currency translation adjustment, net of taxes of $24	—	—	—	—	—	—	(76)	—	(76)
Purchase of shares for treasury, including excise tax	(252)	(3)	—	—	—	—	—	(49,966)	(49,969)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(89,967)	—	—	(89,967)
BALANCE, August 3, 2024	56,825	$568	23,571	$236	$1,463,498	$6,045,601	$(465)	$(4,584,553)	$2,924,885
Exercise of stock options	8	—	—	—	327	—	—	—	327
Restricted stock vested	162	2	—	—	(2)	—	—	—	—
Minimum tax withholding requirements	(52)	(1)	—	—	(10,781)	—	—	—	(10,782)
Net income	—	—	—	—	—	227,813	—	—	227,813
Stock-based compensation	—	—	—	—	17,904	—	—	—	17,904
Foreign currency translation adjustment, net of taxes of $17	—	—	—	—	—	—	(54)	—	(54)
Purchase of shares for treasury	(35)	—	—	—	—	—	—	(6,700)	(6,700)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(90,008)	—	—	(90,008)
BALANCE, November 2, 2024	56,908	$569	23,571	$236	$1,470,946	$6,183,406	$(519)	$(4,591,253)	$3,063,385

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	November 2, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$865,338	$750,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290,360	271,368
Amortization of deferred financing fees and debt discount	1,747	1,786
Deferred income taxes	(4,185)	10,372
Stock-based compensation	50,716	39,552
Other, net	(6,795)	9,182
Changes in assets and liabilities:
Accounts receivable	(25,055)	(25,831)
Inventories	(877,115)	(415,291)
Prepaid expenses and other assets	(7,839)	(2,253)
Accounts payable	404,685	256,141
Accrued expenses	62,024	(21,473)
Income taxes payable / receivable	(48,518)	11,659
Construction allowances provided by landlords	54,445	40,624
Deferred revenue and other liabilities	(24,586)	(56,835)
Operating lease assets and liabilities	(54,915)	(104,373)
Net cash provided by operating activities	680,307	764,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(565,569)	(409,527)
Proceeds from sale of other assets	11,872	27,500
Other investing activities	(3,548)	(51,298)
Net cash used in investing activities	(557,245)	(433,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes	—	(137)
Payments on finance lease obligations	—	(609)
Proceeds from exercise of stock options	13,277	13,924
Minimum tax withholding requirements	(41,893)	(97,956)
Cash paid for treasury stock	(170,268)	(648,554)
Cash dividends paid to stockholders	(273,097)	(270,596)
Increase in bank overdraft	6,544	154,577
Net cash used in financing activities	(465,437)	(849,351)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(190)	(210)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(342,565)	(518,172)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,801,220	1,924,386
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,458,655	$1,406,214
Supplemental disclosure of cash flow information:
Accrued property and equipment	$124,808	$88,564
Cash paid for interest, net of capitalized amounts	$24,980	$29,793
Cash paid for income taxes	$306,547	$156,652

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores and also offers its products online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024 as filed with the Securities and Exchange Commission on March 28, 2024. Operating results for the 13 and 39 weeks ended November 2, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2025 or any other period.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net income for earnings per common share – basic	$227,813	$201,106	$865,338	$750,086
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	—	—	—	337
Net income for earnings per common share – diluted	$227,813	$201,106	$865,338	$750,423
Denominator:
Weighted average common shares outstanding - basic	80,404	81,772	80,473	82,995
Dilutive effect of stock-based awards	2,372	2,519	2,506	3,057
Dilutive effect of warrants	—	—	—	338
Dilutive effect of Convertible Senior Notes	—	—	—	523
Weighted average common shares outstanding - diluted	82,776	84,291	82,979	86,913
Earnings per common share:
Basic	$2.83	$2.46	$10.75	$9.04
Diluted	$2.75	$2.39	$10.43	$8.63

Stock-based awards excluded from diluted shares	2	302	24	249

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
Recurring
The Company records deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans. As of November 2, 2024, February 3, 2024 and October 28, 2023, the fair value of the Company’s deferred compensation plans was $153.3 million, $137.9 million and $127.1 million, respectively. The liability for compensation deferred under the Company’s plans is included within other long-term liabilities on the Consolidated Balance Sheets.
The Company discloses the fair value of its senior notes due 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	November 2, 2024		February 3, 2024		October 28, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$743,740	$654,900	$743,168	$633,915	$742,981	$568,358
Senior notes due 2052	$740,235	$543,728	$740,092	$535,470	$740,045	$440,003

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at November 2, 2024, February 3, 2024 and October 28, 2023.
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

4. Leases
The Company leases substantially all of its stores, three of its distribution centers, and certain equipment under non-cancellable operating leases that expire at various dates through 2042. The Company’s stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The lease agreements are primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 39 weeks ended November 2, 2024 and October 28, 2023 were as follows (in thousands):

	39 Weeks Ended
	November 2, 2024	October 28, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$530,658	$561,201
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$633,487	$532,812

5. Subsequent Event
On November 25, 2024, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.10 per share on the Company's common stock and Class B common stock. The dividend is payable on December 27, 2024 to stockholders of record as of the close of business on December 13, 2024.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations regarding our future comparable sales and earnings per share; our belief that many consumers have made lasting lifestyle changes with an increased focus on health and fitness, sports, and outdoor activities, leading to structurally higher sales; current macroeconomic conditions, including the uncertain impact of inflationary pressures, foreign trade, geopolitical conflicts, and elevated interest rates; supply chain disruptions, including factory closures and port congestion; changes in consumer demand for products in certain categories, including fitness and outdoor equipment; the adequacy of our cash flow; our ability to control expenses and manage inventory shrink; the impact of our business optimization efforts completed in 2023; plans to opportunistically open new stores in under-penetrated markets and leverage our real estate portfolio to capitalize on future opportunities in the near and intermediate term as our existing leases come up for renewal; the repositioning of our real estate portfolio, including plans to open additional DICK’S House of Sport stores, next generation 50,000 square foot DICK’S stores, which we refer to internally as “DICK’S Field House”, or other specialty concept stores, including Golf Galaxy Performance Center; plans to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories; our diversity and sustainability goals; the belief that our inventory is healthy and well-positioned to meet the demands of our athletes in 2024; our belief that the Inflation Reduction Act will not materially impact our financial results, including our estimated effective tax rate and liquidity; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, improvements within our existing stores, including converting approximately 45 stores to premium full-service footwear decks, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases; and our future results of operations and financial condition.
The following factors, among others, in some cases have affected, and in the future, could affect our financial performance and actual results, and could cause actual results for fiscal 2024 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by our management:
▪Macroeconomic conditions, including inflation, ongoing elevated interest rates and recessionary pressures, adverse changes in consumer disposable income, consumer confidence and perception of economic conditions, geopolitical conflicts, terrorism or public unrest; wage and unemployment levels; consumer debt and the cost of basic necessities and other goods; pandemics, epidemics, contagious disease outbreaks and other public health concerns and the effectiveness of measures to mitigate such impact;
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
▪Our ability to grow our DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center Stores and execute our overall real estate strategy;
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
▪Risks associated with our brick-and-mortar retail store model, including our ability to optimize our store portfolio and our distribution and fulfillment network;
▪Unauthorized use or disclosure of sensitive or confidential athlete, teammate, vendor or Company information;
▪Risks associated with our vertical brand offerings, including product liability and product recalls, specialty concept stores, and GameChanger;
▪Disruptions or other problems with our information systems;
▪Risks and costs relating to changing laws and regulations affecting our business, including consumer products; firearms and ammunition; tax; foreign trade and tariff structures; labor; data protection; privacy; eCommerce (including AI and machine learning); and environmental, social, and governance issues;
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
▪Our charter’s current anti-takeover provisions, which could prevent or delay a change in control of the Company; and
▪The issuance of quarterly cash dividends and our repurchase activity, if any, pursuant to our share repurchase programs.
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
Through our strategic pillars of athlete experience, teammate experience, differentiated product and brand engagement, we have transformed our business to drive sustained profitable growth. As part of our strategy, we have meaningfully improved our merchandise assortment through our vertical brands and strong relationships with our key brand partners, which provide access to highly differentiated products. We have also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to further engage our athletes. Lastly, we continue to innovate our omni-channel athlete experience through our DICK’S House of Sport stores, Golf Galaxy Performance Centers and our DICK’S Field House stores, and believe that a key driver of our future omni-channel growth will include repositioning our store portfolio to grow these stores. In addition to these strategies and foundational improvements, consumers have also made what we believe will be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates and inflationary pressures, which could impact consumer discretionary spending behavior and the promotional landscape in which we operate, as well as higher levels of inventory shrink, which has been noted throughout the retail industry. In addition, we completed a business optimization during 2023 to better align our talent, organizational design and spending in support of our most critical strategies.
Despite the dynamic macroeconomic environment, we continue to drive comparable sales growth through execution of our core strategies. As a result of our strong performance, confidence in our strategic initiatives and operational strength, balanced against the macroeconomic environment and a shorter traditional holiday shopping season, we have raised our full year outlook for 2024 and now expect comparable sales growth for the year to be in the range of 3.6% to 4.2% and earnings per diluted share to be in the range of $13.65 to $13.95.
Overview of other trends affecting 2024
•Due to the 53rd week in fiscal 2023, there is a one-week shift in the current year fiscal calendar compared to the prior year, which favorably impacted net sales comparisons for the first half of the fiscal year by approximately $140 million, or $0.45 per diluted share. We expect an offset to this favorability in the second half of the fiscal year, including the unfavorable impact to net sales comparisons for the third quarter of approximately $105 million, or $0.35 per diluted share, resulting from the calendar shift during a key back-to-school week. Apart from the extra week of operations last year, which added $170.2 million of net sales, or $0.19 per diluted share to our full year results, the calendar shift will not impact total net sales or earnings per diluted share comparisons to the prior year.
•While inventory shrink remains elevated compared to historical levels, inventory shrink as a percentage of net sales decreased 27 basis points during the year-to-date period compared to 2023, as the prior year-to-date period included the cumulative impact of shrink identified from our physical inventories. For the remainder of the year, we expect inventory shrink as a percent of net sales to remain relatively flat compared to the prior year period.
•During 2024, we expect gross margin to expand year-over-year. Additionally, we expect selling, general and administrative expenses to leverage as a percentage of net sales due to last year’s business optimization, which resulted in $72.8 million of charges within selling, general and administrative expenses, partially offset by strategic investments we are making to drive long-term growth, based upon the strength of our business.
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
▪Store productivity – To assess store-level performance, we monitor various indicators, including sales per square foot, store operating contribution margin and store cash flow.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2023 Annual Report, we consider our policies on inventory obsolescence, inventory shrink, goodwill and intangible assets, and impairment of long-lived assets to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to the Company’s critical accounting policies and estimates from those disclosed in the Company’s 2023 Annual Report.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 0.5% to $3.06 billion in the current quarter from $3.04 billion during the third quarter of 2023, which includes a shift in the Company’s fiscal calendar due to the 53rd week in fiscal 2023 that unfavorably impacted current period net sales comparisons by approximately $105 million. Adjusted for the calendar shift, comparable sales increased 4.2%, following a 1.9% increase in the same period last year.
▪In the current quarter, we reported net income of $227.8 million, or $2.75 per diluted share, compared to $201.1 million, or $2.39 per diluted share, during the third quarter of 2023.
•Net income for the prior year quarter included business optimization charges of $38.8 million, net of tax, or $0.46 per diluted share;
•The year-over-year increase was unfavorably impacted by approximately $0.35 per diluted share from the calendar shift.

▪During the third quarter of 2024, we:
▪Declared and paid a quarterly cash dividend in the amount of $1.10 per share of our common stock and Class B common stock.
▪The following table summarizes store activity for the periods indicated:

	39 Weeks Ended November 2, 2024				39 Weeks Ended October 28, 2023
	DICK’S Sporting Goods		Specialty Concept Stores (1)	Total (2)	DICK’S Sporting Goods	Specialty Concept Stores (1)	Total (2)
Beginning stores	724		131	855	728	125	853
Q1 New stores	1		3	4	—	—	—
Q2 New stores	2		5	7	—	1	1
Q3 New stores	2		1	3	1	9	10
Stores acquired (3)	—		—	—	—	12	12
Closed stores	2		3	5	4	3	7
Ending stores	727	(4)	137	864	725	144	869
Relocated stores	8		3	11	16	2	18
(1)Includes our Golf Galaxy, Public Lands, Going Going Gone! and other specialty concept stores. As of November 2, 2024, we operated 109 Golf Galaxy stores, eight Public Lands stores and 20 Going Going Gone! stores. As of October 28, 2023, we operated 104 Golf Galaxy stores, seven Public Lands stores, 17 Going Going Gone! stores and other specialty concept stores. In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of November 2, 2024, the Company operated 19 combo stores.
(2)Excludes temporary value chain locations, of which the Company operated 30 and 41 as of November 2, 2024 and October 28, 2023, respectively.
(3)Represents Moosejaw store locations acquired by the Company during the first quarter of fiscal 2023. The Company closed ten of the previously acquired Moosejaw store locations during fiscal 2023 and the remaining locations during fiscal 2024.
(4)As of November 2, 2024, includes 17 DICK'S House of Sport stores, with five new openings during fiscal 2024, three of which were relocated and one of which was remodeled from prior store locations. As of November 2, 2024, includes 22 DICK’S Field House stores, with eleven new openings during fiscal 2024, four of which were relocated and three of which were remodeled from prior store locations.

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

			Basis Point Change in Percentage of Net Sales from Prior Year 2023-2024
	13 Weeks Ended
	November 2, 2024	October 28, 2023
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	64.23	65.11	(88)
Gross profit	35.77	34.89	88
Selling, general and administrative expenses (3)	25.86	25.25	61
Pre-opening expenses (4)	0.55	0.67	(12)
Income from operations	9.36	8.97	39
Interest expense	0.42	0.47	(5)
Other income	(0.78)	(0.33)	(45)
Income before income taxes	9.72	8.83	89
Provision for income taxes	2.27	2.22	5
Net income	7.45%	6.61%	84
Other Data:
Comparable sales increase (5) (6)	4.2%	1.9%
Number of stores at end of period (7)	864	869
Total square feet at end of period (in millions) (7)	43.5	42.7

			Basis Point Change in Percentage of Net Sales from Prior Year 2023-2024 (A)
	39 Weeks Ended
	November 2, 2024	October 28, 2023 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.72	64.87	(115)
Gross profit	36.28	35.13	115
Selling, general and administrative expenses (3)	24.41	24.45	(4)
Pre-opening expenses (4)	0.49	0.69	(20)
Income from operations	11.38	9.99	139
Interest expense	0.42	0.48	(6)
Other income	(0.79)	(0.62)	(17)
Income before income taxes	11.75	10.13	162
Provision for income taxes	2.69	1.90	79
Net income	9.06%	8.24%	82
Other Data:
Comparable sales increase (5) (6)	4.7%	2.5%
Number of stores at end of period (7)	864	869
Total square feet at end of period (in millions) (7)	43.5	42.7

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
(5)Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which unfavorably impacted the 13 weeks ended November 2, 2024 net sales comparisons by approximately $105 million and favorably impacted the 39 weeks ended November 2, 2024 net sales comparisons by approximately $35 million. Comparable sales for fiscal 2024 are calculated by shifting the prior year period by one week to compare similar calendar weeks.
(6)Beginning in fiscal 2024, we revised our method for calculating comparable sales to include GameChanger revenue. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024.
(7)Excludes temporary value chain locations.

13 Weeks Ended November 2, 2024 Compared to the 13 Weeks Ended October 28, 2023
Net Sales
Net sales increased 0.5% to $3,057.2 million in the current quarter from $3,042.4 million for the quarter ended October 28, 2023. Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which unfavorably impacted current quarter net sales comparisons by approximately $105 million. Comparable sales, as adjusted for the shifted retail calendar, increased 4.2%, or $118.2 million. The remaining increase in net sales was primarily attributable to new stores, including DICK’S House of Sport and Golf Galaxy Performance Center locations, partially offset by Moosejaw and other store closures.
The increase in comparable sales included a 4.8% increase in sales per transaction and a 0.6% decrease in transactions, and reflects growth in certain back-to-school categories including footwear, athletic apparel, and team sports, offset by declines in outdoor-related categories including hunt, apparel and equipment, and fitness.
Income from Operations
Income from operations increased to $286.0 million in the current quarter compared to $272.9 million for the quarter ended October 28, 2023.
Gross profit increased to $1,093.4 million in the current quarter from $1,061.5 million for the quarter ended October 28, 2023 and increased as a percentage of net sales by 88 basis points primarily due to higher merchandise margins, partially offset by occupancy deleverage. Merchandise margins as a percentage of net sales increased 104 basis points as a result of a favorable sales mix and the quality of our assortment. Additionally, merchandise margins for the prior year quarter included a $6.3 million write-down of inventory related to the Company’s business optimization. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate, increased $13.4 million and deleveraged 39 basis points as a percentage of net sales primarily driven by the unfavorable impact of the calendar shift. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment costs.

Selling, general and administrative expenses increased 2.9% to $790.6 million in the current quarter from $768.2 million for the quarter ended October 28, 2023, and increased as a percentage of net sales by 61 basis points, which includes the unfavorable impact on net sales resulting from the calendar shift of approximately 65 basis points. The $22.4 million increase in current quarter expense is primarily due to strategic investments across marketing, technology and talent, and higher incentive compensation, partially offset by business optimization charges of $46.2 million incurred in the prior year quarter. The current quarter also includes a $15.5 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Pre-opening expenses decreased to $16.8 million in the current quarter from $20.3 million for the quarter ended October 28, 2023. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations.
Other Income
Other income totaled $24.0 million in the current quarter compared to $10.1 million for the prior year quarter, and includes a $15.5 million expense decrease compared to the prior year from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate decreased to 23.3% in the current quarter from 25.1% for the quarter ended October 28, 2023. The effective tax rate for the prior year quarter was unfavorably impacted by a $3.4 million decrease in excess tax benefits resulting from a lower number of employee equity awards vesting and exercised in the prior year compared to the current quarter.

39 Weeks Ended November 2, 2024 Compared to the 39 Weeks Ended October 28, 2023
Net Sales
Net sales increased 4.8% to $9,549.2 million in the current period from $9,108.2 million for the prior year period. Due to the 53rd week in fiscal 2023, there is a one-week shift in the fiscal 2024 calendar compared to the prior year, which favorably impacted current period net sales comparisons by approximately $35 million. Comparable sales, as adjusted for the shifted retail calendar, increased 4.7%, or $412.2 million. The remaining decrease in net sales was primarily attributable to Moosejaw and other store closures, partially offset by new stores, including DICK’S House of Sport and Golf Galaxy Performance Center locations.
The increase in comparable sales included a 3.7% increase in sales per transaction and a 1.0% increase in transactions, and reflects growth in footwear, athletic apparel, hydration and accessories, offset by declines in outdoor-related categories including hunt, equipment and apparel, and fitness.
Income from Operations
Income from operations increased to $1,086.9 million in the current period, compared to $910.3 million for the prior year period.
Gross profit increased to $3,464.4 million in the current period from $3,199.6 million for the prior year period and increased as a percentage of net sales by 115 basis points. Merchandise margins as a percentage of net sales increased 80 basis points as a result of a favorable sales mix and the quality of our assortment, along with a 27 basis point decrease in inventory shrink from the prior year, which included the cumulative impact of shrink identified from our physical inventories. Additionally, merchandise margins for the prior year period included a $6.3 million write-down of inventory related to the Company’s business optimization. Our occupancy costs increased $36.9 million and leveraged 4 basis points compared to fiscal 2023 as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment, and supply chain costs.
Selling, general and administrative expenses increased 4.7% to $2,330.7 million in the current period from $2,226.8 million for the prior year period, but decreased as a percentage of net sales by 4 basis points due to the current period increase in net sales. The $103.9 million increase includes strategic investments across technology, marketing and talent, and higher incentive compensation, partially offset by business optimization charges of $46.2 million incurred in the prior year period. The current year period also includes a $19.8 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.

Pre-opening expenses decreased to $46.8 million in the current period from $62.4 million for the prior year period. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support the opening of five DICK’S House of Sport stores, compared to nine in the prior year period.
Other Income
Other income totaled $75.1 million in the current period compared to $56.3 million for the period ended October 28, 2023, and includes a $19.8 million expense decrease compared to the prior year period from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.

Income Taxes
Our effective tax rate increased to 22.9% in the current period from 18.7% for the same period last year. The effective tax rate for the prior year period was favorably impacted by a $36.2 million increase in excess tax benefits, resulting from a higher number of employee equity awards vesting and exercised in the prior year compared to the current year period.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of November 2, 2024 was $1.46 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion credit facility (the “Credit Facility”), if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during 2024.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, three of our distribution centers, and certain equipment under non-cancellable operating leases that expire at various dates through 2042. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. Refer to Part I. Item 1. Financial Statements, Note 4 – Leases for further information.
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of November 2, 2024, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $16.1 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at November 2, 2024.
Senior Notes
As of November 2, 2024, we have $750 million principal amount of 2032 Notes and $750 million principal amount of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of November 2, 2024, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 39 weeks ended November 2, 2024 totaled $565.6 million on a gross basis and $511.1 million on a net basis, inclusive of construction allowances provided by landlords.

We anticipate fiscal 2024 capital expenditures of approximately $800 million, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in planned new store development, relocations and remodels that will include eight DICK’S House of Sport stores, ten Golf Galaxy Performance Centers and 15 DICK’S Field House stores scheduled to open in 2024, as well as improvements within our existing stores including converting approximately 45 stores to premium full-service footwear decks. Additionally, we expect to begin construction in 2024 on approximately 15 DICK’S House of Sport stores and approximately ten DICK’S Field House stores that are scheduled to open throughout 2025, and began construction on a new regional distribution center in Texas that we plan to open in 2026, while continuing to invest in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities. Our 2024 capital expenditures plan also includes the purchase of certain real estate assets primarily related to DICK’S House of Sport stores, for which we are evaluating potential sale-leaseback opportunities.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our $2.0 billion share repurchase program authorized by our Board of Directors on December 16, 2021. During the 39 weeks ended November 2, 2024, we repurchased 0.8 million shares of our common stock at a cost of $170.3 million. As of November 2, 2024, the available amount remaining under the December 2021 share repurchase authorization is $609.3 million.
We currently anticipate 2024 share repurchases of approximately $300 million. Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 39 weeks ended November 2, 2024, we paid $273.1 million of dividends to our stockholders. On November 25, 2024, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.10 per share of common stock and Class B common stock, payable on December 27, 2024 to stockholders of record as of the close of business on December 13, 2024.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $46.4 million, $45.9 million and $38.9 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows:

	39 Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$680,307	$764,714
Net cash used in investing activities	(557,245)	(433,325)
Net cash used in financing activities	(465,437)	(849,351)
Effect of exchange rate changes on cash and cash equivalents	(190)	(210)
Net decrease in cash and cash equivalents	$(342,565)	$(518,172)

Operating Activities
Cash flows provided by operating activities decreased $84.4 million for the 39 weeks ended November 2, 2024 compared to the same period in the prior year, primarily due to changes in inventory levels and accounts payable, which decreased operating cash flows by $313.3 million and reflects our investments in key categories to support our sales growth, partially offset by higher earnings, year-over-year changes in incentive compensation accruals and corresponding payments and other accrued expenses, and the timing of year-over-year rent payments.
Investing Activities
Cash used in investing activities increased $123.9 million for the 39 weeks ended November 2, 2024 compared to the same period last year. Gross capital expenditures increased $156.0 million primarily driven by investments in new and future DICK’S House of Sport stores and DICK’S Field House stores, as well as the construction of our sixth distribution facility and higher investments in remodels or other store enhancements. Cash used in investing activities for the 39 weeks ended October 28, 2023 included our acquisition of Moosejaw and progress payments for the purchase of corporate aircraft, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $383.9 million for the 39 weeks ended November 2, 2024 compared to the prior year period, primarily driven by lower share repurchases and lower cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards compared to the prior year, partially offset by changes in bank overdraft balances between periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company’s 2023 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the third quarter of fiscal 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 2, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, November 2, 2024.
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended May 4, 2024 and August 3, 2024, as filed with the Securities and Exchange Commission on May 30, 2024 and September 4, 2024, respectively, on February 16, 2024, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund filed a putative shareholder class action complaint against the Company and certain of our executive officers and directors in the United States District Court for the Western District of Pennsylvania. On July 30, 2024, the Court appointed the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of the State of Rhode Island, and Western Pennsylvania Teamsters and Employers Pension Fund as lead plaintiffs in the action (now captioned In re Dick’s Sporting Goods, Inc. Securities Litigation, Case No. 2:24-cv-00196-NR-KT). On October 15, 2024, the lead plaintiffs filed a consolidated complaint against the same defendants alleging that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions about the Company’s business and financial condition, including regarding the Company’s inventory, margins, and business prospects, as well as inventory shrinkage related to retail theft. The consolidated complaint is brought on behalf of a putative class of those who purchased or otherwise acquired our common stock between August 23, 2022 and August 21, 2023, and seeks relief including damages and costs, including attorneys’ fees. The defendants’ response to the consolidated complaint is due December 16, 2024. The Company does not believe the consolidated complaint states any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the third quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
August 4, 2024 to August 31, 2024	34,539	$194.27	34,500	$609,297,520
September 1, 2024 to October 5, 2024	51,941	207.41	—	$609,297,520
October 6, 2024 to November 2, 2024	—	—	—	$609,297,520
Total	86,480	$202.16	34,500
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
During the quarter ended November 2, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 27, 2024 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 27, 2024 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of November 27, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of November 27, 2024 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 27, 2024 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)