Form 10-K
period 2025-02-01
DICK'S SPORTING GOODS, INC.
filed 2025-03-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,107,511,957 as of August 2, 2024 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for August 2, 2024.
As of March 21, 2025, DICK’S Sporting Goods, Inc. had 56,285,053 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 11, 2025 (the “2025 Proxy Statement”).

Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations regarding our future comparable sales and earnings per share; current macroeconomic conditions, including the dynamic impact of rapidly evolving global economic policy landscape, prolonged inflationary pressures, potential changes to international trade relations, geopolitical conflicts, adverse changes in consumer disposable income, consumer confidence and perception of economic conditions, and ongoing elevated interest rates; supply chain constraints, delays and disruptions, including political instability; fluctuations in product costs and availability due to tariffs, currency exchange rate fluctuations, fuel price uncertainty, and labor shortages; international risks and costs; changes in consumer demand for products in certain categories and consumer lifestyle changes; intense competition in the sporting goods industry; potential reputational harm; the overall success of our strategic plans and initiatives; the repositioning of our real estate portfolio, including plans to open additional DICK’S House of Sport stores, DICK’S Field House or other specialty concept stores, including Golf Galaxy Performance Center; the geographic concentration of our stores; our vertical brand strategy and plans to provide our vertical brands with improved space in-store, increased marketing and expansion into additional product categories; our athlete experiences and the costs, innovation, liability, and competition associated with our specialty concept stores and vertical brands; our investments in GameChanger, our sports technology platform, and DICK’S Media Network; our ability to optimize our distribution and fulfillment networks to efficiently deliver merchandise to our stores and athletes and the possibility of disruptions; our dependence on suppliers, distributors, and manufacturers to provide sufficient quantities of quality products in a timely fashion; the potential impacts of unauthorized use or disclosure of sensitive or confidential athlete, teammate, vendor or other company information; the risk of problems with our information systems, including our eCommerce platform and associated disruptions to our operations; our ability to attract and retain athletes and teammates, including executive officers; increasing labor costs or the loss of key personnel; the effects of the performance of professional sports team within our core regions of operations and other factors relating to professional sports leagues and key athletes; the adequacy of our cash flow; our ability to control expenses and manage inventory shrink; the effectiveness of our succession planning strategies and our ability to attract and retain executive officers; the seasonality of certain categories of our operations and weather-related risks; changing rules, regulations, and expectations related to corporate responsibility matters and our responses thereto; the belief that our inventory is healthy and well-positioned to meet the demands of our athletes in 2025; changes in applicable tax laws, regulations, treaties, interpretations and other guidance, including those imposing new taxes, surcharges, and tariffs, and compliance with such laws and regulations; product safety and labeling concerns; projections of our future profitability; projected range of capital expenditures which we expect will be concentrated on new store development, relocations and remodels, and continued investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities; anticipated store openings and relocations; plans to return capital to stockholders through dividends and share repurchases, if any; our ability to meet market expectations and the possible impact on the price of our common stock; the influence of our Class B common stockholders and associated possible scrutiny and public pressure; compliance and litigation risks; product safety and labeling concerns; our ability to protect our intellectual property rights or respond to claims of infringement by third parties, including with respect to our growing vertical brands; the impact of possible strategic alliances, investments, and transactions; the availability of adequate capital; obligations and other provisions related to our indebtedness; and our future results of operations and financial condition.

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

PART I

ITEM 1.  BUSINESS
General
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of February 1, 2025, we operated 723 DICK’S Sporting Goods locations across the United States, serving and inspiring our customers, whom we refer to as athletes, to achieve their personal best through interactions with our dedicated employees, whom we refer to as our teammates, in-store services and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, we own and operate Golf Galaxy, Public Lands, and Going Going Gone! specialty concept stores and offer our products online and through our mobile apps. We also own and operate DICK’S House of Sport and Golf Galaxy Performance Center stores, as well as GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping.
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
Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at www.dicks.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on the investor relations portion of our website (www.investors.dicks.com), free of charge, copies of our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to the Company’s fiscal year, which ends on the Saturday closest to the end of January each year.
Business Strategy
Since 1948, our Company has believed that sports have the power to change lives, and we are committed to bringing this belief to life through our strategic pillars of athlete experience, differentiated product, brand engagement, and most importantly, our teammates. With this belief as our foundation, our common purpose is to create confidence and excitement by inspiring, supporting, and personally equipping all athletes to achieve their dreams. Driven by this common purpose and our commitment to all athletes, our mission is to:
•Create an inclusive environment where all teammates can thrive;
•Create and build leading brands that serve and inspire athletes;
•Make a lasting impact on communities through sport; and
•Deliver shareholder value through growth and relentless improvement.
We believe that through pursuit of this mission and commitment to our four key strategic pillars we can be the best sports company in the world.

Repositioning Our Real Estate and Store Portfolio
At DICK’S, we believe that our emphasis on an omni-channel athlete experience is fundamental to our growth and success. We provide a wide range of in-store support services and have incorporated experiential in-store elements, powered by technology, to provide an elevated experience for our athletes. Experiential in-store elements such as HitTrax® batting cages, Trackman® golf simulators and our premium full-service footwear decks inspire confidence in our athletes and reinforce the power of our teammates’ expertise. We also provide our athletes with a compelling visual presentation of our differentiated assortment through these premium full-service footwear decks, along with our branded shops, House of Cleats footwear presentation and elevated soccer shops to enhance their experience.

We continue to innovate our omni-channel athlete experience and grow our business through new store prototypes, while incorporating key learnings into the rest of our chain. Our DICK’S House of Sport stores, which are built around experience, service, community and product, provide highly experiential destinations for our athletes, and drive strong engagement with our key brand partners, which we believe sets us apart as a clear market leader within the sporting goods industry. Additionally, we are incorporating House of Sport learnings into our most typical 50,000 square foot DICK’S store, which we are calling our DICK’S Field House concept and we launched our redesigned Golf Galaxy Performance Center in 2021, which are equipped with Trackman® golf technology and include an elevated staffing and service model to ensure our teammates become trusted advisors to golf enthusiasts of all levels.
At the heart of our elevated omni-channel athlete experience is our ongoing work to reposition our store portfolio through DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center. Since 2021, we have opened 19 House of Sport stores, with plans to open approximately 16 additional stores in 2025. By the end of 2027, we plan to have 75 to 100 House of Sport stores nationwide. As of the end of 2024, we have opened 26 DICK’S Field House stores, with plans to open approximately 18 additional stores in 2025. We have opened 24 Golf Galaxy Performance Centers to date, and we plan to open approximately 14 locations in 2025.
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
We believe that most athletes are looking for a multi-brand experience, which we offer through our strong partnerships with industry leading national brands and our vertical brand assortment.
National brands
We carry a wide variety of well-known brands, including but not limited to adidas, Asics, Brooks, Callaway Golf, Carhartt, Columbia, Easton/Rawlings, Hoka, Jordan, New Balance, Nike, On, Patagonia, Peloton, PING, Stanley, TaylorMade, The North Face, Titleist, Under Armour, Wilson and Yeti. We believe our ability to showcase an entire brand portfolio is valued by our strategic partners, and our relationships with key brands provide access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes and that further differentiate us from our competitors.
Vertical brands
Our vertical brands include brands that we own across hardlines and softlines and are available exclusively in our stores and online such as Alpine Design, CALIA, DSG, ETHOS, Fitness Gear, MAXFLI, Nishiki, Quest, Tommy Armour, Top-Flite, VRST and Walter Hagen, as well as brands that we license from third parties including adidas (football), Cobra (golf), Marucci (baseball), Lotto (soccer and pickleball) and Prince (tennis). These brands offer high-quality, on-trend products to our athletes with compelling technical and performance attributes while providing differentiation in our merchandise assortment at higher gross margins as compared to sales of similar products from national brands. Collectively, our vertical brands are our second largest vendor, representing $1.7 billion, or approximately 13%, of consolidated net sales in fiscal 2024. We consider our vertical brand strategy to be a key area of opportunity to increase productivity in our stores and online, and we have invested in research, development and procurement staff to support its growth.
Driving Continued Strong Growth In Footwear
We have experienced sustained sales growth in our footwear category and believe that even with this success, we have an opportunity to gain additional share. Over the past decade, we have transformed our footwear experience through our premium, full-service footwear decks, which are now in approximately 90% of our store locations. We also offer our House of Cleats, an enhanced footwear presentation that includes an elevated selection of soccer, baseball, football and other sports cleats. As these enhancements enable us to better service and appeal to our athletes, we believe that key brands recognize our ability to showcase their premium footwear for every sport, every athlete and every occasion and have provided us with premium product access. With a strong product pipeline across performance and lifestyle footwear, combined with the success of our footwear experience, we plan to make strategic investments in marketing with a dedicated focus on footwear across our omni-channel platform.

Leveraging a Powerful Omni-channel Model and Accelerating Our eCommerce Channel
We believe that when our athletes connect with the DICK’S Sporting Goods brand, they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. Like our athletes, we view retail as an omni-channel experience that seamlessly integrates our stores and online channels.
Our stores remain at the core of our omni-channel platform. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement through interactive in-store elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders, the ability to place online orders in our stores if we are out of stock in the retail store, one-hour in-store or curbside pickup, curbside returns, and same-day delivery capabilities with Instacart or DoorDash, all while offering direct, live access to well-trained and knowledgeable teammates. In fiscal 2024, over 80% of online sales were fulfilled directly by our stores, which serve as localized points of distribution, and they enabled over 90% of our total sales through online fulfillment and in-person sales.
We are focused on building an enhanced service model across all our stores and eCommerce platforms. We continue to improve our service and selling culture, with an emphasis on engaging and inspiring our athletes. We provide our teammates with robust training to increase knowledge about our products, which builds confidence for our athletes through the power of our opinion and expertise. We also equip our teammates with technology to help them personalize product recommendations as well as RFID technology to efficiently fulfill online orders and provide real-time product information to our athletes.
We have a strong digital presence that drives engagement through our eCommerce sites and mobile apps. We continually improve the performance and features of our digital platforms, which has included a faster and more convenient checkout process with new payment options, greater visibility and accuracy of delivery dates and improved page responsiveness, enhanced integration of our ScoreCard loyalty program, new content development through our Pro Tips platform, localized website experiences and product launch reservations. Additionally, we continue to leverage our omni-channel platform, fulfillment centers and our delivery partnership with FedEx, which have enabled us to provide our athletes with faster delivery times.
We plan to continue investing in our omni-channel platform to best serve the athlete whenever, wherever and however they want, including technology investments to increase speed and convenience for our athletes and marketing to drive greater consideration of our digital channels.
Leading Youth Sports Technology
In addition to evolving the athlete experience within retail, we believe we have the first and best place to experience youth sports with GameChanger, a premier live streaming, scoring and statistics mobile app for youth sports that is offered through a software-as-a-service platform on a subscription basis. GameChanger is a key part of our digital strategy and provides a platform to engage with our athletes in new ways with approximately 9 million unique active users on the GameChanger app, surpassing $100 million in revenue during fiscal 2024.
Capitalizing on Our Powerful Athlete Database
We have an expansive dataset of over 25 million athletes who participate as members of our ScoreCard Rewards loyalty program, which accounts for approximately 75% of total sales. Over 7 million of the athletes in our loyalty program are part of our ScoreCard Gold tier, which provides our top-tier athletes with more ways to earn ScoreCard points and member-only benefits, including early access to sale and product launches. These ScoreCard Gold members account for over 45% of our total sales.
In addition to focused marketing around key categories and major sports moments, we leverage the robust database from our ScoreCard loyalty program to enhance the athlete experience by engaging our athletes through digital marketing and providing personalized offers and communications to deepen our relationship with the athletes we serve. We also use data science to improve the speed at which we deliver products to our athletes through optimized order routing and to enhance our in-stock and merchandise availability positions. With this growing database as a foundation, we also introduced our DICK’S Media Network, to further serve our athletes and leverage our industry-leading first-party data by allowing brands to reach our athletes through various channels such as in-store and online displays, video, digital athlete reaches through social media, email and on/off-site searches, and through our GameChanger app. We believe DICK’S Media Network is a long-term opportunity where brands will benefit through advertising, while providing athletes with relevant and real-time brand content and offerings.

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
Retail Stores
Our DICK’S Sporting Goods and Golf Galaxy stores are designed to create an exciting and interactive shopping environment for the sporting enthusiast that highlights our extensive product assortments and value-added services. Each of our DICK’S Sporting Goods stores unites several sports specialty stores under one roof and typically contains the following specialty shops: Team Sports, Athletic Apparel, Outdoor, Golf, Fitness and Footwear. We believe our “store-within-a-store” concept creates a unique shopping environment by combining the convenience, broad assortment and competitive prices of large format stores with the brand names, differentiated product selection and customer service of a specialty store. We monitor and evaluate store performance on an ongoing basis and reallocate space in our stores to categories and products that we believe can drive sales growth. In addition, we operate Going Going Gone! stores, through which we are able to improve our clearance optimization through the consolidation of clearance inventory for omni-channel selling opportunities to better serve our value athletes.
Historically, we have opportunistically opened new stores in under-penetrated markets to expand our presence and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our athletes. More recently, we have grown our square footage as we’ve started to reposition our store portfolio through DICK’S House of Sport stores, DICK’S Field House and Golf Galaxy Performance Center. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, which provides us with the opportunity to relocate, close, or renegotiate lease terms for these stores.

eCommerce
Through our websites and mobile apps, we seek to provide our athletes with in-depth product information and the ability to shop with us at any time. We continue to innovate our eCommerce sites and applications with customer experience enhancements, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to provide our athletes with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store, one-hour in-store or curbside pickup, and curbside pickup return capabilities. Our websites also give us the ability to ship online orders from our retail locations, which reduces delivery times for online orders and allows us to offer same-day delivery, and improves inventory productivity and availability.
Merchandising and Purchasing
During fiscal 2024, we purchased merchandise from approximately 1,400 vendors, with Nike, our largest vendor, representing approximately 25% of our merchandise purchases. No other vendor represented 10% or more of our fiscal 2024 merchandise purchases. We do not have long-term purchase contracts with any of our vendors; all of our purchases from vendors are made on a short-term purchase order basis.

The following table sets forth the approximate percentage of our sales attributable to the following categories for the fiscal years presented:

	Fiscal Year
Category	2024	2023	2022
Hardlines (1)	36%	38%	40%
Apparel	33%	33%	34%
Footwear (2)	28%	26%	24%
Other (3)	3%	3%	2%
Total	100%	100%	100%
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
Distribution and Customer Fulfillment
We currently operate five regional distribution centers that enable us to supply stores with merchandise, and in 2024 we began construction on a new regional distribution center in Texas that we plan to open in 2026. Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or stored temporarily. Our distribution centers are also responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from all of our distribution centers to our stores, which generally facilitates prompt and efficient distribution to our stores to enhance in-stocks, minimize freight costs and improve inventory turnover. During 2024, our stores received over 90% of their merchandise through our distribution network; the remaining merchandise was shipped directly to our stores from our vendors.
We leverage our store and distribution center network, our dedicated eCommerce fulfillment center and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our athletes and to minimize shipping costs.
Competition
The competition among retailers that sell sporting goods is highly fragmented, intensely competitive and continually evolving. We compete with many retail formats, including large format sporting goods stores, traditional sporting goods stores, specialty stores, mass merchants and department stores, online retailers, and vendors selling directly to consumers through retail stores and online. We seek to attract athletes by offering a wide range of products that enable us to address the needs of all athletes, from beginner to enthusiast, and by utilizing distinctive merchandise presentation in stores to create a unique shopping environment. We differentiate ourselves from our competitors by showcasing our and key partners’ brands through brand shops and giving access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement. We also offer superior service both in-store and via a seamless omni-channel experience which includes buy-online, pick-up in store, curbside pickup and return, and same-day delivery capabilities with Instacart or DoorDash.
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

Proprietary Rights
We have a number of service marks and trademarks registered with the United States Patent and Trademark Office, including various versions of the following: “Alpine Design”, “CALIA”, “DICK’S”, “DICK’S House of Sport”, “DICK’S Sporting Goods”, “DSG”, “ETHOS”, “Fitness Gear”, “GameChanger”, “Going Going Gone!”, “Golf Galaxy”, “The GolfWorks”, “MAXFLI”, “Monarch”, “Nishiki”, “Primed”, “Public Lands”, “Quest”, “ScoreCard”, “ScoreRewards”, “Tommy Armour”, “Top-Flite”, “VRST” and “Walter Hagen”. We also have a number of registered domain names, including “dickssportinggoods.com”, “dicks.com”, “golfgalaxy.com”, “publiclands.com”, “goinggoinggone.com”, “calia.com”, “vrst.com”, and “gamechanger.com”. Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are described within Item 1A. “Risk Factors”.
We have also entered into licensing agreements for brands that we do not own, which provide for exclusive and/or non-exclusive rights to use names such as “adidas” (football), “Cobra” (golf), “Lotto” (soccer and pickleball), “Marucci” (baseball) and “Prince” (tennis) for specified product categories or certain products and, in some cases, specified sales channels. These licenses are long-term business relationships and contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. “Risk Factors”.
Governmental Regulations
We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. Maintaining our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, may cause us to expend considerable resources. For additional information, refer to risk factors within Item 1A. “Risk Factors”.
Social Responsibility
In addition to our common purpose, we are focused on breaking down barriers and providing more access to sports throughout our local communities. We aim to empower our youth athletes to pursue their passions, experience the physical and mental health benefits of sports and have a brighter future. We sponsor thousands of teams in various sports and support the philanthropic efforts of our private corporate foundation, The DICK’S Sporting Goods Foundation. The DICK’S Sporting Goods Foundation maintains three focus areas which include our Sports Matter initiative, education and our Public Lands Fund.
In partnership with The DICK’S Sporting Goods Foundation, in 2014 we launched our Sports Matter initiative, a philanthropic effort focused on supporting youth sports. Through Sports Matter, we remain committed to addressing the barriers of participation in youth sports, including accessibility of equipment, safe recreational space to play, league costs to maintain youth sports programs in local communities and family registration fees often required for youth sport participation. Since the establishment of the Sports Matter initiative, the Company and The DICK’S Sporting Goods Foundation have committed over $200 million to help thousands of youth sports teams and give more than two million young athletes across all 50 states the chance to play.
We also support The DICK’S Sporting Goods Foundation in expanding economic opportunities in local communities through programs established for education and the outdoors. During 2021, the DICK’S Sporting Goods Foundation entered into a long-term partnership with a public school district located outside of Pittsburgh, Pennsylvania to help serve the needs of students, families and staff in the community and create access to holistic resources and programming to support their education and well-being. Additionally, in partnership with The DICK’S Sporting Goods Foundation, we established the Public Lands Fund in 2021, which provides grants to local and national non-profit organizations that support public lands and seek to break down the barriers of access to outdoor experiences so everyone can enjoy the outdoors.
We are also dedicated to supporting our teammates professionally and personally, as they are the core of our organization. In 2021, we established the Teammate Relief Fund, a public charity that provides financial support to teammates and their immediate families facing unexpected financial difficulty beyond their control. The Teammate Relief Fund is available to eligible DICK’S teammates and is funded in part by DICK’S Sporting Goods, teammate, corporate and other individual donations.

Human Capital Management
As of February 1, 2025, we employed approximately 18,600 full-time and 37,500 part-time teammates. Total employment figures fluctuate throughout the year and typically peak during the fourth quarter in alignment with the holiday selling season. None of our teammates are covered by a collective bargaining agreement.
Wages and Benefits
In addition to offering our teammates competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible teammates, which typically include all full-time hourly and salaried teammates. Our benefits include, but are not limited to, medical, dental, vision, disability and life insurance, flexible paid time off programs covering parental, caregiver and family leave, hybrid work arrangements, and a company-matched retirement savings 401(k) plan that vests immediately and is open for all teammates.
We are committed to equal pay for equal work independent of gender and race when establishing and maintaining wages. We achieved 100% female-to-male unadjusted median pay ratio in 2021 and have maintained that ratio through 2024.
Safety, Health and Well-Being
We are committed to ensuring the safety, health and well-being of our teammates. We have robust policies, procedures and training in place to maintain a safe environment across our organization, including a comprehensive crisis management plan that allows us to respond immediately to critical incidents involving people, company assets, our business or our reputation. We provide support to our teammates to enable them to maintain and improve their professional and personal lives, which includes an employee assistance plan, an onsite health and fitness center, and a childcare facility at our corporate headquarters, which we refer to as our Customer Support Center (“CSC”). We also provide opportunities for volunteerism and the Teammate Relief Fund to offer additional support to our teammates experiencing hardship.
Training and Development
We empower our teammates to develop their careers and provide tools that are necessary for them to reach their personal and professional goals. We have created rotational development programs in various functional disciplines to develop leadership pipelines and offer various live and recorded training programs across the organization based on job role and function, including safety, compliance, leadership or other skills, as well as store manager onboarding programs. We also provide tuition reimbursement programs for all eligible teammates to pursue a job-related degree at an accredited college or university and we offer a part-time MBA program online in partnership with a local university.
Inclusion
We are committed to creating a workplace environment and culture that supports, celebrates and honors each individual and to promoting inclusion for all teammates. Doing so strengthens our ability to serve our athletes, drives innovation and growth, and enables us to attract and retain the best talent. We encourage open dialogue and treating each other with respect, and teammates with shared interests often come together to discuss shared experiences, offer mentorship, connect to business initiatives and communicate with senior management.
Information About Our Executive Officers
The following table and accompanying narrative sets forth the name, age and business experience of our current Executive Officers as of March 15, 2025:

Name	Age	Position
Edward W. Stack	70	Executive Chairman
Lauren R. Hobart	56	President and Chief Executive Officer
Navdeep Gupta	52	Executive Vice President - Chief Financial Officer
Julie Lodge-Jarrett	49	Executive Vice President - Chief People and Purpose Officer
Raymond A. Sliva	51	Executive Vice President - Stores
Vlad Rak	48	Executive Vice President - Chief Technology Officer
Elizabeth H. Baran	46	Senior Vice President - General Counsel and Corporate Secretary

Edward W. Stack is our Executive Chairman. From 1984 to January 2021, Mr. Stack served as our Chairman and Chief Executive Officer taking over operation of the Company after his father and our founder, Richard “Dick” Stack, retired from our then two-store chain. Mr. Stack has served us full-time since 1977 in a variety of positions, including President, Store Manager and Merchandise Manager.
Lauren R. Hobart became our President and Chief Executive Officer effective February 1, 2021 and has served as our President since May 2017. Ms. Hobart was appointed to the Company’s Board of Directors in January 2018. Ms. Hobart joined DICK’S Sporting Goods in February 2011 as our Senior Vice President and Chief Marketing Officer. In September 2015, Ms. Hobart was promoted to Executive Vice President and Chief Marketing Officer and in April 2017 to Executive Vice President - Chief Customer & Digital Officer. Prior to joining DICK’S Sporting Goods, Ms. Hobart spent 14 years with PepsiCo, Inc., most recently serving as Chief Marketing Officer for its carbonated soft drink portfolio in the United States. During her career at PepsiCo, Ms. Hobart held several other significant marketing roles and also spent several years in strategic planning and finance. Prior to joining PepsiCo, Ms. Hobart worked in commercial banking for JP Morgan Chase and Wells Fargo Bank. In March 2023, Ms. Hobart joined the Board of Directors of Marriott International, Inc. (NASDAQ: MAR). Ms. Hobart also served as a member of the Board of Directors of YUM! Brands, Inc. (NYSE: YUM) from 2020 - 2022 and served as a member of the Board of Directors of Sonic Corp. (NASDAQ: SONC) from 2014 - 2018.
Navdeep Gupta became our Executive Vice President - Chief Financial Officer effective October 1, 2021 and served as our Senior Vice President, Chief Accounting Officer from November 2017 through September 2021. Prior to joining the Company, Mr. Gupta most recently served as the Senior Vice President of Finance at Advance Auto Parts, Inc., where he held numerous leadership roles from 2006 to 2017, including Chief Audit Executive, Vice President of Finance and Treasurer, and Director of Finance. Previously, Mr. Gupta held management roles at Sprint Nextel Corporation (now part of T-Mobile US, Inc.). In May 2024, Mr. Gupta joined the Board of Directors of Lowe’s Companies, Inc. (NYSE: LOW).
Julie Lodge-Jarrett became our Executive Vice President - Chief People and Purpose Officer in March 2024. Ms. Lodge-Jarrett joined DICK’S Sporting Goods in 2020 as Senior Vice President - Chief People and Purpose Officer and leads the overall talent and culture strategy for DICK’S, while also overseeing the organization’s philanthropy efforts through the DICK’S Foundation and Sports Matter Initiatives. Prior to joining DICK’S Sporting Goods, Ms. Lodge-Jarrett spent more than 21 years at Ford Motor Company where she held roles that included Chief Talent Officer; Chief Learning Officer; and HR VP, Greater China.
Raymond A. Sliva became our Executive Vice President - Stores, in January 2023. Mr. Sliva is responsible for overseeing the Store organizations for DICK’S Sporting Goods, House of Sport and Golf Galaxy, as well as central operations, loss prevention, and Sales and Service. Prior to joining DICK’S Sporting Goods, Mr. Sliva spent 23 years at Best Buy Co., Inc., where he most recently served as Chief People Officer and was responsible for leading a broad range of employee engagement initiatives. During his tenure at Best Buy, Mr. Sliva held various leadership roles including President of Retail, Senior Vice President of Retail Operations, Senior Vice President/Territory Manager, District Manager, Customer Experience Director, General Manager and District Human Resources Manager.
Vlad Rak became our Executive Vice President - Chief Technology Officer in April 2020. Prior to joining DICK'S Sporting Goods, Mr. Rak served as Senior Vice President & Chief Technology Officer at Merck & Co., Inc. from 2019 to 2020. Prior to that, Mr. Rak served as Vice President, Enterprise Architecture, Innovation, Platforms & Portfolio at Nike, Inc. from 2016 to 2019. Previously, Mr. Rak also held senior technology leadership roles at The Walt Disney Company and Wyndham Worldwide Corp. (now Travel & Leisure Co.). In April 2022, Mr. Rak joined the Board of Directors of Mastech Digital Inc (NYSEAMERICAN: MHH).
Elizabeth H. Baran became our Senior Vice President - General Counsel and Corporate Secretary in January 2024. Ms. Baran joined DICK’S Sporting Goods in 2010 and has served in a variety of leadership roles throughout her tenure. She is responsible for leading the legal, compliance, risk, internal audit and sustainability functions. Prior to joining DICK’S, Ms. Baran was in private practice with Pepper Hamilton (now Troutman Pepper Locke) as a corporate, securities and M&A attorney where her clients included professional sports teams, international manufacturing companies, private equity groups and non-profits.

Website and Social Media Disclosure

We use our website (www.dicks.com) and at times our corporate social media platforms including LinkedIn, Instagram, TikTok, Facebook and X as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section of our website at www.investors.dicks.com. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Macroeconomic Conditions
Macroeconomic conditions may adversely affect consumer discretionary spending and our business, operations, liquidity, and financial results.
Our business depends on consumer discretionary spending, which can be adversely affected by many factors outside of the Company’s control, including general economic conditions, such as inflation and/or prolonged inflationary pressures; elevated interest rates and recessionary pressures; adverse changes in consumer disposable income; consumer confidence and perception of economic conditions, including as a result of new and shifting economic policies; geopolitical conflicts (including the conflicts in the Ukraine and the Middle East) and the threat or outbreak of further conflicts, war, terrorism or public unrest; wage and unemployment levels; consumer debt and the rising costs of basic necessities and other goods; pandemics, epidemics, contagious disease outbreaks and other public health concerns. An adverse impact on consumer discretionary spending, whether as a result of any of these or other factors, may result in a decrease in athlete traffic, comparable sales, and average value per transaction and might cause us to utilize pricing strategies that will have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, and financial results, particularly if consumer spending levels are depressed for a prolonged period of time.
Intense competition in the sporting goods industry and in retail could limit our growth and reduce our profitability.
The market for sporting goods retailers is highly fragmented, intensely competitive, and continually evolving. We compete with retailers from multiple categories and in multiple channels, including large formats; traditional and specialty formats; mass merchants; department stores; internet-based and direct-sell retailers; and from vendors that sell directly to customers. Our competitors include companies that have greater national, regional and/or local market presence (both brick and mortar and online), name recognition, financial, marketing, and other resources than we do. An inability to successfully respond to competitive pressures could have a material adverse effect on our results of operations or reputation. In addition, our industry is experiencing continued technological developments and innovations (including the use of artificial intelligence (“AI”) and machine learning); if we are unable to provide enhancements and new features to our existing platforms or innovate quickly enough to keep pace with our industry peers, our business could be harmed.
Further, the ability of consumers to compare prices and product offerings in real-time puts additional pressure on us to maintain competitive pricing and product assortments. If we are unsuccessful in our varied marketing and advertising strategies, especially via online and social media platforms, we could lose athletes and our sales could decline. An inability to otherwise successfully respond to competitive pressures could have a material adverse effect on our results of operations, reputation or profitability.
Fluctuations in product costs and availability due to inflationary pressures, tariffs, currency exchange rate fluctuations, fuel price uncertainty, supply chain constraints, increases in commodity prices, labor shortages and other factors could negatively impact our business and results of operations.
Our product costs are affected, in part, by the costs and availability of component materials. A substantial increase in the prices of raw materials or commodities used in the products we sell, whether due to tariffs (including tariffs recently enacted or that may be enacted in the future by the federal government or by other countries in response to U.S. tariffs), a strengthening of the U.S. dollar relative to certain foreign currencies, material shortages, supply chain disruptions or otherwise could increase the costs associated with manufacturing our products and the products that we purchase from our vendors. Significant increases in the prices of raw materials and commodities and our ability to pass these increases on to our athletes or manage increased costs by other means may affect our sales and profitability.
We rely upon third-party transportation to deliver products from vendors and our manufacturing facilities to our distribution centers, from our distribution centers to our stores, and directly to our athletes using our omni-channel platform. Consequently, our results may be adversely affected by those factors impacting transportation, including the price of fuel, slower transport times resulting from geopolitical conflicts (including the conflicts in Ukraine and the Middle East) and the threat or outbreak of further conflicts, war, terrorism or public unrest and other challenges impacting ocean trade routes, and the availability of aircraft, ships, trucks, trains, and qualified personnel to operate them. The price of fuel and demand for transportation services has fluctuated significantly in recent years and has resulted in increased transportation costs for us and our vendors.

Labor and employee shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores and deliver to our athletes in a timely manner. Our business is also highly dependent on the shipping and trucking industry to deliver products to our distribution centers, our eCommerce fulfillment centers, our stores and our athletes. Our results of operations may be adversely affected if we, or our vendors, are unable to secure adequate and timely transportation resources at competitive prices to fulfill our delivery schedules to our distribution centers, our eCommerce fulfillment centers, our stores or our athletes. Further, difficulties in moving products manufactured overseas through established trade routes and then through the ports of North America, whether due to ongoing geopolitical conflict or other global or regional conflicts, changes in global economic policy, port congestion or inaccessibility, government shutdowns, labor disputes, product regulations and/or inspections, changes in laws or other factors, including natural disasters, or health pandemics, could negatively affect our business.
A significant amount of our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, tariffs, currency exchange rate fluctuations, shipment delays and supply chain disruptions, and political instability, which could cause our sales and/or profitability to suffer.
Many of the products that we purchase, as well as most of our vertical brand merchandise, are manufactured abroad. Foreign imports subject us to risk relating to changes in import duties and quotas, the introduction of U.S. taxes or tariffs (including tariffs recently enacted or that may be enacted in the future by the federal government or by other countries in response to U.S. tariffs) on imported goods or the extension of U.S. income taxes on our foreign suppliers’ sales of imported goods through the adoption of destination-based income tax jurisdiction, loss of “most favored nation” status with the U.S., freight cost increases and economic and political uncertainties and conflict. We may also experience shipment delays caused by shipping port constraints (including inaccessibility to or delays on vital trade routes), labor strikes, work stoppages, acts of war, terrorism and global conflicts, or other supply chain disruptions, including those caused by extreme weather due to changing climate conditions or otherwise, natural disasters, and pandemics and other public health concerns.
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
We often make advanced commitments to purchase products, which may make it more difficult for us to adapt to rapidly evolving changes in consumer preferences and trends. The COVID-19 pandemic created a shift in consumer demand, resulting in an increase in demand in certain categories, and a shift toward athletic apparel, athleisure, and active lifestyle products. It is uncertain whether or the extent to which these trends will continue.

Furthermore, ongoing supply chain challenges as a result of geopolitical conflicts in Ukraine and the Middle East, a rapidly evolving global economic policy landscape and other factors may make it difficult to obtain certain in-demand products. Our sales could decline significantly if we misjudge the market for our new merchandise, which may result in significant merchandise markdowns and lower margins, missed opportunities for other products, and inventory write-downs.
Our vertical brand offerings and new specialty concept stores expose us to potential increased costs, risks related to innovation and prediction of consumer trends and demand, athlete experiences, third party liability and proprietary rights, competition and certain additional risks.
We develop and offer our athletes vertical brand products that represent approximately 13% of our overall sales, generally carry higher margins than equivalent national brand products, and are not available from other retailers. We expend considerable resources to develop new brands and continually seek to improve and expand our vertical brand offerings. Unexpected or increased costs or delays in development of a brand, excessive demands on management resources, legal or regulatory constraints, changes in consumer demands and shopping patterns regarding sporting goods and active lifestyle products, or a determination that consumer demand no longer supports a brand could cause us to curtail or abandon any of our new brands at any time, which could result in asset impairments and inventory write-downs. Additional risks relating to our vertical brand offerings include increased potential product liability and product recalls for which we do not have third-party indemnification or other contractual rights or remedies (including product safety concerns); increased reputational risks related to the responsible domestic and international sourcing of our vertical brand products; increased costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to anticipate consumer trends and styles; and our ability to utilize talent and other generational advertising techniques to reach the relevant market specific to each vertical brand.
We have also developed and may in the future develop and introduce new store concepts and formats or expand upon existing formats, including new store developments, relocations and remodels with respect to our DICK’S House of Sport stores, DICK’S Field House stores and Golf Galaxy Performance Centers, as well as improvements within our existing stores, which require considerable resources, and there is no assurance that these initiatives will be successful. We have also included a variety of experiential opportunities in our current store concept offerings, such as climbing walls, batting cages, fields, ice rinks, group fitness activities and other in-person activations. Issues that may pose potential risks for our new store concepts, formats and enhanced experiential opportunities include: increased potential liability for bodily injury to athletes or teammates; increased liability for property damage; increased costs for implementing, installing, building, repairing, and maintaining our experiential concepts or creating new concepts; our ability to attract and retain teammates with specific skill sets as it relates to experiential concepts; our ability to anticipate consumer trends or engaging activities; increased reputational risks related to community involvement, giving, and other activations at a localized level; increased risk related to competitors attempting to create similar concepts to gain market share; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.
Harm to our reputation could adversely impact our ability to attract and retain athletes and teammates.
Negative publicity or perceptions involving us or our brands, products, vendors, foreign manufacturers, spokespersons, influencers, marketing and other partners, or failure to detect, prevent, mitigate or address issues giving rise to reputational risk, could adversely impact our reputation, business, results of operations, and financial condition, and may adversely impact our ability to attract and retain athletes and teammates. Issues that might pose a reputational risk include: an inability to provide an omni-channel experience that meets the expectations of consumers; failure of our cybersecurity measures to protect against data breaches, ransomware or other attacks or failure to adequately diagnose and disclose such breaches or attacks in accordance with applicable requirements; failure of our data governance and privacy programs to protect against data misuse or negative teammate or customer perceptions regarding the ways we collect and use data, or to maintain the legally required mechanisms for customers to access and make choices regarding their data; product liability, recalls, and boycotts; our handling of issues relating to our corporate responsibility matters and our responses thereto; our social media activity; failure to comply with applicable laws and regulations (including those in other countries where we manufacture goods); our policies related to the sale of firearms and accessories; public stances on controversial social or political issues; product sponsorship relationships, including those with celebrity and athlete spokespersons, influencers and other partnerships or group affiliations; our real estate strategy and selection of new store openings or relocations and new store concepts; concerns surrounding labor, environmental, workplace safety and other practices that may vary from U.S. standards in any of our foreign manufacturers, whether directly or indirectly; and any of the other risks enumerated in these risk factors. Furthermore, the prevalence of social media and a constant, on-demand news cycle may accelerate and in the short-term increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

Our strategic plans and initiatives may initially result in a negative impact on our financial results, and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.
Our ability to successfully implement and execute our strategic plans and initiatives depends on many factors, some of which are out of our control. Our focus on long-term strategic investments, including investments in our technology and other digital capabilities (such as AI and machine learning), our eCommerce platform, our GameChanger platform, improvements to the athlete experience in our stores and online, our supply chain, enhancements to our ScoreCard loyalty program, the continued development of our vertical brands and specialty store concepts (including DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Centers), expansion and re-positioning of our real estate portfolio (including grand openings, store remodels, experiential concepts and relocations), and improving teammate productivity through strategic talent investments, organizational re-alignment and otherwise may require changes to our existing cost structure and/or significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return or fail to achieve the desired return at all. Additionally, any new initiative is subject to certain risks, including athlete and teammate acceptance, competition, product differentiation, our ability to successfully implement technological initiatives, and the ability to attract and retain qualified personnel to support the initiative.
Further, strategies deployed to better resource for future growth and manage various cost categories may require expenditures in the short-term and otherwise may not achieve the desired savings results within the anticipated time frame, or at all.
An inability to execute our real estate strategy could affect our financial results.
Our financial performance depends on our ability to grow our DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center stores. There is no assurance that we will be able to locate, and obtain control of, adequate desirable real estate that meets our criteria. Additionally, our ability to negotiate favorable lease, purchase or operating terms depends on conditions in the real estate, capital and construction markets, including competition for desirable properties; our relationships with current and prospective landlords, property owners and shopping center or mall operators; construction costs; the availability of labor and materials; access to sufficient capital and/or financing vehicles, such as sale-leasebacks; local regulations; private restrictions; third party or political opposition; and other factors that are not within our control. We may incur costs that are excessive and cause operating margins and/or our return on investment to be below acceptable levels if we are unable to negotiate appropriate terms.
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

Our business relies on our distribution and fulfillment network. An inability to optimize this network or a disruption to the network, including delays or failures by independent third-party transportation providers, could cause us to lose merchandise, be unable to effectively and efficiently deliver merchandise to our stores and athletes, and could adversely affect our financial condition and results of operations.
The ability to optimize our distribution and fulfillment network, which includes our distribution centers, eCommerce fulfillment center, and our stores that serve as forward distribution points, in a way that avoids disruptions and maximizes efficiencies, is dependent on a variety of factors, many of which are beyond our control, including severe weather conditions, natural disasters, pandemics or other catastrophic events, problems with our information technology systems, labor or employee disagreements, supply chain disruptions or other shipping problems, and general economic and real estate conditions.
We may not be able to increase and/or maintain our existing distribution and fulfillment network if the cost of the facilities increases or the location of a facility is no longer desirable. In those cases, we may not be able to locate suitable new or alternative sites or modify or enter into new leases on acceptable terms and we may need to increase reliance on our store network, third-party logistic fulfillment centers, our distribution centers, and vendors to help meet our fulfillment needs. An inability to optimize our distribution and fulfillment network, including the expiration of a lease or an unexpected lease termination at one of our facilities (without timely replacement of the applicable facility) or serious disruptions (including natural disasters or closures of distribution and fulfillment centers) at any of these facilities might impair our ability to adequately stock our stores, process returns of products to vendors and fulfill eCommerce orders at the speed expected by athletes, increase costs associated with shipping and delivery, damage a material portion of our inventory, and otherwise negatively affect our operations, sales, profitability, and reputation.
In addition, we rely on independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our stores and directly to athletes through our eCommerce platform. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business.
Unauthorized use or disclosure of sensitive or confidential athlete, teammate, vendor or Company information could result in substantial costs and reputational damage, harm to our business and standing with our athletes and could subject us to litigation and enforcement actions.
The protection of our data, including athlete and teammate data, is critical. We collect, receive, store, manage, transmit and delete confidential athlete data, including payment card and personally identifiable information, in the normal course of customer transactions, as well as other confidential and sensitive information, such as personal information about our teammates and our vendors, and confidential Company information. We also work with third-party vendors and service providers that provide technology, systems, and services that we use in connection with the collection, storage, and transmission of this information. We have implemented a cybersecurity function and governance process, and we regularly review and update our systems, processes, and procedures to protect against unauthorized access to or use of data and to prevent data loss, as well as detect, contain, and respond to data security incidents. Our processes for assessing, identifying, and managing material risks from cybersecurity and data threats are discussed within Item 1C. “Cybersecurity.” Although we have taken measures to protect our confidential information and that of our athletes, teammates, and others, and ensure business continuity, we may be unable to anticipate security incidents or implement adequate measures, as cyber threats and the techniques used in cyberattacks are changing, developing, and evolving rapidly, including from emerging technologies such as advanced forms of AI and machine learning. In addition, the intentional or negligent actions of third parties, business associates or teammates may undermine our existing security measures and allow unauthorized parties to obtain access to our data systems and misappropriate confidential data. Although we conduct regular trainings as part of our cybersecurity and data privacy efforts, the training does not guarantee prevention of successful cyberattacks.
While there have been, from time-to-time, non-material data security issues with our Company, to our knowledge no material data security breaches have occurred to date. Nonetheless, any future compromise of our data security could result in a violation of applicable cybersecurity and/or privacy laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business, athlete experience, reputation, customer or investor confidence and/or divert management attention.

Further, the data privacy and cybersecurity regulatory environment is constantly changing, with new and increasingly rigorous and complex requirements. Maintaining our compliance with those requirements, including state and local consumer privacy laws and federal cybersecurity disclosure requirements, may require significant effort and cost, require changes to our business practices, and limit our ability to collect and use data needed to enhance and personalize the customer experience or other marketing and advertising or to execute our strategic initiatives. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits, or damage our reputation with customers and undermine customer trust.
Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
We utilize several third-party information systems for core system needs of our business, including our use of an independent service provider for electronic payment processing. If any of these systems (or systems upon which any of these systems rely) fail to function properly, it could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products or engage in similar normal business activities. If any of these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.
Our information systems, including our back-up systems, are subject to damage or interruption from power outages; incompatible, damaged or infected software updates; computer and telecommunications failures; malicious computer programs and ransomware; denial-of-service attacks; security breaches (through cyberattacks from cyberattackers or sophisticated organizations or through negligent or intentional actions of teammates); catastrophic events; and usage errors by our teammates. Additionally, we have adopted a hybrid remote work environment which relies on the efficiency and functionality of our information systems. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction, or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.
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
Our long-term success and ability to implement our strategic and business planning processes depends on our ability to attract, retain, train and develop key and qualified teammates in all areas of the organization, including store managers and sales associates, teammates who staff our distribution centers, executive and management level talent, and professionals to implement our technology, digital, real estate and other strategic initiatives. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, equity compensation, unemployment levels, and health and other insurance costs; adoption of new work models and policies regarding on-site and remote work; immigration, federal and state minimum wage requirements, and benefit costs; changing demographics; and our reputation within the labor market. If we are unable to attract and retain a workforce that meets our needs, our operations, service levels, support functions, and competitiveness could suffer, and our results could be adversely affected.
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
Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract and retain executive management. All teammates, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our teammates. The loss of any one of the members of our executive management team, including our President & Chief Executive Officer, Lauren Hobart, or other key personnel could seriously harm our business. Additionally, effective succession planning for executive management and key personnel is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success. Furthermore, our success depends on continued service from Edward W. Stack, our Executive Chairman, who began operating the Company in 1984 and continues to oversee our merchandising group and key strategic growth initiatives. Mr. Stack possesses detailed and in-depth knowledge of the issues, opportunities, and challenges that we and the industry face. If Mr. Stack no longer serves a role in our business, our results could be materially adversely affected.
The seasonality of certain categories of our operations, along with the current geographic concentrations of our stores, exposes us to certain seasonal influences and weather-related risks.
Our business is subject to seasonal influences and certain holidays and sports seasons during the year. Many of our stores are in geographic areas that experience seasonally cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Historically, our highest sales and operating income results have occurred during our second and fourth fiscal quarters, which is due in part to golf and team sports sales and the back-to-school season during the second quarter, in part to the winter holiday season, and in part to our strong sales of cold weather sporting goods and apparel in the fourth quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. However, poor performance during a quarter because of slow holiday or back-to-school seasons or unseasonable weather conditions, including unusually warm weather in the winter months or abnormally wet or cold weather in the spring or summer months, could have a material adverse effect on our business, financial condition, and operating results for the entire fiscal year.
Furthermore, extreme weather conditions and natural disasters caused by changing climate conditions or otherwise and other catastrophic events in the areas in which our stores, distribution centers and/or eCommerce fulfillment centers are located could negatively impact consumer shopping patterns, consumer confidence and disposable income, create interruptions to our business, or otherwise could have a negative effect on our financial performance. Extreme weather conditions and/or natural disasters such as hurricanes, tornadoes, extreme storms, wildfires, floods and earthquakes, or a combination of these catastrophic events or other factors, could damage or destroy our facilities or our vendors’ facilities, resulting in disruption or delay of production and delivery of merchandise and products in our supply chain and cause staffing shortages in our stores, negatively affecting our business and results of operations.
We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Any determination to pay cash dividends or change the amount of our cash dividend on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and complies with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program, we are not obligated to make any purchases under the program, and the Board may discontinue the program at any time.
If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.
Our ability to effectively manage our inventory is a key component of the success of our business. We have historically experienced loss of inventory (also referred to as inventory shrinkage) due to damage, theft (including from organized retail crime), and other causes. We have experienced, and may continue to experience, elevated levels of inventory shrink relative to historical levels, which have adversely affected, and could continue to adversely affect, our business, results of operations and financial condition. In addition, sustained high rates of inventory shrink at certain stores could impact the profitability of those stores and result in asset impairments.
We must also maintain the safety of our store teammates and athletes. Elevated levels of shrink or an unsafe store environment requires operational or strategic changes that may increase our costs and adversely impact our reputation and the teammate or athlete in-store experience.

Risks Related to Our Common Stock, Class B Common Stock and Other Anti-Takeover Mechanisms
We have in the past failed and may in the future fail to meet market expectations, which has caused and could in the future cause the price of our common stock to decline.
Our common stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts’ opinions of our future performance, which may, in part, be based upon any guidance we have provided. Analysts’ estimates are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline (which has happened in the past and could happen in the future). We are currently subject to securities class action and shareholder derivative lawsuits relating to a temporary decline in our stock price and could become involved in additional litigation of this type in the future if our stock price is volatile for any reason. Any litigation could result in reputational damage, substantial costs (directly or indirectly, such as potential insurance cost increases) and a diversion of management’s attention and resources needed to successfully run our business. See Item 3. “Legal Proceedings” for more information regarding the pending securities class action and shareholder derivative lawsuits.
We are controlled by holders of our Class B common stock, whose interests may differ from other stockholders.
Holders of our Class B common stock, who consist of our Executive Chairman, Mr. Edward W. Stack, his relatives, and various trusts established for the benefit of their families, control a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of the holders of Class B common stock may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree. Further, activist investors and other public pressures have recently applied greater scrutiny to listed companies with such dual class share structures. Similar efforts or enhanced scrutiny with respect to our Class B common stock could adversely impact perception of the value of our common stock, divert management attention from our core business operations and strategic initiatives, and/or cause our stock price to decline.
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
In fiscal 2024, we purchased merchandise from approximately 1,400 vendors. Purchases from Nike represented approximately 25% of our total merchandise purchases. Although in fiscal 2024 purchases from no other vendor represented 10% or more of our total purchases, our dependence on suppliers involves risk. We might be unable to obtain merchandise that consumers demand in a timely manner if there are disruptions in our relationships with key suppliers, which could cause our revenue to materially decline. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards, whether because of supply chain disruptions or other causes, or fail to continue to develop new products that create consumer demand. Furthermore, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or eCommerce companies. Many of our suppliers also provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising, which are not guaranteed. A decline or discontinuation of these incentives could reduce our profit margins.

We are subject to costs and risks associated with laws and regulations affecting our business.
We are subject to a wide array of laws and regulations that expose us to compliance and litigation risks that could negatively affect our operations and financial results. Some of the federal, state or local laws and regulations that affect us include those relating to consumer products, product liability and consumer protection; eCommerce (including AI and machine learning); data protection and data usage; privacy (including new and emerging privacy laws); advertisement and marketing; labor and employment (including employee safety); taxes, including changes to tax rates and new taxes, tariffs, and surcharges; knives, food items or other regulated products; accounting, corporate governance and securities, including adequate disclosure and insider trading; custom or import; intellectual property; and social, environmental and/or climate change, including programs, transparency and reporting. Although we no longer actively sell firearms or ammunition in our stores, due to our historical sale of those items we remain subject to regulations relating thereto. Establishing the necessary internal infrastructure to allow for the monitoring and other compliance requirements required by these new laws and regulations and enforcement efforts requires expenditure of considerable Company resources.
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
From time-to-time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with property owners, landlords and vendors, company policies, workplace injuries and other matters. We may incur losses relating to claims filed against us, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate or cost-effective liability or workers’ compensation insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.
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
Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property, including exclusive licensing rights, are valuable assets that are critical to our success, including and increasingly with respect to our growing vertical brands. Effective trademark and other intellectual property protection may not be available in every country in which our products are manufactured or may be made available. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of ownership or use of the intellectual property.
Changes to tax laws and regulations could adversely affect our financial results or condition.
Our effective income tax rates could be unfavorably impacted by several factors, including changes in the valuation of deferred tax assets and liabilities; other changes in applicable tax laws, regulations, treaties, interpretations, and other guidance, which changes may be more rapid under the federal government; changes in transfer pricing rules; and the outcome of income tax audits in various jurisdictions. Current economic and political considerations make tax rules in the United States and other applicable jurisdictions subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability.
Poor performance of professional sports teams within our core regions of operation, as well as league-wide lockouts, strikes or cancellations, retirement of or serious injury to key athletes or scandals involving such athletes could adversely affect our financial results.
We sell a significant amount of professional sports team merchandise, the success of which may be subject to fluctuations based on the success or failure of such teams or their key players. Poor performance by the professional sports teams within our core regions of operations; league-wide lockouts or strikes; and disruptions to, cancellations of, or negative publicity regarding sports leagues and major sporting events could cause our financial results to fluctuate year-over-year. In addition, to the extent we use individual athletes to market our products and advertise our stores or we sell merchandise branded by one or more athletes, the retirement or injury of such athletes, negative publicity or scandals in which they might be implicated could negatively impact our financial results.
Changes to environmental, social and governance matters may impact our business and reputation.
In addition to the changing rules and regulations related to environmental, social and governance (“ESG”) matters imposed by governmental and self-regulatory organizations such as the SEC and the New York Stock Exchange, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.
Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives and goals, or for any revisions to or abandonment of these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve or make progress with respect to our goals, including previously announced goals, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Our initiatives may fail to satisfy the varied and differing views of our stakeholders. In recent years “anti-ESG” sentiment has gained momentum across the U.S. Several states and Congress have proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, stakeholders have expressed unfavorable views on ESG topics or initiatives, and the federal government has recently issued and acted on executive orders, memoranda, and investigations opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI related policies, sentiment, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations, litigation, enforcement actions, loss of investment or consumer demand, or sustaining reputational harm, which could negatively impact our business and financial results.
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
Our ability to make scheduled payments on or to refinance our debt obligations, including the Senior Notes and our Revolving Credit Facility, will depend on our financial and operating performance. Our rates on our Revolving Credit Facility may be affected by our credit ratings which could result in higher interest expense in the future, particularly if such credit ratings were downgraded to below investment grade by rating agencies. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes or the Revolving Credit Facility. We may not be able to take any of these actions, these actions may not be successful or may not permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
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
As of the date of this Annual Report on Form 10-K, cybersecurity threats, including the results of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations or financial condition. While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business, athlete experience, reputation or investor confidence. See Item 1A. “Risk Factors” for more information on the Company’s cybersecurity-related risks.
Governance
The Audit Committee provides oversight of our cybersecurity risk management, as the security of athlete and teammate data continue to be Company-wide priorities. Our cybersecurity risk management is led by our CISO, an accomplished leader in cybersecurity capabilities and management of cybersecurity risk with over 25 years of experience who joined the Company in January 2025. The CISO reports to the Company’s Chief Technology Officer, who served as the interim CISO for a portion of fiscal 2024 following the departure of our then current CISO in October 2024, and directly reports to the Company’s Chief Executive Officer. The CISO provides quarterly (or more often, if necessary) updates to the Audit Committee and periodic updates to the full Board, regarding existing and new cybersecurity risks, including how management is mitigating those risks. The CISO and the broader cybersecurity team is responsible for detecting, containing, and responding to cybersecurity incidents as documented within the IR Plan.

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

As of February 1, 2025, we operated 856 stores in 47 states. The following table sets forth the number of stores by state:

State	DICK’S Sporting Goods (1)	Specialty Concept Stores (2)	Total (3)
Alabama	13	1	14
Arizona	10	3	13
Arkansas	4	—	4
California	56	8	64
Colorado	16	2	18
Connecticut	10	3	13
Delaware	3	1	4
District of Columbia	1	—	1
Florida	48	9	57
Georgia	23	3	26
Idaho	6	1	7
Illinois	31	5	36
Indiana	20	3	23
Iowa	7	2	9
Kansas	10	2	12
Kentucky	11	2	13
Louisiana	8	—	8
Maine	4	—	4
Maryland	17	3	20
Massachusetts	19	4	23
Michigan	22	4	26
Minnesota	10	5	15
Mississippi	7	—	7
Missouri	13	2	15
Nebraska	4	1	5
Nevada	4	2	6
New Hampshire	7	—	7
New Jersey	19	5	24
New Mexico	4	—	4
New York	43	4	47
North Carolina	31	9	40
North Dakota	1	—	1
Ohio	36	10	46
Oklahoma	7	2	9
Oregon	10	1	11
Pennsylvania	38	10	48
Rhode Island	2	1	3
South Carolina	11	3	14
South Dakota	1	—	1
Tennessee	17	3	20
Texas	50	9	59
Utah	5	1	6
Vermont	2	—	2
Virginia	26	5	31
Washington	16	—	16
West Virginia	6	—	6
Wisconsin	13	4	17
Wyoming	1	—	1
Total	723	133	856

(1)As of February 1, 2025, includes 19 DICK’S House of Sport stores, with seven new openings during fiscal 2024, six of which were either relocated or converted from prior store locations. As of February 3, 2024, we operated twelve DICK’S House of Sport stores.
(2)Includes our Golf Galaxy, Public Lands, and Going Going Gone! concept stores. As of February 1, 2025, we operated 109 Golf Galaxy stores in 35 states, three Public Lands stores in three states, and 21 Going Going Gone! stores in 16 states. In some markets we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store counts, as applicable. As of February 1, 2025, we operated 14 combo stores.
(3)Excludes temporary value chain locations, of which we operated 29 and 36 as of February 1, 2025 and February 3, 2024, respectively.

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

The land on which our CSC is built is subject to an underlying ground lease with Allegheny County Airport Authority, which expires in 2038. During fiscal 2024, the Company entered into a development contract to construct a new 805,000 square foot distribution center in Fort Worth, Texas. The Company plans to open the new distribution center in 2026.

ITEM 3.  LEGAL PROCEEDINGS
As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended May 4, 2024, August 3, 2024, and November 2, 2024, as filed with the Securities and Exchange Commission on May 30, 2024, September 4, 2024, and November 27, 2024, respectively, on February 16, 2024, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund filed a putative shareholder class action complaint against the Company and certain of our executive officers and directors in the United States District Court for the Western District of Pennsylvania. On July 30, 2024, the Court appointed the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of the State of Rhode Island, and Western Pennsylvania Teamsters and Employers Pension Fund as lead plaintiffs in the action (now captioned In re Dick’s Sporting Goods, Inc. Securities Litigation, Case No. 2:24-cv-00196-NR-KT). On October 15, 2024, the lead plaintiffs filed a consolidated complaint against the same defendants alleging that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions about the Company’s business and financial condition, including regarding the Company’s inventory, margins, and business prospects, as well as inventory shrinkage related to retail theft. The consolidated complaint is brought on behalf of a putative class of those who purchased or otherwise acquired our common stock between August 23, 2022 and August 21, 2023, and seeks relief including damages and costs, including attorneys’ fees. The defendants filed a motion to dismiss the consolidated complaint on December 16, 2024. The Company does not believe the consolidated complaint states any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
On February 13, 2025, a derivative complaint was filed against certain of our executive officers and directors, and against the Company as nominal defendant, in the United States District Court for the Western District of Pennsylvania. The plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, and unjust enrichment, including based on alleged misrepresentations and omissions that are similar to the allegations in In re Dick’s Sporting Goods, Inc. Securities Litigation. The complaint seeks relief on behalf of the Company including damages, restitution, and certain governance reforms, and an award of costs, including attorneys’ fees. The Company does not believe that the complaint states any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
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
As of March 21, 2025, there were 223 and 15 registered holders of our common stock and Class B common stock, respectively.
Comparison of 5 Year Cumulative Total Return
The following graph compares the performance of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on January 31, 2020 in our common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to common stock repurchases made during the three months ended February 1, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
November 3, 2024 to November 30, 2024	651	$193.70	—	$609,297,520
December 1, 2024 to January 4, 2025	2,252	$220.07	—	$609,297,520
January 5, 2025 to February 1, 2025	428,423	$228.17	428,423	$511,544,626
Total	431,326	$228.07	428,423

(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our previously announced five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021.
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
Through our strategic pillars of athlete experience, differentiated product, brand engagement and teammate experience, we have transformed our business to drive sustained profitable growth. As part of our strategy, we have meaningfully improved our merchandise assortment through our vertical brands and strong relationships with our key brand partners, which provide access to highly differentiated products. We have also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to further engage our athletes. Lastly, we continue to innovate our omni-channel athlete experience through our DICK’S House of Sport stores, Golf Galaxy Performance Centers and our DICK’S Field House stores, and believe that a key driver of our future omni-channel growth will include repositioning our store portfolio to grow these stores. In addition to these strategies and foundational improvements, consumers have also made what we believe will be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products.
We believe there is strength and momentum in the sports industry in the United States and expect this trend to continue in the near term, with continued excitement around women’s sports, the 2026 World Cup and the 2028 Olympics. We believe that the convergence of sport and culture has never been stronger and we believe we’re well-positioned for this opportunity. From this position of strength, we plan to make investments in digital and in-store opportunities to grow our market share through repositioning our store portfolio, driving our footwear category and accelerating our eCommerce channel.
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
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates, inflationary pressures, potential changes to international trade relations from taxation and tariffs, which could impact pricing, consumer discretionary spending behavior and the promotional landscape in which we operate, as well as higher levels of inventory shrink, which has been noted throughout the retail industry.
Despite the dynamic macroeconomic environment and a shorter traditional holiday shopping season, we continued to drive comparable sales growth in fiscal 2024 with an increase of 5.2% which is on top of a 2.6% increase in 2023. Through the execution of our core strategies and operational strength, net sales increased 3.5% in fiscal 2024 as compared to 2023, and pre-tax income as a percentage of net sales grew to 11.30% in fiscal 2024 compared to 10.15% in fiscal 2023.

Overview of other trends affecting 2024
•The prior year included an extra week of operations, which added $170.2 million of net sales, or $0.19 per diluted share to fiscal 2023 full year results.
•Within merchandise margin, while inventory shrink remains elevated compared to historical levels, inventory shrink as a percentage of net sales decreased 25 basis points during the current year compared to 2023, as the prior year included a cumulative unfavorable impact from shrink identified during our physical inventories. We do not expect a similar decrease in 2025.
•During 2024, selling, general and administrative expenses were approximately flat as a percentage of net sales compared to 2023 due to last year’s Business Optimization, offset by strategic investments beginning in 2024 to drive long-term growth based upon the strength of our business. We expect selling, general and administrative expenses to deleverage year-over-year in fiscal 2025 as we continue with these investments spanning across digital, in-store and marketing.
As a result of our strong fiscal 2024 performance, confidence in our strategic initiatives and operational strength, balanced against the macroeconomic environment and our planned investments, we have provided our full year outlook for 2025 and expect comparable sales growth for the year to be in the range of 1% to 3% and earnings per diluted share to be in the range of $13.80 to $14.40.
The Company’s current expectations described above include forward-looking statements. Please see the “Forward-Looking Statements” section in this Annual report on Form 10-K for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
•Comparable sales performance – Our management considers comparable sales, which includes digital revenue, to be an important indicator of our current performance. Comparable sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable sales results. Our digital revenue includes all eCommerce sales, including omni-channel transactions which are fulfilled by our stores, GameChanger subscriptions as well as revenue from our DICK’S Media Network. For further discussion of our comparable sales refer to the “Results of Operations” section herein.
•Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are comparable sales, gross profit, and our ability to control selling, general and administrative expenses.
•Cash flows from operating activities – Cash flow generation supports our general liquidity needs and funds capital expenditures for our omni-channel platform, which include investments in new and existing stores and our eCommerce channel, distribution and administrative facilities, continuous improvements to information technology tools, potential strategic acquisitions or investments that may arise from time-to-time and stockholder return initiatives, including cash dividends and share repurchases. We typically experience lower operating cash flows in our first and third fiscal quarters due to the timing of inventory purchases in advance of our peak selling periods and anticipated higher cash flows during our second and fourth fiscal quarters. For further discussion of our cash flows refer to the “Liquidity and Capital Resources” section herein.
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
•Store productivity – To assess store-level performance, we monitor various indicators, including sales per square foot, store operating contribution margin and store cash flow.

Executive Summary
•Net sales increased 3.5% to $13.44 billion during the 52 weeks ended February 1, 2025, from $12.98 billion during the 53 weeks ended February 3, 2024, which included an increase in comparable sales of 5.2% on a 52-week to 52-week basis, following a 2.6% increase in the prior year. Fiscal 2023 included $170.2 million of net sales for the 53rd week.
•We reported net income of $1.17 billion, or $14.05 per diluted share, in fiscal 2024, compared to $1.05 billion, or $12.18 per diluted share, during fiscal 2023.
◦Fiscal 2023 net income included business optimization charges of $62.8 million, net of tax, or $0.73 per diluted share. Additionally, fiscal 2023 earnings per diluted share included approximately $0.19 from the 53rd week.
•In addition, during fiscal 2024, we:
◦Declared and paid aggregate cash dividends on a quarterly basis for a total amount of $4.40 per share on our common stock and Class B common stock; and
◦Repurchased 1.3 million shares of common stock under our share repurchase program for a total cost of $268.0 million.
•The following table summarizes store activity in fiscal 2024:

	Store Count Information					(in millions) Square Footage (5) (6)
	Beginning Stores	New Stores	Closed Stores	Relocated / Converted (4)	Ending Stores	Beginning	Ending

DICK'S Sporting Goods (1)
DICK'S	701	—	(6)	(17)	678	37.5	36.4
DICK'S Field House	11	4	—	11	26	0.6	1.5
DICK'S House of Sport	12	1	—	6	19	1.2	2.2
Total DICK'S Sporting Goods	724	5	(6)	—	723	39.3	40.1

Other Specialty Concepts (1)
Golf Galaxy (2)	104	5	—	—	109	2.3	2.4
Going Going Gone!	17	4	—	—	21	0.8	1.0
Other	10	1	(8)	—	3	0.4	0.1
Total Other Specialty Concepts	131	10	(8)	—	133	3.4	3.5
Total (3)	855	15	(14)	—	856	42.7	43.6
(1)In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of February 1, 2025, the Company operated 14 combo stores.
(2)As of February 1, 2025, includes 24 Golf Galaxy Performance Centers, with five new openings during fiscal 2024 that were converted from prior Golf Galaxy store locations.
(3)Excludes Warehouse Sale store locations that are temporary in nature, of which the Company operated 29 and 36 as of February 1, 2025 and February 3, 2024, respectively.
(4)Reflects stores converted between concept or prototype through store relocations (12) or remodels (10) as part of the Company's strategy to reposition its store portfolio.
(5)Includes square footage as of February 1, 2025 related to five Public Lands store closures as we plan to convert three into DICK'S House of Sport and two into DICK'S Field House stores during fiscal 2025.
(6)Columns may not recalculate due to rounding.

Results of Operations
The following table presents, for the fiscal years indicated, selected items in the Consolidated Statements of Income as a percentage of our net sales, as well as the basis point change in percentage of net sales from fiscal 2024 to fiscal 2023:

	Fiscal Year		Basis Point Change in Percentage of Net Sales from Prior Year 2023 - 2024
	2024	2023
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	64.10	65.08	(98)
Gross profit	35.90	34.92	98
Selling, general and administrative expenses (3)	24.51	24.52	(1)
Pre-opening expenses (4)	0.43	0.52	(9)
Income from operations	10.96	9.88	108
Interest expense	0.39	0.45	(6)
Other income	(0.73)	(0.72)	(1)
Income before income taxes	11.30	10.15	115
Provision for income taxes	2.63	2.09	54
Net income	8.67%	8.06%	61
Other Data:
Comparable sales increase (5)	5.2%	2.6%

(1)Revenue from retail sales is recognized at the point of sale, net of sales tax. Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon the redemption of the cards. The cards have no expiration date. Subscription revenue from our GameChanger platform is recognized ratably over the subscription period with our customers.
(2)Cost of goods sold includes: the cost of merchandise and services (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost or net realizable value and GameChanger costs); freight; distribution; shipping; and store occupancy costs. We define merchandise margin as net sales less the cost of merchandise and services sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
(3)Selling, general and administrative expenses include payroll and fringe benefits for our stores, field support, administrative and our GameChanger platform, advertising, bank card charges, operating costs associated with our internal eCommerce platform, technology, other store expenses and all expenses associated with operating our customer support center.
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
(5)Beginning in fiscal 2024, we revised our method for calculating comparable sales to include GameChanger revenue. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2024.

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

A discussion regarding our financial condition and results of operations for the year ended February 1, 2025 (Fiscal 2024) compared to the year ended February 3, 2024 (Fiscal 2023) is presented below. A discussion regarding our financial condition and results of operations for Fiscal 2023 compared to the year ended January 28, 2023 (Fiscal 2022) can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 28, 2024.
Fiscal 2024 (52 weeks) Compared to Fiscal 2023 (53 weeks)
Net Sales
Net sales increased 3.5% to $13.44 billion in 2024 from $12.98 billion in 2023, primarily due to an increase in comparable sales on a 52-week to 52-week basis of 5.2%, or $641.8 million, partially offset by the inclusion of $170.2 million of net sales during fiscal 2023 from the 53rd week. The remaining decrease in net sales was primarily attributable to Moosejaw and other store closures, partially offset by an increase from new stores, including DICK’S House of Sport and Golf Galaxy Performance Center locations.
The increase in comparable sales included a 4.0% increase in sales per transaction and a 1.2% increase in transactions, and reflects growth in footwear, athletic apparel, accessories and hydration, offset by declines in outdoor-related categories including hunt, apparel and equipment, and fitness.
Income from Operations
Income from operations increased to $1,473.9 million in 2024 from $1,282.4 million in 2023.
Gross profit increased to $4,825.7 million in 2024 from $4,533.7 million in 2023 and increased as a percentage of net sales by 98 basis points. Merchandise margins as a percentage of net sales increased 64 basis points as a result of a favorable sales mix and the quality of our assortment, a 25 basis point decrease in inventory shrink from the prior year, which included a cumulative unfavorable impact from shrink identified during our physical inventories, and a $12.0 million write-down of inventory in the prior year related to our Business Optimization. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate, increased $38.7 million compared to 2023 and were approximately flat as a percent of net sales primarily due to the increase in net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment costs.
Selling, general and administrative expenses increased to $3,294.3 million in the current year from $3,183.5 million in 2023, and were approximately flat as a percentage of net sales compared to 2023, primarily due to the current year increase in net sales. The $110.7 million increase includes strategic investments across technology and marketing, along with higher incentive compensation, partially offset by Business Optimization charges of $72.8 million incurred in the prior year. The current period also includes a $9.7 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Pre-opening expenses decreased to $57.5 million in the current year from $67.8 million in 2023. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support the opening of seven DICK’S House of Sport stores, compared to nine in the prior year period.
Other Income
Other income totaled $98.1 million in 2024 compared to $93.8 million in 2023, and includes a $9.7 million expense decrease compared to the prior year from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate increased to 23.3% in the current year from 20.6% in 2023. Last year’s effective tax rate reflected $36.8 million higher excess tax benefits compared to the current year from a higher number of employee equity awards vesting and exercised in the prior year.

Liquidity and Capital Resources
Our cash on hand as of February 1, 2025 was $1.7 billion. We believe that we have sufficient cash flows from operations and cash on hand to operate our business for at least the next twelve months, supplemented by funds available under our unsecured $1.6 billion Credit Facility, if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during 2024.
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
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. As of February 1, 2025, there were no borrowings outstanding under the Credit Facility, and we have total remaining borrowing capacity, after adjusting for $19.9 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at February 1, 2025. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8 – Revolving Credit Facility for further information.
Senior Notes
As of February 1, 2025, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million principal amount of senior notes due 2052 outstanding (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”). Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 9 – Senior Notes for further information.
As of February 1, 2025, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. In 2024, capital expenditures totaled $802.6 million on a gross basis and $726.3 million on a net basis, inclusive of construction allowances provided by landlords.
We anticipate 2025 capital expenditures of approximately $1 billion, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in store growth, relocations and improvements in our existing stores. We plan to open approximately 16 DICK’S House of Sport locations in 2025 and expect to begin construction on approximately 20 locations scheduled to open throughout 2026. By the end of 2027, we expect to have between 75 to 100 DICK’S House of Sport locations across the country. We also plan to open approximately 18 DICK’S Field House and 14 Golf Galaxy Performance Center locations in 2025. By leveraging our real estate flexibility, we expect approximately 70% of our 2025 store openings will be relocations or remodels of existing store locations, which will increase our square footage in 2025 by approximately 3%.
Our 2025 capital expenditures plan also includes ongoing investments in our supply chain and technology, including the construction of a new regional distribution center in Fort Worth, Texas, which is expected to open in 2026 and investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities to drive efficiencies and enhance the omni-channel athlete experience. Additionally, we plan to invest in emerging growth opportunities with our GameChanger platform and DICK’S Media Network.

Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our current $2 billion share repurchase program authorized by our Board of Directors on December 16, 2021. In 2024, we repurchased 1.3 million shares of our common stock at a cost of $268.0 million. As of February 1, 2025, the available amount remaining under the December 2021 share repurchase program is $511.5 million. On March 10, 2025, the Company's Board of Directors authorized an additional five-year share repurchase program of up to $3 billion of the Company's common stock. The 2021 program will remain available for purchases until it is exhausted or expires.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
In 2024, we paid $361.7 million of dividends to our stockholders. On March 10, 2025, our Board of Directors declared a 10% increase in our quarterly cash dividend compared to the previous quarterly per share amount. The dividend of $1.2125 per share of common stock and Class B common stock is payable on April 11, 2025 to stockholders of record as of the close of business on March 28, 2025.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $49.6 million and $45.9 million as of February 1, 2025 and February 3, 2024, respectively.
Cash Flows
Changes in cash and cash equivalents for the last three fiscal years are as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net cash provided by operating activities	$1,311,835	$1,527,335	$921,881
Net cash used in investing activities	(796,558)	(614,676)	(392,894)
Net cash used in financing activities	(626,131)	(1,035,748)	(1,247,636)
Effect of exchange rate changes on cash and cash equivalents	(426)	(77)	(170)
Net decrease in cash and cash equivalents	$(111,280)	$(123,166)	$(718,819)

Operating Activities
Cash flows provided by operating activities decreased $215.5 million in 2024 compared to 2023. The decrease was primarily due to changes in inventory levels and accounts payable, which decreased operating cash flows by $354.3 million and reflects our investments in key categories to support our sales growth, partially offset by higher earnings. The remaining change in cash flows provided by operating activities was driven by working capital changes resulting from year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of payments for payroll, rent and income taxes.

Investing Activities
Cash used in investing activities increased $181.9 million to $796.6 million in 2024 compared to 2023. Gross capital expenditures increased $215.1 million primarily driven by investments in new and future DICK’S House of Sport stores and DICK’S Field House stores, as well as the construction of our sixth distribution facility and higher investments in remodels or other store enhancements. Cash used in investing activities in 2023 also included our acquisition of Moosejaw and progress payments for the purchase of corporate aircraft, offset by proceeds received from the sale of our Field & Stream trademark and other intellectual property.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility, or other financing sources. Cash used in financing activities decreased $409.6 million during 2024 compared to 2023, primarily driven by lower share repurchases and lower cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards compared to the prior year, partially offset by changes in bank overdraft balances between periods and payments for dividends.

Contractual Obligations and Commercial Commitments
We are party to contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. Our future contractual obligations primarily consist of payments for operating leases, long-term debt and related interest payments, and other purchase obligations. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 7 – Leases and Note 9 – Senior Notes for amounts outstanding as of February 1, 2025 related to operating leases and long-term debt.
Other purchase obligations are for marketing commitments to promote our brand and products, including media and naming rights, technology-related commitments, licenses for trademarks and other ordinary course commitments. In the ordinary course of business, we enter into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of non-cancellable purchase commitments as of February 1, 2025 were approximately $180 million.

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
Inventory Obsolescence
We value inventory using the lower of weighted average cost and net realizable value, which is generally based on the selling price expectations of the merchandise. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Our reserve requires management to make assumptions and apply judgement related to current and anticipated demand and the promotional environment, which may be impacted by changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies that could cause our inventory to be exposed to obsolescence or slow-moving merchandise. A 10% change in our obsolete inventory reserves as of February 1, 2025, would have affected income before income taxes by approximately $8.1 million in fiscal 2024.

Inventory Shrink
Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at our stores and distribution centers throughout the year. The shrink reserve represents the cumulative loss estimate for each of our locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results. A 10% change in our shrink reserves as of February 1, 2025, would have affected income before income taxes by approximately $2.9 million in fiscal 2024.
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
Our goodwill impairment test compares the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of an income approach and a market approach. The income approach involves estimates related to our projected future growth, profitability and discount rates on expected future cash flows, while the market approach considers observed market data. Estimates may differ from actual results due to, among other things, economic conditions, changes to our business models, or changes in operating performance. Significant differences between these estimates and actual results could result in future impairment charges and could materially affect our future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded to reduce the carrying value of the reporting unit to its fair value. As of February 1, 2025, we had no reporting units at risk of impairment and a 10% change in the fair value of our reporting units would not indicate a potential impairment of goodwill. The fair value of our reporting units has remained substantially in excess of their carrying value over the last three fiscal years.
Similar to our test for impairment of goodwill, the impairment test for indefinite-lived intangible assets involves comparing their estimated fair values to their carrying values. We estimate the fair value of indefinite-lived intangible assets, which are comprised primarily of trademarks and trade names, based on an income approach using the relief-from-royalty method, which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from these types of assets. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, we may be exposed to material losses. We recognize an impairment charge when the estimated fair value of the intangible asset is less than its carrying value. Refer to Part IV Item 15. Exhibits and Financial Statement Schedules, Note 11 – Fair Value Measurements for further information. We recorded no significant impairments in fiscal 2024, 2023 or 2022. As of February 1, 2025, a 10% change in the fair value of our intangible assets balance would not indicate a potential impairment.
Impairment of Long-Lived Assets
We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which independent cash flows can be identified, which is typically the store level. We use an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over each store’s remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, we make assumptions about key store variables that incorporate local market conditions, including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value. During 2023, we recorded non-cash impairment charges from our Business Optimization. During 2022, we recorded non-cash impairment charges for store asset disposals at twelve Field & Stream stores that we closed in the period for conversion into DICK’S House of Sport stores or expanded DICK’S Sporting Goods stores. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11 – Fair Value Measurements for further information. There were no other significant long-lived asset impairment charges recognized during fiscal 2024, 2023 or 2022.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We maintain our Credit Facility to support potential liquidity and capital needs. The interest rate under our current Credit Facility is variable and is benchmarked to, at our option, an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin percentage. As of February 1, 2025 and February 3, 2024, there were no outstanding borrowings under the Credit Facility, and we did not draw on our Credit Facility during fiscal 2024 or fiscal 2023. Accordingly, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial condition, results of operations or cash flows.
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
Our cash equivalents generate interest income that is variable in relation to short-term interest rates. Accordingly, utilizing average cash equivalents balances during 2024, a hypothetical 100 basis point change in interest rates would have affected income before income taxes by approximately $16 million.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 46 through 70 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of February 1, 2025, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended February 1, 2025, of the Company and our report dated March 27, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 27, 2025

ITEM 9B.  OTHER INFORMATION
Trading Arrangements
During the quarter ended February 1, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Insider Trading Policy
The Company maintains an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by our teammates, directors, contractors and consultants, as well as the Company itself, which is designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. A copy of our Insider Trading Policy and Pre-Clearance Guidelines are filed with this report as Exhibit 19.1 and Exhibit 19.2, respectively.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Information relative to Directors of the Company will be set forth under the section entitled “Item 1 - Election of Directors” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) and is incorporated herein by reference.
(b)Information with respect to Executive Officers of the Company is set forth in Part I, Item 1 “Business.”
(c)Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Stock Ownership” in the 2025 Proxy Statement and is incorporated herein by reference.
(d)The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and other executive officers, and has adopted a separate code of ethics that applies to the Board of Directors. The complete text of each code of ethics are available through the Investor Relations section of the Company’s website at www.investors.dicks.com. If the Company makes any amendments to either code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company’s website does not form a part of this Annual Report on Form 10-K.
(e)Information on our audit committee and audit committee financial experts will be set forth under the section entitled “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.
(f)The Company maintains an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by our teammates, directors, contractors and consultants, as well as the Company itself, which is designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. A copy of our Insider Trading Policy and Pre-Clearance Guidelines are filed with this report as Exhibit 19.1 and Exhibit 19.2, respectively.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is set forth under the sections entitled “Executive Compensation”, “Compensation Tables”, “Corporate Governance” and “Item 1 - Election of Directors” in the Company’s 2025 Proxy Statement and is incorporated herein by reference. The information under the caption “Executive Compensation - Compensation Committee Report” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Part of the information required by this Item will be set forth under the caption “Stock Ownership” in the Company’s 2025 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of February 1, 2025, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	1,343,213	$15.25	6,928,238	(2)
Equity compensation plans not approved by security holders	—		—
Total	1,343,213		6,928,238

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth under the caption “Transactions with Related Persons” and “Board Independence” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 43 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule. The Consolidated Financial Statement schedule to be filed hereunder is included on page 78 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
(3)Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 71 to 75 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DICK’S Sporting Goods, Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories, net – Obsolescence Reserve — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company values inventory using the lower of weighted average cost and net realizable value, which is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. Recording the reserve requires management to make assumptions and apply judgment related to current and anticipated demand and the promotional environment, which may be impacted by changes in customer merchandise preference, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies that could cause the Company's inventory to be exposed to obsolescence or slow-moving merchandise.
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
•We evaluated the appropriateness and consistency of management’s method and assumptions used in developing their estimate of the inventory obsolescence reserve including assumptions related to current and anticipated demand and the promotional environment.
•We evaluated the appropriateness of specific inputs supporting management’s estimate, including historic inventory trends.
•We tested the mathematical accuracy of the Company’s inventory obsolescence reserve calculation.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 27, 2025

We have served as the Company’s auditor since 1998.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$13,442,849	$12,984,399	$12,368,198
Cost of goods sold, including occupancy and distribution costs	8,617,153	8,450,664	8,083,640
GROSS PROFIT	4,825,696	4,533,735	4,284,558
Selling, general and administrative expenses	3,294,272	3,183,530	2,799,853
Pre-opening expenses	57,492	67,840	21,686
INCOME FROM OPERATIONS	1,473,932	1,282,365	1,463,019
Interest expense	52,987	58,023	95,220
Other income	(98,088)	(93,809)	(15,949)
INCOME BEFORE INCOME TAXES	1,519,033	1,318,151	1,383,748
Provision for income taxes	353,725	271,632	340,610
NET INCOME	$1,165,308	$1,046,519	$1,043,138
EARNINGS PER COMMON SHARE:
Basic	$14.48	$12.72	$13.43
Diluted	$14.05	$12.18	$10.78
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	80,468	82,302	77,672
Diluted	82,929	85,925	99,274

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
NET INCOME	$1,165,308	$1,046,519	$1,043,138
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of tax	(426)	(77)	(170)
TOTAL OTHER COMPREHENSIVE LOSS	(426)	(77)	(170)
COMPREHENSIVE INCOME	$1,164,882	$1,046,442	$1,042,968

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	February 1, 2025	February 3, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,689,940	$1,801,220
Accounts receivable, net	214,250	114,877
Income taxes receivable	4,920	4,108
Inventories, net	3,349,830	2,848,797
Prepaid expenses and other current assets	158,767	121,047
Total current assets	5,417,707	4,890,049
Property and equipment, net	2,069,914	1,638,161
Operating lease assets	2,367,317	2,257,482
Intangible assets, net	58,598	56,663
Goodwill	245,857	245,857
Deferred income taxes	52,684	37,846
Other assets	246,617	185,694
TOTAL ASSETS	$10,458,694	$9,311,752
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,497,743	$1,288,728
Accrued expenses	653,324	551,369
Operating lease liabilities	503,236	492,856
Income taxes payable	30,718	54,508
Deferred revenue and other liabilities	395,041	364,933
Total current liabilities	3,080,062	2,752,394
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Senior notes due 2032 and 2052	1,484,217	1,483,260
Long-term operating lease liabilities	2,500,307	2,287,714
Other long-term liabilities	195,844	171,103
Total long-term liabilities	4,180,368	3,942,077
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 133,123,695 issued and 56,659,055 outstanding at February 1, 2025; 132,038,608 issued and 56,837,134 outstanding at February 3, 2024	567	568
Class B common stock, par value $0.01 per share; 40,000,000 shares authorized; 23,570,633 issued and outstanding at February 1, 2025 and February 3, 2024, respectively	236	236
Additional paid-in capital	1,495,329	1,448,855
Retained earnings	6,392,513	5,588,914
Accumulated other comprehensive loss	(755)	(329)
Treasury stock, at cost; 76,464,640 and 75,201,474 shares at February 1, 2025 and February 3, 2024, respectively	(4,689,626)	(4,420,963)
Total stockholders' equity	3,198,264	2,617,281
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,458,694	$9,311,752

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, January 29, 2022	51,989	$520	23,621	$236	$1,488,834	$3,956,602	$(82)	$(3,344,524)	$2,101,586
Adjustment for cumulative effect from change in accounting principle (ASU 2020-06)	—	—	—	—	(118,961)	34,232	—	—	(84,729)
Exchange of convertible senior notes due 2025 and partial unwind of convertible bond hedge and warrants	9,782	98	—	—	16,643	—	—	—	16,741
Exchange of Class B common stock for common stock	50	—	(50)	—	—	—	—	—	—
Exercise of stock options	837	8	—	—	23,673	—	—	—	23,681
Restricted stock vested	1,285	13	—	—	(13)	—	—	—	—
Minimum tax withholding requirements	(425)	(4)	—	—	(43,932)	—	—	—	(43,936)
Net income	—	—	—	—	—	1,043,138	—	—	1,043,138
Stock-based compensation	—	—	—	—	50,603	—	—	—	50,603
Foreign currency translation adjustment, net of taxes of $54	—	—	—	—	—	—	(170)	—	(170)
Purchase of shares for treasury	(4,971)	(50)	—	—	—	—	—	(426,673)	(426,723)
Cash dividends declared, $1.95 per common share	—	—	—	—	—	(155,568)	—	—	(155,568)
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	615	6	—	—	15,199	—	—	—	15,205
Restricted stock vested	2,086	21	—	—	(21)	—	—	—	—
Minimum tax withholding requirements	(695)	(7)	—	—	(98,910)	—	—	—	(98,917)
Net income	—	—	—	—	—	1,046,519	—	—	1,046,519
Stock-based compensation	—	—	—	—	57,285	—	—	—	57,285
Foreign currency translation adjustment, net of taxes of $24	—	—	—	—	—	—	(77)	—	(77)
Purchase of shares for treasury, including excise tax	(5,439)	(54)	—	—	—	—	—	(649,766)	(649,820)
Cash dividends declared, $4.00 per common share	—	—	—	—	—	(336,009)	—	—	(336,009)
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281
Exercise of stock options	715	7	—	—	17,993	—	—	—	18,000
Restricted stock vested	573	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(203)	(1)	—	—	(42,514)	—	—	—	(42,515)
Net income	—	—	—	—	—	1,165,308	—	—	1,165,308
Stock-based compensation	—	—	—	—	71,001	—	—	—	71,001
Foreign currency translation adjustment, net of taxes of $134	—	—	—	—	—	—	(426)	—	(426)
Purchase of shares for treasury, including excise tax	(1,263)	(13)	—	—	—	—	—	(268,663)	(268,676)
Cash dividends declared, $4.40 per common share	—	—	—	—	—	(361,709)	—	—	(361,709)
BALANCE, February 1, 2025	56,659	$567	23,571	$236	$1,495,329	$6,392,513	$(755)	$(4,689,626)	$3,198,264

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,165,308	$1,046,519	$1,043,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,409	393,933	365,475
Amortization of deferred financing fees and debt discount	2,333	2,364	4,250
Deferred income taxes	(14,838)	3,343	23,100
Stock-based compensation	71,001	57,285	50,603
Other, net	(6,565)	9,332	15,306
Changes in assets and liabilities:
Accounts receivable	(11,865)	(4,236)	(13,558)
Inventories	(501,033)	18,823	(533,308)
Prepaid expenses and other assets	(57,159)	(18,220)	(9,690)
Accounts payable	185,883	20,365	13,983
Accrued expenses	58,941	(2,462)	(74,205)
Income taxes payable / receivable	(26,155)	29,167	12,256
Construction allowances provided by landlords	76,287	67,061	36,100
Deferred revenue and other liabilities	41,536	25,190	22,689
Operating lease assets and liabilities	(72,248)	(121,129)	(34,258)
Net cash provided by operating activities	1,311,835	1,527,335	921,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(802,565)	(587,426)	(364,075)
Proceeds from sale of other assets	11,872	27,500	14,261
Other investing activities	(5,865)	(54,750)	(43,080)
Net cash used in investing activities	(796,558)	(614,676)	(392,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes	—	(137)	(515,865)
Payments on finance lease obligations	—	(823)	(740)
Proceeds from exercise of stock options	18,000	15,205	23,681
Minimum tax withholding requirements	(42,515)	(98,917)	(43,936)
Cash paid for treasury stock	(263,021)	(648,554)	(458,456)
Cash dividends paid to stockholders	(361,727)	(351,201)	(163,081)
Increase (decrease) in bank overdraft	23,132	48,679	(89,239)
Net cash used in financing activities	(626,131)	(1,035,748)	(1,247,636)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(426)	(77)	(170)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,280)	(123,166)	(718,819)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,801,220	1,924,386	2,643,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,689,940	$1,801,220	$1,924,386
Supplemental disclosure of cash flow information:
Accrued property and equipment	$111,289	$72,486	$30,222
Cash paid during the fiscal year for interest, net of capitalized amounts	$50,677	$57,486	$69,193
Cash paid during the fiscal year for income taxes	$399,467	$243,244	$306,612
Accrued treasury stock	$5,000	$—	$—

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. As of February 1, 2025, we operated 723 DICK’S Sporting Goods locations across the United States, serving and inspiring athletes and outdoor enthusiasts to achieve their personal best through a blend of dedicated teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores, and also offers its products online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile app for live streaming, scheduling, communications and scorekeeping. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to the Company’s fiscal year.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to the end of January. Unless otherwise stated, references to years in this Annual Report on Form 10-K relate to fiscal years, rather than to calendar years. Fiscal years 2024, 2023 and 2022 ended on February 1, 2025, February 3, 2024 and January 28, 2023, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2023, which included 53 weeks.
Principles of Consolidation
The Consolidated Financial Statements include DICK’S Sporting Goods, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to prior year amounts within the Consolidated Statements of Income to conform selling, general and administrative expenses and pre-opening expenses to the current year presentation of grand opening advertising costs. Beginning in fiscal 2024, pre-opening expenses include grand opening advertising costs, which were historically included within selling, general and administrative expenses. This change in presentation did not affect the Company’s income from operations in any reporting period.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents primarily consist of money market funds and commercial paper and are stated at carrying value, which approximates fair value, and are considered Level 1 investments. Interest income was $77.9 million, $79.7 million and $27.4 million for fiscal 2024, 2023 and 2022, respectively, and is recorded within other income on the Consolidated Statements of Income.
Cash and cash equivalents were comprised of the following for the fiscal years presented (in thousands):

	2024	2023
Cash (1)	$600,940	$603,820
Money market funds	1,089,000	1,197,400
Total cash and cash equivalents	$1,689,940	$1,801,220
(1)Cash includes amounts due from third-party financial institutions for the settlement of credit card and debit card transactions, which typically process within three business days.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at February 1, 2025 and February 3, 2024 include $79.9 million and $56.8 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
Accounts Receivable
Accounts receivable primarily consist of amounts due from vendors and landlords. The amount of accounts receivable due from landlords as of February 1, 2025 and February 3, 2024 was $160.2 million and $72.7 million, respectively. The Company’s allowance for credit losses totaled $2.4 million and $2.6 million at February 1, 2025 and February 3, 2024, respectively.
Inventories, net
Inventories are stated at the lower of weighted average cost and net realizable value. Inventory costs consist of the direct cost of merchandise including freight. Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances, totaling $180.1 million and $167.7 million at February 1, 2025 and February 3, 2024, respectively.
Property and Equipment
Property and equipment are recorded at cost and include finance leases. Renewals and betterments are capitalized. Repairs and maintenance are expensed as incurred.
Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-7 years
Computer software	3-10 years
For leasehold improvements and property and equipment under finance lease agreements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made after lease commencement are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. The Company recognized depreciation expense of $397.4 million, $353.8 million and $332.3 million in fiscal 2024, 2023 and 2022, respectively.
Capitalized Software Costs
Computer software includes certain costs associated with the acquisition and development of software, which consist of internally developed software and software purchased from third parties for internal use. The Company amortizes these costs using the straight-line method over the estimated useful lives of the software, which is generally three to ten years. Certain upgrades or modifications to the Company’s internally-used software are capitalized if they enhance the software’s functionality or extend its useful life. These costs are included within property and equipment on the Company’s Consolidated Balance Sheets.

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
Intangible Assets
The Company’s intangible assets are indefinite-lived, consisting mostly of trademarks and acquired trade names, which the Company tests annually for impairment, or whenever circumstances indicate that a decline in value may have occurred, using Level 3 inputs. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method and recognizes an impairment charge when the estimated fair value of the intangible asset is less than its carrying value.
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
Pre-opening Expenses
Pre-opening expenses, which consist primarily of rent, marketing, including grand opening advertising costs, payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling.
Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding for a given period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares, which include shares the Company could have been obligated to issue from its convertible senior notes due 2025 (the “Convertible Senior Notes”) and warrants prior to their retirement in the first quarter of fiscal 2023, and stock-based awards, such as stock options and restricted stock. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is anti-dilutive.
For all periods presented, dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. For fiscal years 2023 and 2022, the dilutive effect of the Convertible Senior Notes was calculated using the if-converted method.
Stock-Based Compensation
The Company has the ability to grant teammates a number of different stock-based awards, including restricted shares of common stock, restricted stock units and stock options to purchase common stock, under the DICK’S Sporting Goods, Inc. Amended and Restated 2012 Stock and Incentive Plan (the “2012 Plan”). The Company records stock-based compensation expense based on the fair value of stock awards at the grant date and recognizes the expense over the employees’ service periods. For performance-based awards, recognition of stock-based compensation expense also includes management’s estimate of the probability of performance criteria as of the end of each reporting period. Stock-based compensation expense is recognized net of estimated forfeitures and expense is not recognized for awards that do not vest if service or performance conditions are not satisfied.

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
Revenue from eCommerce sales, including vendor-direct sales arrangements, is recognized upon shipment of merchandise. Shipping and handling activities occurring subsequent to the transfer of control to the customer are accounted for as fulfillment costs rather than as a promised service. Subscription revenue from our GameChanger platform is recognized ratably over the subscription period with our customers. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.
Deferred Revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon their redemption. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. During the fiscal years ended February 1, 2025 and February 3, 2024, the Company recognized $30.6 million and $27.6 million of gift card breakage revenue, respectively, and experienced approximately $115.5 million and $111.3 million of gift card redemptions in fiscal 2024 and fiscal 2023, respectively, that had been included in its gift card liability as of February 3, 2024 and January 28, 2023, respectively. Based on the Company’s historical experience, the majority of gift card revenue is recognized within 12 months of deferral. The cards have no expiration date.
Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. The Company estimates the breakage of loyalty points based on historical redemption rates experienced within the loyalty program. Based on the Company’s customer loyalty program policies, the majority of program points earned are redeemed or expire within 12 months. Refer to Note 6 – Deferred Revenue and Other Liabilities for additional information regarding the amount of these liabilities at February 1, 2025 and February 3, 2024.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Net sales by category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the last three fiscal years (in millions):

	Fiscal Year
	2024	2023	2022
Hardlines (1)	$4,899.3	$4,915.5	$4,952.2
Apparel	4,425.4	4,329.8	4,218.1
Footwear (2)	3,829.0	3,388.7	2,979.1
Other (3)	289.1	350.4	218.8
Total net sales	$13,442.8	$12,984.4	$12,368.2

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
Cost of Goods Sold
Cost of goods sold includes: the cost of merchandise and services (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost or net realizable value and GameChanger costs); freight; distribution; shipping; and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise and services sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and fringe benefits for our stores, field support, administrative and our GameChanger platform, advertising, bank card charges, operating costs associated with the Company’s internal eCommerce platform, technology, marketing, other store expenses and all expenses associated with operating the Company’s Customer Support Center (“CSC”).
Advertising Costs
Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $519.0 million, $478.1 million and $412.2 million for fiscal 2024, 2023 and 2022, respectively.
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
The Company has lease agreements with non-lease components that relate to the lease components and elected the practical expedient to account for non-lease components, and the lease components to which they relate, as a single lease component for all classes of underlying assets. The Company also elected the practical expedient to not recognize short-term leases with an initial term of 12 months or less on the Consolidated Balance Sheets.
Supply Chain Financing
The Company has entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. The Company does not have an economic interest in suppliers’ voluntary participation and the Company does not provide any guarantees or pledge assets under these arrangements. The Company settles invoices with the third-party financial institutions in accordance with the original supplier payment terms. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $49.6 million and $45.9 million as of February 1, 2025 and February 3, 2024, respectively.
The following table illustrates the changes in the outstanding obligations within supply chain financing arrangements as of the fiscal year presented below (in thousands):

2024
Balance at beginning of year	$45,884
Invoices confirmed	229,588
Confirmed invoices paid	(225,917)
Balance at end of year	$49,555

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recently Adopted Accounting Pronouncements
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose the key terms of its program along with information about obligations outstanding, including a roll-forward of those obligations. The Company adopted this ASU during the first quarter of fiscal 2023, with the exception of the roll-forward disclosure requirement, which was adopted in the fourth quarter of fiscal 2024 on a prospective basis. Refer to the “Supply Chain Financing” section above for further information.
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during the fourth quarter of fiscal 2024. Refer to Note 16 – Segment Reporting for further information.
Recently Issued Accounting Pronouncements
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Earnings per Common Share
The computations for basic and diluted earnings per common share were as follows for the fiscal years presented below (in thousands, except per share data):

	2024	2023	2022
Numerator:
Net income for earnings per common share – basic	$1,165,308	$1,046,519	$1,043,138
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	—	337	27,060
Net income for earnings per common share – diluted	$1,165,308	$1,046,856	$1,070,198

Denominator:
Weighted average common shares outstanding – basic	80,468	82,302	77,672
Dilutive effect of stock-based awards	2,461	2,977	5,235
Dilutive effect of warrants	—	254	5,575
Dilutive effect of Convertible Senior Notes	—	392	10,792
Weighted average common shares outstanding – diluted	82,929	85,925	99,274
Earnings per common share:
Basic	$14.48	$12.72	$13.43
Diluted	$14.05	$12.18	$10.78

Stock-based awards excluded from diluted shares	18	186	140
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

3. Property and Equipment
Property and equipment consist of the following as of the end of the fiscal years presented below (in thousands):

	2024	2023
Land, buildings and improvements	$643,526	$405,486
Leasehold improvements	2,583,589	2,276,416
Furniture, fixtures and equipment	1,394,010	1,415,903
Computer software	746,664	639,685
Total property and equipment	5,367,789	4,737,490
Less: accumulated depreciation and amortization	(3,297,875)	(3,099,329)
Net property and equipment	$2,069,914	$1,638,161

The amounts above include construction in progress of $271.6 million and $153.3 million for fiscal 2024 and 2023, respectively, and fiscal 2023 included $69.3 million of property and equipment for which deposits were previously recorded within other assets on the Consolidated Balance Sheets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.  Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $245.9 million, net of accumulated impairments of $115.9 million, for both fiscal 2024 and 2023. In fiscal 2023, the Company recorded $4.6 million of impairment charges in connection with the Business Optimization, refer to Note 11 - Fair Value Measurements for further information. No impairment charges were recorded in fiscal 2024 or 2022.
Intangible Assets
The components of intangible assets were as follows as of the end of the fiscal years presented below (in thousands):

	2024		2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$35,165	$—	$35,165	$—
Trade names (indefinite-lived)	15,660	—	15,660	—
Other indefinite-lived intangible assets	7,773	—	5,648	—
Total indefinite-lived intangible assets	58,598	—	56,473	—
Customer lists	18,195	(18,195)	18,195	(18,005)
Total intangible assets	$76,793	$(18,195)	$74,668	$(18,005)

In fiscal 2023, the Company recorded a $2.2 million impairment of an indefinite-lived trademark that was no longer in use within selling, general and administrative expenses on the Consolidated Statement of Income. In addition, the Company recorded amortization on its finite-lived intangible assets of $0.2 million, $1.5 million and $2.4 million in fiscal 2024, 2023 and 2022, respectively.

5. Accrued Expenses
Accrued expenses consist of the following as of the end of the fiscal years presented below (in thousands):

	2024	2023
Payroll, withholdings and benefits	$256,881	$212,950
Real estate taxes, utilities and other occupancy costs	93,208	88,279
Property and equipment	111,552	73,530
Sales tax	38,278	45,913
Other	153,405	130,697
Total accrued expenses	$653,324	$551,369

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Deferred Revenue and Other Liabilities
Deferred revenue and other liabilities consist of the following as of the end of the fiscal years presented below (in thousands):

	2024	2023
Current:
Deferred gift card revenue	$260,248	$248,203
Customer loyalty program	52,097	47,153
Other	82,696	69,577
Total current deferred revenue and other liabilities	$395,041	$364,933
Long-term:
Deferred compensation	$153,707	$137,908
Other	42,137	33,195
Total other long-term liabilities	$195,844	$171,103

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
The components of lease cost for the following fiscal years presented below were as follows (in thousands):

	2024	2023	2022
Operating lease cost	$636,744	$612,595	$581,459
Short-term lease cost	26,186	31,234	27,827
Variable lease cost	131,832	125,043	116,516
Sublease income	(11,842)	(11,730)	(11,787)
Total lease cost	$782,920	$757,142	$714,015

Supplemental cash flow information related to operating leases for the following fiscal years are presented below (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$708,988	$733,455	$615,772
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$767,645	$697,499	$558,779

Supplemental balance sheet information related to operating leases were as follows:

	February 1, 2025	February 3, 2024
Weighted average remaining lease term for operating leases	7.37 years	6.78 years
Weighted average discount rate for operating leases	5.51%	5.68%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future maturities of operating lease liabilities were as follows as of February 1, 2025 (in thousands):

Fiscal Year
2025	$654,601
2026	652,882
2027	553,760
2028	423,857
2029	313,729
Thereafter	1,081,974
Total future undiscounted lease payments	3,680,803
Less: imputed interest	(677,260)
Total reported lease liability	$3,003,543

The Company has entered into operating leases related to future store locations that have not yet commenced. As of February 1, 2025, the future minimum payments on these leases approximated $352.1 million.
The Company acts as sublessor on several operating leases. As of February 1, 2025, total future undiscounted minimum rentals under non-cancellable subleases approximated $44.2 million.

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
The loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin of 0.125% with respect to the alternate base rate and 1.125% with respect to the adjusted SOFR as of February 1, 2025, which is subject to adjustment based on the Company’s public debt rating. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The unused portion of the Credit Facility is subject to a commitment fee of 0.11% per year as of February 1, 2025, which is adjusted based on the Company’s public debt rating. There were no borrowings outstanding under the Company’s revolving line of credit agreements at February 1, 2025 or February 3, 2024. After adjusting for outstanding letters of credit of $19.9 million, the Company’s total remaining borrowing capacity under the Credit Facility was $1.58 billion at February 1, 2025.
The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of the Company’s non-guarantor subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. The Credit Agreement also contains a maximum lease-adjusted leverage ratio covenant. The Company was in compliance with all covenants of the Credit Agreement at February 1, 2025.

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
Net Proceeds and Carrying Values
Net proceeds from the issuance of the Senior Notes totaled approximately $1.5 billion, after deducting the applicable discount. The Company also incurred approximately $15.3 million in offering expenses, including underwriting fees, related to the issuance of the Senior Notes. Together, the discount, underwriting fees and offering expenses will be amortized over the respective terms of the Senior Notes using the effective interest method. The Company recognized interest expense related to the Senior Notes of $55.3 million in each of fiscal 2024, 2023 and 2022, using an effective interest rate of 3.28% on the 2032 Notes and 4.18% on the 2052 Notes.
The carrying values of the Senior Notes were as follows for the fiscal years presented (in thousands):

	Fiscal 2024			Fiscal 2023
	2032 Notes	2052 Notes	Total	2032 Notes	2052 Notes	Total
Principal	$750,000	$750,000	$1,500,000	$750,000	$750,000	$1,500,000
Discounts and issuance costs	(6,067)	(9,716)	(15,783)	(6,832)	(9,908)	(16,740)
Carrying amount	$743,933	$740,284	$1,484,217	$743,168	$740,092	$1,483,260
Redemption
The Company may redeem the Senior Notes in whole or in part, at its option, at any time and from time-to-time prior to (i) in the case of the 2032 Notes, October 15, 2031 (the date that is three months before the maturity date of the 2032 Notes), and (ii) in the case of the 2052 Notes, July 15, 2051 (the date that is six months before the maturity date of the 2052 Notes) (the applicable date with respect to each such series of Senior Notes, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the Supplemental Indenture plus accrued and unpaid interest to, but excluding, the redemption date. In addition, on or after the Applicable Par Call Date, the Company may redeem either series of the Senior Notes, in whole or in part, at its option, at any time and from time-to-time, at a redemption price equal to 100% of the principal amount of the Senior Notes of such series to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
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
Covenants
The Indenture contains certain covenants that, among other things, restrict the Company’s and certain of its subsidiaries’ ability to incur certain indebtedness secured by liens on certain assets and limit the ability of the Company to make certain fundamental changes, in each case subject to a number of exceptions and qualifications described in the Indenture. The Indenture also provides for customary events of default which, if any of them occur, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable, as applicable. The Company was in compliance with its covenants at February 1, 2025.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Convertible Senior Notes
In April 2020, the Company closed on an aggregate $575.0 million of 3.25% Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, the Company purchased a bond hedge to offset the potential dilution to stockholders from the conversion of the Convertible Senior Notes, partially offsetting its cost by selling warrants to acquire shares of the Company’s common stock.
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
During fiscal 2023 and 2022, the Company recognized interest expense related to the Convertible Senior Notes of $0.5 million and $36.6 million, respectively, or $0.3 million and $27.1 million, net of tax, which included the aforementioned inducement charges. As of the end of fiscal 2023, the Company no longer had outstanding Convertible Senior Notes, bond hedges or warrants.

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
Recurring
The Company records deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans, as discussed in Note 15 – Retirement Savings Plans. As of February 1, 2025 and February 3, 2024, the fair value of the Company’s deferred compensation plans was $153.7 million and $137.9 million, respectively. The liability for compensation deferred under the Company’s plans is included within other long-term liabilities on the Consolidated Balance Sheets.
The Company discloses the fair value of its Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	February 1, 2025		February 3, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2032 Notes	$743,933	$657,608	$743,168	$633,915
2052 Notes	$740,284	$546,165	$740,092	$535,470
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at both February 1, 2025 and February 3, 2024.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include property and equipment, operating lease assets, goodwill and other intangible assets, equity and other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. If an impairment is required, the asset is adjusted to fair value using Level 3 inputs.
During fiscal 2023, the Company completed a business optimization to better align its talent, organizational design and spending in support of its most critical strategies while also streamlining its overall cost structure (the “Business Optimization”). As part of the Business Optimization, the Company eliminated certain positions primarily at its CSC and optimized its outdoor business, which included the integration of its Moosejaw and Public Lands operations, decisions about their go-forward inventory assortment and a comprehensive review of their store portfolios and closure of ten Moosejaw stores. The Company incurred pre-tax charges of $84.8 million from its Business Optimization, including $46.1 million of non-cash impairments of store and intangible assets, $26.7 million of severance-related costs and a $12.0 million write-down of inventory. The $12.0 million write-down of inventory is reflected within cost of goods sold, while the remaining $72.8 million of severance-related costs and non-cash impairments are reflected within selling, general and administrative expenses on the Consolidated Statement of Income. Depreciation and amortization on the Consolidated Statement of Cash Flows included $35.5 million of non-cash impairment of store assets from these actions in fiscal 2023.
During fiscal 2022, the Company decided to exit the Field & Stream brand and converted the then existing 17 Field & Stream stores to DICK’S House of Sport stores, expanded DICK’S Sporting Goods stores, or other specialty concept stores. The Company closed twelve of these stores for conversion during the fourth quarter of 2022 and incurred pre-tax charges totaling $30.1 million, which included $28.5 million of non-cash impairment of store assets, $0.8 million of severance and a $0.7 million write-down of inventory. The $28.5 million non-cash impairment of store assets was reflected within selling, general and administrative expenses on the Consolidated Statement of Net Income and within depreciation and amortization on the Consolidated Statement of Cash Flows.

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
Dividends per Common Share
The Company declared aggregate cash dividends of $4.40, $4.00 and $1.95 per share of common stock and Class B common stock during fiscal 2024, 2023 and 2022, respectively, which resulted in cash payments for dividends of $361.7 million, $351.2 million and $163.1 million, respectively.
Treasury Stock
On December 16, 2021, the Company’s Board of Directors authorized a five-year share repurchase program of up to $2.0 billion of its common stock, which the Company may suspend or discontinue at any time.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total shares repurchased and amounts paid under the Company’s current authorization during the last three fiscal years are presented below (in thousands):

	Fiscal Year
	2024 (1)	2023	2022
Shares of common stock repurchased	1,263	5,439	4,971
Treasury stock acquired during the fiscal year, including excise tax	$268,676	$649,820	$426,723

(1) Fiscal 2024 includes $5.0 million of cash settlements for shares of treasury stock that was paid in the first week of fiscal 2025.

As of February 1, 2025, the Company had $511.5 million remaining under the authorization.

13. Income Taxes
Provision for Income Taxes
The components of the provision for income taxes are as follows for the fiscal years presented (in thousands):

	2024	2023	2022
Current:
Federal	$292,197	$212,369	$253,776
State	76,366	55,920	63,734
Total current provision	368,563	268,289	317,510
Deferred:
Federal	(13,255)	4,301	15,074
State	(1,583)	(958)	8,026
Total deferred provision	(14,838)	3,343	23,100
Total provision	$353,725	$271,632	$340,610

The Company’s effective income tax rate differs from the federal statutory rate as follows for the fiscal years presented:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.2%	4.2%	4.1%
Excess tax benefit related to stock-based compensation	(1.8)%	(4.9)%	(1.9)%
Eliminated bond hedge deduction following Convertible Senior Notes exchanges	—%	0.2%	1.6%
Other permanent items	(0.1)%	0.1%	(0.2)%
Effective income tax rate	23.3%	20.6%	24.6%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of deferred tax assets (liabilities) consist of the following as of the end of the fiscal years presented (in thousands):

	2024	2023
Operating lease liabilities	$782,953	$725,656
Inventory	57,793	50,840
Employee benefits and withholdings	49,653	47,780
Stock-based compensation	18,395	16,440
Gift cards	24,946	22,364
Deferred revenue currently taxable	1,295	864
Other accrued expenses not currently deductible for tax purposes	16,338	15,896
Net operating loss carryforward	—	55
Non income-based tax reserves	4,317	4,984
Uncertain income tax positions	1,397	965
Insurance	3,589	3,438
Intangibles	1,443	—
Other	1,932	1,596
Total deferred tax assets	964,051	890,878
Operating lease assets	(605,401)	(577,599)
Property and equipment	(274,823)	(243,150)
Inventory valuation	(27,849)	(26,676)
Intangibles	—	(2,087)
Prepaid expenses	(3,294)	(3,520)
Total deferred tax liabilities	(911,367)	(853,032)
Net deferred tax asset	$52,684	$37,846

The net deferred tax asset balances at February 1, 2025 and February 3, 2024 were included within long-term assets on the Consolidated Balance Sheets.
No additional income taxes have been provided for any remaining undistributed foreign earnings or foreign withholdings and U.S. state taxes not subject to the one-time transition tax under the 2017 Tax Cuts and Jobs Act, as the Company intends to permanently reinvest the earnings from foreign subsidiaries outside of the United States. The amount of any unrecorded deferred tax liability is expected to be minimal due to the availability of the 100% dividends received deduction, along with insignificant state and withholding tax impacts.
Unrecognized Tax Benefits
The following table provides a reconciliation of the Company’s total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2024	2023	2022
Beginning of fiscal year	$2,851	$1,058	$1,058
Increases as a result of tax positions taken in a prior period	3,201	1,463	6
Decreases as a result of tax positions taken in a prior period	(1,058)	—	—
Increases as a result of tax positions taken in the current period	1,364	—	—
Increases as a result of settlements during the current period	—	364	—
Decreases as a result of settlements during the current period	(108)	(34)	(6)
Reductions as a result of a lapse of statute of limitations during the current period	—	—	—
End of fiscal year	$6,250	$2,851	$1,058

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance at February 1, 2025 includes $5.0 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.
As of February 1, 2025 the Company’s total liability for uncertain tax positions, including $1.8 million for interest and penalties, was approximately $8.1 million. The Company recorded a benefit of $0.4 million during fiscal 2024, and $0.7 million and $0.1 million of expense during fiscal 2023 and 2022, respectively, related to the accrual of interest and penalties in the Consolidated Statements of Income. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2025.
Audits
The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed its examination for tax year 2022. For tax year 2021, the Company was accepted into the CAP Bridge phase during which it is not the intent of the IRS to examine the tax return. Acceptance into the Bridge phase is based on a taxpayer’s low risk of noncompliance and having few, if any, material issues. Tax years prior to 2021 are no longer subject to examination by the IRS. The Company is no longer subject to examination in any of its major state jurisdictions for years prior to 2019.
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

14. Stock-Based Compensation
The Company has the ability to grant restricted and performance-based restricted stock, including shares and units, and options to purchase common stock under the 2012 Plan, under which 6,928,238 shares of common stock were available for future issuance at the end of fiscal 2024. The following table provides total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2024	2023	2022
Restricted stock expense	$43,130	$36,196	$36,261
Performance-based restricted stock expense	27,557	19,053	10,585
Stock option expense	314	2,036	3,757
Total stock-based compensation expense	$71,001	$57,285	$50,603
Total related tax benefit	$12,768	$10,616	$9,730
Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of the applicable vesting period. Restricted stock awards generally vest on the third anniversary of the date of grant, subject to the employee’s continued employment as of that date. The fair value of restricted stock is determined on the date of grant using the Company’s stock price.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock activity for fiscal 2024 is presented in the following table:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, February 3, 2024	1,156,146	$110.17	$180.3
Granted	265,969	209.61
Vested	(364,991)	101.59
Forfeited	(58,768)	122.92
Nonvested, February 1, 2025	998,356	$139.05	$239.7

As of February 1, 2025, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of restricted stock was approximately $57.0 million, which the Company expects to recognize over a weighted average period of approximately 1.29 years. The total grant date fair value of restricted stock that vested during 2024, 2023 and 2022 was $37.1 million, $39.7 million and $24.3 million, respectively. The weighted average grant date fair value for restricted stock granted in 2024, 2023 and 2022, was $209.61, $126.11 and $104.07, respectively.
Performance-based Restricted Stock
The Company issues performance-based restricted stock to eligible employees in support of the Company’s strategic initiatives. Performance-based restricted stock, including shares and units, generally vest on the third anniversary of the date of grant and are subject to the employees’ continued employment as of that date. Additionally, the number of awards vesting depend upon the achievement of certain performance criteria established for the fiscal year in which they are granted, which can result in a payout range of 0% to 200% of the original award amount. The fair value of performance-based restricted stock is based on the Company’s stock price on the date of grant. Awards granted during fiscal 2024 currently assume target, or 100%, attainment of certain performance-based criteria. Upon determination of actual performance criteria attainment, the actual number of shares issued will be adjusted, which may be above or below target.
Performance-based restricted stock activity for fiscal 2024 is presented in the following table:

	Performance-based Restricted Stock
	Shares/Units	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, February 3, 2024	543,717	$112.12	$84.8
Granted (1)	88,417	203.88
Vested	(208,310)	79.27
Forfeited	(18,069)	138.18
Nonvested, February 1, 2025	405,755	$147.82	$97.4
(1)Includes 10,004 awards with a weighted-average grant date fair value of $147.17 that were issued during fiscal 2024 based on the determination of actual performance criteria attainment of 110% for awards granted in fiscal 2023. These awards are expected to vest in fiscal 2026.
As of February 1, 2025, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of performance-based restricted stock was approximately $23.4 million, which the Company expects to recognize over a weighted average period of approximately 0.80 years. The total grant date fair value of performance-based restricted stock that vested during 2024, 2023 and 2022 was $16.5 million, $0.1 million and $22.9 million, respectively. The weighted average grant date fair value for performance-based restricted stock granted in 2024, 2023 and 2022, was $203.88, $146.90 and $101.32, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options
Historically, the Company has granted stock options to certain teammates, which vested 25% per year over four years and had a seven-year contractual life. When options are exercised, the Company issues new shares of common stock.
The fair value of stock options is measured on their grant date using the Black-Scholes option valuation model. The Company did not grant any stock options during fiscal 2024, 2023 and 2022.
Fiscal 2024 stock option activity is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, February 3, 2024	2,060,026	$18.72	2.61	$282.7
Exercised	(714,542)	25.18
Forfeited / Expired	(2,271)	39.18
Outstanding, February 1, 2025	1,343,213	$15.25	1.98	$302.0
Exercisable, February 1, 2025	1,342,841	$15.23	1.98	$301.9
Vested or expected to vest, February 1, 2025	1,343,209	$15.25	1.98	$302.0
The following table presents stock option information for the last three fiscal years (in millions):

	2024	2023	2022
Total intrinsic value of stock options exercised	$140.7	$69.2	$71.4
Income tax benefit from the exercise of stock options	$16.7	$13.7	$11.6
Total fair value of stock options vested	$1.8	$3.3	$4.9

15. Retirement Savings Plans
The Company’s retirement plan, established pursuant to Section 401(k) of the Internal Revenue Code, covers all active employees over the age of 18 following 30 consecutive days of service with the Company. Effective May 3, 2024, the Company amended its retirement savings plan to include a Roth feature that enables participants to contribute on an after-tax basis. The Company’s matching contributions under its plan are made bi-weekly, vest immediately and are equal to 100% of each eligible participant’s contributions up to 4% of the participant’s compensation plus 50% of the eligible participant’s contributions up to the next 2% of compensation. Total employer contributions recorded under the plan, net of forfeitures, were $36.7 million, $34.8 million and $31.6 million in fiscal 2024, 2023 and 2022, respectively.
The Company also has non-qualified deferred compensation plans for certain qualifying employees whose contributions are limited under the qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $153.7 million and $137.9 million as of February 1, 2025 and February 3, 2024, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $1.7 million, $1.4 million and $1.8 million in fiscal 2024, 2023 and 2022, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Segment Reporting
The Company is an omni-channel sporting goods retailer that offers an extensive assortment of authentic, high-quality, sports equipment, apparel, footwear and accessories across the United States through its retail stores and online, and has a single reportable segment. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for additional details related to the Company’s net sales by merchandise category.
Together, the Company’s President and Chief Executive Officer and its Executive Chairman and Chief Merchant serve as its Chief Operating Decision Maker (“CODM”), who regularly evaluate the performance of its segment based on “segment profit or loss,” which it defines as consolidated net income. Specifically, the CODM considers its consolidated net income to assess financial performance and when deciding to reinvest profits across the enterprise, as key operating decisions are made at the Company level in order to grow its net income through our strategic pillars of differentiated product, athlete experience, brand engagement and teammate experience
The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. Within the reportable segment, there are significant expense categories regularly provided to the CODM and included in the measure of the segment’s net income as shown below:

	2024	2023	2022
Net sales	$13,442,849	$12,984,399	$12,368,198
Less:
Cost of merchandise and services sold	6,813,682	6,664,212	6,267,266
Occupancy costs (1)	1,139,387	1,100,720	1,059,951
Personnel expense (2)	1,869,257	1,838,554	1,634,510
Other segment expenses (3)	2,146,591	2,098,548	1,943,452
Interest expense	52,987	58,023	95,220
Other income	(98,088)	(93,809)	(15,949)
Provision for income taxes	353,725	271,632	340,610
Segment net income	$1,165,308	$1,046,519	$1,043,138

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—
Consolidated net income	$1,165,308	$1,046,519	$1,043,138
(1)Occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
(2)Personnel expenses include wages, salaries, and other forms of compensation related to store and administrative employees within selling, general and administrative expenses.
(3)Includes expenses associated with supply chain, advertising, bank card charges, costs to operate the Company’s internal eCommerce platform, technology, other store expenses and expenses associated with operating the Company’s CSC.

17. Subsequent Events
On March 10, 2025, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $1.2125 per share on the Company’s common stock and Class B common stock payable on April 11, 2025 to stockholders of record as of the close of business on March 28, 2025.
On March 10, 2025, the Company’s Board of Directors authorized a new five-year share repurchase program of up to $3 billion of the Company's common stock. The Company currently expects to finance the repurchases from cash on hand and if necessary, availability under its Credit Agreement.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, effective as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 14, 2021
3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 14, 2023	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 16, 2023
3.5	Second Amended and Restated Bylaws (adopted March 27, 2024)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-K, File No.001-31463, filed on March 28, 2024
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K, File No. 001-31463, filed on March 24, 2021
4.3	Indenture, dated as of April 17, 2020, between DICK'S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.4	Form of Certificate representing the 3.25% Convertible Senior Notes due 2025 (included as Exhibit A to Indenture in Exhibit 4.3)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
4.5	Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.6	First Supplemental Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.7	Form of 3.150% Senior Notes due 2032 (included as Exhibit A to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.8	Form of 4.100% Senior Notes due 2052 (included as Exhibit B to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
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
Incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 16, 2012
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.4*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.5*	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5a*	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.5b*	Second Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009
10.5c*	Third Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.6*	Registrant’s Amended and Restated 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 14, 2021
10.6a*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017, but prior to March 25, 2025	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6b*	Amended and Restated Form of Restricted Stock Award Agreement, as amended, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 25, 2025	Filed herewith
10.6c*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.6d*	Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted before March 21, 2023	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 25, 2022
10.6e*	Amended and Restated Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 21, 2023, but prior to March 25, 2025	Incorporated by reference to Exhibit 10.6h to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6f*	Amended and Restated Form of Performance Unit Award Agreement, as amended, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 25, 2025	Filed herewith
10.6g*	Form of 2023 Long-Term Incentive Program Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.6i to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6h*	Form of 2025 Long-Term Incentive Program Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Filed herewith
10.6i*	Non-Employee Director Form of Restricted Stock Award Agreement, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or before March 25, 2025	Filed herewith
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.6j*	Non-Employee Director Form of Restricted Stock Unit Award Agreement, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted before March 25, 2025	Incorporated by reference to Exhibit 10.6j to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6k*	Registrant’s Non-Employee Director Compensation Deferral Plan	Incorporated by reference to Exhibit 10.6k to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6l*	Registrant’s Non-Employee Director Compensation Deferral Plan - Deferral Election Form	Incorporated by reference to Exhibit 10.6l to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.6m*	Amended and Restated Non-Employee Director Form of Restricted Stock Award Agreement, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted after March 25, 2025	Filed herewith
10.6n*
Amended and Restated Non-Employee Director Form of Restricted Unit Award Agreement - Director Deferrals granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted after March 25, 2025
Filed herewith
10.10	Credit Agreement, dated as of January 14, 2022, among DICK’S Sporting Goods, Inc., Wells Fargo Bank, National Association, as administrative agent and the lenders and other parties thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31643, filed on January 14, 2022
10.11	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
10.12	Form of Convertible Note Hedge Transactions Confirmation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
10.13	Form of Warrant Transactions Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 23, 2020
10.14	Form of Note Hedge Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.15	Form of Warrant Early Termination Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.16	Form of Exchange Agreement, dated as of April 5, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on April 6, 2022
10.17	Form of Note Hedge Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
10.18	Form of Warrant Early Termination Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
10.19	Form of Exchange Agreement, dated as of June 23, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 24, 2022
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.20	Form of Note Hedge Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.21	Form of Warrant Partial Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.22	Form of Note Hedge Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.23	Form of Warrant Early Termination Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.24	Form of Exchange Agreement, dated as of July 8, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on July 11, 2022
10.25	Form of Note Hedge Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.26	Form of Warrant Partial Early Termination Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.27	Form of Exchange Agreement, dated as of August 29, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on August 30, 2022
10.28	Form of Note Hedge Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.29	Form of Warrant Partial Early Termination Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.30	Form of Exchange Agreement, dated as of September 26, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 27, 2022
10.31	Form of Note Hedge Partial Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.32	Form of Warrant Partial Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant counterparty	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.33	Form of Note Hedge Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable call option counterparty	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.34	Form of Warrant Early Termination Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.35	Form of Exchange Agreement, dated as of December 7, 2022, by and between DICK’S Sporting Goods, Inc. and the applicable Noteholder	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on December 8, 2022
10.36	Form of Warrant Early Termination Agreement dated as of March 2, 2023, by and between DICK’S Sporting Goods, Inc. and the applicable warrant option counterparty	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 8, 2023
19.1	Registrant’s Insider Trading Policy	Filed herewith
19.2	Registrant’s Pre-Clearance Guidelines	Filed herewith
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 27, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
31.2
Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 27, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 27, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 27, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 28, 2024
101
The following financial information from DICK’S Sporting Goods, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2025 formatted in Inline XBRL: (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.
Filed herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	Filed herewith
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
Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ LAUREN R. HOBART Lauren R. Hobart	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2025

/s/ NAVDEEP GUPTA Navdeep Gupta	Executive Vice President – Chief Financial Officer (principal financial and principal accounting officer)	March 27, 2025

/s/ EDWARD W. STACK Edward W. Stack	Executive Chairman and Director	March 27, 2025

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 27, 2025

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 27, 2025

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 27, 2025

/s/ ROBERT EDDY Robert Eddy	Director	March 27, 2025

/s/ ANNE FINK Anne Fink	Director	March 27, 2025

/s/ LARRY FITZGERALD, JR. Larry Fitzgerald, Jr.	Director	March 27, 2025
/s/ SANDEEP MATHRANI Sandeep Mathrani	Director	March 27, 2025
/s/ DESIREE RALLS-MORRISON Desiree Ralls-Morrison	Director	March 27, 2025

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 27, 2025

/s/ LARRY D. STONE Larry D. Stone	Director	March 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the Consolidated Financial Statements of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, and for each of the three years in the period ended February 1, 2025, and the Company’s internal control over financial reporting as of February 1, 2025, and have issued our reports thereon dated March 27, 2025; such Consolidated Financial Statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 27, 2025

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2022
Inventory reserve	$25,566	$52,933	$(26,323)	$52,176
Allowance for credit losses	3,207	3,305	(3,649)	2,863
Reserve for sales returns	16,407	652,863	(650,249)	19,021
Fiscal 2023
Inventory reserve	$52,176	$68,202	$(46,582)	$73,796
Allowance for credit losses	2,863	1,770	(2,078)	2,555
Reserve for sales returns	19,021	706,359	(702,951)	22,429
Fiscal 2024
Inventory reserve	$73,796	$77,779	$(70,132)	$81,443
Allowance for credit losses	2,555	2,045	(2,217)	2,383
Reserve for sales returns	22,429	699,457	(698,734)	23,152