Form 10-Q
period 2025-05-03
DICK'S SPORTING GOODS, INC.
filed 2025-06-09
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2025
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
Yes ☐ No ☑

As of June 5, 2025, DICK’S Sporting Goods, Inc. had 56,476,478 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$3,174,677	$3,018,383
Cost of goods sold, including occupancy and distribution costs	2,009,591	1,923,090
GROSS PROFIT	1,165,086	1,095,293
Selling, general and administrative expenses	785,528	743,399
Pre-opening expenses	13,442	21,095
INCOME FROM OPERATIONS	366,116	330,799
Interest expense	12,138	13,835
Other expense (income)	6,256	(25,392)
INCOME BEFORE INCOME TAXES	347,722	342,356
Provision for income taxes	83,434	67,061
NET INCOME	$264,288	$275,295
EARNINGS PER COMMON SHARE:
Basic	$3.33	$3.42
Diluted	$3.24	$3.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	79,341	80,582
Diluted	81,478	83,346

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 3, 2025	May 4, 2024
NET INCOME	$264,288	$275,295
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	325	(60)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	325	(60)
COMPREHENSIVE INCOME	$264,613	$275,235

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,035,889	$1,689,940	$1,649,077
Accounts receivable, net	256,554	214,250	157,855
Income taxes receivable	4,138	4,920	3,738
Inventories, net	3,569,353	3,349,830	3,201,148
Prepaid expenses and other current assets	164,892	158,767	149,948
Total current assets	5,030,826	5,417,707	5,161,766
Property and equipment, net	2,268,866	2,069,914	1,750,634
Operating lease assets	2,396,687	2,367,317	2,262,793
Intangible assets, net	58,598	58,598	56,591
Goodwill	245,857	245,857	245,857
Deferred income taxes	29,510	52,684	25,746
Other assets	404,238	246,617	201,608
TOTAL ASSETS	$10,434,582	$10,458,694	$9,704,995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,542,749	$1,497,743	$1,476,444
Accrued expenses	629,484	653,324	616,947
Operating lease liabilities	496,129	503,236	485,854
Income taxes payable	83,489	30,718	102,356
Deferred revenue and other liabilities	360,568	395,041	340,572
Total current liabilities	3,112,419	3,080,062	3,022,173
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,484,462	1,484,217	1,483,496
Long-term operating lease liabilities	2,587,597	2,500,307	2,336,845
Other long-term liabilities	197,710	195,844	175,215
Total long-term liabilities	4,269,769	4,180,368	3,995,556
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	556	567	570
Class B common stock	236	236	236
Additional paid-in capital	1,483,461	1,495,329	1,448,098
Retained earnings	6,559,483	6,392,513	5,773,338
Accumulated other comprehensive loss	(430)	(755)	(389)
Treasury stock, at cost	(4,990,912)	(4,689,626)	(4,534,587)
Total stockholders' equity	3,052,394	3,198,264	2,687,266
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,434,582	$10,458,694	$9,704,995

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2025	56,659	$567	23,571	$236	$1,495,329	$6,392,513	$(755)	$(4,689,626)	$3,198,264
Exercise of stock options	2	—	—	—	61	—	—	—	61
Restricted stock vested	423	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(167)	(1)	—	—	(31,105)	—	—	—	(31,106)
Net income	—	—	—	—	—	264,288	—	—	264,288
Stock-based compensation	—	—	—	—	19,180	—	—	—	19,180
Foreign currency translation adjustment, net of taxes of $(103)	—	—	—	—	—	—	325	—	325
Purchase of shares for treasury, including excise tax	(1,366)	(14)	—	—	—	—	—	(301,286)	(301,300)
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,318)	—	—	(97,318)
BALANCE, May 3, 2025	55,551	$556	23,571	$236	$1,483,461	$6,559,483	$(430)	$(4,990,912)	$3,052,394

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281
Exercise of stock options	492	5	—	—	12,288	—	—	—	12,293
Restricted stock vested	384	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(144)	(2)	—	—	(30,298)	—	—	—	(30,300)
Net income	—	—	—	—	—	275,295	—	—	275,295
Stock-based compensation	—	—	—	—	17,257	—	—	—	17,257
Foreign currency translation adjustment, net of taxes of $19	—	—	—	—	—	—	(60)	—	(60)
Purchase of shares for treasury	(548)	(5)	—	—	—	—	—	(113,624)	(113,629)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(90,871)	—	—	(90,871)
BALANCE, May 4, 2024	57,021	$570	23,571	$236	$1,448,098	$5,773,338	$(389)	$(4,534,587)	$2,687,266

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 3, 2025	May 4, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$264,288	$275,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,860	91,477
Amortization of deferred financing fees and debt discount	589	580
Deferred income taxes	23,174	12,100
Stock-based compensation	19,180	17,257
Other, net	17,730	100
Changes in assets and liabilities:
Accounts receivable	(22,061)	(29,146)
Inventories	(219,523)	(352,351)
Prepaid expenses and other assets	(19,682)	(22,918)
Accounts payable	57,098	192,488
Accrued expenses	(53,348)	7,563
Income taxes payable / receivable	53,553	48,218
Construction allowances provided by landlords	22,776	31,369
Deferred revenue and other liabilities	(30,516)	(21,798)
Operating lease assets and liabilities	(33,072)	(18,515)
Net cash provided by operating activities	178,046	231,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(264,725)	(157,525)
Other investing activities	(120,968)	(474)
Net cash used in investing activities	(385,693)	(157,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	61	12,293
Minimum tax withholding requirements	(31,106)	(30,300)
Cash paid for treasury stock	(303,671)	(108,629)
Cash dividends paid to stockholders	(99,921)	(94,395)
Decrease in bank overdraft	(12,092)	(4,772)
Net cash used in financing activities	(446,729)	(225,803)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	325	(60)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(654,051)	(152,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689,940	1,801,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,035,889	$1,649,077
Supplemental disclosure of cash flow information:
Accrued property and equipment	$132,117	$104,334
Cash paid for interest, net of capitalized amounts	$506	$504
Cash paid for income taxes	$7,069	$6,632
Accrued treasury stock	$—	$5,000

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores and also offers its products online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to the Company’s fiscal year.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025 as filed with the Securities and Exchange Commission on March 27, 2025. Operating results for the 13 weeks ended May 3, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026 or any other period.
Recently Issued Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures and are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares outstanding, which include stock-based awards, such as restricted stock and stock options.
Dilutive potential common shares for the Company’s stock-based awards are determined using the treasury stock method and are excluded from the computation of earnings per share if their effect is anti-dilutive.
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Net income for earnings per common share	$264,288	$275,295

Weighted average common shares outstanding - basic	79,341	80,582
Dilutive effect of stock-based awards	2,137	2,764
Weighted average common shares outstanding - diluted	81,478	83,346

Earnings per common share:
Basic	$3.33	$3.42
Diluted	$3.24	$3.30

Stock-based awards excluded from diluted shares	7	69
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
Recurring
The Company records deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs within other long-term assets on the Consolidated Balance Sheets. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans. As of May 3, 2025, February 1, 2025 and May 4, 2024, the fair value of the Company’s deferred compensation plans was $154.4 million, $153.7 million and $143.2 million, respectively. The liability for compensation deferred under the Company’s plans is included within other long-term liabilities on the Consolidated Balance Sheets.
The Company discloses the fair value of its senior notes due 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	May 3, 2025		February 1, 2025		May 4, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$744,128	$653,910	$743,933	$657,608	$743,357	$627,398
Senior notes due 2052	$740,334	$509,910	$740,284	$546,165	$740,139	$521,483

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at May 3, 2025, February 1, 2025 and May 4, 2024.
Nonrecurring
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include property and equipment, operating lease assets, goodwill and other intangible assets, equity and certain other assets. These assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. If an impairment is required, the asset is adjusted to fair value using Level 3 inputs.
Investments Acquired
During the 13 weeks ended May 3, 2025, the Company purchased $119.5 million of investments, which included $69.5 million of Foot Locker, Inc. (“Foot Locker”) equity securities. The Foot Locker equity securities are measured at fair value on a recurring basis using Level 1 inputs, which were $55.6 million as of May 3, 2025. The Company recorded an unrealized loss of $13.9 million related to these equity securities within other expense (income) on the Consolidated Statements of Income during the current quarter, resulting from net changes in Foot Locker’s underlying stock price during the quarter. The remaining cash outlay of $50.0 million during the current quarter relates to the Company’s purchase of an equity method investment. The purchased investments are included within other long-term assets on the Consolidated Balance Sheets.

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
Supplemental cash flow information related to operating leases for the 13 weeks ended May 3, 2025 and May 4, 2024 were as follows (in thousands):

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$194,315	$175,613
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$233,192	$177,555

5. Segment Reporting
The Company is an omni-channel sporting goods retailer that offers an extensive assortment of authentic, high-quality, sports equipment, apparel, footwear and accessories across the United States through its retail stores and online, and has a single reportable segment.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below:

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$3,174,677	$3,018,383
Less:
Cost of merchandise and services sold	1,567,248	1,501,409
Occupancy costs (1)	289,836	273,739
Personnel expense (2)	455,238	442,257
Other segment expenses (3)	496,239	470,179
Interest expense	12,138	13,835
Other expense (income) (4)	6,256	(25,392)
Provision for income taxes	83,434	67,061
Segment net income	$264,288	$275,295

Reconciliation of segment profit:
Adjustments and reconciling items	—	—
Consolidated net income	$264,288	$275,295
(1)Occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
(2)Personnel expenses include wages, salaries, and other forms of compensation related to store and administrative employees within selling, general and administrative expenses.
(3)Includes expenses associated with supply chain, advertising, bank card charges, costs to operate the Company’s internal eCommerce platform, technology, other store expenses and expenses associated with operating the Company’s Customer Support Center.
(4)Includes interest income of $12.5 million and $21.7 million for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively.

6. Subsequent Events
Agreement to Acquire Foot Locker
On May 15, 2025, the Company announced it entered into a definitive merger agreement (the “Merger Agreement”) to acquire Foot Locker, a leading footwear and apparel retailer (the “Transaction”). Under the terms of the Merger Agreement, Foot Locker shareholders will elect to receive either (i) $24.00 in cash or (ii) 0.1168 shares of DICK’S Sporting Goods common stock for each share of Foot Locker common stock, for a total equity value of approximately $2.4 billion and an enterprise value of approximately $2.5 billion. The completion of the Transaction is subject to Foot Locker shareholder approval and other customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2025.
The Company intends to finance the Transaction through a combination of cash-on-hand, revolving borrowings and other new debt, to the degree Foot Locker shareholders do not elect to receive their consideration entirely in shares of the Company’s common stock. In connection with the Merger Agreement, the Company also entered into a commitment letter, dated as of May 15, 2025, with Goldman Sachs Bank USA (“GS Bank”), where GS Bank has agreed to provide, subject to the satisfaction of customary closing conditions, up to $2.4 billion of senior bridge term loans for the purpose of financing all or a portion of the Transaction.
Additionally, following the Company’s announcement, on June 6, 2025, the Company issued a press release announcing the Company has commenced an offer to exchange any and all outstanding 4.000% senior notes due 2029 by Foot Locker for up to $400.0 million aggregate principal amount of new notes issued by the Company and cash, and the solicitation of consents for proposed amendments to the indenture relating to the Foot Locker notes. The exchange offer and consent solicitation are subject to the satisfaction of certain conditions, including the completion of the Transaction.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concurrent with its announcement to exchange the Foot Locker notes, the Company terminated its existing $1.6 billion unsecured revolving credit facility and entered into a new $2.0 billion unsecured revolving credit facility, with Wells Fargo Bank, National Association, as administrative agent. This new revolving credit facility will mature on June 6, 2030.

Dividend
On May 27, 2025, the Company's Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.2125 per share on the Company's common stock and Class B common stock. The dividend is payable on June 27, 2025 to stockholders of record as of the close of business on June 13, 2025.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including information incorporated herein by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified as those that may predict, forecast, indicate or imply future results or performance and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions, estimates, and other important factors that change over time, many of which may be beyond our control. Our future performance and actual results may differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements should not be relied upon as a prediction of actual results. Forward-looking statements include statements regarding, among other things, the benefits of the Transaction, future financial and operating results and our plans, objectives, expectations, intentions, growth strategies and culture and other statements that are not historical facts.
Factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to:
▪Macroeconomic conditions, including inflation and/or prolonged inflationary pressures, elevated interest rates and recessionary pressures, adverse changes in consumer disposable income, consumer confidence and perception of economic conditions, including as a result of new and shifting economic policies, geopolitical conflicts (including the conflicts in Ukraine and the Middle East) and the threat or outbreak of further conflicts, war, terrorism or public unrest; wage and unemployment levels; consumer debt and the cost of basic necessities and other goods; pandemics, epidemics, contagious disease outbreaks and other public health concerns and the effectiveness of measures to mitigate such impact;
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
▪Our ability to grow our DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center stores and execute our overall real estate strategy, including the projected range of capital expenditures and associated costs;
▪Fluctuations in product costs and availability due to tariffs, currency exchange rate fluctuations, inflationary pressures, fuel price uncertainty, supply chain constraints, increases in commodity prices, labor shortages and other factors;
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
▪Our dependence on our suppliers, distributors and manufacturers to provide us with sufficient quantities of quality products in a timely fashion;
▪That our investments in omni-channel growth, DICK’S Media Network, or other business transformation initiatives may not produce the anticipated benefits within the expected time frame or at all;
▪The impact of an increase to corporate tax rates or other changes in tax laws and regulations;
▪Risks associated with our brick-and-mortar retail store model, including our ability to optimize our store portfolio and our distribution and fulfillment network;
▪Unauthorized use or disclosure of sensitive or confidential athlete, teammate, vendor or Company information;
▪Risks associated with our vertical brand offerings, including product safety and labeling, product liability and product recalls, and specialty concept stores;

▪Disruptions or other problems with our information systems, including GameChanger, our sports technology platform;
▪Risks and costs relating to changing laws, regulations, interpretations and other guidance affecting our business, including consumer products; firearms and ammunition; tax; foreign trade and tariff structures; labor; data protection; privacy; eCommerce (including AI and machine learning); and environmental, social, and governance issues;
▪Compliance and litigation risks for which we may not have sufficient insurance or other coverage;
▪Our ability to secure and protect our trademarks and other intellectual property and defend claims of intellectual property infringement;
▪Our ability to protect the reputation of our Company and our brands, which may include managing negative reactions from our customers, stockholders or vendors regarding changes to our policies or positions related to social and political issues;
▪Our ability to attract, train, engage and retain key teammates and to adequately respond to teammate organizing efforts;
▪The impact of wage increases on our financial results, including those related to supply chain disruptions and labor challenges;
▪Disruptions to our Customer Support Center and/or distribution and fulfillment network (including supply chain delays), including our ability to optimize our distribution and fulfillment networks to efficiently deliver merchandise to our stores;
▪Weather-related risks and seasonal influences and the overall seasonality of certain categories of our business, as well as the current geographic concentration of DICK’S Sporting Goods stores;
▪The effects of the performance of professional sports teams within our core regions of operations;
▪Our ability to meet market expectations;
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
▪Obligations and other provisions related to our indebtedness, including the senior notes due 2032 (the “2032 Notes”) and senior notes due 2052 (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”);
▪Our charter’s current anti-takeover provisions, which could prevent or delay a change in control of the Company;
▪The issuance of quarterly cash dividends and our repurchase activity, if any, pursuant to our share repurchase programs;
▪The availability of adequate capital;
▪Our future results of operations and financial condition; and
▪Risks related to the Transaction, including risks related to combining our business with Foot Locker’s, the expenses related to the Transaction and the integration of the companies, risks that the Transaction may not occur, the risk of litigation related to the Transaction and the risk of dilution caused by the potential issuance of shares of Company common stock in the Transaction.
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended February 1, 2025, filed on March 27, 2025 (our “2024 Annual Report”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

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
We believe there is strength and momentum in the sports industry in the United States and expect this trend to continue in the near term, with continued excitement around women’s sports, the 2026 World Cup and the 2028 Olympics. We believe that the convergence of sport and culture has never been stronger and we believe we’re well-positioned for this opportunity. From this position of strength, we plan to make investments in digital and in-store opportunities to grow our market share through repositioning our store portfolio, driving continued growth across our key categories and accelerating our eCommerce channel.
Agreement to Acquire Foot Locker
On May 15, 2025, we announced that we entered into a definitive merger agreement to acquire Foot Locker, a leading footwear and apparel retailer, for a total equity value of approximately $2.4 billion and an enterprise value of approximately $2.5 billion. We anticipate the Transaction will create a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, supported by strong brand partnerships as a combined company within the growing sports retail industry. Foot Locker delivered sales of $8 billion in fiscal 2024 and encompasses a portfolio of brands including Foot Locker, Kids Foot Locker, Champs, Sports, WSS and atmos with approximately 2,400 total retail stores across 20 countries in North America, Europe, Asia, Australia and New Zealand, and a licensed store presence in Europe, the Middle East and Asia.
The completion of the Transaction is subject to Foot Locker shareholder approval and other customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2025. We intend to finance the Transaction through a combination of cash-on-hand, revolving borrowings and other new debt, to the degree Foot Locker shareholders do not elect to receive their consideration entirely in shares of our common stock, and expect the Transaction to deliver between $100 to $125 million in cost synergies in the medium-term achieved through procurement and direct sourcing efficiencies.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates, inflationary pressures, potential changes to international trade relations from taxation and tariffs, all of which could impact pricing, consumer discretionary spending behavior and the promotional landscape in which we operate.
Despite this increasingly complex and dynamic macroeconomic environment, we continue to drive comparable sales growth through execution of our core strategies, and with our strong vendor relationships and operational strength, we believe we are well-positioned for long-term growth.
As a result of our strong performance and confidence in our strategic initiatives, balanced against the macroeconomic environment, we have reaffirmed our full year outlook for 2025 and continue to expect comparable sales growth for the year to be in the range of 1% to 3% and earnings per diluted share to be in the range of $13.80 to $14.40, which does not include acquisition-related costs, investment losses or results from the recently announced plan to acquire Foot Locker.

Overview of current trends affecting 2025
•Driven by the quality of our assortment, we expect gross margin expansion during fiscal 2025.
•We anticipate selling, general and administrative expenses to deleverage in fiscal 2025, driven by strategic investments digitally, in-store and in marketing to better position our business for long-term growth based upon the strength of our business. We expect this deleverage to moderate in the second half of the fiscal year.
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
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Comparable sales performance – Our management considers comparable sales, which includes digital revenue, to be an important indicator of our current performance. Comparable sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable sales results. Our digital revenue includes all eCommerce sales, including omni-channel transactions which are fulfilled by our stores, GameChanger subscriptions as well as revenue from our DICK’S Media Network. For further discussion of our comparable sales refer to the “Results of Operations and Other Selected Data” section herein.
▪Earnings before taxes and the related operating margin – Our management views operating margin and earnings before taxes as key indicators of our performance. The key drivers of earnings before taxes are comparable sales, gross profit and our ability to control selling, general and administrative expenses.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2024 Annual Report, we consider our policies on inventory obsolescence, inventory shrink, goodwill and intangible assets, and impairment of long-lived assets to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to the Company’s critical accounting policies and estimates from those disclosed in the Company’s 2024 Annual Report.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 5.2% to $3.17 billion in the current quarter from $3.02 billion during the first quarter of 2024, which included a 4.5% increase in comparable sales, following a 5.3% increase in the same period last year.
▪In the current quarter, we reported net income of $264.3 million, or $3.24 per diluted share, compared to $275.3 million, or $3.30 per diluted share, during the first quarter of 2024.
▪Net income for the current quarter includes non-cash losses from an investment in Foot Locker equity securities of $10.3 million, net of tax, or $0.13 per diluted share.
▪During the first quarter of 2025, we:
▪Declared and paid a quarterly cash dividend in the amount of $1.2125 per share of our common stock and Class B common stock;
▪Repurchased 1.4 million shares of common stock for a total of $298.7 million under the Company's previously announced $2.0 billion share repurchase program and authorized an additional five-year share repurchase program of up to $3.0 billion of the Company's common stock.
▪The following table summarizes store activity in fiscal 2025:

	Store Count Information					(in millions) Square Footage (6) (7)
	Beginning Stores	New Stores	Closed Stores	Relocated / Converted (5)	Ending Stores	Beginning	Ending

DICK’S Sporting Goods (1)
DICK’S (2)	677	—	(2)	(5)	670	36.3	35.9
DICK’S Field House (2)	27	1	—	3	31	1.6	1.8
DICK’S House of Sport	19	—	—	2	21	2.2	2.5
Total DICK’S Sporting Goods	723	1	(2)	—	722	40.1	40.1

Other Specialty Concepts (1)
Golf Galaxy (3)	109	1	—	—	110	2.4	2.4
Going Going Gone! (4)	50	2	(2)	—	50	2.2	2.3
Other	3	—	—	—	3	0.1	0.1
Total Other Specialty Concepts	162	3	(2)	—	163	4.8	4.8
Total (4)	885	4	(4)	—	885	44.8	45.0
(1)In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of May 3, 2025, the Company operated 14 combo stores.
(2)Beginning store count and square footage were updated to reflect one DICK’S Field House location that opened in fiscal 2024, which was previously reflected as a DICK’S store.
(3)As of May 3, 2025, includes 27 Golf Galaxy Performance Centers, with three new openings during fiscal 2025, two of which were conversions of prior Golf Galaxy store locations.
(4)Beginning store count and square footage were updated to reflect Warehouse Sale locations as described in the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025. As of February 2, 2025, beginning amounts now include 29 Warehouse Sale locations and 1.3 million of related square footage.
(5)Reflects stores converted between concept or prototype through store relocations or remodels as part of the Company's strategy to reposition its store portfolio. Including stores that converted between concepts, the Company relocated three stores during the current year period.
(6)Includes square footage as of May 3, 2025 related to five Public Lands store closures as we plan to convert three into DICK’S House of Sport and two into DICK’S Field House stores during fiscal 2025.
(7)Columns may not recalculate due to rounding.

The following table presents selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2024 period, and other data, and are provided to facilitate a further understanding of our business. This table should be read in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2024-2025 (A)
	13 Weeks Ended
	May 3, 2025 (A)	May 4, 2024
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.30	63.71	(41)
Gross profit	36.70	36.29	41
Selling, general and administrative expenses (3)	24.74	24.63	11
Pre-opening expenses (4)	0.42	0.70	(28)
Income from operations	11.53	10.96	57
Interest expense	0.38	0.46	(8)
Other expense (income)	0.20	(0.84)	104
Income before income taxes	10.95	11.34	(39)
Provision for income taxes	2.63	2.22	41
Net income	8.32%	9.12%	(80)
Other Data:
Comparable sales increase (5)	4.5%	5.3%
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
(4)Pre-opening expenses, which consist primarily of rent, marketing (including grand opening advertising costs), payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling.
(5)Beginning in fiscal 2025, we revised our method for calculating comparable sales to include Warehouse Sale locations beginning in the stores’ 14th full month of operations, similar to our other store locations. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025.

13 Weeks Ended May 3, 2025 Compared to the 13 Weeks Ended May 4, 2024
Net Sales
Net sales increased 5.2% to $3,174.7 million in the current quarter from $3,018.4 million for the quarter ended May 4, 2024, due primarily to a $131.9 million, or 4.5%, increase in comparable sales. The remaining increase in net sales was primarily attributable to new stores, including DICK’S Field House, DICK’S House of Sport and Golf Galaxy Performance Center locations. The increase in comparable sales included a 3.7% increase in sales per transaction and a 0.8% increase in transactions, and reflects growth in footwear, athletic apparel, licensed merchandise and team sports, offset by declines in outdoor equipment.
Income from Operations
Income from operations increased to $366.1 million in the current quarter compared to $330.8 million for the quarter ended May 4, 2024.
Gross profit increased to $1,165.1 million in the current quarter from $1,095.3 million for the quarter ended May 4, 2024 and increased as a percentage of net sales by 41 basis points. Merchandise margins as a percentage of net sales increased 37 basis points as a result of the quality of our assortment. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate, increased $16.1 million and deleveraged six basis points as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment costs, partially offset by higher supply chain costs.
Selling, general and administrative expenses increased 5.7% to $785.5 million in the current quarter from $743.4 million for the quarter ended May 4, 2024, and increased as a percentage of net sales by 11 basis points. The $42.1 million increase in current quarter expense is primarily due to strategic digital and in-store investments across technology and talent, and marketing, partially offset by lower incentive compensation compared to the quarter ended May 4, 2024. The current quarter also includes a $9.5 million expense decrease related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Expense (Income).
Pre-opening expenses decreased to $13.4 million in the current quarter from $21.1 million for the quarter ended May 4, 2024. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations.
Other Expense (Income)
Other expense totaled $6.3 million in the current quarter compared to income of $25.4 million for the prior year quarter. The $31.7 million expense increase was primarily driven by non-cash losses from an investment in Foot Locker equity securities of $13.9 million, a $9.2 million decrease in interest income as a result of lower average cash and cash equivalents and lower average interest rates during the current quarter, and a $9.5 million expense increase compared to the prior year from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate increased to 24.0% in the current quarter from 19.6% for the quarter ended May 4, 2024. The effective tax rate for the prior year quarter was favorably impacted by a higher number of employee equity awards exercised, which resulted in $15.6 million of higher excess tax benefits in the prior year quarter compared to the current year.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of May 3, 2025 was $1.0 billion. We believe that our current cash position, and cash flows from operations, supplemented by funds available under our unsecured $1.6 billion Credit Facility and access to long-term debt capital markets, if necessary, are sufficient to operate our business for the next twelve months and complete our pending acquisition of Foot Locker. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Agreement to Acquire Foot Locker
On May 15, 2025, we entered into a definitive merger agreement to acquire Foot Locker. Under the terms of the Merger Agreement, Foot Locker shareholders will elect to receive either (i) $24.00 in cash or (ii) 0.1168 shares of DICK’S common stock for each share of Foot Locker common stock. In addition to any shares issued, we intend to finance the Transaction through a combination of cash-on-hand, revolving borrowings and other new debt, to the degree Foot Locker shareholders do not elect to receive their consideration entirely in shares of our common stock.
The completion of the Transaction is subject to Foot Locker shareholder approval and other customary closing conditions, including regulatory approvals, and is expected to close in the second half of 2025. In connection with the Transaction, we entered into a $2.4 billion unsecured bridge loan facility with Goldman Sachs on May 15, 2025. Additionally, on June 6, 2025 we announced our offer to exchange any and all outstanding 4.000% senior notes due 2029 by Foot Locker for up to $400 million aggregate principal amount of new notes issued by the Company and cash, and the solicitation of consents for proposed amendments to the indenture relating to the Foot Locker notes and terminated our $1.6 billion revolving credit facility and replaced it with a new $2.0 billion unsecured revolving credit facility, maturing on June 6, 2030.

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
Revolving Credit Facility
We have a $1.6 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate plus, in each case, an applicable margin percentage. We had no revolving Credit Facility borrowings at any point during the first fiscal quarter of 2025, and as of May 3, 2025, there were no borrowings outstanding under the Credit Facility. We have total remaining borrowing capacity, after adjusting for $19.9 million of standby letters of credit, of $1.58 billion. We were in compliance with all covenants under the Credit Facility agreement at May 3, 2025.
Senior Notes
As of May 3, 2025, we have $750 million principal amount of 2032 Notes and $750 million principal amount of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of May 3, 2025, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 13 weeks ended May 3, 2025 totaled $264.7 million on a gross basis and $241.9 million on a net basis, inclusive of construction allowances provided by landlords.

We anticipate fiscal 2025 capital expenditures of approximately $1.0 billion, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in store growth, relocations and improvements in our existing stores. We plan to open approximately 16 DICK’S House of Sport locations in 2025 and expect to begin construction on approximately 16 locations scheduled to open throughout 2026. By the end of 2027, we expect to have between 75 to 100 DICK’S House of Sport locations across the country. We also plan to open approximately 16 DICK’S Field House and approximately 8 Golf Galaxy Performance Center locations in 2025. By leveraging our real estate flexibility, we expect approximately 70% of our 2025 store openings will be relocations or remodels of existing store locations, which will increase our square footage in 2025 by approximately 2% to 3%.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our current $2.0 billion share repurchase program authorized by our Board of Directors on December 16, 2021. During the 13 weeks ended May 3, 2025, we repurchased 1.4 million shares of our common stock at a cost of $298.7 million. As of May 3, 2025, the available amount remaining under the December 2021 share repurchase program is $212.9 million. On March 10, 2025, our Board of Directors authorized an additional five-year share repurchase program of up to $3.0 billion of our common stock. The Company plans to continue to purchase under the 2021 program until it is exhausted or expired.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 13 weeks ended May 3, 2025, we paid $99.9 million of dividends to our stockholders. On May 27, 2025, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.2125 per share of common stock and Class B common stock, payable on June 27, 2025 to stockholders of record as of the close of business on June 13, 2025.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $58.4 million, $49.6 million and $56.6 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows (in thousands):

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$178,046	$231,719
Net cash used in investing activities	(385,693)	(157,999)
Net cash used in financing activities	(446,729)	(225,803)
Effect of exchange rate changes on cash and cash equivalents	325	(60)
Net decrease in cash and cash equivalents	$(654,051)	$(152,143)
Operating Activities
Cash flows provided by operating activities decreased $53.7 million for the 13 weeks ended May 3, 2025 compared to the same period in the prior year, primarily due to year-over-year changes in incentive compensation accruals and corresponding payments, and the timing of payments for marketing and other accrued expenses.

Investing Activities
Cash used in investing activities increased $227.7 million for the 13 weeks ended May 3, 2025 compared to the same period in the prior year. Gross capital expenditures increased $107.2 million primarily driven by investments in new and future DICK’S House of Sport stores and DICK’S Field House stores, as well as the construction of our sixth distribution facility and higher investments in remodels or other store enhancements. Cash used in investing activities for the current period also includes $119.5 million in purchases of investments, which included $69.5 million of Foot Locker equity securities. Refer to Part I. Item 1. Financial Statements, Note 3 – Fair Value Measurements for further information.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility or other financing sources. Cash used in financing activities increased $220.9 million for the 13 weeks ended May 3, 2025, compared to the same period in the prior year, primarily due to higher share repurchases in the current year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures from those reported in the Company’s 2024 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the first quarter of fiscal 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 3, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 3, 2025.
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
On February 13, 2025 and May 2, 2025, two stockholder derivative actions were filed against certain of our executive officers and directors, and against the Company as nominal defendant, in the United States District Court for the Western District of Pennsylvania. The complaints allege violations of Section 14(a) and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, and unjust enrichment, including based on alleged misrepresentations and omissions that are similar to the allegations in In re Dick’s Sporting Goods, Inc. Securities Litigation. The complaints seek relief on behalf of the Company including damages, restitution, and governance reforms, and an award of costs, including attorneys’ fees. On May 16, 2025, the Court consolidated the actions (now captioned In re Dick’s Sporting Goods, Inc. Derivative Litigation, Case No. 2:25-cv-00209-NR-KT) and entered an order staying the consolidated action pending the resolution of the defendants’ motion to dismiss in In re Dick’s Sporting Goods, Inc. Securities Litigation. The Company does not believe that the derivative complaints state any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
We and our subsidiaries are involved in various other proceedings that are incidental to the normal course of our business. As of the date of this Quarterly Report on Form 10-Q, we do not expect that any of such other proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS
On May 15, 2025, the Company announced it entered into a definitive merger agreement to acquire Foot Locker. The following represents a material change in the Company's risk factors from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2024 Annual Report.
Completion of the Transaction is subject to the conditions contained in the Merger Agreement and if these conditions are not satisfied or waived, the Transaction will not be completed.
The obligations of the Company and Foot Locker to complete the Transaction are subject to the satisfaction or waiver of a number of conditions, including, among others, the adoption of the Merger Agreement by Foot Locker’s shareholders by the affirmative vote of at least two-thirds of the outstanding shares of Foot Locker common stock, the expiration or termination of the regulatory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of approvals or clearances required under the antitrust laws of certain other jurisdictions.
Although the Company and Foot Locker have agreed in the Merger Agreement to use their reasonable best efforts to complete the Transaction as promptly as practicable, many of the closing conditions are not within the Company’s or Foot Locker’s control, and neither company can predict when or if these conditions will be satisfied. The failure to satisfy all of the required conditions could delay the completion of the Transaction for a significant period of time or prevent it from occurring. There can be no assurance that the closing conditions will be satisfied or waived or that the Transaction will be completed. If the conditions are not satisfied or, subject to applicable law, waived, the Transaction will not occur or will be delayed and each of the Company and Foot Locker may lose some or all of the intended benefits of the Transaction.

The Transaction is subject to the expiration of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities in the United States and certain other jurisdictions that may impose conditions that could have an adverse effect on the Company or, if not obtained, could prevent completion of the Transaction.
Before the Transaction may be completed, any waiting period (or extension thereof) applicable to the Transaction must have expired or been terminated, and any approvals, consents or clearances required in connection with the Transaction must have been obtained, in each case, under the HSR Act and under the antitrust laws of certain other jurisdictions. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Transaction on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the Company’s business following the completion of the Transaction. Under the Merger Agreement, the Company and Foot Locker have agreed to use their reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with certain conditions, terms, obligations or restrictions imposed by governmental authorities. There can be no assurance that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Transaction or imposing additional material costs on or materially limiting the revenues of the Company following the completion of the Transaction. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Transaction.
The Merger Agreement may be terminated in accordance with its terms and the Transaction may not be completed. Such failure to complete the Transaction contemplated by the Merger Agreement could cause our results to be adversely affected or have a material and adverse effect on our common stock price and results of operations.
If the Transaction is not completed for any reason, including as a result of Foot Locker shareholders failing to approve the Merger Agreement, there may be various adverse consequences, and we may experience negative reactions from the financial markets and from our customers and employees. Moreover, our common stock price may decline because costs related to such Transaction, such as legal, accounting and financial advisory fees, must be paid even if such Transaction is not completed. Moreover, we may be required to pay a termination fee of $95.5 million to Foot Locker upon a termination of the Merger Agreement in certain circumstances. In addition, if the Transaction is not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits Foot Locker to terminate the Merger Agreement, or for any other reason, our common stock price may be affected to the extent that the current market price reflects a market assumption that the Transaction will be completed.
The business relationships of the Company and its subsidiaries may be subject to disruption due to uncertainty associated with the Transaction, which could have an adverse effect on the results of operations, cash flows and financial position of the Company.
Parties with which the Company or its subsidiaries do business may be uncertain as to the effects the Transaction may have on them, including with respect to current or future business relationships with the Company or its subsidiaries. These relationships may be subject to disruption as customers, suppliers and other persons with whom the Company has a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with the Company or consider entering into business relationships with parties other than the Company or its subsidiaries. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of the Company, including an adverse effect on the Company’s ability to realize the expected synergies and other benefits of the Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Transaction or termination of the Merger Agreement.
The dilution that may be caused by the issuance of shares of our common stock in connection with the Transaction may adversely affect the market price of our common stock.
Pursuant to the Merger Agreement, Foot Locker shareholders may elect to receive either cash or shares of our common stock as consideration for their shares of Foot Locker common stock (collectively, the “Merger Consideration”). The dilution that may be caused by the issuance of new shares of our common stock to Foot Locker shareholders in connection with the payment of the Merger Consideration may result in fluctuations in the market price of our common stock, including a common stock price decrease.

The Company expects to obtain financing in connection with the Transaction and cannot guarantee that it will be able to obtain such financing on favorable terms.
The Company intends to finance a portion of the Transaction through a combination of cash-on-hand, revolving borrowings and other new debt. The Company’s ability to obtain any such new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond the Company’s control. The Company cannot assure you that it will be able to obtain new debt financing on terms acceptable to it, and any such failure could materially adversely affect its operations and financial condition. The Company’s obligation to complete the Transaction is not conditioned upon the receipt of any financing.
The Company may be unable to successfully operate the Foot Locker business or realize the cost synergies or other anticipated benefits of the Transaction
Although the Company expects significant cost synergies and other benefits to result from the Transaction, there can be no assurance that the Company will actually realize any of them, or realize them within the anticipated timeframe. The Company expects to operate Foot Locker as a standalone business unit within its portfolio and maintain the Foot Locker brands and expects to grow the business by applying operational expertise. Achieving the anticipated cost synergies and other benefits will depend, in part, on the Company’s ability to operate Foot Locker’s business successfully and integrate certain of its operations efficiently. The challenges involved with the Transaction, which will be complex and time consuming, include the following:
•preserving operational and other important relationships of Foot Locker and attracting new business and operational relationships;
•operating multiple banners, a differentiated store concept and successfully addressing the challenges facing Foot Locker’s business;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, information technology, finance and administrative infrastructures;
•coordinating sales and marketing efforts to effectively position the Company’s and Foot Locker’s capabilities;
•coordinating operations in countries in which the Company has not previously operated; and
•integrating employees and related HR systems and benefits, maintaining employee morale and retaining and attracting key employees.
If these issues and the other challenges inherent in operating an acquired business are not successfully managed, then the Company may not achieve the anticipated benefits of the Transaction on the Company’s anticipated timeframe or at all, and the Company’s revenue, expenses, operating results, financial condition and common stock price could be materially adversely affected. The successful completion of the Transaction will require significant management attention both before and after the completion of the Transaction, and may divert the attention of management from the Company’s business and operational issues. Additionally, general market and economic conditions may inhibit our successful operation of the Foot Locker business.
The future results of the Company following the Transaction may suffer if the Company does not effectively manage its expanded operations.
Following the Transaction, the business of the Company will increase in size and geographic scope beyond the current size of either our or Foot Locker’s business and the scope of the Company’s current operations. The Company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.
There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the Transaction.
The Company will incur direct and indirect costs as a result of the Transaction.
We expect to incur significant non-recurring costs associated with combining the operations of Foot Locker with our operations. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees and other related costs. The Company may incur additional costs or suffer loss of business under third-party contracts that are terminated, and/or losses of, or decreases in orders by, customers, and may also incur costs to maintain employee morale and to retain certain key management personnel and employees. The Company will also incur transaction fees and costs related to formulating integration plans, and the execution of these plans may lead to additional unanticipated costs and time delays. Factors beyond the Company’s control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. Whether or not the Transaction is consummated, we will incur substantial expenses in pursuing the Transaction and may adversely impact our earnings.
The market price of the Company’s common stock after the Transaction is completed may be affected by factors different from those affecting shares of Company common stock before the Transaction is completed.
Upon completion of the Transaction, the combined company’s business and financial position will differ from the business and financial position of the Company and Foot Locker before the completion of the Transaction and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock in the absence of the Transaction. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance. In addition, if former Foot Locker shareholders sell substantial amounts of our common stock in the public market following consummation of the Transaction, this could decrease the market price of our common stock.
We and Foot Locker will be subject to business uncertainties and contractual restrictions while the Transaction is pending.
Uncertainty about the effect of the Transaction on employees and customers may have an adverse effect on us and Foot Locker and, as a result, the combined company. These uncertainties may impair our and Foot Locker’s ability to attract, retain and motivate key personnel until the Transaction is completed, and could cause customers, business partners and others that deal with us or Foot Locker to seek to change existing business relationships with us or Foot Locker. In addition, pursuant to the Merger Agreement and subject to certain exceptions, we agreed not to take certain actions prior to the closing of the Transaction, which could cause us to be unable to pursue certain beneficial opportunities that may arise prior to the completion of the Transaction.
Litigation related to the Transaction could prevent or delay completion of the Transaction or otherwise negatively affect the business and operations of us and Foot Locker.
We and Foot Locker may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits filed in connection with the Transaction. Such litigation could have an adverse effect on our and Foot Locker’s financial condition and results of operations, and, as a result, the combined company, and could prevent or delay the completion of the Transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
February 2, 2025 to March 1, 2025	653,563	$227.83	652,600	$362,873,038
March 2, 2025 to April 5, 2025	714,972	210.27	713,405	$3,212,873,676
April 6, 2025 to May 3, 2025	164,992	185.11	—	$3,212,873,676
Total	1,533,527	$215.04	1,366,005
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our previously announced five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021 and announced on December 17, 2021 (the “2021 program”). On March 10, 2025, the Company’s Board of Directors authorized, and on March 11, 2025 we announced, an additional five-year share repurchase program of up to $3.0 billion of the Company’s common stock (the “2025 program”). The Company plans to continue to purchase under the 2021 program until it is exhausted or expired. The Company may suspend or discontinue the 2021 program or the 2025 program at any time.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
On March 28, 2025, Navdeep Gupta, Executive Vice President and Chief Financial Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”). Mr. Gupta’s 10b5-1 Plan provides for the potential sale of up to 26,725 shares of the Company’s common stock. The plan commences on June 30, 2025, is intended to satisfy the affirmative defense of Rule 10b5-1(c), and will terminate on the earlier of the date all the shares under the plan are sold or June 30, 2026.
During the quarter ended May 3, 2025, none of the Company’s other directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
2.1*	Agreement and Plan of Merger, dated as of May 15, 2025, by and among DICK’S Sporting Goods, Inc., RJS Sub LLC, and Foot Locker, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2025
10.1*	Credit Agreement, dated June 6, 2025, among DICK’S Sporting Goods, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2025
10.2+	Form of 2025 Long-Term Incentive Program Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.6h to the Registrant’s Form 10-K filed on March 27, 2025
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of June 9, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of June 9, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of June 9, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of June 9, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial information from DICK’S Sporting Goods, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025 formatted in Inline XBRL: (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these Condensed Consolidated Financial Statements.	Filed herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL contained in Exhibits 101).	Filed herewith

* Certain schedules and exhibits have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
+ Each management contract and compensatory plan has been marked with a plus (+).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 9, 2025 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer
(principal executive officer)

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)