Form 10-Q
period 2025-08-02
DICK'S SPORTING GOODS, INC.
filed 2025-08-28
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2025
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
Yes ☐ No ☑

As of August 22, 2025, DICK’S Sporting Goods, Inc. had 56,526,050 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$3,646,616	$3,473,635	$6,821,293	$6,492,019
Cost of goods sold, including occupancy and distribution costs	2,295,344	2,197,935	4,304,935	4,121,025
GROSS PROFIT	1,351,272	1,275,700	2,516,358	2,370,994
Selling, general and administrative expenses	878,737	796,673	1,664,265	1,540,071
Merger and integration costs	8,028	—	8,028	—
Pre-opening expenses	12,322	8,931	25,763	30,027
INCOME FROM OPERATIONS	452,185	470,096	818,302	800,896
Interest expense	16,118	13,521	28,256	27,357
Other income	(73,749)	(25,756)	(67,493)	(51,148)
INCOME BEFORE INCOME TAXES	509,816	482,331	857,539	824,687
Provision for income taxes	128,414	120,101	211,849	187,162
NET INCOME	$381,402	$362,230	$645,690	$637,525
EARNINGS PER COMMON SHARE:
Basic	$4.82	$4.50	$8.15	$7.92
Diluted	$4.71	$4.37	$7.95	$7.67
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	79,147	80,432	79,244	80,507
Diluted	81,041	82,814	81,259	$83,080

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
NET INCOME	$381,402	$362,230	$645,690	$637,525
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	4	(76)	329	(136)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4	(76)	329	(136)
COMPREHENSIVE INCOME	$381,406	$362,154	$646,019	$637,389

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,231,022	$1,689,940	$1,691,899
Accounts receivable, net	223,879	214,250	168,495
Income taxes receivable	29,792	4,920	11,410
Inventories, net	3,403,914	3,349,830	3,178,024
Prepaid expenses and other current assets	165,440	158,767	130,707
Total current assets	5,054,047	5,417,707	5,180,535
Property and equipment, net	2,431,782	2,069,914	1,862,206
Operating lease assets	2,424,625	2,367,317	2,346,020
Intangible assets, net	58,598	58,598	56,520
Goodwill	245,857	245,857	245,857
Deferred income taxes	3,387	52,684	31,928
Other assets	472,475	246,617	212,893
TOTAL ASSETS	$10,690,771	$10,458,694	$9,935,959

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,401,800	$1,497,743	$1,426,650
Accrued expenses	666,451	653,324	604,372
Operating lease liabilities	504,975	503,236	489,511
Income taxes payable	34,391	30,718	58,454
Deferred revenue and other liabilities	371,900	395,041	342,019
Total current liabilities	2,979,517	3,080,062	2,921,006
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Senior notes due 2032 and 2052	1,484,707	1,484,217	1,483,734
Long-term operating lease liabilities	2,619,090	2,500,307	2,423,264
Deferred income taxes	40,535	—	—
Other long-term liabilities	211,836	195,844	183,070
Total long-term liabilities	4,356,168	4,180,368	4,090,068
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	556	567	568
Class B common stock	236	236	236
Additional paid-in capital	1,502,184	1,495,329	1,463,498
Retained earnings	6,843,448	6,392,513	6,045,601
Accumulated other comprehensive loss	(426)	(755)	(465)
Treasury stock, at cost	(4,990,912)	(4,689,626)	(4,584,553)
Total stockholders' equity	3,355,086	3,198,264	2,924,885
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,690,771	$10,458,694	$9,935,959

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2025	56,659	$567	23,571	$236	$1,495,329	$6,392,513	$(755)	$(4,689,626)	$3,198,264
Exercise of stock options	2	—	—	—	61	—	—	—	61
Restricted stock vested	423	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(167)	(1)	—	—	(31,105)	—	—	—	(31,106)
Net income	—	—	—	—	—	264,288	—	—	264,288
Stock-based compensation	—	—	—	—	19,180	—	—	—	19,180
Foreign currency translation adjustment, net of taxes of $(103)	—	—	—	—	—	—	325	—	325
Purchase of shares for treasury, including excise tax	(1,366)	(14)	—	—	—	—	—	(301,286)	(301,300)
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,318)	—	—	(97,318)
BALANCE, May 3, 2025	55,551	$556	23,571	$236	$1,483,461	$6,559,483	$(430)	$(4,990,912)	$3,052,394
Exercise of stock options	51	—	—	—	908	—	—	—	908
Restricted stock vested	13	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(4)	—	—	—	(953)	—	—	—	(953)
Net income	—	—	—	—	—	381,402	—	—	381,402
Stock-based compensation	—	—	—	—	18,768	—	—	—	18,768
Foreign currency translation adjustment, net of taxes of ($1)	—	—	—	—	—	—	4	—	4
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,437)	—	—	(97,437)
BALANCE, August 2, 2025	55,611	$556	23,571	$236	$1,502,184	$6,843,448	$(426)	$(4,990,912)	$3,355,086

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281
Exercise of stock options	492	5	—	—	12,288	—	—	—	12,293
Restricted stock vested	384	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(144)	(2)	—	—	(30,298)	—	—	—	(30,300)
Net income	—	—	—	—	—	275,295	—	—	275,295
Stock-based compensation	—	—	—	—	17,257	—	—	—	17,257
Foreign currency translation adjustment, net of taxes of $19	—	—	—	—	—	—	(60)	—	(60)
Purchase of shares for treasury	(548)	(5)	—	—	—	—	—	(113,624)	(113,629)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(90,871)	—	—	(90,871)
BALANCE, May 4, 2024	57,021	$570	23,571	$236	$1,448,098	$5,773,338	$(389)	$(4,534,587)	$2,687,266
Exercise of stock options	42	1	—	—	656	—	—	—	657
Restricted stock vested	17	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(3)	—	—	—	(811)	—	—	—	(811)
Net income	—	—	—	—	—	362,230	—	—	362,230
Stock-based compensation	—	—	—	—	15,555	—	—	—	15,555
Foreign current translation adjustment, net of taxes of $24	—	—	—	—	—	—	(76)	—	(76)
Purchase of shares for treasury, including excise tax	(252)	(3)	—	—	—	—	—	(49,966)	(49,969)
Cash dividend declared, $1.10 per common share	—	—	—	—	—	(89,967)	—	—	(89,967)
BALANCE, August 3, 2024	56,825	$568	23,571	$236	$1,463,498	$6,045,601	$(465)	$(4,584,553)	$2,924,885

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	August 2, 2025	August 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$645,690	$637,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,522	189,219
Amortization of deferred financing fees and debt discount	5,774	1,162
Deferred income taxes	89,832	5,918
Stock-based compensation	37,948	32,812
Other, net	(32,591)	2,443
Changes in assets and liabilities:
Accounts receivable	(11,670)	(34,396)
Inventories	(54,084)	(329,227)
Prepaid expenses and other assets	(17,185)	(10,464)
Accounts payable	(88,601)	141,555
Accrued expenses	(22,748)	5,450
Income taxes payable / receivable	(21,199)	(3,356)
Construction allowances provided by landlords	70,583	46,556
Deferred revenue and other liabilities	(20,016)	(22,501)
Operating lease assets and liabilities	(49,614)	(36,548)
Net cash provided by operating activities	735,641	626,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(526,076)	(372,105)
Proceeds from sale of other assets	—	8,775
Other investing activities	(122,794)	(3,548)
Net cash used in investing activities	(648,870)	(366,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bridge facility financing fees	(7,863)	—
Proceeds from exercise of stock options	969	12,950
Minimum tax withholding requirements	(32,059)	(31,111)
Cash paid for treasury stock	(303,671)	(163,567)
Cash dividends paid to stockholders	(196,052)	(183,094)
Decrease in bank overdraft	(7,342)	(3,633)
Net cash used in financing activities	(546,018)	(368,455)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	329	(136)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(458,918)	(109,321)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689,940	1,801,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,231,022	$1,691,899
Supplemental disclosure of cash flow information:
Accrued property and equipment	$146,809	$112,287
Cash paid for interest, net of capitalized amounts	$22,430	$26,195
Cash paid for income taxes	$144,809	$187,661

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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025 as filed with the Securities and Exchange Commission on March 27, 2025. Operating results for the 13 and 26 weeks ended August 2, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026 or any other period.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” the Company has recognized the effects of the OBBBA during the current quarter for the provisions currently enacted, which has increased the Company’s deferred tax liability. The Company anticipates that the OBBBA will reduce its federal income tax liability and related tax payments for the current and future years, but will not have a significant impact to its annual effective tax rate. The Company is currently evaluating the future provisions but does not anticipate any significant impact to its financial statements.

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income for earnings per common share	$381,402	$362,230	$645,690	$637,525

Weighted average common shares outstanding - basic	79,147	80,432	79,244	80,507
Dilutive effect of stock-based awards	1,894	2,382	2,015	2,573
Weighted average common shares outstanding - diluted	81,041	82,814	81,259	83,080

Earnings per common share:
Basic	$4.82	$4.50	$8.15	$7.92
Diluted	$4.71	$4.37	$7.95	$7.67

Stock-based awards excluded from diluted shares	7	1	7	35
3. Fair Value Measurements
ASC 820, “Fair Value Measurement and Disclosures,” outlines a valuation framework and creates a fair value hierarchy for assets and liabilities as follows:
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring
The Company records deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs within other long-term assets on the Consolidated Balance Sheets. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans. As of August 2, 2025, February 1, 2025 and August 3, 2024, the fair value of the Company’s deferred compensation plans was $168.3 million, $153.7 million and $152.2 million, respectively. The liability for compensation deferred under the Company’s plans is included within other long-term liabilities on the Consolidated Balance Sheets.
The Company discloses the fair value of its senior notes due 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	August 2, 2025		February 1, 2025		August 3, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2032	$744,324	$677,468	$743,933	$657,608	$743,547	$656,783
Senior notes due 2052	$740,383	$538,065	$740,284	$546,165	$740,187	$550,860
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at August 2, 2025, February 1, 2025 and August 3, 2024.
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
Investments Acquired
During the 26 weeks ended August 2, 2025, the Company purchased $119.5 million of investments, which included $69.5 million of Foot Locker, Inc. (“Foot Locker”) equity securities. The Foot Locker equity securities are measured at fair value on a recurring basis using Level 1 inputs, which were $105.3 million as of August 2, 2025. During the 13 and 26 weeks ended August 2, 2025, the Company recorded non-cash gains of $49.7 million and $35.9 million, respectively, related to these equity securities within other income on the Consolidated Statements of Income, resulting from net changes in Foot Locker’s underlying stock price during the respective periods. The remaining cash outlay of $50.0 million during the 26 weeks ended August 2, 2025 relates to the Company’s purchase of an equity method investment. The purchased investments are included within other long-term assets on the Consolidated Balance Sheets.

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
Supplemental cash flow information related to operating leases for the 26 weeks ended August 2, 2025 and August 3, 2024 were as follows (in thousands):

	26 Weeks Ended
	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$274,271	$352,205
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$410,846	$403,648

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Revolving Credit Facility

On June 6, 2025, the Company terminated its existing $1.6 billion unsecured revolving credit facility dated January 14, 2022 (the “Existing Credit Facility”) and entered into a new revolving credit agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto, as lenders, providing for a $2.0 billion unsecured revolving credit facility (the “Credit Facility”), of which $75 million is available for letters of credit. The Credit Facility matures on June 6, 2030, subject to extensions permitted under the Credit Agreement, and allows for $700.0 million in additional incremental borrowing capacity, subject to existing or new lenders’ agreement to provide such additional revolving commitments.
The loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin which will initially be 0.125% with respect to the alternate base rate and 1.125% with respect to the adjusted SOFR, subject to adjustment based on the Company’s public debt rating. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The unused portion of the Credit Facility is subject to a commitment fee of 0.11% per year as of August 2, 2025, which is adjusted based on the Company’s public debt rating. There were no borrowings outstanding under the Company’s revolving line of credit agreements at August 2, 2025 or August 3, 2024. After adjusting for outstanding letters of credit of $19.9 million, the Company’s total remaining borrowing capacity under the Credit Facility was $1.98 billion at August 2, 2025.
The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of the Company’s non-guarantor subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. The Credit Agreement also contains a maximum lease-adjusted leverage ratio covenant. The Company was in compliance with all covenants of the Credit Agreement as of August 2, 2025.

6. Segment Reporting
The Company is an omni-channel sporting goods retailer that offers an extensive assortment of authentic, high-quality, sports equipment, apparel, footwear and accessories across the United States through its retail stores and online, and has a single reportable segment.
The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets. Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$3,646,616	$3,473,635	$6,821,293	$6,492,019
Less:
Cost of merchandise and services sold	1,836,326	1,755,464	3,403,574	3,256,873
Occupancy costs (1)	294,245	283,159	584,081	556,897
Personnel expense (2)	486,648	456,558	941,886	898,813
Other segment expenses (3)	577,212	508,358	1,073,450	978,540
Interest expense	16,118	13,521	28,256	27,357
Other income (4)	(73,749)	(25,756)	(67,493)	(51,148)
Provision for income taxes	128,414	120,101	211,849	187,162
Segment net income	$381,402	$362,230	$645,690	$637,525

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$381,402	$362,230	$645,690	$637,525

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
(3)Includes expenses associated with supply chain, advertising, bank card charges, costs to operate the Company’s internal eCommerce platform, technology, other store expenses, merger and integration costs, and expenses associated with operating the Company’s Customer Support Center.
(4)Includes interest income of $8.7 million and $18.7 million for the 13 weeks ended August 2, 2025 and August 3, 2024, respectively and $21.2 million and $40.4 million for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively.

7. Planned Acquisition of Foot Locker, Inc.
Overview
On May 15, 2025, the Company announced it entered into a definitive merger agreement (the “Merger Agreement”) to acquire Foot Locker, a leading footwear and apparel retailer (the “Transaction”). Under the terms of the Merger Agreement, Foot Locker shareholders will elect to receive either (i) $24.00 in cash or (ii) 0.1168 shares of DICK’S Sporting Goods common stock for each share of Foot Locker common stock, for a total equity value of approximately $2.4 billion and an enterprise value of approximately $2.5 billion. On August 22, 2025, Foot Locker shareholders voted to adopt the Merger Agreement. Additionally, the Company has received all required regulatory approvals and expects the Transaction to close September 8, 2025, subject to the satisfaction or waiver of remaining customary closing conditions. Foot Locker shareholders have until August 29, 2025 to make their merger consideration election. To the degree Foot Locker shareholders do not elect to receive their consideration entirely in shares of the Company’s common stock, the Company intends to finance the Transaction through a combination of cash-on-hand, revolving borrowings and other new debt.
Exchange Offer and Consent Solicitation
On June 6, 2025, the Company issued a press release announcing, in connection with its planned acquisition of Foot Locker, an offer to exchange (the “Exchange Offer”) any and all outstanding 4.000% Senior Notes due 2029 issued by Foot Locker (“Foot Locker Notes”) for up to $400.0 million aggregate principal amount of new 4.000% Senior Notes due 2029 issued by the Company (“DICK’S Notes”) and in certain instances, cash, and the related solicitation of consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture relating to the Foot Locker Notes. The deadline for eligible holders to tender Foot Locker Notes is September 9, 2025. As of August 26, 2025, the following principal amount of Foot Locker Notes have been validly tendered and not validly withdrawn (and consents thereby validly given and not validly revoked) (dollars in thousands):

Title of Foot Locker Notes / CUSIP / ISIN No.	Aggregate Principal Amount Outstanding	Foot Locker Notes Tendered
		Principal Amount	Percentage
4.000% Senior Notes due 2029 144A: 344849AA2 / US344849AA21 Regulation S: U3449AAA5 / USU3449AAA52	$400,000	$379,741	94.94%
In addition, the Company received the requisite number of consents to adopt certain proposed amendments to the Foot Locker Notes that would eliminate substantially all of the restrictive covenants, certain affirmative covenants and certain events of default, subject to conditions related to the completion of the Transaction. The Exchange Offer and Consent Solicitation are subject to the satisfaction of certain conditions, including the completion of the Transaction. The completion of the Transaction is not subject to the consummation of the Exchange Offer or Consent Solicitation.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Bridge Facility
In connection with the Merger Agreement, the Company also entered into a commitment letter, dated as of May 15, 2025, with Goldman Sachs Bank USA (“GS Bank”), supplemented by the joinder on May 30, 2025 of certain other financial institutions, pursuant to which GS Bank and such other financial institutions agreed to provide a senior unsecured 364-day bridge term loan credit facility in an aggregate principal amount of up to $2.4 billion (the “Bridge Facility”) for the purpose of financing all or a portion of the Transaction and related costs and expenses. The availability of the Bridge Facility commitments is conditioned on the consummation of the Transaction in accordance with the Merger Agreement and certain other customary closing conditions.
In June 2025, the aggregate commitments under the Bridge Facility were reduced to $1.75 billion, following the receipt of requisite consents to effect certain proposed amendments that govern the Foot Locker Notes in connection with Company’s $400.0 million Exchange Offer for any and all of the outstanding Foot Locker Notes, as well as the Company’s entry into the Credit Agreement during the current quarter. Additionally, $250 million of revolving commitments under the Company’s $2.0 billion Credit Facility are reserved under the Credit Agreement to be available on a customary “certain funds” basis to help finance the Transaction and related costs and expenses.
Financial Statement Impacts
During the 13 weeks ended August 2, 2025, the Company incurred pre-tax Foot Locker acquisition-related costs of $12.5 million, consisting of $8.0 million in merger and integration costs, which includes legal and regulatory fees and other professional services related to the pending Transaction, as well as $4.5 million of interest expense related to the amortization of $7.9 million in deferred financing fees paid for the Bridge Facility during the current quarter.

8. Subsequent Event
On August 27, 2025, the Company’s Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.2125 per share on the Company’s common stock and Class B common stock. The dividend is payable on September 26, 2025 to stockholders of record as of the close of business on September 12, 2025.

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
▪The availability of adequate capital;
▪Our future results of operations and financial condition; and
▪Risks related to the Transaction, including risks related to combining our business with Foot Locker’s, the expenses related to the Transaction and the integration of the companies, risks that the Transaction may not occur, risks relating to any litigation related to the Transaction and the risk of dilution caused by the potential issuance of shares of Company common stock in the Transaction.
The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended February 1, 2025, filed on March 27, 2025 (our “2024 Annual Report”) and our Quarterly Report on Form 10-Q filed on June 9, 2025. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

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
We believe there is strength and momentum in the sports industry in the United States and expect this trend to continue in the near term, with continued excitement around women’s sports, the 2026 World Cup and the 2028 Olympics. We believe that the convergence of sport and culture has never been stronger and we believe we are well-positioned for this opportunity. From this position of strength, we plan to make investments in digital and in-store opportunities to grow our market share through repositioning our store portfolio, driving continued growth across our key categories and accelerating our eCommerce channel.
Agreement to Acquire Foot Locker
On May 15, 2025, we announced that we entered into a definitive merger agreement to acquire Foot Locker, a leading footwear and apparel retailer, for a total equity value of approximately $2.4 billion and an enterprise value of approximately $2.5 billion. We anticipate the Transaction will create a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, supported by strong brand partnerships as a combined company within the growing sports retail industry. Foot Locker delivered sales of $8 billion in fiscal 2024 and encompasses a portfolio of brands including Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos with approximately 2,400 total retail stores across 20 countries in North America, Europe, Asia, Australia and New Zealand, and a licensed store presence in Europe, the Middle East and Asia.
On August 22, 2025, Foot Locker’s shareholders voted to adopt the Merger Agreement. Additionally, we have received all required regulatory approvals and expect the Transaction to close on September 8, 2025, subject to the satisfaction or waiver of remaining customary closing conditions. To the degree Foot Locker shareholders do not elect to receive their consideration entirely in shares of our common stock, we intend to finance the Transaction through a combination of cash-on-hand, revolving borrowings and other new debt, and expect the Transaction to deliver between $100 million to $125 million in cost synergies in the medium-term achieved through procurement and direct sourcing efficiencies.
During the 13 weeks ended August 2, 2025, we incurred pre-tax Foot Locker acquisition-related costs of $12.5 million, consisting of $8.0 million in merger and integration costs, which includes legal and regulatory fees and other professional services related to the pending Transaction, as well as $4.5 million of interest expense related to the amortization of $7.9 million in deferred financing fees paid for the Bridge Facility during the current quarter.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates, inflationary pressures and changes to international trade policies from taxation and tariffs, all of which could impact pricing, consumer discretionary spending behavior and the promotional landscape in which we operate.
Despite this increasingly complex and dynamic macroeconomic environment, we continue to drive comparable sales growth through execution of our core strategies, and with our strong vendor relationships and operational strength, we believe we are well-positioned for long-term growth.

As a result of our strong performance and confidence in our strategic initiatives, balanced against the macroeconomic environment, we have raised our full year outlook for 2025 and expect comparable sales growth for the year to be in the range of 2.0% to 3.5% and earnings per diluted share to be in the range of $13.90 to $14.50, which does not include acquisition-related costs, investment gains or results from the planned acquisition of Foot Locker.
Overview of current trends affecting 2025
•Driven by the quality of our assortment, we expect to drive gross margin expansion during fiscal 2025.
•We anticipate selling, general and administrative expenses to deleverage in fiscal 2025, driven by strategic investments digitally, in-store and in marketing to better position our business for long-term growth based upon the strength of our business. We expect this deleverage to moderate in the second half of the fiscal year.
Recent Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes several measures affecting corporations and other business entities, was signed into law. These measures include modifications and permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). We anticipate that the OBBBA will reduce our federal income tax liability and related tax payments for the current and future years, but will not have a significant impact to our annual effective tax rate for fiscal 2025.
The Company’s current expectations described above are forward-looking statements. Please see the section entitled “Forward-Looking Statements” in this Form 10-Q for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.
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

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 5.0% to $3.65 billion in the current quarter from $3.47 billion during the second quarter of 2024, which includes a 5.0% increase in comparable sales, following a 4.5% increase in the same period last year.
▪In the current quarter, we reported net income of $381.4 million, or $4.71 per diluted share, compared to $362.2 million, or $4.37 per diluted share, during the second quarter of 2024.
▪Net income for the current quarter includes non-cash gains from an investment in Foot Locker equity securities of $36.8 million, net of tax, or $0.45 per diluted share. The current quarter net income also includes $10.3 million, net of tax, or $0.13 per diluted share, of Foot Locker acquisition-related costs.
▪During the second quarter of 2025, we:
▪Declared and paid a quarterly cash dividend in the amount of $1.2125 per share of our common stock and Class B common stock;
▪Terminated our $1.6 billion Existing Credit Facility and entered into a new $2.0 billion Credit Facility maturing on June 6, 2030.
▪The following table summarizes store activity in fiscal 2025:

	Store Count Information					(in millions) Square Footage (6) (7)
	Beginning Stores	New Stores	Closed Stores	Relocated / Converted (5)	Ending Stores	Beginning	Ending

DICK’S Sporting Goods (1)
DICK’S (2)	677	—	(3)	(9)	665	36.3	35.6
DICK’S Field House (2)	27	2	—	6	35	1.6	2.0
DICK’S House of Sport	19	—	—	3	22	2.2	2.6
Total DICK’S Sporting Goods	723	2	(3)	—	722	40.1	40.2

Other Specialty Concepts (1)
Golf Galaxy (3)	109	3	—	—	112	2.4	2.5
Going Going Gone! (4)	50	6	(4)	—	52	2.2	2.4
Other	3	—	—	—	3	0.1	0.1
Total Other Specialty Concepts	162	9	(4)	—	167	4.8	5.0
Total (4)	885	11	(7)	—	889	44.8	45.1
(1)In some markets, we operate DICK’S Sporting Goods stores adjacent to our specialty concept stores on the same property with a pass-through for our athletes. We refer to this format as a “combo store” and include combo store openings within both the DICK’S Sporting Goods and specialty concept store reconciliations, as applicable. As of August 2, 2025, the Company operated 15 combo stores.
(2)Beginning store count and square footage were updated to reflect one DICK’S Field House location that opened in fiscal 2024, which was previously reflected as a DICK’S store.
(3)As of August 2, 2025, includes 30 Golf Galaxy Performance Centers, with six new openings during fiscal 2025, three of which were conversions of prior Golf Galaxy store locations.

(4)Beginning store count and square footage were updated to reflect Warehouse Sale locations as described in the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025. As of February 2, 2025, beginning amounts now include 29 Warehouse Sale locations and 1.3 million of related square footage.
(5)Reflects stores converted between concept or prototype through store relocations or remodels as part of the Company's strategy to reposition its store portfolio. Including stores that converted between concepts, the Company relocated or remodeled six stores during the current year period.
(6)Includes square footage as of August 2, 2025 related to five Public Lands store closures as we plan to convert three into DICK’S House of Sport and two into DICK’S Field House stores during fiscal 2025 and early 2026.
(7)Columns may not recalculate due to rounding.

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

			Basis Point Change in Percentage of Net Sales from Prior Year 2024-2025 (A)
	13 Weeks Ended
	August 2, 2025	August 3, 2024 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	62.94	63.27	(33)
Gross profit	37.06	36.73	33
Selling, general and administrative expenses (3)	24.10	22.93	117
Merger and integration costs (4)	0.22	—	22
Pre-opening expenses (5)	0.34	0.26	8
Income from operations	12.40	13.53	(113)
Interest expense	0.44	0.39	5
Other income	(2.02)	(0.74)	(128)
Income before income taxes	13.98	13.89	9
Provision for income taxes	3.52	3.46	6
Net income	10.46%	10.43%	3
Other data:
Comparable sales increase (6)	5.0%	4.5%

			Basis Point Change in Percentage of Net Sales from Prior Year 2024-2025 (A)
	26 Weeks Ended
	August 2, 2025 (A)	August 3, 2024 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	63.11	63.48	(37)
Gross profit	36.89	36.52	37
Selling, general and administrative expenses (3)	24.40	23.72	68
Merger and integration costs (4)	0.12	—	12
Pre-opening expenses (5)	0.38	0.46	(8)
Income from operations	12.00	12.34	(34)
Interest expense	0.41	0.42	(1)
Other income	(0.99)	(0.79)	(20)
Income before income taxes	12.57	12.70	(13)
Provision for income taxes	3.11	2.88	23
Net income	9.47%	9.82%	(35)
Other data:
Comparable sales increase (6)	4.7%	4.9%
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
(4)Merger and integration costs include legal and regulatory fees and other professional services related to the planned acquisition of Foot Locker.
(5)Pre-opening expenses, which consist primarily of rent, marketing (including grand opening advertising costs), payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling.
(6)Beginning in fiscal 2025, we revised our method for calculating comparable sales to include Warehouse Sale locations beginning in the stores’ 14th full month of operations, similar to our other store locations. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025.

13 Weeks Ended August 2, 2025 Compared to the 13 Weeks Ended August 3, 2024
Net Sales
Net sales increased 5.0% to $3,646.6 million in the current quarter from $3,473.6 million for the quarter ended August 3, 2024, due primarily to a $170.1 million, or 5.0%, increase in comparable sales. The remaining increase in net sales was primarily attributable to new stores, including DICK’S Field House, DICK’S House of Sport and Golf Galaxy Performance Center locations. The increase in comparable sales includes a 4.1% increase in sales per transaction and a 0.9% increase in transactions, and reflects growth in footwear, athletic apparel, golf and team sports, partially offset by declines in outdoor equipment.
Income from Operations
Income from operations decreased to $452.2 million in the current quarter compared to $470.1 million for the quarter ended August 3, 2024.
Gross profit increased to $1,351.3 million in the current quarter from $1,275.7 million for the quarter ended August 3, 2024 and increased as a percentage of net sales by 33 basis points. Merchandise margins as a percentage of net sales increased 18 basis points as a result of the quality of our assortment. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate, increased $11.1 million and leveraged eight basis points as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment costs.
Selling, general and administrative expenses increased 10.3% to $878.7 million in the current quarter from $796.7 million for the quarter ended August 3, 2024, and increased as a percentage of net sales by 117 basis points. The $82.0 million increase in current quarter expense is primarily due to strategic digital and in-store investments across technology and talent, and marketing compared to the quarter ended August 3, 2024. The current quarter also includes a $4.3 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $8.0 million in the current quarter ended August 2, 2025. These costs include legal and regulatory fees and other professional services related to the planned acquisition of Foot Locker.
Pre-opening expenses increased to $12.3 million in the current quarter from $8.9 million for the quarter ended August 3, 2024. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations.
Other Income
Other income totaled $73.7 million in the current quarter compared to $25.8 million for the prior year quarter. The $47.9 million increase was primarily driven by non-cash gains from an investment in Foot Locker equity securities of $49.7 million and a $4.3 million expense decrease compared to the prior year from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount. Increases in other income were partially offset by a $10.0 million decrease in interest income as a result of lower average cash and cash equivalents and lower average interest rates during the current quarter.
Income Taxes
Our effective tax rate increased to 25.2% in the current quarter from 24.9% for the quarter ended August 3, 2024.

26 Weeks Ended August 2, 2025 Compared to the 26 Weeks Ended August 3, 2024
Net Sales
Net sales increased 5.1% to $6,821.3 million in the current period from $6,492.0 million for the prior year period ended August 3, 2024, due primarily to a $302.0 million, or 4.7%, increase in comparable sales. The remaining increase in net sales was primarily attributable to new stores, including DICK’S Field House, DICK’S House of Sport and Golf Galaxy Performance Center locations. The increase in comparable sales includes a 3.9% increase in sales per transaction and a 0.8% increase in transactions, and reflects growth in footwear, athletic apparel, licensed merchandise, golf and team sports, partially offset by declines in outdoor equipment.

Income from Operations
Income from operations increased to $818.3 million in the current period, compared to $800.9 million for the prior year period.
Gross profit increased to $2,516.4 million in the current period from $2,371.0 million for the prior year period and increased as a percentage of net sales by 37 basis points. Merchandise margins as a percentage of net sales increased 27 basis points as a result of the quality of our assortment. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate, increased $27.2 million and leveraged two basis points as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by lower eCommerce shipping and fulfillment costs.
Selling, general and administrative expenses increased 8.1% to $1,664.3 million in the current period from $1,540.1 million for the prior year period, and increased as a percentage of net sales by 68 basis points. The $124.2 million increase in current period expense is primarily due to strategic digital and in-store investments across technology and talent, and marketing compared to the quarter ended August 3, 2024. The current period also includes a $5.1 million expense decrease related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $8.0 million for the current period ended August 2, 2025. These costs include legal and regulatory fees and other professional services related to the planned acquisition of Foot Locker.
Pre-opening expenses decreased to $25.8 million in the current period from $30.0 million for the prior year period. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations.
Other Income
Other income totaled $67.5 million in the current period compared to $51.1 million for the period ended August 3, 2024. The $16.4 million increase was primarily driven by non-cash gains from an investment in Foot Locker equity securities of $35.9 million, partially offset by a $19.2 million decrease in interest income as a result of lower average cash and cash equivalents and lower average interest rates during the current period and a $5.1 million expense increase compared to the prior year period from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.

Income Taxes
Our effective tax rate increased to 24.7% in the current period from 22.7% for the same period last year. The effective tax rate for the prior year period was favorably impacted by a higher number of employee equity awards exercised, which resulted in $17.1 million of higher excess tax benefits in the prior year period compared to the current period.

LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of August 2, 2025 was $1.2 billion. We believe that our current cash position, and cash flows from operations, supplemented by funds available under our unsecured $2.0 billion Credit Facility and access to long-term debt capital markets, if necessary, are sufficient to operate our business for the next twelve months and to complete our planned acquisition of Foot Locker. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Agreement to Acquire Foot Locker
On May 15, 2025, we announced that we entered into a definitive merger agreement to acquire Foot Locker. Under the terms of the Merger Agreement, Foot Locker shareholders will elect to receive either (i) $24.00 in cash or (ii) 0.1168 shares of DICK’S common stock for each share of Foot Locker common stock.
On August 22, 2025, Foot Locker shareholders approved the merger. Additionally, we have received all required regulatory approvals and expect the Transaction to close on September 8, 2025, subject to the satisfaction or waiver of remaining customary closing conditions. To the degree Foot Locker shareholders do not elect to receive their consideration entirely in shares of our common stock, we intend to finance the Transaction through a combination of cash-on-hand, revolving borrowings and other new debt.

In connection with the Transaction, we entered into a Bridge Facility for the purpose of financing all or a portion of the Transaction and related costs and expenses, which has $1.75 billion available as of August 2, 2025, subject to the consummation of the Transaction in accordance with the Merger Agreement and certain other customary closing conditions. Additionally, on June 6, 2025 we announced our offer to exchange any and all outstanding Foot Locker Notes for up to $400 million aggregate principal amount of DICK’S Notes and in certain instances, cash and the related solicitation of consents to adopt certain proposed amendments to the indenture relating to the Foot Locker Notes. As of August 26, 2025, 94.94% of Foot Locker Notes have been validly tendered and not validly withdrawn. The deadline for eligible holders to tender Foot Locker Notes was extended to September 9, 2025. Refer to Part I. Item 1. Financial Statements, Note 7 – Planned Acquisition of Foot Locker, Inc. for further information.
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
Revolving Credit Facility
During the second quarter, we terminated our $1.6 billion Existing Credit Facility and entered into a new $2.0 billion Credit Facility, of which $75 million is available for letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted SOFR plus, in each case, an applicable margin percentage. We had no revolving Credit Facility borrowings at any point during the second fiscal quarter of 2025, and as of August 2, 2025, there were no borrowings outstanding under the Credit Facility. We have total remaining borrowing capacity, after adjusting for $19.9 million of standby letters of credit, of $1.98 billion. We were in compliance with all covenants under the Credit Facility agreement at August 2, 2025. Refer to Part I. Item 1. Financial Statements, Note 5 – Revolving Credit Facility for further information.
Senior Notes
As of August 2, 2025, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million principal amount of senior notes due 2052 (the “2052 Notes” and together with the 2032 Notes, the “Senior Notes”) outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of August 2, 2025, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 26 weeks ended August 2, 2025 totaled $526.1 million on a gross basis and $455.5 million on a net basis, inclusive of construction allowances provided by landlords.
We anticipate fiscal 2025 capital expenditures of approximately $1.0 billion, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in store growth, relocations and improvements in our existing stores. We plan to open approximately 16 DICK’S House of Sport locations in 2025 and expect to begin construction on approximately 15 locations scheduled to open throughout 2026. By the end of 2027, we expect to have between 75 to 100 DICK’S House of Sport locations across the country. We also plan to open approximately 15 DICK’S Field House and approximately 8 Golf Galaxy Performance Center locations in 2025. By leveraging our real estate flexibility, we expect approximately two-thirds of our 2025 store openings will be relocations or remodels of existing store locations, which will increase our square footage in 2025 by approximately 2% to 3%.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our current $2.0 billion five-year share repurchase program authorized by our Board of Directors on December 16, 2021. During the 26 weeks ended August 2, 2025, we repurchased 1.4 million shares of our common stock at a cost of $298.7 million. As of August 2, 2025, the available amount remaining under the December 2021 share repurchase program is $212.9 million. On March 10, 2025, our Board of Directors authorized an additional five-year share repurchase program of up to $3.0 billion of our common stock. The Company plans to continue to purchase under the 2021 program until it is exhausted or expired.

Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 26 weeks ended August 2, 2025, we paid $196.1 million of dividends to our stockholders. On August 27, 2025, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.2125 per share of common stock and Class B common stock, payable on September 26, 2025 to stockholders of record as of the close of business on September 12, 2025.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $37.9 million, $49.6 million and $49.8 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows (in thousands):

	26 Weeks Ended
	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$735,641	$626,148
Net cash used in investing activities	(648,870)	(366,878)
Net cash used in financing activities	(546,018)	(368,455)
Effect of exchange rate changes on cash and cash equivalents	329	(136)
Net decrease in cash and cash equivalents	$(458,918)	$(109,321)
Operating Activities
Cash flows provided by operating activities increased $109.5 million for the 26 weeks ended August 2, 2025 compared to the same period in the prior year, primarily driven by the timing of income tax deductions following the enactment of provisions in the OBBBA and an increase from changes in inventory levels and accounts payable following last year’s investment in key merchandise categories to support our sales growth.
Investing Activities
Cash used in investing activities increased $282.0 million for the 26 weeks ended August 2, 2025 compared to the same period in the prior year. Gross capital expenditures increased $154.0 million, primarily driven by investments in new and future DICK’S House of Sport stores and DICK’S Field House stores, as well as the construction of our sixth distribution facility and higher investments in remodels or other store enhancements. Cash used in investing activities for the current period also includes $119.5 million in purchases of investments, which included $69.5 million of Foot Locker equity securities. Refer to Part I. Item 1. Financial Statements, Note 3 – Fair Value Measurements for further information.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility or other financing sources. Cash used in financing activities increased $177.6 million for the 26 weeks ended August 2, 2025, compared to the same period in the prior year, primarily due to higher share repurchases in the current year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in the Company’s 2024 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the second quarter of fiscal 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 2, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 2, 2025.
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On February 16, 2024, Plumbers and Pipefitters Local Union No. 719 Pension Trust Fund filed a putative shareholder class action complaint against the Company and certain of our executive officers and directors in the United States District Court for the Western District of Pennsylvania. On July 30, 2024, the Court appointed the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of the State of Rhode Island, and Western Pennsylvania Teamsters and Employers Pension Fund as lead plaintiffs in the action (now captioned In re Dick’s Sporting Goods, Inc. Securities Litigation, Case No. 2:24-cv-00196-NR-KT) (the “Securities Litigation”). On October 15, 2024, the lead plaintiffs filed a consolidated complaint against the same defendants alleging that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions about the Company’s business and financial condition, including regarding the Company’s inventory, margins, and business prospects, as well as inventory shrinkage related to retail theft. The consolidated complaint is brought on behalf of a putative class of those who purchased or otherwise acquired our common stock between August 23, 2022 and August 21, 2023, and seeks relief including damages and costs, including attorneys’ fees. The defendants filed a motion to dismiss the consolidated complaint on December 16, 2024. On August 12, 2025, the Magistrate Judge assigned to the case issued a Report and Recommendation recommending that Defendants’ motion to dismiss be granted in part and denied in part. The Magistrate Judge recommended that the claims based on statements related to inventory shrinkage, risk factors, and some statements regarding inventory be dismissed. The Company does not believe the consolidated complaint states any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
On February 13, 2025 and May 2, 2025, two stockholder derivative actions were filed against certain of our executive officers and directors, and against the Company as nominal defendant, in the United States District Court for the Western District of Pennsylvania. The complaints allege violations of Section 14(a) and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, and unjust enrichment, including based on alleged misrepresentations and omissions that are similar to the allegations in the Securities Litigation. The complaints seek relief on behalf of the Company including damages, restitution, and governance reforms, and an award of costs, including attorneys’ fees. On May 16, 2025, the Court consolidated the actions (now captioned In re Dick’s Sporting Goods, Inc. Derivative Litigation, Case No. 2:25-cv-00209-NR-KT) (the “Derivative Litigation”) and entered an order staying the consolidated action pending the resolution of the defendants’ motion to dismiss in the Securities Litigation. The Company does not believe that the derivative complaints state any meritorious claim and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
By letters dated June 23, 2025 and August 8, 2025, the Company received demands from purported stockholders for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware for asserted purposes including investigating possible wrongdoing and breach of fiduciary duty by the Company’s directors and/or officers related to allegations in the Securities Litigation and the Derivative Litigation. The Company has objected to the June 23, 2025 demand and is evaluating the August 8, 2025 demand.
We and our subsidiaries are involved in various other proceedings that are incidental to the normal course of our business. As of the date of this Quarterly Report on Form 10-Q, we do not expect that any of such other proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2024 Annual Report and in Part II, Item 1A. “Risk Factors” of the Company’s Form 10-Q filed with the SEC on June 9, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
May 4, 2025 to May 31, 2025	89	$193.78	—	$3,212,873,676
June 1, 2025 to July 5, 2025	810	178.17	—	$3,212,873,676
July 6, 2025 to August 2, 2025	3,871	204.42	—	$3,212,873,676
Total	4,770	$199.77	—
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under our previously announced five-year $2.0 billion share repurchase program, which was authorized by the Board of Directors on December 16, 2021 and announced on December 17, 2021 (the “2021 program”). On March 10, 2025, the Board of Directors authorized, and on March 11, 2025 the Company announced, an additional five-year share repurchase program of up to $3.0 billion of the Company’s common stock (the “2025 program”). The Company plans to continue to purchase under the 2021 program until it is exhausted or expired. The Company may suspend or discontinue the 2021 program or the 2025 program at any time.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
On July 1, 2025, Lauren Hobart, President and Chief Executive Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”). Ms. Hobart’s 10b5-1 Plan provides for the potential sale of up to 40,166 shares of the Company’s common stock. The plan commences on September 29, 2025, is intended to satisfy the affirmative defense of Rule 10b5-1(c), and will terminate on the earlier of the date all the shares under the plan are sold or March 10, 2026.
During the quarter ended August 2, 2025, none of the Company’s other directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
2.1*	Agreement and Plan of Merger, dated as of May 15, 2025, by and among DICK’S Sporting Goods, Inc., RJS Sub LLC, and Foot Locker, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2025
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, effective as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed June 14, 2021
3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 14, 2023	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 16, 2023
3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 11, 2025	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2025
10.1*	Credit Agreement, dated June 6, 2025, among DICK’S Sporting Goods, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2025
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 28, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of August 28, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of August 28, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of August 28, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit Number	Description of Exhibit	Method of Filing
101
The following financial information from DICK’S Sporting Goods, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025 formatted in Inline XBRL: (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these Condensed Consolidated Financial Statements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 28, 2025 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer
(principal executive officer)

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)