Form 10-Q
period 2025-11-01
DICK'S SPORTING GOODS, INC.
filed 2025-12-05
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2025
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
Yes ☐ No ☑

As of November 28, 2025, DICK’S Sporting Goods, Inc. had 66,398,273 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$4,167,773	$3,057,181	$10,989,066	$9,549,200
Cost of goods sold, including occupancy and distribution costs	2,786,913	1,963,737	7,091,849	6,084,762
GROSS PROFIT	1,380,860	1,093,444	3,897,217	3,464,438
Selling, general and administrative expenses	1,118,600	790,621	2,782,864	2,330,692
Merger and integration costs	138,549	—	146,577	—
Pre-opening expenses	30,614	16,779	56,377	46,806
INCOME FROM OPERATIONS	93,097	286,044	911,399	1,086,940
Interest expense	18,339	12,947	46,596	40,304
Other income	(29,649)	(23,976)	(97,142)	(75,124)
INCOME BEFORE INCOME TAXES	104,407	297,073	961,945	1,121,760
Provision for income taxes	29,195	69,260	241,043	256,422
NET INCOME	$75,212	$227,813	$720,902	$865,338
EARNINGS PER COMMON SHARE:
Basic	$0.88	$2.83	$8.88	$10.75
Diluted	$0.86	$2.75	$8.66	$10.43
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	85,070	80,404	81,186	80,473
Diluted	87,115	82,776	83,211	82,979

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
NET INCOME	$75,212	$227,813	$720,902	$865,338
OTHER COMPREHENSIVE INCOME (LOSS):
Hedge contracts - change in fair value of derivatives, net of taxes of $(924), $—, $(924) and $—, respectively	3,073	—	3,073	—
Hedge contracts - reclassifications, net of taxes of $443, $—, $443 and $—, respectively	(1,400)	—	(1,400)	—
Foreign currency translation adjustment, net of taxes of $573, $17, $469 and $60, respectively	(7,824)	(54)	(7,495)	(190)
TOTAL OTHER COMPREHENSIVE LOSS	(6,151)	(54)	(5,822)	(190)
COMPREHENSIVE INCOME	$69,061	$227,759	$715,080	$865,148

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$821,331	$1,689,940	$1,458,655
Accounts receivable, net	474,848	214,250	217,863
Income taxes receivable	62,578	4,920	7,806
Inventories, net	5,640,833	3,349,830	3,725,912
Prepaid expenses and other current assets	351,807	158,767	125,723
Total current assets	7,351,397	5,417,707	5,535,959
Property and equipment, net	3,336,701	2,069,914	1,958,017
Operating lease assets	4,658,820	2,367,317	2,382,697
Intangible assets, net	796,715	58,598	56,472
Goodwill	699,352	245,857	245,857
Deferred income taxes	72,203	52,684	42,031
Other assets	511,900	246,617	230,778
TOTAL ASSETS	$17,427,088	$10,458,694	$10,451,811

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,134,710	$1,497,743	$1,699,957
Accrued expenses	1,082,852	653,324	665,678
Operating lease liabilities	995,456	503,236	517,968
Income taxes payable	11,039	30,718	11,241
Deferred revenue and other liabilities	452,856	395,041	322,888
Total current liabilities	4,676,913	3,080,062	3,217,732
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Long-term debt and financing lease obligations	1,904,976	1,484,217	1,483,975
Long-term operating lease liabilities	4,798,817	2,500,307	2,487,303
Deferred income taxes	245,304	—	—
Other long-term liabilities	280,673	195,844	199,416
Total long-term liabilities	7,229,770	4,180,368	4,170,694
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	655	567	569
Class B common stock	236	236	236
Additional paid-in capital	3,704,365	1,495,329	1,470,946
Retained earnings	6,809,355	6,392,513	6,183,406
Accumulated other comprehensive loss	(6,577)	(755)	(519)
Treasury stock, at cost	(4,987,629)	(4,689,626)	(4,591,253)
Total stockholders' equity	5,520,405	3,198,264	3,063,385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,427,088	$10,458,694	$10,451,811

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2025	56,659	$567	23,571	$236	$1,495,329	$6,392,513	$(755)	$(4,689,626)	$3,198,264
Exercise of stock options	2	—	—	—	61	—	—	—	61
Restricted stock vested	423	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(167)	(1)	—	—	(31,105)	—	—	—	(31,106)
Net income	—	—	—	—	—	264,288	—	—	264,288
Stock-based compensation	—	—	—	—	19,180	—	—	—	19,180
Foreign currency translation adjustment, net of taxes of $(103)	—	—	—	—	—	—	325	—	325
Purchase of shares for treasury, including excise tax	(1,366)	(14)	—	—	—	—	—	(301,286)	(301,300)
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,318)	—	—	(97,318)
BALANCE, May 3, 2025	55,551	$556	23,571	$236	$1,483,461	$6,559,483	$(430)	$(4,990,912)	$3,052,394
Exercise of stock options	51	—	—	—	908	—	—	—	908
Restricted stock vested	13	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(4)	—	—	—	(953)	—	—	—	(953)
Net income	—	—	—	—	—	381,402	—	—	381,402
Stock-based compensation	—	—	—	—	18,768	—	—	—	18,768
Foreign currency translation adjustment, net of taxes of ($1)	—	—	—	—	—	—	4	—	4
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,437)	—	—	(97,437)
BALANCE, August 2, 2025	55,611	$556	23,571	$236	$1,502,184	$6,843,448	$(426)	$(4,990,912)	$3,355,086
Share consideration for Foot Locker acquisition	9,580	96	—	—	2,144,115	—	—	—	2,144,211
Fair value of partially vested equity awards assumed in connection with Foot Locker acquisition	—	—	—	—	29,032	—	—	—	29,032
Exercise of stock options	36	—	—	—	514	—	—	—	514
Restricted stock vested	395	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(153)	(1)	—	—	(34,179)	—	—	—	(34,180)
Net income	—	—	—	—	—	75,212	—	—	75,212
Stock-based compensation	—	—	—	—	62,703	—	—	—	62,703
Foreign currency translation adjustment, net of taxes of $573	—	—	—	—	—	—	(7,824)	—	(7,824)
Adjustment to excise tax on purchase of shares for treasury	—	—	—	—	—	—	—	3,283	3,283
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(109,305)	—	—	(109,305)
Hedge contracts, net of tax of $(481)	—	—	—	—	—	—	1,673	—	1,673
BALANCE, November 1, 2025	65,469	$655	23,571	$236	$3,704,365	$6,809,355	$(6,577)	$(4,987,629)	$5,520,405

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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	November 1, 2025	November 2, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$720,902	$865,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,543	290,360
Amortization of deferred financing fees and debt discount	10,215	1,747
Deferred income taxes	107,188	(4,185)
Stock-based compensation	100,651	50,716
Other, net	(41,030)	(6,795)
Changes in assets and liabilities:
Accounts receivable	(26,280)	(25,055)
Inventories	(571,011)	(877,115)
Prepaid expenses and other assets	(47,941)	(7,839)
Accounts payable	56,542	404,685
Accrued expenses	(92,908)	62,024
Income taxes payable / receivable	(83,126)	(48,518)
Construction allowances provided by landlords	119,495	54,445
Deferred revenue and other liabilities	(45,079)	(24,586)
Operating lease assets and liabilities	(51,884)	(54,915)
Net cash provided by operating activities	487,277	680,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(793,303)	(565,569)
Cash acquired from acquisition of Foot Locker, net of cash paid	257,095	—
Proceeds from sale of other assets	—	11,872
Other investing activities	(125,079)	(3,548)
Net cash used in investing activities	(661,287)	(557,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bridge facility financing fees	(7,863)	—
Payments on financing lease obligations	(420)	—
Transaction costs for debt issuance	(1,000)	—
Proceeds from exercise of stock options	1,484	13,277
Minimum tax withholding requirements	(66,239)	(41,893)
Cash paid for treasury stock	(303,671)	(170,268)
Cash dividends paid to stockholders	(305,532)	(273,097)
(Decrease) increase in bank overdraft	(9,246)	6,544
Net cash used in financing activities	(692,487)	(465,437)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,112)	(190)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(868,609)	(342,565)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689,940	1,801,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$821,331	$1,458,655
Supplemental disclosure of cash flow information:
Accrued property and equipment	$159,738	$124,808
Cash paid for interest, net of capitalized amounts	$27,854	$24,980
Cash paid for income taxes	$236,502	$306,547

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading omni-channel sporting goods retailer, offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store experiences and unique specialty shop-in-shops. In addition to DICK’S Sporting Goods stores, the Company owns and operates Golf Galaxy, Public Lands and Going Going Gone! specialty concept stores and also offers its products online and through its mobile apps. The Company also owns and operates DICK’S House of Sport and Golf Galaxy Performance Center, as well as GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping.
On September 8, 2025, the Company completed the acquisition of Foot Locker, Inc. and its subsidiaries ("Foot Locker"), a leading footwear and apparel retailer that expanded the Company's operations to serve the global sneaker community with a portfolio of brands including Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos across North America, Europe, Asia, and Australia, plus a licensed store presence in Europe, the Middle East and Asia. The unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q include the results of Foot Locker as a wholly-owned subsidiary of DICK’S Sporting Goods, Inc. from the date of acquisition forward through November 1, 2025. Refer to Note 2 – Acquisition of Foot Locker for further information.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025 as filed with the Securities and Exchange Commission on March 27, 2025 (the Company’s “2024 Annual Report”). Operating results for the 13 and 39 weeks ended November 1, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026 or any other period.
Significant Accounting Policies
The Company has updated the following significant accounting policies in the third quarter of fiscal 2025 following the acquisition of Foot Locker. There have not been any other material changes to the significant accounting policies included in the Company’s 2024 Annual Report.
Inventories, net
The Company determines inventory cost using different valuation methods across the DICK’S Sporting Goods and Foot Locker segments. For the DICK’S segment, inventory cost is determined using the weighted average cost method and consists of the direct costs of merchandise including freight, net of shrinkage, obsolescence, other valuation accounts and vendor allowances. For the Foot Locker segment, inventory cost is primarily determined using the retail inventory method, and includes freight, distribution center, and sourcing costs. Additionally, inventory cost for the Foot Locker segment is net of shrinkage and valuation reserves when current selling prices have not been marked down to market. Cost determination for Foot Locker merchandise inventories varies by geographic region, primarily including last-in, first out (“LIFO”) for domestic inventories and first-in, first-out (“FIFO”) for international inventories. Merchandise inventories for WSS and atmos banners are determined using the weighted average cost method. Inventories are stated at the lower of cost and net realizable value for inventories determined using weighted average cost, or market, for inventories determined using retial inventory method.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Financial Instruments
The Company’s Foot Locker segment has international operations and utilizes certain derivative financial instruments, such as cross-currency swap, option, and foreign exchange forward contracts to mitigate foreign currency exposure on merchandise inventory purchases and intercompany transactions. These instruments are recorded in the Company’s Consolidated Balance Sheet at their fair values. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility. Cash receipts and payments are classified according to their nature in the statement of cash flows; however, cash flows from a derivative instrument that is accounted for as a fair value hedge or cash flow hedge are classified in the same category as the cash flows from the items being hedged.
Pension and Postretirement Obligations
In connection with the Foot Locker acquisition, the Company acquired certain defined benefit pension plans, which include two non-qualified pension plans, and postretirement and life insurance plans. Prior to the acquisition of Foot Locker, all Company pension plans were closed to new entrants. Based on retirement date, retirees covered by these plans are charged either the expected full cost of the plan or costs above an annual limit subsidized by the sponsor. Additionally, as part of the Foot Locker acquisition, the Company acquired an executive postretirement medical plan, which is not funded.
Pension benefit obligations and net periodic pension costs are calculated using actuarial assumptions, including the discount rate and expected rate of return on plan assets. The discount rate is determined by reference to the Willis Towers Watson RATE:Link interest rate model that uses bond yield data to calculate an average spot rate for each future year. The model calculates a single discount rate that matches the present value for all future years in aggregate. The Company measures plan assets and benefit obligations using the month-end date that is closest to our fiscal year end. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considers historical as well as expected performance of those assets.
The acquired pension and postretirement plans had a net underfunded status of $14.9 million as of September 8, 2025, the acquisition date, which was recorded within other long-term assets, accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, consisting of $400.2 million in plan assets and $415.1 million in obligations. The weighted average discount rate used to determine the benefit obligations under the pension and postretirement plans as of September 8, 2025 was 5.2%.
Foreign Currency Translation
The functional currency of the Company’s international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed using current exchange rates in effect at the balance sheet date for balance sheet accounts, historical rates for equity accounts and the weighted-average rates of exchange prevailing during the year for revenue and expense accounts. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive loss within stockholders' equity.
Merger and Integration Costs
Merger and integration costs associated with the acquisition of Foot Locker primarily consist of legal and regulatory fees, other professional services, employee retention and severance costs. Merger and integration costs were $138.5 million and $146.6 million for the 13 and 39 weeks ended November 1, 2025. Refer to Note 2 – Acquisition of Foot Locker for further information.

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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted as of the beginning of an annual reporting period. The amendments may be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact that adoption of this accounting standard will have on the Company’s Financial Statements.
2. Acquisition of Foot Locker
On May 15, 2025, the Company announced it entered into a definitive merger agreement (the “Merger Agreement”) to acquire Foot Locker, a leading footwear and apparel retailer (the “Transaction”). Under the terms of the Merger Agreement, Foot Locker shareholders were permitted to elect to receive either (i) $24.00 in cash or (ii) 0.1168 shares of DICK’S Sporting Goods common stock for each share of Foot Locker common stock (“Stock Consideration”). On August 22, 2025, Foot Locker shareholders voted to adopt the Merger Agreement and the deadline to submit elections under the Merger Agreement was August 29, 2025.
On September 8, 2025, pursuant to the Merger Agreement, Foot Locker became a wholly-owned subsidiary of DICK’S Sporting Goods. The Transaction was an opportunity to create a global platform to serve a broader set of athletes through differentiated iconic concepts and robust digital experiences, supported by strong brand partnerships as a combined company, within the growing sports retail industry. Total purchase consideration for the Transaction was $2.5 billion, which was partially funded by cash on-hand in addition to the other components of consideration detailed in the table below:

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands)	September 8, 2025
Fair value of Stock Consideration	$2,144,211
Cash paid for outstanding Foot Locker common stock	222,962
Fair value of previously held equity interest (1)	111,632
Pre-combination fair value of replacement equity awards (2)	29,032
Cash paid for the settlement of equity awards	4,825
Total fair value of consideration exchanged	$2,512,662
(1) Represents the fair value of 4.3 million shares of Foot Locker common stock held by the Company prior to the Transaction, which was retired pursuant to the Merger Agreement.
(2) As part of the Transaction, the Company issued 0.5 million replacement equity awards to continuing Foot Locker employees based on the Stock Consideration for a total fair value of $101.4 million. The fair value of replacement awards was apportioned between purchase consideration, attributable to pre-combination vesting quantified in the table above, post-combination expense of $30.7 million to be recognized for vesting over the remaining original vesting period, and $41.7 million of immediate expense recognition for the acceleration of unvested equity awards for certain executives, which was included in merger and integration costs for the 13 and 39 weeks ended November 1, 2025 on the Consolidated Statements of Income.
Preliminary Purchase Price Allocation
We have accounted for the Transaction as a business combination under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed as of September 8, 2025:

(in thousands)	September 8, 2025
Cash and cash equivalents	$484,882
Accounts receivable	147,432
Inventories	1,718,069
Prepaid expenses and other current assets	170,101
Property and equipment, net	756,906
Operating lease assets	1,974,776
Goodwill	458,442
Intangible assets	740,000
Deferred tax assets	66,464
Other assets	166,768
Accounts payable	(590,720)
Accrued expenses	(473,429)
Operating lease liabilities	(444,770)
Deferred revenue and other liabilities	(112,784)
Long-term debt and financing lease obligations	(420,917)
Long-term operating lease liabilities	(1,882,742)
Deferred tax liabilities	(184,529)
Other long-term liabilities	(61,287)
Total preliminary purchase price	$2,512,662
The fair value of the identifiable intangible assets acquired, tradenames of the Foot Locker business, were estimated by utilizing the relief-from-royalty method, an income approach, utilizing Level 3 inputs and determined to have an indefinite life. Identifiable intangible assets recognized in the Transaction will be tested periodically for impairment as required by ASC 350 Intangibles - Goodwill and Other.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the Transaction, the Company recorded valuation allowances of $288.5 million as of the acquisition date. These allowances relate to deferred tax assets that are not more likely than not to be realized, primarily those associated with net operating loss carryforwards in certain foreign jurisdictions, along with other net deferred tax assets. The Company also established $49.8 million of net deferred tax liabilities recorded to goodwill on the excess of financial reporting basis over the tax basis of acquired assets. The measurement of these deferred tax liabilities reflects assumptions and estimates inherent in the Company’s preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period in accordance with ASC 805, Business Combinations.
The fair value of assets acquired and liabilities assumed are preliminary and based on the information that was available to management at the time the unaudited consolidated financial statements were prepared. As additional information about the fair value of assets acquired and liabilities assumed is obtained within the measurement period, which will not exceed twelve months from the date of the Transaction, the purchase price allocation may be revised and the impact may be material. The most significant areas of acquisition accounting that are not final are long-lived assets and income taxes, which will impact the total goodwill recognized as well.
Goodwill
Goodwill is calculated as the excess of consideration over the net assets acquired and attributable to future economic benefits expected because of the Transaction, including the assembled workforce of Foot Locker, sales and growth opportunities expanding into new markets, and synergies post-combination. Approximately $25.3 million of the total preliminary goodwill recognized in acquisition accounting is deductible for tax purposes. Goodwill recognized will be tested periodically for impairment as required by ASC 350 Intangibles - Goodwill and Other.
The following table presents changes in the carrying amount of goodwill recorded in the Company’s Consolidated Balance Sheets, summarized by reportable segment, including amounts recognized as part of the Transaction to the Foot Locker reportable segment (in thousands):

	Fiscal 2025
	DICK’S	Foot Locker	Total
Balance as of February 1, 2025	$245,857	$—	$245,857
Acquisition of Foot Locker	—	458,442	458,442
Currency translation	—	(4,947)	(4,947)
Balance as of November 1, 2025	$245,857	$453,495	$699,352
Results of operations
The Foot Locker reportable segment contributed net sales of $930.9 million and net loss of $45.1 million to each of the 13 weeks and 39 weeks ended November 1, 2025.
Unaudited pro forma financial information
The following unaudited pro forma combined financial information presents the combined results of the Company as if the Transaction had been completed on February 4, 2024. The unaudited pro forma combined financial information is provided for informational purposes only and may not be indicative of the operating results that would have occurred if the Transaction had occurred on February 4, 2024, nor is it indicative of the future results of the Company following the Transaction.

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$5,088,155	$5,018,181	$15,548,449	$15,289,563
Net income	$188,865	$215,851	$635,261	$769,738
Basic earnings per common share	$2.13	$2.40	$7.15	$8.55
Diluted earnings per common share	$2.08	$2.33	$6.98	$8.30

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unaudited pro-forma information for all periods presented includes the following accounting impacts resulting from the Transaction: (i) compensation expense for the fair value of the replacement equity awards; (ii) depreciation expense on property and equipment; (iii) lease expense, including favorable/unfavorable market terms, for acquired leases; (iv) interest expense for the senior notes due 2029; and (v) the elimination of the goodwill impairment charge of $110 million recorded in Foot Locker’s condensed consolidated statement of operations for the 26 weeks ended August 2, 2025. The pro forma net income for the 39 weeks ended November 2, 2024 includes $161.5 million of acquisition-related costs, and the pro forma net income for the 13 and 39 weeks ended November 1, 2025 excludes acquisition-related costs recognized in the respective periods. The unaudited pro forma financial information does not reflect any anticipated synergies or dis-synergies, operating efficiencies, or cost savings that may result from the integration costs that may be incurred.
Weighted average common shares outstanding in the calculation of basic and diluted earnings per share for all periods presented was adjusted to include the dilutive effect of 9.6 million shares of DICK’S Sporting Goods common stock issued as consideration for the Transaction.
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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income for earnings per common share	$75,212	$227,813	$720,902	$865,338

Weighted average common shares outstanding - basic	85,070	80,404	81,186	80,473
Dilutive effect of stock-based awards	2,045	2,372	2,025	2,506
Weighted average common shares outstanding - diluted	87,115	82,776	83,211	82,979

Earnings per common share:
Basic	$0.88	$2.83	$8.88	$10.75
Diluted	$0.86	$2.75	$8.66	$10.43

Stock-based awards excluded from diluted shares	58	2	24	24
For the 13 and 39 weeks ended November 1, 2025, weighted average common shares outstanding included approximately 5.9 million shares and approximately 2.0 million shares, respectively, from the 9.6 million shares of the Company’s common stock and replacement equity awards issued in connection with the Foot Locker acquisition. Refer to Note 2 – Acquisition of Foot Locker for additional information.
4. Fair Value Measurements
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
In connection with the Foot Locker acquisition, the Company acquired derivative financial instruments, which are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments.
Assets and liabilities measured at fair value on a recurring basis for the following periods are set forth in the table below (in thousands):

	November 1, 2025	February 1, 2025	November 2, 2024
Assets:
Level 1:
Deferred compensation plan assets held in trust	$177,758	$153,707	$153,252
Level 2:
Available-for-sale security	5,709	—	—
Foreign exchange forward contracts	2,225	—	—
Cross-currency swap contract	17,111	—	—
Total assets	202,803	153,707	153,252
Liabilities:
Level 1:
Deferred compensation liabilities	177,758	153,707	153,252
Level 2:
Foreign exchange forward contracts	2,911	—	—
Total liabilities	$180,669	$153,707	$153,252
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at November 1, 2025, February 1, 2025 and November 2, 2024.
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
During the 39 weeks ended November 1, 2025, the Company purchased $119.5 million of investments. These investments consist of $69.5 million of Foot Locker equity securities and $50.0 million for an equity method investment. The fair value of the Foot Locker securities owned by the Company on September 8, 2025 was $111.6 million, which was included in the purchase price consideration as part of the Foot Locker acquisition. The Company recorded non-cash gains of $6.4 million and $42.2 million, during the 13 and 39 weeks ended November 1, 2025, respectively, related to these equity securities within other income on the Consolidated Statements of Income, resulting from net changes in Foot Locker’s underlying stock price during the respective periods. The equity method investment is included within other long-term assets on the Consolidated Balance Sheets. Refer to Note 2 – Acquisition of Foot Locker for additional information.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term Debt
The Company discloses the fair value of its senior notes due 2029, 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	November 1, 2025		February 1, 2025		November 2, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2029 (1)	$383,546	$391,268	$—	$—	$—	$—
Senior notes due 2032	$744,523	$688,568	$743,933	$657,608	$743,740	$654,900
Senior notes due 2052	$740,434	$558,870	$740,284	$546,165	$740,235	$543,728
(1)Includes $18.1 million of senior notes issued by Foot Locker, not exchanged under the Exchange Offer. Refer to Note 7 - Senior Notes for additional information.
5. Operating Leases
The Company leases substantially all of its stores, an administrative office for the Foot Locker segment, ten of its distribution centers including three for the DICK’S Sporting Goods segment and seven for the Foot Locker segment, and certain equipment under non-cancellable operating leases that expire at various dates through 2043. The Company’s DICK’S stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The Company’s acquired Foot Locker stores typically have initial lease terms that range from 5 to 10 years, generally contain rent escalation provisions and some of these store leases contain renewal options with varying terms and conditions. These lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 39 weeks ended November 1, 2025 and November 2, 2024 were as follows (in thousands):

	39 Weeks Ended
	November 1, 2025	November 2, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$625,569	$530,658
Non-cash operating lease assets obtained in exchange for operating lease liabilities (1)	$2,932,939	$633,487
(1) The current year includes approximately $2.0 billion related to the right-of-use operating lease assets obtained from the Foot Locker acquisition, net of fair value adjustments. Refer to Note 2 - Acquisition of Foot Locker for additional information.
6. Revolving Credit Facility
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
The loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin which will initially be 0.125% with respect to the alternate base rate and 1.125% with respect to the adjusted SOFR, subject to adjustment based on the Company’s public debt rating. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The unused portion of the Credit Facility is subject to a commitment fee of 0.11% per year as of November 1, 2025, which is adjusted based on the Company’s public debt rating. There were no borrowings outstanding under the Company’s revolving line of credit agreements at November 1, 2025 or November 2, 2024. After adjusting for outstanding letters of credit of $26.1 million, the Company’s total remaining borrowing capacity under the Credit Facility was $1.97 billion at November 1, 2025.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of the Company’s non-guarantor subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. The Credit Agreement also contains a maximum lease-adjusted leverage ratio covenant. The Company was in compliance with all covenants of the Credit Agreement as of November 1, 2025.
7. Senior Notes
Overview and Key Terms
On September 11, 2025, the Company completed an offer to exchange (the “Exchange Offer”) any and all outstanding 4.000% senior notes due 2029 issued by Foot Locker (the “Foot Locker Notes”) for up to $400.0 million aggregate principal amount of new 4.000% senior notes due 2029 issued by the Company (the “DICK’S Notes”) and in certain instances, cash, and the related solicitation of consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture governing the Foot Locker Notes.
An aggregate principal amount of $381.9 million, or 95.48%, of the Foot Locker Notes were tendered and accepted in the Exchange Offer. The portion of Foot Locker Notes not exchanged, totaling $18.1 million in aggregate principal (collectively, the DICK’S Notes and remaining Foot Locker Notes are the “2029 Notes”), remained an outstanding obligation of Foot Locker, our wholly-owned subsidiary, and subordinate to our other outstanding long-term debt. The debt exchange was not considered an extinguishment of debt as the financial terms of the DICK’S Notes issued by the Company do not substantially differ from the Foot Locker Notes. In connection with the Exchange Offer, the Company solicited and obtained sufficient consents to amend the Foot Locker Notes and the related indenture with the trustee for the Foot Locker Notes to eliminate all restrictive covenants, certain affirmative covenants, and the obligation to repurchase upon change of control from the remaining $18.1 million of Foot Locker Notes outstanding as of September 11, 2025.
The DICK’S Notes were issued under a base indenture, dated as of January 14, 2022 (the “Base Indenture”), as supplemented by a supplemental indenture, dated as of September 11, 2025 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), in each case by and between the Company and U.S. Bank National Association, as trustee. The DICK’S Notes are unsecured, unsubordinated obligations of the Company and rank equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated debt and other obligations. The Company is required to pay interest on the 2029 Notes semi-annually, in arrears, on April 1 and October 1 of each year, commencing on October 1, 2025.
Carrying Value
The Company recorded the 2029 Notes at a fair value of $384.0 million as of September 8, 2025, the acquisition date, which included a fair value adjustment recognized as part of acquisition accounting and consent fees, the total of which will be amortized over the term of the 2029 Notes utilizing the effective interest method. Refer to Note 2 - Acquisition of Foot Locker for additional information. The carrying value of the 2029 Notes as of November 1, 2025 were as follows (in thousands):

November 1, 2025
Principal (1)	$400,000
Discount and issuance costs	(16,454)
Carrying amount	$383,546
(1) Includes $18.1 million of aggregate principal issued by Foot Locker, not exchanged under the Exchange Offer.
Redemption
The Company may redeem the 2029 Notes in whole or in part, at its option, at any time and from time-to-time prior to, July 1, 2029 (the date that is three months before the maturity date of the 2029 Notes) (the applicable date with respect to the 2029 Notes, the “Par Call Date”), at a “make-whole” price described in the Supplemental Indenture plus accrued and unpaid interest to, but excluding, the redemption date. In addition, on or after the Par Call Date, the Company may redeem the 2029 Notes, in whole or in part, at its option, at any time and from time-to-time, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Change in Control
In the event of certain change of control triggering events with respect to the 2029 Notes (subject to certain exceptions), the Company will be required to make an offer to each holder to repurchase all or part of its 2029 Notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.
Covenants
The Indenture contains certain covenants that, among other things, restrict the Company’s and certain of its subsidiaries’ ability to incur certain indebtedness secured by liens on certain assets and limit the ability of the Company to make certain fundamental changes, in each case subject to a number of exceptions and qualifications described in the Indenture. The Indenture also provides for customary events of default which, if any of them occur, would permit or require the principal of and accrued interest on the 2029 Notes to become, or to be declared, due and payable, as applicable. The Company was in compliance with all covenants of the Indenture as of November 1, 2025.
8. Revenue

The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the following fiscal periods (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Hardlines (1)	$1,104.4	$1,057.5	$3,768.9	$3,744.8
Apparel	1,111.0	966.1	3,004.2	2,773.5
Footwear (2)	1,851.4	950.9	3,937.4	2,805.4
Other (3)	101.0	82.7	278.6	225.5
Total net sales (4)	$4,167.8	$3,057.2	$10,989.1	$9,549.2

(1)Includes items such as sporting goods equipment, fitness equipment, golf equipment and fishing gear.
(2)Includes athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleats for team sports.
(3)Includes the Company’s non-merchandise sales categories, including in-store services, shipping, GameChanger and licensing revenues.
(4)The 13 and 39 weeks ended November 1, 2025 include $930.9 million of net sales for the Foot Locker segment from the acquisition date. Refer to Note 2 - Acquisition of Foot Locker for additional information.
The following table disaggregates net sales by geographic location for the following fiscal periods (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
United States	$3,831.8	$3,057.2	$10,653.1	$9,549.2
International	336.0	—	336.0	—
Total net sales	$4,167.8	$3,057.2	$10,989.1	$9,549.2

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Segment Reporting
The Foot Locker acquisition in the 13 weeks ended November 1, 2025 changed the organizational structure of the Company and resulted in a reassessment of reportable segments. Previously, the Company was structured as a single reportable segment entity, however, as a result of the Foot Locker acquisition the Company now has two reportable segments - DICK’S and Foot Locker. The Executive Chairman and the President & Chief Executive Officer together serve as the Chief Operating Decision Maker, or “CODM”, and they both assess the performance of and allocate resources to both reportable segments. In connection with the reorganization due to the Foot Locker acquisition, the measure of segment profit and loss utilized by the CODM changed from net income to segment profit as it is more reflective of the performance of the two reportable segments and is used by the CODM to decide how to reinvest profits across the reportable segments to strengthen a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, supported by brand partnerships as a combined company within the growing sports retail industry. Assets by reportable segment are not currently utilized by the CODM to evaluate performance or allocate resources and thus are not disclosed.
See the table below for significant expense categories and amounts for each reportable segment, and the reconciliation to income before taxes, which now incorporates the change in reportable segments for DICK’S and Foot Locker (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
DICK’S:
Net sales	$3,236,860	$3,057,181	$10,058,153	$9,549,200
Cost of merchandise and services sold	1,613,894	1,525,800	5,017,467	4,782,672
Occupancy costs (1)	303,280	289,477	887,361	846,375
Personnel expense (2)	485,490	456,822	1,427,377	1,355,637
Other segment items (4)	545,625	495,562	1,602,016	1,459,954
DICK’S segment profit	$288,571	$289,520	$1,123,932	$1,104,562

Foot Locker:
Net sales	$930,913	$—	$930,913	$—
Cost of merchandise and services sold (3)	558,849	—	558,849	—
Occupancy costs (1)	147,792	—	147,792	—
Personnel expense (2)	170,654	—	170,654	—
Other segment items (4)	99,946	—	99,946	—
Foot Locker segment loss	$(46,328)	$—	$(46,328)	$—

Total segment profit	$242,243	$289,520	$1,077,604	$1,104,562
Corporate and other expenses (5)	149,146	3,476	166,205	17,622
Income from operations	93,097	286,044	911,399	1,086,940
Interest expense	18,339	12,947	46,596	40,304
Other income (6)	(29,649)	(23,976)	(97,142)	(75,124)
Consolidated income before taxes	$104,407	$297,073	$961,945	$1,121,760
(1)Occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
(2)Personnel expenses include wages, salaries, and other forms of compensation related to store and administrative employees within selling, general and administrative expenses.
(3)Cost of merchandise and services sold for the Foot Locker segment includes supply chain costs as part of their application of the retail-inventory method.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)Includes expenses associated with advertising, bank card charges, pre-opening expenses, shipping expenses, costs to operate the Company’s internal eCommerce platforms, technology, other store expenses, certain foreign exchange transaction gains and losses, and expenses associated with operating the Company’s Customer Support Center or Foot Locker corporate headquarters. Additionally, other segment items include supply chain costs for the DICK’S segment, which are included in cost of merchandise and services sold for the Foot Locker segment.
(5)Corporate and other expenses include merger and integration costs and non-cash changes in fair value of employee deferred compensation plan investments held in rabbi trusts.
(6)Includes interest income of $12.0 million and $20.5 million for the 13 weeks ended November 1, 2025 and November 2, 2024, respectively and $33.2 million and $61.0 million for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively.

The following table quantifies depreciation and amortization expense by reportable segment for the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, respectively (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
DICK’S	$107,647	$101,141	$311,169	$290,360
Foot Locker	20,374	—	20,374	—
Total depreciation and amortization expense	$128,021	$101,141	$331,543	$290,360

The following table quantifies capital expenditures by reportable segment for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively (in thousands):

	November 1, 2025	November 2, 2024
DICK’S	$776,177	$565,569
Foot Locker	17,126	—
Total capital expenditures	$793,303	$565,569

10. Income Taxes
The Company’s effective tax rate for the 13 and 39 weeks ended November 1, 2025 was 28.0% and 25.1%, respectively, as compared to 23.3% and 22.9% for the 13 and 39 weeks ended November 2, 2024, respectively. The current year rates were unfavorably impacted by losses in certain foreign jurisdictions where tax benefits cannot be recognized and certain non-deductible transaction costs associated with the Foot Locker acquisition. In addition, the year-to-date effective tax rate for the prior year period benefited from a higher number of employee equity award exercises, which generated $15.7 million more in excess tax benefits than in the current year period. These increases were partially offset by a $10.8 million favorable tax impact from unrealized gains on the Company’s pre-existing Foot Locker investment that were not realized or taxable following completion of the acquisition. Refer to Note 2 – Acquisition of Foot Locker for further information.
Recent Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with ASC 740, “Income Taxes,” the Company has recognized the effects of the OBBBA during the current quarter for the provisions currently enacted, which has increased the Company’s deferred tax liability. The Company anticipates that the OBBBA will reduce its federal income tax liability and related tax payments for the current and future years, but will not have a significant impact to its annual effective tax rate. The Company is currently evaluating the future provisions but does not anticipate any significant impact to its financial statements.
11. Subsequent Event
On November 24, 2025, the Company’s Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.2125 per share on the Company’s common stock and Class B common stock. The dividend is payable on December 26, 2025 to stockholders of record as of the close of business on December 12, 2025.

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
Factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to:
▪Macroeconomic conditions, including inflation and/or prolonged inflationary pressures, elevated interest rates and recessionary pressures, adverse changes in consumer disposable income, consumer confidence and perception of global economic conditions, including as a result of new and shifting economic policies, geopolitical conflicts (including the conflicts in Ukraine and the Middle East) and the threat or outbreak of further conflicts, war, terrorism or public unrest; wage and unemployment levels; consumer debt and the cost of basic necessities and other goods; pandemics, epidemics, contagious disease outbreaks and other public health concerns and the effectiveness of measures to mitigate such impact;
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
▪Our ability to grow our DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center stores and execute our overall real estate strategy for DICK’S and Foot Locker, including the projected range of capital expenditures and associated costs;
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

▪Our athlete experiences and associated costs, innovation, liability and competition associated with our specialty stores and vertical brands;
▪Disruptions or other problems with our information systems, including GameChanger, our sports technology platform;
▪Risks and costs relating to changing laws, regulations, interpretations and other guidance affecting our business, including consumer products; firearms and ammunition; tax; cash repatriation; foreign trade and tariff structures; labor; data protection; privacy; eCommerce (including AI and machine learning); and environmental, social, and governance issues;
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
▪Weather-related risks and seasonal influences and the overall seasonality of certain categories of our business;
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
▪Obligations and other provisions related to our indebtedness, including the senior notes due 2029 (the “2029 Notes”), the senior notes due 2032 (the “2032 Notes”) and senior notes due 2052 (the “2052 Notes” and together with the 2029 Notes and the 2032 Notes, collectively, the “Senior Notes”);
▪Our charter’s current anti-takeover provisions, which could prevent or delay a change in control of the Company;
▪The issuance of quarterly cash dividends and our repurchase activity, if any, pursuant to our share repurchase programs;
▪The availability of adequate capital;
▪Our future results of operations and financial condition; and
▪Risks related to the Transaction, including the ability to promptly and effectively integrate the businesses of DICK’S Sporting Goods and Foot Locker, the dilution caused by the issuance of shares of our common stock as part of the Transaction, the risk that the benefits from the Transaction, including anticipated cost synergies, may not be fully realized or may take longer to realize than expected, potential adverse reactions of DICK’S Sporting Goods’ or Foot Locker’s customers, employees, or other business partners and/or the risk of litigation, and the diversion of Company management’s attention and time from ongoing business operations and opportunities due to integration efforts.

The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended February 1, 2025, filed on March 27, 2025 (our “2024 Annual Report”) and our Quarterly Reports on Form 10-Q filed on June 9, 2025 and August 28, 2025. In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

NON-GAAP FINANCIAL MEASURES
In this Quarterly Report on Form 10-Q, the Company has reported forward-looking information for certain financial measures that differ from what is reported under generally accepted accounting principles ("GAAP"). These non-GAAP financial measures include earnings per diluted share for the DICK’S Business and gross margin and operating margin for the Foot Locker Business, which management believes provides investors with useful supplemental information to evaluate the Company’s ongoing operations and to compare with past and future periods. Management also uses these non-GAAP measures internally for forecasting, budgeting, and measuring its operating performance. These measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial measures prepared in accordance with GAAP. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.
Information reconciling certain forward-looking GAAP measures to non-GAAP measures related to: (i) the DICK'S Business full year 2025 outlook and guidance, including earnings per diluted share; and (ii) the Foot Locker Business fourth quarter fiscal 2025 outlook and guidance, including gross margin and operating margin, in each case presented herein on a non-GAAP basis due to the exclusion of investment gains, merger and integration costs and costs associated with actions to address unproductive assets related to the Foot Locker acquisition, is not available without unreasonable effort due to high variability, complexity and uncertainty involved in forecasting and quantifying certain amounts with respect to and resulting from the acquisition that are necessary for such reconciliations. For those reasons, we are unable to address the probable significance of the unavailable information, which could have a potentially unpredictable, and potentially significant, impact on our future GAAP financial results.
OVERVIEW
We are a leading omni-channel sporting goods retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. Our banners include DICK’S Sporting Goods, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center. As owner and operator of Foot Locker, including Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos, we serve the global sneaker community across North America, Europe, Asia, and Australia, plus a licensed store presence in Europe, the Middle East and Asia. We also own and operate GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
When we refer to the “DICK’S Business” in this Quarterly Report on Form 10-Q (this “10-Q Report”), we are describing the results of existing DICK’S Sporting Goods operations, encompassing the DICK’S Sporting Goods, Golf Galaxy, Going Going Gone! and Public Lands banners, as well as GameChanger. When we refer to the “Foot Locker Business” we are describing the results of our newly acquired operations, including the Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners.
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
We believe there is strength and momentum in the sports industry in the United States and expect this trend to continue in the near term, with continued excitement around women’s sports, the 2026 World Cup and the 2028 Olympics. We believe that the convergence of sport and culture has never been stronger and that we are well-positioned for this opportunity. From this position of strength, we plan to continue to make investments in digital and in-store opportunities to further grow our market share through repositioning our store portfolio, driving continued growth across our key categories and accelerating our eCommerce channel.

Acquisition of Foot Locker
On September 8, 2025, we completed the acquisition of Foot Locker, a leading footwear and apparel retailer, for total purchase consideration of $2.5 billion, pursuant to the Merger Agreement dated May 15, 2025. The acquisition of Foot Locker is a transformative step towards creating a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, which we believe will deepen our brand partnerships as a combined company in a way that will redefine sports retail. Foot Locker delivered sales of $8 billion in fiscal 2024 and encompasses a portfolio of brands including Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker for further information.
The Foot Locker Business contributed net sales of $930.9 million and net loss of $45.1 million during the third quarter of 2025. These results reflect the operations from the September 8, 2025 acquisition date through the end of the third quarter, which does not include the peak back-to-school selling season in August. Pro forma comparable sales for the Foot Locker Business, which assume Foot Locker had been acquired at the beginning of the following respective periods, decreased 4.7% and 3.2% for the 13 and 39 weeks ended November 1, 2025, respectively. These declines in Foot Locker’s proforma comparable sales include Foot Locker International comparable sales decreases of 10.2% and 9.9% for the 13 and 39 weeks ended November 1, 2025, respectively, which represent operations of the Foot Locker Business in Europe and Asia Pacific. Additionally, we incurred $154.4 million of pre-tax acquisition-related costs during the year-to-date period, consisting of $146.6 million in merger and integration costs, which include legal and regulatory fees, other professional services, employee retention and severance costs related to the acquisition, as well as $7.9 million of interest expense related to bridge financing fees.
In the time subsequent to the closing date, we believe we have assembled a world-class leadership team to lead the Foot Locker Business and initiated a strategic review of the business to identify underperforming assets across its inventory assortment and store portfolio. We expect to take future actions to optimize the inventory assortment and store portfolio of the Foot Locker Business, as well as incur other merger and integration charges, which will result in estimated pre-tax charges of $500 million to $750 million. Additionally, we expect the acquisition to deliver between $100 million to $125 million in cost synergies in the medium-term, to be primarily achieved through procurement and direct sourcing efficiencies.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates, inflationary pressures and changes to international trade policies from taxation and tariffs, all of which could impact pricing, consumer discretionary spending behavior and the promotional landscape in which we operate.
Despite this increasingly complex and dynamic macroeconomic environment, we continue to drive comparable sales growth in our DICK’S Business through execution of our core strategies, and with our strong vendor relationships and operational strength, we believe we are well-positioned for long-term growth.
Overview of 2025 Outlook for our DICK’S Business:
As a result of our strong performance, confidence in our strategic initiatives, and our operational strength against the macroeconomic environment, we have raised our full year 2025 outlook for the DICK’s Business and expect comparable sales growth for the year to be in the range of 3.5% to 4.0% and earnings per diluted share to be in the range of $14.25 to $14.55, which does not include investment gains, merger and integration costs or the dilutive effect of the 9.6 million shares issued as part of the Foot Locker acquisition.
•Driven by the quality of our assortment, we continue to expect to drive gross margin expansion for fiscal 2025.
•We anticipate selling, general and administrative expenses to deleverage in fiscal 2025, driven by strategic investments digitally, in-store and in marketing to better position our business for long-term growth based upon the strength of our business. We expect this deleverage to continue to moderate in the fourth quarter.
Overview of Fourth Quarter 2025 Outlook for our Foot Locker Business:
As a result of our anticipated actions to optimize Foot Locker’s inventory, we expect gross margin rates as a percentage of sales to decline 1,000 to 1,500 basis points for the fourth quarter of fiscal 2025 compared to Foot Locker’s reported results in the same period last year, and pro forma comparable sales to decrease mid to high single digits as compared to the same period last year. We expect operating income to be slightly negative, which excludes the impact of strategic actions to address unproductive assets, including the optimization of inventory and the closure of underperforming stores.

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
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including:
▪Comparable sales performance – Our management considers comparable sales, which includes digital revenue, to be an important indicator of our current performance. Comparable sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable sales results. Our digital revenue includes all eCommerce sales, including omni-channel transactions which are fulfilled by our stores, GameChanger subscriptions as well as revenue from our DICK’S Media Network. The Foot Locker Business will be included in our comparable sales calculation beginning in the fourth quarter of fiscal 2026, which is when these stores will commence their 14th full month of operations following the date of acquisition. For further discussion of our comparable sales refer to the “Results of Operations and Other Selected Data” section herein.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
As discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2024 Annual Report, we consider our policies on inventory obsolescence, inventory shrink, goodwill and intangible assets, and impairment of long-lived assets to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to the Company’s critical accounting policies and estimates from those disclosed in the Company’s 2024 Annual Report, except resulting from the Foot Locker acquisition, as set forth below.
Business Combinations
In the third quarter of 2025, we completed the acquisition of Foot Locker which required application of the acquisition method of accounting. In accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values and the excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The determination of fair value requires significant judgment by management and involves the use of estimates and assumptions which we believe provides a reasonable basis for determining fair value. Accordingly, we engaged outside appraisal firms to assist in the fair value determination of long-lived assets, income taxes and any other significant assets or liabilities. We may adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker for further information.
Valuation Allowance for Deferred Tax Assets
We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We evaluate the likelihood that our deferred tax assets will be realized based on expected future taxable income, which requires management to apply significant judgment . In making this assessment, we evaluate all available positive and negative evidence to determine whether it is more likely than not that our deferred tax assets will be recovered, including historical and projected operating results, the expected timing and source of future taxable income, the anticipated reversal of existing temporary differences, and the availability of prudent and feasible tax-planning strategies. Because this analysis involves forward-looking estimates and the weighting of evidence that varies across jurisdictions—particularly in regions with cumulative losses, limited visibility into near-term profitability, or recent acquisition-related changes—the determination of whether a valuation allowance is required involves significant judgment. When the weight of the evidence indicates that realization is not more likely than not, we record a valuation allowance.
In connection with the Foot Locker acquisition, we recorded valuation allowances in the amount of approximately $288.5 million as of the acquisition date. These allowances relate to deferred tax assets that are not more likely than not to be realized, primarily those associated with net operating loss carryforwards in certain foreign jurisdictions, along with other net deferred tax assets.
These valuation allowances may be released in future years when it becomes more likely than not that some portion or all of the deferred tax assets will be realized. We will periodically reassess available evidence including projected income, reversal of temporary differences, tax planning actions, and recent results of operations to determine whether positive evidence outweighs any other negative indicators. Any required release or addition of valuation allowance will be reflected as a tax benefit or expense in our Consolidated Statements of Income. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker and Note 10 – Income Taxes for further information.

RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 36.3% to $4.17 billion in the current quarter from $3.06 billion during the third quarter of 2024, which includes $930.9 million of net sales for the Foot Locker Business and a 5.7% increase in comparable sales for the DICK’S Business. Comparable sales increased 4.3% in the third quarter of 2024 compared to same period in the previous year.
▪In the current quarter, we reported net income of $75.2 million, or $0.86 per diluted share, compared to $227.8 million, or $2.75 per diluted share, during the third quarter of 2024.
▪Earnings per diluted share in the current quarter includes a $45.1 million net loss from the Foot Locker Business and the dilutive effect of 9.6 million shares of the Company’s common stock issued in connection with the Foot Locker acquisition, which together decreased earnings per diluted share by $0.71.
▪Net income also includes $121.1 million, net of tax, or $1.39 per diluted share, of acquisition-related costs, which includes merger and integration costs and bridge financing fees related to the Foot Locker acquisition, partially offset by non-cash gains from our investment in Foot Locker equity securities of $6.4 million and the favorable tax impact from previously recognized gains that are not taxable following completion of the acquisition, net of tax, or $0.18 per diluted share.
▪During the third quarter of 2025, we:
▪Declared and paid a quarterly cash dividend in the amount of $1.2125 per share of our common stock and Class B common stock.
▪As of November 1, 2025, we operated 3,230 store locations across the DICK’S and Foot Locker Businesses. The following tables summarize store activity in fiscal 2025:

	Store Count Information					Gross Square Footage (9) (10) (in millions)
	Beginning Stores	New Stores	Closed Stores	Relocated / Converted (8)	Ending Stores	Beginning	Ending

DICK’S
DICK’S (1)	677	—	(3)	(25)	649	36.3	34.6
DICK’S Field House (1)	27	2	—	12	41	1.6	2.3
DICK’S House of Sport	19	3	—	13	35	2.2	3.8
Total DICK’S	723	5	(3)	—	725	40.1	40.8

Other Specialty Concepts
Golf Galaxy (2)	109	3	—	—	112	2.4	2.5
Going Going Gone! (3)	50	7	(6)	—	51	2.2	2.3
Other	3	—	—	—	3	0.1	0.1
Total Other Specialty Concepts	162	10	(6)	—	166	4.8	4.9
Total DICK’S Business	885	15	(9)	—	891	44.8	45.7

	Store Count Information					Gross Square Footage (4) (10) (in millions)
	Beginning Stores (4)	New Stores	Closed Stores	Relocated / Converted (8)	Ending Stores	Beginning	Ending

Foot Locker North America	745	1	(2)	—	744	4.3	4.3
Champs Sports	376	—	—	—	376	2.2	2.2
Kids Foot Locker	365	1	(3)	—	363	1.3	1.3
WSS	151	—	—	—	151	1.9	1.9
Total North America (5)	1,637	2	(5)	—	1,634	9.7	9.7

Foot Locker Europe (6)	585	1	(5)	—	581	2.3	2.3
Foot Locker Asia Pacific	95	—	(1)	—	94	0.4	0.4
atmos	30	—	—	—	30	—	—
Total International	710	1	(6)	—	705	2.8	2.7
Total Owned Stores	2,347	3	(11)	—	2,339	12.5	12.5
Licensed stores (7)	246	8	(4)	—	250	1.1	1.1
Total Foot Locker Business	2,593	11	(15)	—	2,589	13.6	13.6
(1)Beginning store count and square footage were updated to reflect one DICK’S Field House location that opened in fiscal 2024, which was previously reflected as a DICK’S store.
(2)As of November 1, 2025, includes 31 Golf Galaxy Performance Centers, with seven new openings during fiscal 2025, four of which were conversions of prior Golf Galaxy store locations.
(3)Beginning store count and square footage were updated to reflect Warehouse Sale locations as described in the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025. As of February 2, 2025, beginning amounts now include 29 Warehouse Sale locations and 1.3 million of related square footage.
(4)Beginning stores and square footage reflect acquired Foot Locker stores as of September 8, 2025.
(5)Represents store locations in the United States and Canada and related square footage.
(6)Represents Foot Locker store locations in Europe, including five Kids Foot Locker stores and related square footage, as of November 1, 2025.
(7)Reflects licensed stores operating in the Middle East, Asia and Europe.
(8)Reflects stores converted between concept or prototype through store relocations or remodels as part of the Company's strategy to reposition its store portfolio. In addition to stores that converted between concepts, the Company relocated or remodeled seven stores during the current year period, consisting of four Golf Galaxy and three Going Going Gone! store locations.
(9)Includes square footage as of November 1, 2025 related to a Public Lands store closure as we plan to convert it into a DICK’S Field House store during early fiscal 2026.
(10)Columns may not recalculate due to rounding.

Consolidated Operating Results
The following table presents selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2024 period, and other data, and is provided to facilitate a further understanding of our business. Results herein for the 13 and 39 weeks ended November 1, 2025 reflect Foot Locker operations from the September 8, 2025 acquisition date through the end of the third quarter, which does not include the peak back-to-school selling season in August. This table should be read in conjunction with Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q Report and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2024-2025 (A)			Basis Point Change in Percentage of Net Sales from Prior Year 2024-2025 (A)
	13 Weeks Ended			39 Weeks Ended
	November 1, 2025 (A)	November 2, 2024		November 1, 2025 (A)	November 2, 2024
Net sales (1)	100.00%	100.00%	N/A	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	66.87	64.23	264	64.54	63.72	82
Gross profit	33.13	35.77	(264)	35.46	36.28	(82)
Selling, general and administrative expenses (3)	26.84	25.86	98	25.32	24.41	91
Merger and integration costs (4)	3.32	—	332	1.33	—	133
Pre-opening expenses (5)	0.73	0.55	18	0.51	0.49	2
Income from operations	2.23	9.36	(713)	8.29	11.38	(309)
Interest expense	0.44	0.42	2	0.42	0.42	—
Other income	(0.71)	(0.78)	7	(0.88)	(0.79)	(9)
Income before income taxes	2.51	9.72	(721)	8.75	11.75	(300)
Provision for income taxes	0.70	2.27	(157)	2.19	2.69	(50)
Net income	1.80%	7.45%	(565)	6.56%	9.06%	(250)
Other data:
Comparable sales increase (6)	5.7%	4.3%		5.0%	4.7%
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
(4)Merger and integration costs include legal and regulatory fees, other professional services, employee retention and severance costs related to the acquisition of Foot Locker.
(5)Pre-opening expenses, which consist primarily of rent, marketing (including grand opening advertising costs), payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling.
(6)Foot Locker will be included in the quarterly comparable store base beginning in the fourth quarter of fiscal 2026, which is when these stores will commence their 14th full month of operations following the date of acquisition. Additionally, beginning in fiscal 2025, we revised our method for calculating comparable sales to include Warehouse Sale locations beginning in the stores’ 14th full month of operations, similar to our other store locations. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025.

13 Weeks Ended November 1, 2025 Compared to the 13 Weeks Ended November 2, 2024
Net Sales
Net sales increased 36.3% to $4,167.8 million in the current quarter from $3,057.2 million for the quarter ended November 2, 2024, which includes $930.9 million of Foot Locker net sales since the acquisition date and a $171.3 million, or 5.7%, increase in comparable sales for the DICK’S Business. The remaining increase in net sales was primarily attributable to new stores, including DICK’S Field House, DICK’S House of Sport and Golf Galaxy Performance Center locations. The increase in comparable sales for the DICK’S Business includes a 4.4% increase in sales per transaction and a 1.3% increase in transactions, and reflects growth in footwear, golf, athletic apparel, licensed merchandise and team sports, partially offset by declines in outdoor equipment.
Income from Operations
Income from operations decreased to $93.1 million in the current quarter compared to $286.0 million for the quarter ended November 2, 2024.
Gross profit increased to $1,380.9 million in the current quarter from $1,093.4 million for the quarter ended November 2, 2024, but decreased as a percentage of net sales by 264 basis points primarily due to lower gross margin in the Foot Locker Business, which reflects the impact of promotional actions taken to manage healthy inventory levels. Gross profit increased 27 basis points as a percentage of net sales for the DICK’S Business, driven primarily by the quality of our assortment and leverage on fixed occupancy costs. Occupancy costs, which after the cost of merchandise represents the largest item within our cost of goods sold, are generally fixed on a per store basis and fluctuate based on the number of stores that we operate.
Selling, general and administrative expenses increased 41.5% to $1,118.6 million in the current quarter from $790.6 million for the quarter ended November 2, 2024, and increased as a percentage of net sales by 98 basis points. The $328.0 million increase in current quarter expense includes $259.9 million from the Foot Locker Business since the acquisition date. The remaining increase is primarily due to strategic digital and in-store investments across technology and talent, partially offset by lower incentive compensation expenses compared to the quarter ended November 2, 2024. The current quarter also includes a $7.1 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $138.5 million in the current quarter ended November 1, 2025. These costs include legal and regulatory fees, other professional services, employee retention and severance costs related to the acquisition of Foot Locker.
Pre-opening expenses increased to $30.6 million in the current quarter from $16.8 million for the quarter ended November 2, 2024. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations. The current quarter includes pre-opening expenses to support the opening of 13 new DICK’S House of Sport stores compared to three in the prior year quarter.
Other Income
Other income totaled $29.6 million in the current quarter compared to $24.0 million for the prior year quarter. The $5.6 million increase was primarily driven by non-cash gains from an investment in Foot Locker equity securities prior to the acquisition of $6.4 million and a $7.1 million expense decrease compared to the prior year from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount. Increases in other income were partially offset by a $8.5 million decrease in interest income primarily as a result of lower average cash and cash equivalents and lower average interest rates during the current quarter.
Income Taxes
Our effective tax rate increased to 28.0% in the current quarter from 23.3% for the quarter ended November 2, 2024. The effective tax rate for the current quarter was unfavorably impacted by losses in certain foreign jurisdictions where tax benefits cannot be recognized and certain non-deductible acquisition-related costs associated with the Foot Locker acquisition, partially offset by a $10.8 million favorable tax impact from the gains on the Company’s pre-existing Foot Locker investment that are not taxable following completion of the acquisition.

39 Weeks Ended November 1, 2025 Compared to the 39 Weeks Ended November 2, 2024
Net Sales
Net sales increased 15.1% to $10,989.1 million in the current period from $9,549.2 million for the prior year period ended November 2, 2024, which includes $930.9 million of Foot Locker net sales since the acquisition date and a $473.3 million, or 5.0%, increase in comparable sales for the DICK’S Business. The remaining increase in net sales was primarily attributable to new stores, including DICK’S Field House, DICK’S House of Sport and Golf Galaxy Performance Center locations. The increase in comparable sales for the DICK’S Business includes a 4.1% increase in sales per transaction and a 0.9% increase in transactions, and reflects growth in footwear, golf, athletic apparel, licensed merchandise and team sports, partially offset by declines in outdoor equipment.
Income from Operations
Income from operations decreased to $911.4 million in the current period, compared to $1,086.9 million for the prior year period.
Gross profit increased to $3,897.2 million in the current period from $3,464.4 million for the prior year period, but decreased as a percentage of net sales by 82 basis points primarily due to lower gross margin in the Foot Locker Business. Gross profit increased 34 basis points as a percentage of net sales for the DICK’S Business, driven primarily by the quality of our assortment and leverage on fixed occupancy costs.
Selling, general and administrative expenses increased 19.4% to $2,782.9 million in the current period from $2,330.7 million for the prior year period, and increased as a percentage of net sales by 91 basis points. The $452.2 million increase in current period expense includes $259.9 million from the Foot Locker Business since the acquisition date. The remaining increase is primarily due to strategic digital and in-store investments across technology and talent, and marketing, offset by lower incentive compensation expenses compared to the period ended November 2, 2024. The current period also includes a $2.0 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $146.6 million in the current period ended November 1, 2025. These costs include legal and regulatory fees, other professional services, employee retention and severance costs related to the acquisition of Foot Locker.
Pre-opening expenses increased to $56.4 million in the current period from $46.8 million for the prior year period. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations. The current period includes pre-opening expenses to support the opening of 16 new DICK’S House of Sport stores, compared to five in the prior year period.
Other Income
Other income totaled $97.1 million in the current period compared to $75.1 million for the period ended November 2, 2024. The $22.0 million increase was primarily driven by non-cash gains from an investment in Foot Locker equity securities prior to the acquisition of $42.2 million, partially offset by a $27.8 million decrease in interest income primarily as a result of lower average cash and cash equivalents and lower average interest rates during the current period and a $2.0 million expense decrease compared to the prior year period from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.

Income Taxes
Our effective tax rate increased to 25.1% in the current period from 22.9% for the same period last year. The effective tax rate for the current period was unfavorably impacted by losses in certain foreign jurisdictions where tax benefits cannot be recognized and certain non-deductible acquisition-related costs associated with the Foot Locker acquisition. In addition, the effective tax rate for the prior year period was favorably impacted by a higher number of employee equity awards exercised, which resulted in $15.7 million of higher excess tax benefits in the prior year period compared to the current period. These increases were partially offset by a $10.8 million favorable tax impact from the gains on the Company’s pre-existing Foot Locker investment that are not taxable following completion of the acquisition.

Operating Results by Business Segments
The following section includes certain financial information related to the operating results for our DICK’S Business and Foot Locker Business during the periods presented.
13 Weeks Ended November 1, 2025 Compared to the 13 Weeks Ended November 2, 2024

	13 Weeks Ended
(dollars in thousands)	November 1, 2025	% of Sales	November 2, 2024	% of Sales	% Increase (Decrease)	Basis Point Change (A)
Net sales
DICK’S Business	$3,236,860	100.00%	$3,057,181	100.00%	5.9%
Foot Locker Business	930,913	100.00%	—	—%	*
Total net sales	$4,167,773	100.00%	$3,057,181	100.00%	36.3%

Gross profit
DICK’S Business	$1,166,573	36.04%	$1,093,444	35.77%	6.7%	27 bps
Foot Locker Business	214,287	23.02%	—	—%	*	*
Total gross profit	$1,380,860	33.13%	$1,093,444	35.77%	26.3%	(264) bps

Business segment profit (loss)
DICK’S Business	$288,571	8.92%	$289,520	9.47%	(0.3)%	(55) bps
Foot Locker Business	(46,328)	(4.98)%	—	—%	*	*
Total business segment profit	242,243	5.81%	289,520	9.47%	(16.3)%	(366) bps
Corporate and other expenses	149,146		3,476
Total income from operations	$93,097		$286,044
* Calculation not meaningful.
(A) Column may not recalculate due to rounding.
DICK’S Business
Net sales for the DICK’S Business increased 5.9% to $3,236.9 million in the current quarter from $3,057.2 million for the quarter ended November 2, 2024, due primarily to a 5.7% increase in comparable sales, which reflects growth in footwear, golf, athletic apparel, licensed merchandise and team sports, partially offset by declines in outdoor equipment. The 5.7% increase in comparable sales includes a 4.4% increase in sales per transaction and a 1.3% increase in transactions.
Gross profit for the DICK’S Business increased to $1,166.6 million in the current quarter from $1,093.4 million for the quarter ended November 2, 2024 and increased as a percentage of net sales by 27 basis points. Merchandise margins as a percentage of net sales increased five basis points as a result of the quality of our assortment. Occupancy costs increased $13.8 million and leveraged ten basis points as a percentage of net sales. The remaining increase in gross profit as a percentage of net sales was driven by leverage on eCommerce shipping and fulfillment costs due to the increase in net sales.
Segment profit for the DICK’S Business decreased 0.3%, or 55 basis points as a percentage of net sales, to $288.6 million for the current quarter compared to $289.5 million for the quarter ended November 2, 2024. Gross profit expansion of 27 basis points was offset by 45 basis points of deleverage in selling, general and administrative expenses and 38 basis points from preopening expenses compared to the prior year quarter ending November 2, 2024. Selling, general and administrative expenses increased $60.9 million in the current quarter due to our strategic digital and in-store investments across technology and talent, partially offset by lower incentive compensation expenses compared to the quarter ended November 2, 2024. Preopening expenses increased $13.1 million in the 13 weeks ended November 1, 2025, due primarily to the opening of 13 new DICK’S House of Sport stores in the current quarter compared to three in the prior year quarter.
Foot Locker Business
The acquisition of Foot Locker was completed on September 8, 2025; therefore, there is no comparative prior period. Financial results for the 13 weeks ended November 1, 2025 include Foot Locker’s operations from the acquisition date.

Corporate and other expenses
Corporate and other expenses for segment reporting purposes represent costs not specifically related to the operations of our segments. Corporate and other expenses for the 13 weeks ended November 1, 2025, consisted of $138.5 million in merger and integration costs related to the acquisition of Foot Locker and a $7.1 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in other income on the Consolidated Statements of Income.
39 Weeks Ended November 1, 2025 Compared to the 39 Weeks Ended November 2, 2024

	39 Weeks Ended
(dollars in thousands)	November 1, 2025	% of Sales	November 2, 2024	% of Sales	% Increase (Decrease)	Basis Point Change (A)
Net sales
DICK’S Business	$10,058,153	100.00%	$9,549,200	100.00%	5.3%
Foot Locker Business	930,913	100.00%	—	—%	*
Total net sales	$10,989,066	100.00%	$9,549,200	100.00%	15.1%

Gross profit
DICK’S Business	$3,682,930	36.62%	$3,464,438	36.28%	6.3%	34 bps
Foot Locker Business	214,287	23.02%	—	—%	*	*
Total gross profit	$3,897,217	35.46%	$3,464,438	36.28%	12.5%	(82) bps

Business Segment profit (loss)
DICK’S Business	$1,123,932	11.17%	$1,104,562	11.57%	1.8%	(40) bps
Foot Locker Business	(46,328)	(4.98)%	—	—%	*	*
Total business segment profit	1,077,604	9.81%	1,104,562	11.57%	(2.4)%	(176) bps
Corporate and other expenses	166,205		17,622
Total income from operations	$911,399		$1,086,940
* Calculation not meaningful.
(A) Column may not recalculate due to rounding.
DICK’S Business
Net sales for the DICK’S Business increased 5.3% to $10,058.2 million in the current period from $9,549.2 million for the 39 weeks ended November 2, 2024, due primarily to a 5.0% increase in comparable sales, which reflects growth in footwear, golf, athletic apparel, licensed merchandise and team sports, partially offset by declines in outdoor equipment. The 5.0% increase in comparable sales includes a 4.1% increase in sales per transaction and a 0.9% increase in transactions.
Gross profit for the DICK’S Business increased to $3,682.9 million in the current period from $3,464.4 million for the 39 weeks ended November 2, 2024 and increased as a percentage of net sales by 34 basis points. Merchandise margins as a percentage of net sales increased 20 basis points as a result of the quality of our assortment, while occupancy costs increased $41.0 million and leveraged four basis points as a percentage of net sales during the current period. The remaining increase in gross profit as a percentage of net sales was driven by leverage on eCommerce shipping and fulfillment costs due to the increase in net sales.
Segment profit for the DICK’S Business increased 1.8%, but decreased by 40 basis points as a percentage of net sales, to $1,123.9 million for the current period compared to $1,104.6 million for the period ended November 2, 2024. Gross profit expansion of 34 basis points was offset by 67 basis points of deleverage in selling, general and administrative expenses and six basis points from preopening expenses compared to the prior year period ending November 2, 2024. Selling, general and administrative expenses increased $190.2 million in the 39 weeks ended November 1, 2025 due to our strategic digital and in-store investments across technology and talent, and marketing, partially offset by lower incentive compensation expenses compared to the period ended November 2, 2024. Preopening expenses increased $8.9 million in the 39 weeks ended November 1, 2025, due primarily to the opening of 16 new DICK’S House of Sport stores in the current period compared to five in the prior year period.

Foot Locker Business
The acquisition of Foot Locker was completed on September 8, 2025; therefore, there is no comparative prior period. Financial results for the 39 weeks ended November 1, 2025 include Foot Locker’s operations from the acquisition date.
Corporate and other expenses
Corporate and other expenses for segment reporting purposes represent costs not specifically related to the operations of our segments. Corporate and other expenses for the 39 weeks ended November 1, 2025, consisted of $146.6 million in merger and integration costs related to the acquisition of Foot Locker and a $2.0 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in other income on the Consolidated Statements of Income.
LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of November 1, 2025 was $0.8 billion. We believe that our current cash position, and cash flows from operations, supplemented by funds available under our unsecured $2.0 billion Credit Facility and access to long-term debt capital markets, if necessary, are sufficient to operate our business for the next twelve months. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Acquisition of Foot Locker
On September 8, 2025, we completed the acquisition of Foot Locker, pursuant to the terms in our previously announced Merger Agreement dated May 15, 2025, for a total consideration of $2.5 billion primarily consisting of $2.1 billion in share consideration for the issuance of 9.6 million shares of the Company’s common stock, $223.0 million in cash consideration and $111.6 million from the Company’s pre-existing equity ownership in Foot Locker. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker for further information.
In connection with the Foot Locker acquisition, we completed an offer to exchange any and all outstanding 4.000% senior notes due 2029 issued by Foot Locker (the “Foot Locker Notes”) for up to $400 million aggregate principal amount of new 4.000% senior notes due 2029 issued by DICK’S Sporting Goods (the “DICK’S Notes”). The completion of the exchange offer resulted in the issuance of $381.9 million of DICK’S Notes, with the remaining $18.1 million in aggregate principal amount of Foot Locker Notes as an outstanding obligation of Foot Locker (collectively, the DICK’S Notes and Foot Locker Notes are the “2029 Notes”). Refer to Part I. Item 1. Financial Statements, Note 7 – Senior Notes for further information.
Leases
We lease substantially all of our stores, an administrative office for the Foot Locker segment, ten of our distribution centers including three for the DICK’S Business and seven for the Foot Locker Business, and certain equipment under non-cancellable operating leases that expire at various dates through 2043. Approximately three-quarters of our DICK’S Sporting Goods and Foot Locker stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. Refer to Part I. Item 1. Financial Statements, Note 5 – Leases for further information.
Revolving Credit Facility
During the current year, we terminated our $1.6 billion Existing Credit Facility and entered into a new $2.0 billion Credit Facility, of which $75 million is available for letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted SOFR plus, in each case, an applicable margin percentage. We had no revolving Credit Facility borrowings at any point during the third fiscal quarter of 2025, and as of November 1, 2025, there were no borrowings outstanding under the Credit Facility. We have total remaining borrowing capacity, after adjusting for $26.1 million of standby letters of credit, of $1.97 billion. We were in compliance with all covenants under the Credit Facility agreement at November 1, 2025. Refer to Part I. Item 1. Financial Statements, Note 6 – Revolving Credit Facility for further information.
Senior Notes
As of November 1, 2025, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million principal amount of senior notes due 2052 (the “2052 Notes”) outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.

As of November 1, 2025, we also have $400 million principal amount of 2029 Notes (the 2029 Notes together with the “2032 Notes” and the “2052 Notes”, collectively, the “Senior Notes”) outstanding. Cash interest accrues at a rate of 4.000% per year on the 2029 Notes, which is payable semi-annually in arrears on April 1 and October 1.

As of November 1, 2025, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 39 weeks ended November 1, 2025 totaled $793.3 million on a gross basis and $673.8 million on a net basis, inclusive of construction allowances provided by landlords.
We anticipate fiscal 2025 capital expenditures for the DICK’S Business to be approximately $1.0 billion, net of construction allowances provided by landlords. As we continue to reposition our store portfolio, these investments will be concentrated in store growth, relocations and improvements in our existing stores, including the opening of 16 DICK’S House of Sport locations in 2025 and beginning construction on approximately 15 locations scheduled to open throughout 2026. By the end of 2027, we expect to have between 75 to 100 DICK’S House of Sport locations across the country. We also plan to open approximately 15 DICK’S Field House and approximately eight Golf Galaxy Performance Center locations in 2025. By leveraging our real estate flexibility, we expect approximately two-thirds of our 2025 store openings for the DICK’S Business will be relocations or remodels of existing store locations, which will increase our square footage in 2025 by approximately 2% to 3%.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our current $2.0 billion five-year share repurchase program authorized by our Board of Directors on December 16, 2021. During the 39 weeks ended November 1, 2025, we repurchased 1.4 million shares of our common stock at a cost of $298.7 million. As of November 1, 2025, the available amount remaining under the December 2021 share repurchase program is $212.9 million. On March 10, 2025, our Board of Directors authorized an additional five-year share repurchase program of up to $3.0 billion of our common stock. The Company plans to continue to purchase under the 2021 program until it is exhausted or expired.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 39 weeks ended November 1, 2025, we paid $305.5 million of dividends to our stockholders. On November 24, 2025, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.2125 per share of common stock and Class B common stock, payable on December 26, 2025 to stockholders of record as of the close of business on December 12, 2025.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $33.0 million, $49.6 million and $46.4 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively.

Cash Flows
Changes in cash and cash equivalents are as follows (in thousands):

	39 Weeks Ended
	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$487,277	$680,307
Net cash used in investing activities	(661,287)	(557,245)
Net cash used in financing activities	(692,487)	(465,437)
Effect of exchange rate changes on cash and cash equivalents	(2,112)	(190)
Net decrease in cash and cash equivalents	$(868,609)	$(342,565)
Operating Activities
Cash flows provided by operating activities decreased $193.0 million for the 39 weeks ended November 1, 2025 compared to the same period in the prior year, primarily driven by year-over-year changes in incentive compensation accruals and corresponding payments and other accrued expenses for severance and transaction costs related to the Foot Locker acquisition, along with lower earnings due to Foot Locker’s operating results since the acquisition date. These decreases in cash flows provided by operating activities were partially offset by the timing of income tax deductions following the enactment of provisions in the OBBBA.
Investing Activities
Cash used in investing activities increased $104.0 million for the 39 weeks ended November 1, 2025 compared to the same period in the prior year. Gross capital expenditures increased $227.7 million, primarily driven by investments in new and future DICK’S House of Sport stores and DICK’S Field House stores, as well as the construction of our sixth DICK’S Sporting Goods distribution facility and higher investments in remodels or other store enhancements. Cash used in investing activities for the current period also includes cash acquired from the acquisition of Foot Locker of $257.1 million, net of cash paid. The remaining increase in cash used in investing activities is driven by $119.5 million in purchases of investments, which included $69.5 million of Foot Locker equity securities. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker and Note 4 – Fair Value Measurements for further information.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility or other financing sources. Cash used in financing activities increased $227.1 million for the 39 weeks ended November 1, 2025, compared to the same period in the prior year, primarily due to higher share repurchases, dividends and cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards compared to the prior year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in the Company’s 2024 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 1, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, November 1, 2025.
There were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the third quarter of fiscal 2025, except as noted below.
On September 8, 2025, the Company completed the acquisition of Foot Locker. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker for further information. The Company is in process of analyzing and evaluating the internal control environment as it relates to the integration of Foot Locker, which may result in additions or changes to our internal control over financial reporting. The Company will exclude Foot Locker’s operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ending January 31, 2026 in accordance with the Securities and Exchange Commission guidance. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year.
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
On August 12, 2025, the Magistrate Judge assigned to the case issued a Report and Recommendation recommending that defendants’ motion to dismiss be granted in part and denied in part. The Magistrate Judge recommended that the claims based on statements related to inventory shrinkage, risk factors, and some statements regarding inventory be dismissed. On September 11, 2025, the defendants filed objections to those portions of the Report and Recommendation that recommended that any of the claims be permitted to proceed. The Company does not believe the consolidated complaint states any meritorious claims and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
On February 13, 2025 and May 2, 2025, two stockholder derivative actions were filed against certain of our executive officers and directors, and against the Company as nominal defendant, in the United States District Court for the Western District of Pennsylvania. The complaints allege violations of Section 14(a) and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, and unjust enrichment, including based on alleged misrepresentations and omissions that are similar to the allegations in the Securities Litigation. The complaints seek relief on behalf of the Company including damages, restitution, and governance reforms, and an award of costs, including attorneys’ fees. On May 16, 2025, the Court consolidated the actions (now captioned In re Dick’s Sporting Goods, Inc. Derivative Litigation, Case No. 2:25-cv-00209-NR-KT) (the “Derivative Litigation”) and entered an order staying the consolidated action pending the resolution of the defendants’ motion to dismiss in the Securities Litigation. The Company does not believe that the derivative complaints state any meritorious claims and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
By letters dated June 23, 2025 and August 8, 2025, the Company received demands from purported stockholders for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (“Section 220”) for asserted purposes including investigating possible wrongdoing and breach of fiduciary duty by the Company’s directors and/or officers related to allegations in the Securities Litigation and the Derivative Litigation. The Company objected to both demands. On November 3, 2025, one of these purported stockholders, Benjamin L. Anderson, filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under Section 220 for asserted purposes including investigation of potential wrongdoing by the Company’s current and/or former directors and officers in connection with allegations in the Securities Litigation (captioned Anderson v. DICK’S Sporting Goods, Inc., C.A. No. 2025-1269-LM) (the “Anderson Section 220 Complaint”). The Anderson Section 220 Complaint seeks relief including an order requiring inspection of certain books and records and payment of reasonable attorneys’ fees and expenses. On November 25, 2025, the Court entered an order staying the Anderson action for four months or until a decision is issued on defendants’ motion to dismiss in the Securities Litigation. The Company does not believe that the Anderson Section 220 Complaint states any meritorious claims and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
We and our subsidiaries are involved in various other proceedings that are incidental to the normal course of our business. As of the date of this Form 10-Q Report, we do not expect that any of such other proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2024 Annual Report and in Part II, Item 1A. “Risk Factors” of the Company’s Form 10-Q filed with the SEC on June 9, 2025.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
August 3, 2025 to August 30, 2025	2,497	$205.96	—	$3,212,873,676
August 31, 2025 to October 4, 2025	137,703	223.36	—	$3,212,873,676
October 5, 2025 to November 1, 2025	12,862	226.11	—	$3,212,873,676
Total	153,062	$223.31	—
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

ITEM 5.  OTHER INFORMATION
Trading Arrangements
During the quarter ended November 1, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
2.1*	Agreement and Plan of Merger, dated as of May 15, 2025, by and among DICK’S Sporting Goods, Inc., RJS Sub LLC, and Foot Locker, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2025
4.1	Second Supplemental Indenture, dated as of September 11, 2025, by and between DICK’S Sporting Goods, Inc. and U.S. Bank Trust Company, National Association.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 11, 2025
4.2	Form of 4.000% Senior Note due 2029 (included in Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed September 11, 2025)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 11, 2025
4.3	Registration Rights Agreement, dated as of September 11, 2025, by and between DICK’S Sporting Goods, Inc. and Goldman Sachs & Co. LLC	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed September 11, 2025
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of December 5, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of December 5, 2025 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of December 5, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of December 5, 2025 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from DICK’S Sporting Goods, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025 formatted in Inline XBRL: (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these Condensed Consolidated Financial Statements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on December 5, 2025 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer
(principal executive officer)

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)