Form 10-K
period 2026-01-31
DICK'S SPORTING GOODS, INC.
filed 2026-03-27
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,281,312,684 as of August 1, 2025 based upon the closing price of the registrant's common stock on the New York Stock Exchange reported for August 1, 2025.
As of March 20, 2026, DICK’S Sporting Goods, Inc. had 65,474,242 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 10, 2026 (the “2026 Proxy Statement”).

Forward-Looking Statements

This Annual Report on Form 10-K (including information incorporated herein by reference) contains, and future oral and written statements of the Company and our management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that any forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and various other important factors that may change over time, and which may be beyond our control. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. Our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future, and such forward-looking statements should not be relied upon as a prediction of actual results. These statements can be identified as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements include statements regarding, among other things, the benefits of our 2025 acquisition of Foot Locker (the “Transaction”), future financial and operating results and our plans, objectives, expectations, intentions, growth strategies and culture and other statements that are not historical facts.
Factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to:
•Our expectations regarding our future comparable sales and earnings per share;
•Macroeconomic conditions, including inflationary pressures and elevated interest rates, changes in consumer income and confidence, perception of global economic conditions, geopolitical conflicts and tensions, the threat or outbreak of further conflicts, war, terrorism or public unrest, and wage and unemployment levels;
•Intense competition in the sporting goods and retail industries, including competition for talent and the level of competitive promotional activity and technological innovation;
•Our dependence on consumer discretionary spending and ability to predict or effectively react to changes in consumer demand, preferences, fashion, cultural trends, lifestyle changes or shopping patterns;
•Risks associated with our vertical brand offerings, including brand strategy and marketing, improved space in-store, expanding product categories, product safety and labeling, product liability and recalls, and specialty concept stores;
•That our investments in omni-channel growth, DICK’S Media Network, the integration of the Foot Locker Business or other business transformation initiatives may not produce the anticipated benefits within the expected time frame or at all;
•Our customer experiences and associated costs, innovation, liability, and competition associated with our specialty concept stores and vertical brands;
•Our ability to protect the reputation of our Company and our brands;
•Short-term impacts of our strategic plans and initiatives, or such plans and initiatives not achieving the desired results within the anticipated time frame or at all;
•Our ability to successfully grow our DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center stores and execute our overall real estate strategy for DICK’S and Foot Locker;
•Risks associated with our brick and mortar retail stores, integration with our online presence and omni-channel shopping experience;
•Product cost and availability fluctuations due to a variety of factors; Risks and costs inherent with international operations, including the ability of the Foot Locker Business to expand its market share in international markets;
•Disruptions to our Customer Support Center and/or our global distribution and fulfillment networks and our ability to optimize our global distribution and fulfillment networks;
•Unauthorized use or disclosure of sensitive or confidential customer, employee, vendor or Company information;
•Disruptions, delays, downtime or other problems with our information systems, including our eCommerce platform and GameChanger, caused by high volumes, design or implementation deficiencies, or platform enhancements as well as associated disruptions to our operations;

•Our ability to attract, train, engage and retain customers and key employees, to implement effective succession planning strategies, and to adequately respond to teammate organizing efforts;
•The impact of wage increases and other labor costs on our financial results;
•Weather-related risks and seasonal influences resulting from the overall seasonality of certain categories of our business; Our issuance of quarterly cash dividends and share repurchases pursuant to our share repurchase programs, if any;
•Organized retail crime and our ability to effectively control expenses, manage inventory levels and protect against inventory shrink;
•Our ability to meet market expectations and the historical and possible future impacts on the price of our common stock;
•The influence and control of the holders of our Class B common stock, whose interests may differ from those of our other stockholders;
•Our charter's current anti-takeover provisions, which could prevent or delay a change in control of the Company;
•Our dependence on key suppliers, distributors, and manufacturers to provide sufficient quantities of quality products in a timely fashion; Vendors selling their products directly to consumers through broadened or alternative distribution channels;
•Potential impacts from changes in corporate tax rates or other changes in applicable tax laws, regulations, and treaties and their interpretation and application;
•Risks and costs relating to changing global laws, rules, regulations, interpretations and other guidance affecting our business;
•Product safety and labeling concerns;
•Compliance and litigation risks for which we may not have sufficient insurance or other coverage;
•Our ability to secure and protect our intellectual property and defend claims of intellectual property infringement, including with respect to our vertical brands;
•The effects of the performance of professional sports teams within our core regions of operations and other factors relating to professional sports leagues and key athletes;
•The impact of evolving environmental, social and governance standards, regulatory requirements, stakeholder expectations and related political and social dynamics;
•Risks related to the Transaction, including effective integration of the Foot Locker business, and our pursuit of other strategic alliances, acquisitions or investments, that may involve certain timing and cost considerations, the potential failure to produce anticipated results, or inability to successfully integrate;
•Obligations and other provisions related to our indebtedness, including our senior notes due 2029, 2032 and 2052;
•Changes in the value or liquidity of the securities and other investments we hold and risks associated with our limited degree of control over certain strategic minority investments;
•The sufficiency of our cash flow;
•Projections of our future profitability;
•The availability of adequate capital; and
•Our future results of operations and financial condition.
A detailed discussion of the foregoing and additional risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Item 1A of this Form 10-K). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Annual Report on Form 10-K are made as of this date. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

PART I

ITEM 1.  BUSINESS
General
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading global sports retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. Our banners include DICK’S Sporting Goods, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center which are all located across the United States. Additionally, as owner and operator of Foot Locker, which includes Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners, we serve the global sneaker community across North America, Europe, Asia and Australia, plus a licensed store presence in Europe, the Middle East and Asia. We also own and operate GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping.
We were founded in 1948 in New York under the name Dick’s Clothing and Sporting Goods, Inc. when Richard “Dick” Stack, the father of Edward W. Stack, our Executive Chairman, opened his original bait and tackle store in Binghamton, New York. Edward W. Stack joined his father's business full-time in 1977 and in 1984 became President and Chief Executive Officer of the then two-store chain. In April 1999 we changed our name to DICK’S Sporting Goods, Inc.
In fiscal 2025, the Company acquired Foot Locker, a leading footwear and apparel retailer, and now has two reportable segments: DICK’S and Foot Locker. When we refer to the “DICK’S Business” in this Annual Report on Form 10-K, we are describing our existing DICK’S Sporting Goods operations, encompassing the DICK’S Sporting Goods, Golf Galaxy, Going Going Gone! and Public Lands banners, as well as GameChanger. Our employees are referred to as “teammates” and our customers are referred to as “athletes” for the DICK’S Business. When we refer to the “Foot Locker Business” we are describing our newly acquired operations, including the Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners serving customers referred to as “sneakerheads” or “sneaker enthusiasts.” Foot Locker retail employees are often referred to as “stripers”, or “blue shirts” in the context of the Champs Sports banner, and for all other employees, “teammates.” For purposes of this Annual Report on Form 10-K, we use the general terms “customers” and “employees” when describing the consolidated organization. For additional information attributable to our reportable segments, refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 17 – Segment Reporting.
Our executive office is located at 345 Court Street, Coraopolis, Pennsylvania 15108 and our phone number is (724) 273-3400. Our website is located at www.dicks.com. The information on our website does not constitute a part of this Annual Report on Form 10-K. We include on the investor relations portion of our website (www.investors.dicks.com), free of charge, copies of our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after their submission.
When used in this Annual Report on Form 10-K, unless the context otherwise requires or unless otherwise specified, any reference to “year” is to the Company’s fiscal year, which ends on the Saturday closest to the end of January each year.
Business Strategy
Since 1948, DICK’S has believed that sports have the power to change lives, and we are committed to bringing this belief to life through our strategic pillars of athlete experience, differentiated product, brand engagement, and most importantly, our teammates. With this belief as our foundation, our common purpose is to create confidence and excitement by inspiring, supporting, and personally equipping all athletes to achieve their dreams. Driven by this common purpose and our commitment to all athletes, our mission is to:
•Create an inclusive environment where all teammates can thrive;
•Create and build leading brands that serve and inspire athletes;
•Make a lasting impact on communities through sport; and
•Deliver shareholder value through growth and relentless improvement.
We believe that through pursuit of this mission and commitment to our four key strategic pillars in our DICK’S Business we can be the best sports company in the world.

Repositioning Our Real Estate and Store Portfolio
We believe that our emphasis on an omni-channel athlete experience is fundamental to our growth and success in our DICK’S Business. We provide a wide range of in-store support services and have incorporated experiential in-store elements, powered by technology, to provide an elevated experience for our athletes. Experiential in-store elements such as HitTrax® batting cages, Trackman® golf simulators and our premium full-service footwear decks inspire confidence in our athletes and reinforce the power of our teammates’ expertise. We also provide our athletes with a compelling visual presentation of our differentiated assortment through these premium full-service footwear decks, along with our branded shops, House of Cleats footwear presentation and elevated soccer shops to enhance their experience.
We continue to innovate our omni-channel athlete experience and grow our business through new store prototypes, while incorporating key learnings into the rest of our chain. Our DICK’S House of Sport stores provide highly experiential destinations for our athletes. These innovative formats are built around experience, service, community and product and drive strong engagement with our athletes, key brand partners and landlords, which we believe sets us apart as a clear market leader within the sporting goods industry. Additionally, we are incorporating House of Sport learnings into our most typical 50,000 square foot DICK’S store, which we are calling our DICK’S Field House concept and we launched our redesigned Golf Galaxy Performance Center in 2021, which are equipped with Trackman® golf technology and include an elevated staffing and service model to ensure our teammates become trusted advisors to golf enthusiasts of all levels.
At the heart of our elevated omni-channel athlete experience is our ongoing work to reposition our store portfolio through DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center. We opened 16 new DICK’S House of Sport locations during 2025, with 35 locations at the end of the year and plan to open approximately 14 locations in 2026. In addition, we plan to begin construction on approximately 18 DICK’S House of Sport locations that are expected to open in 2027. We opened 15 new DICK’S Field House store locations in 2025, ending the year with a total of 42 locations and plan to open approximately 22 locations in 2026. We have opened 33 Golf Galaxy Performance Centers to date, and we plan to open approximately 15 in 2026. We remain confident in the long-term potential of these concepts and the growth they will drive for the DICK’S Business.
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
We believe that most athletes are looking for a multi-brand experience, which we offer through our powerful relationships we have with industry leading national brands, the energy from new and emerging national brands and our vertical brand assortment.
National brands
We carry a wide variety of well-known brands, including but not limited to adidas, Asics, Birkenstock, Brooks, Callaway Golf, Carhartt, Columbia, Easton/Rawlings, Hoka, Jordan, New Balance, Nike, On, Patagonia, Peloton, PING, Stanley, TaylorMade, The North Face, Timberland, Titleist, Ugg, Under Armour, Wilson and Yeti. We believe our ability to showcase an entire brand portfolio is valued by our strategic partners, and our relationships with key brands provide access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our athletes and that further differentiate us from our competitors.
Vertical brands
Our vertical brands include brands that we own across hardlines and softlines and are available exclusively in our stores and online such as Alpine Design, CALIA, DSG, ETHOS, Fitness Gear, MAXFLI, Nishiki, Quest, Tommy Armour, Top-Flite, VRST and Walter Hagen, as well as brands that we license from third parties including adidas (football), Cobra (golf), Marucci (baseball) and Lotto (soccer and pickleball). These brands offer high-quality, on-trend products to our athletes with compelling technical and performance attributes, while providing differentiation in our merchandise assortment at higher gross margins as compared to sales of similar products from national brands. Within the DICK’S Business, our vertical brands are the second largest vendor, representing $1.8 billion, or approximately 13%, of net sales in fiscal 2025. We consider our vertical brand strategy to be a key area of opportunity to increase productivity in our stores and online, and we have invested in research, development and procurement staff to support its growth.

Driving Continued Growth in Key Categories
We are committed to driving continued growth across key categories, including footwear, apparel, team sports, golf and licensed merchandise. We are able to drive strong demand and excitement for our athletes in these key categories through our differentiated and on-trend product supported by our national brand partners, including new and emerging brands through our DICK’S House of Sport concept, and our vertical brands which continue to be a strategic part of our overall offerings for our athletes. In addition to opportunities we have through key brands, our strategic investments in merchandise presentation have also helped drive sustained sales growth in certain key categories for our business. For example, over the past decade we have transformed our DICK’S Business footwear experience through premium, full-service footwear decks, which are now in approximately 90% of our DICK’S store locations. We also offer our House of Cleats, an enhanced footwear presentation that includes an elevated selection of soccer, baseball, football and other sports cleats. As these enhancements enable us to better service and appeal to our athletes, we believe that key brands recognize our ability to showcase their product and have provided us with access to a strong pipeline of product. We plan to continue to make strategic investments in marketing with a dedicated focus on our key categories across our omni-channel platform to drive continued success in these categories.
Leveraging a Powerful Omni-channel Model and Accelerating Our eCommerce Channel
We believe that when our athletes connect with the DICK’S brand, they expect a seamless shopping experience, regardless of the manner in which they choose to shop with us. Like our athletes, we view retail as an omni-channel experience that seamlessly integrates our stores and online channels. We aim to ensure our athletes have a consistent experience and find the right solutions, whether they’re using search reviews online, engaging with new digital tools in-store or on our mobile app, or working directly with our teammates, our priority is to ensure their experience is personalized and connected.
Our stores remain at the core of our omni-channel platform. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our athletes by creating strong engagement through interactive in-store elements, offering the convenience of accepting in-store returns or exchanges and expediting fulfillment of eCommerce orders, the ability to place online orders in our stores if we are out of stock in the retail store, one-hour in-store or curbside pickup, curbside returns, and same-day delivery capabilities with Instacart or DoorDash, all while offering direct, live access to well-trained and knowledgeable teammates. In fiscal 2025 for the DICK’S Business, over 80% of online sales were fulfilled directly by our stores, which serve as localized points of distribution, and they enabled over 90% of our total sales through online fulfillment and in-person sales.
We are focused on building an enhanced service model across all of our stores and eCommerce platforms. We continue to improve our service and selling culture, with an emphasis on engaging and inspiring our athletes. We provide our teammates with robust training to increase knowledge about our products, which builds confidence for our athletes through the power of our opinion and expertise. We also equip our teammates with technology to help them personalize product recommendations as well as RFID technology to efficiently fulfill online orders and provide real-time product information to our athletes.
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
Leading Youth Sports Technology
In addition to evolving the athlete experience within retail, we believe we have the first and best place to experience youth sports with GameChanger, a premier live streaming, scoring and statistics mobile app for youth sports that is offered through a software-as-a-service platform on a subscription basis. GameChanger is a key part of our digital strategy and provides a platform to engage with our athletes in new ways with approximately 10 million unique active users on the GameChanger app and generated nearly $150 million in revenue during fiscal 2025. In February 2026, GameChanger launched a significant upgrade which introduced new features, high-definition live streaming, post-game highlight reels, and a powerful suite of smarter coaching tools to better support families, coaches and communities stay connected. With these enhanced features and the foundational strength of the platform, we expect continued strong revenue growth for GameChanger in 2026.

Capitalizing on Our Powerful Athlete Database
We have an expansive dataset of approximately 30 million athletes who participate as members of our ScoreCard Rewards loyalty program, which accounts for over 75% of total sales for the DICK’S Business. Approximately 8 million of the athletes in our loyalty program are part of our ScoreCard Gold tier, which provides our top-tier athletes with more ways to earn ScoreCard points and member-only benefits, including early access to sale and product launches. These ScoreCard Gold members account for over 50% of total sales for the DICK’S Business.
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
Acquisition of Foot Locker
On September 8, 2025, we completed the acquisition of Foot Locker, a leading footwear and apparel retailer, pursuant to a definitive merger agreement dated May 15, 2025 (the “Merger Agreement”). The acquisition of Foot Locker is a transformative step towards creating a global platform that serves a broader consumer base through differentiated iconic concepts and robust digital experiences, which we believe will deepen our brand partnerships as a combined company in a way that will redefine sports retail. Foot Locker has a strong history of sneaker authority and culture, serving sneakerheads through a portfolio of banners including Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 2 – Acquisition of Foot Locker of this Annual Report on Form 10-K for additional information about the acquisition.
Following the closing date, we have assembled a new leadership team to lead the Foot Locker Business and undertook an eleven-store pilot program, referred to as the “Fast Break” initiative, which includes enhanced in-store presentation and a more focused assortment. In early 2026, we expanded this pilot to an additional ten stores. More immediately, we have initiated a review of the business to identify underperforming assets across the inventory assortment and store portfolio and during the fourth quarter of fiscal 2025, we took actions to optimize the inventory assortment. As a result, we believe the Foot Locker inventory is well-positioned entering fiscal 2026. In addition to inventory optimization, we are also evaluating the store portfolio of the Foot Locker Business to assess performance and profitability across the various banners. We expect these actions and other merger and integration costs to result in pre-tax charges of $500 million to $750 million, of which $390 million was incurred in fiscal 2025. Additionally, we expect the acquisition to deliver between $100 million to $125 million in cost synergies in the medium-term, to be primarily achieved through procurement and direct sourcing efficiencies.
Through the support of our key vendor partners, the newly established leadership team and the strong engagement and commitment of the Foot Locker teammates, stripers and blue shirts, our excitement and our conviction in the long-term opportunity continue to grow. At DICK’S, we’ve built an industry-leading business by focusing on product, performance, innovation and customer loyalty, with a long-term view on the business. We’re applying the same playbook to the Foot Locker Business and making choices that we believe will create the most long-term value for our shareholders. We expect the back‑to‑school season in 2026 to represent an operational inflection point as new assortments, improved processes and strategic initiatives are implemented.
Selling Channels
We offer products to our customers through our retail stores and online, and although we sell through both of these channels, we believe that sales in one channel are not independent of the other. Regardless of the sales channel, we seek to provide our customers with a seamless omni-channel shopping experience.

Retail Stores
DICK’S Business
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
Historically, we have opportunistically opened new stores in under-penetrated markets to expand our presence and believe that growing our store network and eCommerce business simultaneously will enable us to profitably grow the business by delivering an omni-channel shopping experience for our customers. More recently, we have grown our square footage as we’ve started to reposition our store portfolio through DICK’S House of Sport stores, DICK’S Field House and Golf Galaxy Performance Center. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, which will provide us with the opportunity to relocate, close, or renegotiate lease terms for these stores.
Foot Locker Business
The Foot Locker Business consists of a portfolio of specialty athletic footwear and apparel banners, including Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos, that collectively serve a broad range of sneaker enthusiasts across domestic and international markets. Foot Locker and its other specialty banner locations offer curated assortments supported by trained store associates and integrated digital capabilities, which expand the Company’s retail presence and enhance its ability to inspire sneaker culture and meet consumer needs across a range of retail environments and shopping preferences. The Foot Locker Business also holds licensing agreements with unaffiliated third-party operators located in the Middle East, Europe and Asia and generates revenue through royalty income for the use of its trademarks, trade names and branding.
eCommerce
Through our websites and mobile apps, we seek to provide our customers with in-depth product information and the ability to shop with us at any time. We continue to innovate our eCommerce sites and applications with customer experience enhancements, new releases of our mobile and tablet apps, and the development of omni-channel capabilities that further integrate our online presence with our brick and mortar stores to provide our customers with an omni-channel shopping experience. Currently, we have return-to-store capabilities for online orders, the ability to place online orders in our stores if we are out of stock in the retail store, one-hour in-store or curbside pickup for the DICK’S Business or within two hours for the Foot Locker Business, and partner with third parties to offer same-day delivery via their mobile apps. Our websites also give us the ability to ship online orders from our retail locations, which reduces delivery times for online orders and improves inventory productivity and availability.
Merchandising and Purchasing
During fiscal 2025, we purchased merchandise from approximately 1,500 vendors, with Nike, our largest vendor, representing approximately 31% of our consolidated merchandise purchases within the DICK’S and Foot Locker Businesses. No other vendor represented 10% or more of our fiscal 2025 merchandise purchases. We do not have long-term purchase contracts with any of our vendors; all of our purchases from vendors are made on a short-term purchase order basis.

The following table sets forth the approximate percentage of our consolidated sales attributable to the following categories for the fiscal years presented:

	Fiscal Year
Category	2025 (4)	2024	2023
Footwear (1)	40%	28%	26%
Hardlines (2)	29%	36%	38%
Apparel	28%	33%	33%
Other (3)	3%	3%	3%
Total	100%	100%	100%
(1)Includes athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleats for team sports.
(2)Includes items such as sporting goods equipment, fitness equipment, golf equipment and fishing gear.
(3)Includes our non-merchandise sales categories, including in-store services, shipping, GameChanger, retail media network and licensing revenues.
(4)Includes $3.1 billion of net sales for the Foot Locker Business since the acquisition date. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 2 – Acquisition of Foot Locker for additional information.
Additional information about our sales categories is included within Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 1 – Basis of Presentation and Summary of Significant Accounting Policies of this Annual Report on Form 10-K.
Distribution and Customer Fulfillment
We currently have 13 distribution centers including five regional distribution centers for the DICK’S Business and eight for the Foot Locker Business, which enable us to supply stores with merchandise. In 2024 we began construction on a new regional distribution center in Texas that we plan to open in 2026 for the DICK’S Business. In September 2025, Foot Locker opened a new leased distribution center in Haps, Netherlands, to support the Foot Locker European business following the closure of its previous European distribution center in Heijen, Netherlands. Additionally, we utilize various third-party logistics providers to support operations of the Foot Locker Business in Europe, Australia and Asia.
Vendors ship floor-ready merchandise to our distribution centers, where it is processed and allocated directly to our stores or stored temporarily. Our distribution centers are also responsible for consolidating damaged or defective merchandise from our stores that is being returned to vendors. We have contracted with common carriers to deliver merchandise from our distribution centers to our stores, which generally facilitates prompt and efficient distribution to our stores to enhance in-stocks, minimize freight costs and improve inventory turnover. During 2025, the DICK’S Business received over 90% of its merchandise through our distribution network; the remaining merchandise was shipped directly to our stores from our vendors.
We leverage our store and distribution center network, our dedicated eCommerce fulfillment center and direct shipping capabilities from our vendors to ensure merchandise delivery speed to our athletes and to minimize shipping costs.
Competition
The competition among retailers that sell sporting goods and athletic footwear and apparel is highly fragmented, intensely competitive and continually evolving. We compete within many retail formats, including large format sporting goods stores, traditional sporting goods stores, specialty stores, mass merchants and department stores, online retailers, and vendors selling directly to consumers through retail stores and online.
In our DICK’S Business, we seek to attract customers by offering a wide range of products that enable us to address the needs of all athletes, from beginner to enthusiast, and by utilizing distinctive merchandise presentation in stores to create a unique shopping environment. We differentiate ourselves from our competitors by showcasing our and key partners’ brands through brand shops and giving access to wider, deeper and exclusive product offerings that provide authenticity and credibility to our customers. We believe our store base gives us a competitive advantage over our online-only competitors, as our physical presence allows us to better serve our customers by creating strong engagement. We also offer superior service both in-store and via a seamless omni-channel experience which includes buy-online, pick-up in store, curbside pickup and return, and for our DICK’S Business, also offering same-day delivery capabilities with Instacart or DoorDash.
In our Foot Locker Business, we deliver exceptional customer service through our iconic stripers and transforming the shopping experience. Foot Locker’s dedication to self-expression and exceptional experiences for sneaker and basketball enthusiasts has cemented its leading role in sneaker culture.

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
We have also entered into licensing agreements for brands that we do not own, which provide for exclusive and/or non-exclusive rights to use names such as “adidas” (football), “Cobra” (golf), “Lotto” (soccer and pickleball), and “Marucci” (baseball) for specified product categories or certain products and, in some cases, specified sales channels. These licenses are long-term business relationships and contain customary termination provisions at the option of the licensor including, in some cases, termination upon our failure to purchase or sell a minimum volume of products and may include early termination fees. Our licenses are also subject to general risks and uncertainties common to licensing arrangements that are described within Item 1A. “Risk Factors”.
Our portfolio also includes the Foot Locker banners: atmos, Champs Sports, Foot Locker, Kids Foot Locker and WSS. Foot Locker holds several U.S. trademark and service mark registrations and rights, including for “Champs Sports”, “FLX”, “Foot Locker”, “Kids Foot Locker”, “Stripers” and “WSS”. Its registered domain names include, but are not limited to, “footlocker.com”, “champssports.com”, “shopwss.com”, “kidsfootlocker.com” and “atmos-tokyo.com”. Our service marks, trademarks and other intellectual property are subject to risks and uncertainties that are described within Item 1A. “Risk Factors”.

Governmental Regulations
We must comply with various federal, state and local, and international regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. Maintaining our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, may cause us to expend considerable resources. For additional information, refer to risk factors within Item 1A. “Risk Factors”.
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
In partnership with The DICK’S Sporting Goods Foundation, in 2014 we launched our Sports Matter initiative, a philanthropic effort focused on supporting youth sports. Through Sports Matter, we remain committed to addressing the barriers of participation in youth sports, including accessibility of equipment, safe recreational space to play, league costs to maintain youth sports programs in local communities and family registration fees often required for youth sport participation. Since the establishment of the Sports Matter initiative, the Company and The DICK’S Sporting Goods Foundation have committed over $200 million to help give thousands of youth sports teams across all 50 states the chance to play. We also support The DICK’S Sporting Goods Foundation in expanding economic opportunities in local communities through programs established for the outdoors, such as the Public Lands Fund, which provides grants to local and national non-profit organizations that support public lands and seek to break down the barriers of access to outdoor experiences so everyone can enjoy the outdoors.

At DICK’S, we are dedicated to supporting our teammates professionally and personally, as they are the core of our organization. In 2021, we established the Teammate Relief Fund, a public charity that provides financial support to teammates and their immediate families facing unexpected financial difficulty beyond their control. The Teammate Relief Fund is available to eligible DICK’S teammates and is funded in part by DICK’S Sporting Goods, teammate, corporate and other individual donations.
The Foot Locker Business also supports the Foot Locker Foundation, which is committed to serving young people and giving them the tools to forge a brighter future. The Foot Locker Foundation funds scholarship programs and partners with other non-profit organizations that share similar goals to develop youth in our communities. Additionally, the Foot Locker Foundation also funds grants to community-based organizations that reach youth and provide enrichment through programs that build academic, social-emotional, cultural, and life skills.
Human Capital Management
As of January 31, 2026, we employed approximately 31,600 full-time and 73,600 part-time employees, which includes 45,400 who joined our Company as part of the Foot Locker acquisition. Of the total employees for the Foot Locker Business, 34,300 are based in North America and 11,100 internationally throughout Europe, Asia, and Australia. Total employment figures fluctuate throughout the year and typically peak during the fourth quarter in alignment with the holiday selling season. While our employees for the DICK’S Business are not covered by a collective bargaining agreement, our relationship with certain employees for the Foot Locker Business are governed by foreign labor laws including, but not limited to, European works council requirements and union organization.
Because we are in the process of integrating Foot Locker, the following Human Capital Management disclosures represent the DICK’S Business and do not include Foot Locker teammates.
Wages and Benefits
In addition to offering our teammates competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible teammates, which typically include all full-time hourly and salaried teammates. Our benefits include, but are not limited to, medical, dental, vision, disability and life insurance, flexible paid time off programs covering parental, caregiver and family leave, hybrid work arrangements and a company-matched retirement savings 401(k) plan that vests immediately and is open for all teammates.
We are committed to equal pay for equal work independent of gender and race when establishing and maintaining wages. With respect to the DICK’S Business, we achieved 100% female-to-male unadjusted median pay ratio in 2021 and have maintained that ratio through 2025.
Safety, Health and Well-Being
We are committed to ensuring the safety, health and well-being of our teammates. We have robust policies, procedures and training in place to maintain a safe environment across our organization, including a comprehensive crisis management plan that allows us to respond immediately to critical incidents involving people, company assets, our business or our reputation. We provide a range of supportive programs for teammates and the family members in their household to help them sustain and improve their professional and personal lives. This includes an employee and family assistance program, as well as a concierge service that links them to complimentary mental, behavioral health, and community-based resources. At DICK’S corporate headquarters, which we refer to as our Customer Support Center (“CSC”), we offer an onsite health and fitness center, onsite behavioral health therapist, onsite health program navigator and a childcare facility. We also provide benefits to promote resilience and work-life balance to each full-time teammate, including three paid personal days annually, a birthday holiday, and “One Simple Thing”, which is an opportunity for teammates to take time each week to pick, commit and do one thing to improve their work-life balance. In addition, DICK’S actively promotes community volunteer opportunities and the Teammate Relief Fund offers further assistance to teammates facing hardship.
Learning and Development
We empower our teammates to grow and develop, and equip our leaders to support their career journeys by providing the tools needed to help everyone reach their professional goals. We provide various rotational development programs across the enterprise to develop leadership pipelines. In addition, teammates have access to a robust catalogue of live, in-person, virtual and on-demand learning experiences across the organization based on job role and function; including targeted onboarding experiences, safety and compliance, leadership development, and technical or functional learning. We also provide tuition reimbursement for eligible teammates to pursue a job-related degree at an accredited college or university and we offer a part-time MBA program online in partnership with a local university.

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
Information About Our Executive Officers
The following table and accompanying narrative sets forth the name, age and business experience of our current Executive Officers as of March 15, 2026:

Name	Age	Position
Edward W. Stack	71	Executive Chairman
Lauren R. Hobart	57	President and Chief Executive Officer
Navdeep Gupta	53	Executive Vice President - Chief Financial Officer
Julie Lodge-Jarrett	50	Executive Vice President - Chief People, Purpose and Transformation Officer
Raymond A. Sliva	52	Executive Vice President - Stores
Vlad Rak	49	Executive Vice President - Chief Technology Officer
Elizabeth H. Baran	47	Senior Vice President - General Counsel and Corporate Secretary
Ann Freeman	55	President, Foot Locker North America
Matthew Barnes	52	President, Foot Locker International
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
Navdeep Gupta became our Executive Vice President - Chief Financial Officer effective October 1, 2021 and served as our Senior Vice President, Chief Accounting Officer from November 2017 through September 2021. Mr. Gupta is responsible for the Company’s finance, investor relations, accounting, procurement, construction, PAR (planning, allocation and replenishment) and pricing functions. He also oversees our Going Going Gone! and GameChanger businesses. Prior to joining the Company, Mr. Gupta most recently served as the Senior Vice President of Finance at Advance Auto Parts, Inc., where he held numerous leadership roles from 2006 to 2017, including Chief Audit Executive, Vice President of Finance and Treasurer, and Director of Finance. Previously, Mr. Gupta held management roles at Sprint Nextel Corporation (now part of T-Mobile US, Inc.), and he served as a lieutenant in the Indian Navy. In May 2024, Mr. Gupta joined the Board of Directors of Lowe’s Companies, Inc. (NYSE: LOW).

Julie Lodge-Jarrett became our Executive Vice President - Chief People, Purpose and Transformation Officer effective March 2025 and served as our Executive Vice President - Chief People and Purpose Officer from March 2024 through March 2025. Ms. Lodge-Jarrett joined DICK’S Sporting Goods in 2020 as Senior Vice President - Chief People and Purpose Officer and leads the overall talent and culture strategy for DICK’S, while also overseeing the organization’s philanthropy efforts through the DICK’S Foundation and Sports Matter Initiatives. Ms. Lodge-Jarrett is also responsible for strategy and transformation teams at DICK’S Sporting Goods, which drive organizational change and implement strategies to transform the business and drive growth. Prior to joining DICK’S Sporting Goods, Ms. Lodge-Jarrett spent more than 21 years at Ford Motor Company where she held roles that included Chief Talent Officer; Chief Learning Officer; and HR VP, Greater China.
Raymond A. Sliva became our Executive Vice President - Stores, in January 2023. Mr. Sliva is responsible for overseeing the Store organizations for DICK’S Sporting Goods and House of Sport, as well as central operations, loss prevention, and Sales and Service. Prior to joining DICK’S Sporting Goods, Mr. Sliva spent 23 years at Best Buy Co., Inc., where he most recently served as Chief People Officer and was responsible for leading a broad range of employee engagement initiatives. During his tenure at Best Buy, Mr. Sliva held various leadership roles including President of Retail, Senior Vice President of Retail Operations, Senior Vice President/Territory Manager, District Manager, Customer Experience Director, General Manager and District Human Resources Manager.
Vlad Rak became our Executive Vice President - Chief Technology Officer in April 2020. Mr. Rak is responsible for the Company’s technology product management, design, data, analytics, engineering and foundational technology. Prior to joining DICK'S Sporting Goods, Mr. Rak served as Senior Vice President & Chief Technology Officer at Merck & Co., Inc. from 2019 to 2020. Prior to that, Mr. Rak served as Vice President, Enterprise Architecture, Innovation, Platforms & Portfolio at Nike, Inc. from 2016 to 2019. Previously, Mr. Rak also held senior technology leadership roles at The Walt Disney Company and Wyndham Worldwide Corp. (now Travel & Leisure Co.). In April 2022, Mr. Rak joined the Board of Directors of Mastech Digital Inc (NYSEAMERICAN: MHH).
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
Ann Freeman became the President of Foot Locker North America in September 2025 once DICK’S Sporting Goods completed its acquisition of Foot Locker. Ms. Freeman is responsible for leading all Foot Locker North America’s retail banners, merchandising, marketing, digital, loyalty and eCommerce efforts. Prior to joining Foot Locker, Ms. Freeman began her career at Finish Line. She then joined Nike, where she spent 26 years in merchandising and global sales, eventually leading North America as the General Manager/Vice President for the Company, deepening her long-standing love of footwear.
Matthew Barnes became the President of Foot Locker International in December 2025. Mr. Barnes is responsible for all Foot Locker stores, eCommerce and digital businesses across Europe, Asia and Australia as well as the licensed store presence in Europe, the Middle East and Asia. Mr. Barnes began his career at Aldi as an Area Manager, and during his tenure, held a number of leadership positions including serving as Group CEO & Member of the International (Executive) Board of Aldi Sud. Before joining Foot Locker, Mr. Barnes held the role of UK CEO at Tesco. Mr. Barnes has over thirty years of leadership experience across the UK, Europe, the U.S., China and Australia.

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
Our business depends on consumer discretionary spending, and are sensitive to changes in global macroeconomic conditions outside of our control, including inflation, prolonged inflationary pressures and measures taken to curb inflation; elevated interest rates and recessionary pressures; changes in consumer disposable income consumer confidence and debt burdens; perceptions of global economic stability (including in response to shifts in government policies); and wage and unemployment levels. These conditions can cause consumers to reduce or postpone discretionary purchases, resulting in lower traffic, reduced comparable sales, and decreased average value per transaction across our business.
Geopolitical developments may also adversely affect our business and financial results. Ongoing conflicts and tensions —such as those in the Middle East (particularly the recent U.S. military operations in Iran), Ukraine and Venezuela—and the threat or outbreak of additional conflicts, war, terrorism, or public unrest may create economic instability, disrupt supply chains, increase fuel and transportation costs, or elevate cybersecurity risks. Such developments continue to introduce uncertainty regarding long‑term trade and economic conditions in the European Union and other markets, which may particularly affect our Foot Locker Business given its international footprint.
In response to reduced demand, we may need to increase promotional activity or adjust pricing strategies, which could negatively impact our planned sales levels and gross margins. A sustained reduction in consumer spending or an extended period of economic instability could adversely affect our business, operations, liquidity, financial condition, and results of operations.
Intense competition in the sporting goods and retail industries could limit our growth and reduce our profitability.
We operate in a highly fragmented, intensely competitive and rapidly evolving global marketplace. We operate a number of different store formats and compete with an expanding set of retailers and other potential competitors across multiple formats and channels—including large-format, specialty and traditional retailers; mass merchants; department stores; and online and direct‑to‑consumer sellers, including vendors. Many of our competitors have significant international, national, regional, or local market presence, and their name recognition, and financial, marketing, technological, and other resources allow them to meaningfully compete with our business across various channels. Our ability to effectively and successfully respond to competitive pressures may adversely affect our results of operations, profitability or reputation.
Consumers can compare prices and product offerings in real time, increasing pressure on us to maintain competitive pricing, differentiated assortments and compelling marketing programs. If our varied marketing and advertising strategies, particularly across digital and social media channels, are unsuccessful, we could lose customers and experience declining sales. In addition, the retail industry is undergoing continued technological innovation and disruption—including increased use of artificial intelligence (“AI”) and machine learning. If we cannot innovate, enhance our platforms or adopt new technologies at a pace consistent with consumer expectations and industry developments, our business could be harmed.
Fluctuations in product costs and availability could adversely affect our business, financial condition, and results of operations.
Our product costs depend in part on the cost and availability of raw materials and component inputs. Significant increases in those costs—whether due to trade tensions, shifting tariff policies in key sourcing countries like China, Mexico, and Canada (including recently enacted tariffs and potential additional shifts in tariff policies in the future), currency fluctuations, material shortages, supply chain disruptions, or other factors—could increase manufacturing and other costs for both our own private brand merchandise and the products we purchase from our vendors. These factors could also compel us to seek alternative suppliers, take pricing actions, modify operations, or take other actions that may not fully mitigate the associated cost increases, and our sales, margins, and profitability could be adversely affected.
Our business also depends heavily on third‑party transportation providers to move products (including those manufactured overseas). Transportation availability and other sourcing costs are influenced by fuel price volatility, extreme weather conditions, geopolitical conflicts and tensions as discussed above, acts of war or terrorism, port congestion, government shutdowns, labor disputes, regulatory changes, inspections, and other disruptions to global trade routes, shortages of qualified transportation personnel, and limited availability of aircraft, ships, trucks, and rail equipment. In particular, the military conflict recently launched in Iran has had, and may continue to have, adverse impacts on global trade with respect to goods passing through the Strait of Hormuz and material supply chain disruptions resulting in significant increases in oil and fuel prices globally. Increased demand for transportation services and spikes in fuel prices have resulted in higher transportation costs for us and our vendors, and continued volatility could further pressure our operating results. Any inability by us or our vendors to secure adequate and timely transportation resources at competitive rates or to otherwise obtain sufficient quantities of merchandise at acceptable cost on a timely basis could delay product flow, result in shipment delays, disrupt inventory levels, and negatively impact our ability to serve customers, any of which may adversely affect our sales, profitability, and customer experience.
Our reliance on products manufactured outside the United States and our significant international operations expose us to numerous global economic, political, regulatory, and supply‑chain risks that could materially and adversely affect our sales, profitability, results of operations, and financial condition.
A substantial portion of our merchandise, including most of our vertical brand merchandise, is manufactured abroad. As a result, our business is subject to a broad range of risks inherent in international sourcing and global retail operations, including changes in import duties, quotas, tariffs, and other trade restrictions; the potential introduction or expansion of taxes on imported goods; the loss of favorable trade status; trade remedy actions; geopolitical tensions; and other trade restraints affecting the countries where our vendors and manufacturers operate. Heightened political and economic uncertainty may further disrupt global trade flows, limit access to vital trade routes, or affect the availability and cost of imported goods.
In addition, imported products are often subject to excise duties, sales taxes, and value‑added taxes, and our international retail operations are subject to various taxes in foreign jurisdictions. Changes in duty structures, tax rates, or tax legislation—including indirect‑tax reforms, digital services taxes, or customs‑valuation rules—could increase the cost of goods sold or operating expenses. Foreign manufacturers’ pricing may also be affected by local currency movements relative to the U.S. dollar, as well as changes in the cost of raw materials, which could further increase our product costs and negatively impact our margins.
Risks Related to Our Operations and Reputation
If we are unable to anticipate or respond effectively to changes in consumer demand, preferences, fashion trends or shopping patterns, our sales and profitability may be adversely affected.
Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand, preferences and fashion, and cultural trends, as well as evolving shopping patterns across digital and in‑store channels of our business and international markets. We operate a fully omni‑channel business model and must meet customers’ expectations for appealing and consistent online experiences; localized and differentiated assortments; premium products; elevated customer service; fast, accurate and reliable delivery and pickup options; and convenient returns. Consumer expectations and shopping behaviors continue to evolve rapidly and vary across geographic and demographic groups, and these factors could be particularly pronounced within the global multi-cultural nature of our customer base with respect to the Foot Locker Business. If we do not provide an omni‑channel experience that aligns with customer expectations, our results of operations could be adversely affected. Our need to make advanced merchandise purchase commitments can limit our ability to adjust quickly to changes in demand or fashion trends. If we misjudge consumer preferences or the market for our merchandise, we may experience significant markdowns, lower margins, missed sales opportunities and inventory write‑downs.
The athletic footwear and apparel industry, particularly at the premium end of the market, is driven by fashion and cultural trends, changing consumer preferences and product innovation. We rely on our suppliers to maintain product innovation and to anticipate shifts in consumer tastes across the various geographic regions of our operations. We cannot guarantee that our merchandise selection will accurately reflect consumer preferences when offered for sale or that we will be able to identify and respond quickly to changes in fashion trends, especially given the long lead times required to source much of our product. Failure by us—or by our suppliers—to anticipate, identify or react appropriately to changes in fashion trends or consumer preferences could materially adversely affect our business, financial condition and results of operations.
Our vertical brand offerings and specialty concept stores expose us to potential increased costs, risks related to innovation and prediction of consumer trends and demand, customer experiences, third party liability and proprietary rights, competition and certain additional risks.
We develop and offer our customers exclusive vertical brand products, particularly within our DICK’S Business, which generally carry higher margins than equivalent third-party products. Our vertical brand products represent approximately 13% of our overall sales within the DICK’S Business. We expend considerable resources to develop new brands and continually seek to improve and expand our vertical brand offerings. Unexpected or increased costs or delays in development of a brand, excessive demands on management resources, legal or regulatory constraints, and changes in consumer demands and shopping patterns could cause us to curtail or abandon any of our vertical brand products, which could result in asset impairments and inventory write-downs. Additional risks relating to our vertical brand offerings include increased potential product liability and product recalls for which we do not have third-party indemnification or other contractual rights or remedies (including product safety concerns); increased reputational risks related to responsible domestic and international sourcing; increased costs for labor or raw materials used to manufacture products; our ability to successfully protect our proprietary rights (e.g., defending against counterfeit or unauthorized goods); our ability to successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to anticipate consumer trends and styles; and our ability to utilize talent and other generational advertising techniques to reach the relevant market specific to each vertical brand.
We have also developed and introduced new store concepts and formats, including with respect to our DICK’S House of Sport stores, DICK’S Field House stores and Golf Galaxy Performance Centers within our DICK’S Business, as well as expanding or making improvements within our existing stores, including the pilot of a more focused product assortment within our Foot Locker Business which we’re referring to as our Fast Break initiative, which require considerable resources, and there is no assurance that these initiatives will be successful. We have also included a variety of experiential opportunities in our current store concept offerings for our DICK’S Business, such as climbing walls, batting cages, fields, ice rinks, group fitness activities and other in-person activations. Issues that may pose potential risks for our new store concepts, formats and enhanced experiential opportunities include: increased potential liability for bodily injury to customers or employees; increased liability for property damage; increased costs for implementing, installing, building, repairing, and maintaining our experiential concepts or creating new concepts; our ability to attract and retain employees with specific skill sets as it relates to experiential concepts; our ability to anticipate consumer trends or engaging activities across segments and international markets; increased reputational risks related to community involvement, giving, and other activations at a localized level; increased risk related to competitors attempting to create similar concepts to gain market share; and our ability to successfully administer and comply with obligations under license agreements that we have with third-party licensors of certain brands.
Harm to our reputation could adversely impact our ability to attract and retain customers and employees.
Negative publicity or perceptions involving us, our brands, products, or individuals or entities associated with us, or failure to detect, prevent, mitigate or address issues giving rise to reputational risk, could adversely impact our reputation, business, results of operations, and financial condition, and may adversely impact our ability to attract and retain customers and employees. Issues that might pose a reputational risk include any of the risks enumerated in these risk factors. Furthermore, the prevalence of social media and potential misinformation may accelerate and in the short-term increase the potential scope of any negative publicity we or others might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.
Our strategic plans and initiatives may initially result in a negative impact on our financial results, and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.
Our ability to successfully implement and execute our strategic plans and initiatives, including the ongoing integration of the Foot Locker Business, depends on many factors, some of which are out of our control. For additional risks related to the integration of the Foot Locker Business, see the risk factor captioned “We may not realize the anticipated benefits of the Foot Locker transaction or other strategic alliances, acquisitions or investments, and integration challenges or other risks associated with such transactions could adversely affect our business” below.
Our focus on long-term strategic investments, including investments in our technology and other digital capabilities (such as AI and machine learning), our eCommerce and GameChanger platforms, DICK’s Media Network, improvements to the customer experience in our stores and online, our supply chain, enhancements to our ScoreCard loyalty program, the continued development of our vertical brands and specialty store concepts, expansion and re-positioning of our real estate portfolio (including grand openings, store remodels, experiential concepts and relocations), continued enhancements to our product assortment across our business, including the Fast Break initiative in the Foot Locker Business, and improving employee productivity through strategic talent investments, organizational re-alignment and otherwise may require higher short-term expenditures, changes to our existing cost structure and/or significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return or fail to achieve the desired return at all. Additionally, any new initiative is subject to certain risks, including customer and employee acceptance, competition, product differentiation, our ability to successfully implement technological initiatives, and the ability to attract and retain qualified personnel to support the initiative.
An inability to execute our real estate strategy could adversely affect our financial results.
Our financial performance depends, in part, on our ability to execute our real estate strategies across our business, which are varying and multi-faceted. For our DICK’S Business, this includes growing and optimizing larger-format specialty store concepts and to repositioning and optimizing our existing store portfolio over time, and for our Foot Locker Business, includes maintaining and acquiring locations in highly productive urban retail corridors, high streets, and enclosed regional and neighborhood malls. There can be no assurance that we will be able to locate and obtain control of adequate desirable real estate that meets the criteria of our business or that such locations will continue to be available on favorable terms.
Our ability to negotiate favorable lease, purchase, or operating terms depends on conditions in the real estate, capital, and construction markets and other factors outside of our control, including competition for desirable properties; our relationships with current and prospective landlords, property owners, and shopping center or mall operators; construction costs; the availability of labor and materials; access to sufficient capital and/or financing vehicles, such as sale-leasebacks; local regulations; private restrictions; third-party or political opposition; and broader market conditions. Additionally, several large landlords control many prime properties, and further consolidation or deterioration in their financial condition could reduce our ability to obtain and retain desirable locations on favorable terms. If we are unable to secure suitable sites or negotiate appropriate terms, we may incur excessive costs, and our operating margins and/or return on investment may fall below acceptable levels.
Because a meaningful portion of our stores, particularly within our Foot Locker Business, are located in shopping centers or malls, our performance is influenced by the volume of mall traffic and the sustained success and relevance of those locations. Mall traffic may be adversely affected by economic downturns; the closing or decline of anchor tenants and specialty retailers; vacancies or closures; shifts in consumer shopping habits, including increased online shopping; singular material events, such as a public health emergency, or decline in the popularity of mall shopping among our target customers. Our DICK’S Business may also be affected by changes in traffic patterns in the regional shopping areas and off-mall retail nodes where many of our stores are located. Declines in traffic or conversion rates may require us to increase markdowns, promotions, or marketing spend, which could adversely impact our financial results. Additionally, the growth of our business is dependent on our ability to open and operate our various store concepts synergistically in geographic regions where multiple store concepts may exist in close proximity to one another.
If particular stores become unprofitable, we may be required to record impairment charges and may not be able to terminate related leases or sell associated real estate. Store closures may result in short-term economic consequences, such as ongoing rent or other lease-related obligations for the remainder of the lease term, termination charges, default risks, or, if a property is owned, costs, expenses, and losses associated with a sale or other disposition. We may also remain liable for certain post‑assignment or sublease obligations if an assignee, sublessee, or tenant fails to perform. Any of these factors could adversely affect our business, financial condition, and results of operations. These risks may be more prevalent within our Foot Locker segment as we continue our review of the global Foot Locker business store fleet and evaluate closure of certain underperforming stores.
Our business relies on our global distribution and fulfillment network, and disruptions in or failures to optimize this network, could cause us to lose merchandise, be unable to effectively and efficiently deliver merchandise to our stores and customers, and could adversely affect our financial condition and results of operations.
The ability to optimize our global distribution and fulfillment network, which includes multiple distribution centers worldwide, our eCommerce fulfillment centers, and our stores that serve as forward distribution points, to avoid disruptions and maximize efficiencies, depends on a variety of factors including severe weather conditions, natural disasters, public health emergencies or other catastrophic events, problems with our information technology systems or our warehouse management systems, labor or employee disagreements, supply chain disruptions or other shipping problems, and general geopolitical, economic and real estate conditions. An inability to optimize our distribution and fulfillment network might impair our ability to adequately stock our stores, process returns and fulfill eCommerce orders at the speed expected by customers, increase costs associated with shipping and delivery, damage a material portion of our inventory, and otherwise negatively affect our operations, sales, profitability, and reputation.
In addition, we rely on independent third-party transportation providers for substantially all of our merchandise shipments. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which could have a material adverse impact on our business.
Unauthorized access to, or disclosure of, sensitive or confidential information could result in substantial costs, operational disruption, legal exposure, and reputational harm, and evolving privacy and cybersecurity regulations may increase our compliance obligations and related risks.
The protection of customer, employee, vendor, and Company data is critical to our business. In the normal course of operations, we collect, receive, store, manage, transmit, and delete confidential and sensitive information, including payment card data, personally identifiable information, employee and vendor information, and other proprietary or confidential Company data, and rely on numerous third‑party vendors and service providers in this regard. Although we have established cybersecurity governance processes, implemented security measures, and conduct regular training and system updates, cyber threats continue to evolve rapidly accelerated by emerging technologies such as advanced artificial intelligence and machine learning. We may be unable to anticipate, prevent, or fully mitigate new or sophisticated cyberattacks or insider threats, whether intentional or inadvertent.
While we and our third-party providers have experienced non‑material data security issues from time-to-time, and in the future may continue to experience cyberattacks or threats of varying degrees in the conduct of our business, we are not aware of any material data breach to date. Nevertheless, any actual or perceived compromise of data security could interrupt our operations; result in loss, theft, or misuse of sensitive information; harm our reputation; undermine customer trust; discourage participation in our loyalty program; and require significant remediation costs, including investments in additional technology, system upgrades, or personnel. A material compromise could also expose us to substantial legal, regulatory, and financial consequences beyond the scope or limits of our insurance coverage.
In addition, the data privacy and cybersecurity regulatory environment is becoming increasingly complex, with new, more rigorous, and often inconsistent requirements emerging at the federal, state, and global levels. We are subject to numerous laws and regulations, including the EU General Data Protection Regulation (GDPR), the United Kingdom GDPR, the California Consumer Privacy Act (CCPA), and other U.S. state and international privacy laws. We are also subject to payment card industry compliance and other regulatory requirements. These laws impose strict requirements regarding the collection, use, storage, transfer, deletion, and protection of personal data, and grant enhanced rights to individuals. Regulatory scrutiny from international regulatory authorities, U.S. federal agencies, U.S. state attorneys general, and newly created U.S. state privacy regulators continues to increase, and we have received inquiries from government authorities from time-to-time regarding our data practices.
Maintaining compliance with these obligations may require significant resources, ongoing enhancements to our privacy and cybersecurity programs, and changes to our business practices. Evolving regulations may limit our ability to collect and use data to enhance and personalize our customer experience, support marketing and advertising activities, or execute strategic initiatives. Failure to comply with applicable laws or regulations, or to respond appropriately to a data‑security incident, could result in severe penalties, sanctions, governmental investigations, consumer litigation, and reputational harm.
Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
We utilize and depend on information systems for core system needs of our business, including our use of an independent service provider for electronic payment processing. We rely on these systems to make operational decisions, manage inventory, operate our websites, track, record and analyze the merchandise we sell, process and deliver shipments of goods, and maintain normal business activities. Additionally, we have adopted a hybrid remote work environment which relies on the efficiency and functionality of our information systems. If any of these systems (including our back-up systems, third party systems or systems upon which any of these systems rely) are damaged, breached, or fail to function properly, whether from natural, accidental or malicious events, it could disrupt our operations, we may suffer loss of critical data, and we may have to undertake significant investments to repair or replace these systems, which could negatively impact our financial results and materially adversely affect our business operations. If independent service providers become unwilling or unable to provide such services to us or if the cost of using these providers increases, our business could be harmed.
In addition, the development, adoption, and use of generative AI technologies and machine learning are progressing rapidly; ineffective or inadequate AI and machine learning development or deployment practices by us or by third parties, including vendors, could result in unintended consequences. For example, AI or machine learning algorithms that we use may be flawed or based on datasets that are biased, incomplete or insufficient. In addition, any latency, disruption, or failure in our AI or machine learning systems or infrastructure could result in operational delays or errors. Developing, testing, and deploying resource-intensive AI and machine learning systems may require additional investment and increase our costs.
We may be unable to attract, train, engage and retain key employees and to adequately respond to employee organizing efforts.
Our long-term success and ability to implement our strategic goals and initiatives depends on our ability to attract, retain, train and develop key and qualified employees in all areas of the organization. Our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, equity compensation, unemployment levels and labor availability, particularly in key geographic regions, and employee benefit costs; adoption of new work models and policies regarding on-site and remote work; immigration compliance, and international wage and labor standards and other global regulatory factors; changing demographics; and our reputation within the labor market. If we are unable to attract and retain a global workforce that meets our needs, our operations, service levels, support functions, and competitiveness could suffer, and our results could be adversely affected.

We also cannot predict whether any unionization or other organizing efforts could occur with our employees within one or more of our domestic or international markets. Any such efforts could increase our costs and negatively impact our operational flexibility. Our response to any such efforts could be perceived negatively and harm our business and reputation.
The loss of one or more of our key executives or the inability to successfully attract and retain executive officers or implement effective succession planning strategies could have a material adverse effect on our business.
Our long-term success and ability to implement our strategic and business planning processes depends in large part on our ability to continue to attract and retain executive management, including recent hiring and appointments of key executives within our Foot Locker Business. All employees, including members of our executive management and key personnel, are at-will employees, and we generally do not maintain key-person life insurance policies on our employees. The loss of any one of the members of our executive management team, including our President & Chief Executive Officer, Lauren Hobart, and our Executive Chairman Edward W. Stack, who began operating the Company in 1984, continues to oversee our merchandising group and key strategic growth initiatives, including the Foot Locker Business, could seriously harm our business. Effective succession planning for executive management and key personnel, including Ms. Hobart and Mr. Stack, is vital to our long-term continued success. Failure to ensure effective transfer of knowledge, maintenance of our culture, setting of strategic direction, and smooth transitions involving executive management and key personnel could hinder our long-term strategies and success.
The seasonality of certain categories of our operations, along with the current geographic concentrations of our stores, exposes us to certain seasonal influences and weather-related risks.
Our business is subject to seasonal influences and certain holidays and sports seasons during the year. Many of our stores are in geographic areas that experience seasonally cold weather, and we sell a significant amount of cold weather sporting goods and apparel. Within the DICK’S Business, our highest sales and operating income results have historically occurred during our second and fourth fiscal quarters, which is due in part to golf and team sports sales and the back-to-school season during the second quarter, and in part to the winter holiday season, and our historically strong sales of cold weather sporting goods and apparel in the fourth quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. However, poor performance during a quarter because of slow holiday or back-to-school seasons or unseasonable weather conditions, including unusually warm weather in the winter months or abnormally wet or cold weather in the spring or summer months, could have a material adverse effect on our business, financial condition, and operating results for the entire fiscal year.
Furthermore, extreme weather conditions and natural disasters caused by changing climate conditions or otherwise and other catastrophic events in the areas in which our stores, distribution centers and/or eCommerce fulfillment centers are located could negatively impact consumer shopping patterns, consumer confidence and disposable income, create interruptions to our business, damage or destroy key facilities, or otherwise could have a negative effect on our financial performance.
We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Any determination to pay cash dividends or change the amount of our cash dividend on our common stock in the future will be based upon our financial condition, results of operations, business requirements, and the continuing determination from our Board of Directors that the declaration of dividends is in the best interests of our stockholders and complies with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized share repurchase programs, we are not obligated to make any purchases under these programs, and the Board may discontinue these programs at any time.
If we do not successfully manage our inventory levels and protect against inventory shrink, our business, financial condition, and results of operations could be materially and adversely affected.
Our ability to maintain appropriate inventory levels is a key component of our operating performance. We must carry sufficient inventory to meet customer demand while avoiding excess or slow‑moving merchandise. If we fail to accurately forecast demand, consumer buying patterns, or shifts in product trends, we may be required to take markdowns or run promotional activity to clear excess inventory, negatively affecting our gross margins and overall financial performance. We have and are continuing to implement key strategic initiatives designed to optimize inventory levels, enhance supply‑chain efficiency, and improve product‑to‑market processes, including expansion of our capabilities in data science, demand forecasting, and customer‑behavior analytics to better localize assortments and increase store‑level allocation accuracy, as well as deploying technology intended to improve in‑season responsiveness. We’ve also taken and are continuing to take strategic actions with respect to historically unproductive inventory in our Foot Locker Business to optimize our assortment. Because these initiatives require significant changes to our inventory management systems, processes, and organizational capabilities, any failure to implement, integrate, or fully utilize these initiatives could prevent us from realizing the expected benefits and could adversely affect our operating results.
In addition, our business is exposed to risks related to inventory shrinkage—losses from damage, theft (including organized retail crime), and other causes. Although some level of inventory shrink is inherent in the retail business and our inventory shrink generally stabilized in 2025, we have experienced elevated levels of inventory shrink in the past, which could return or worsen. We must also maintain a safe store environment for our employees and customers. Elevated levels of shrink or an unsafe store environment can negatively affect profitability, result in asset impairments at affected stores, and may require strategic changes in operational procedures or security measures that could increase our costs and adversely impact our reputation and the employee or customer in-store experience.
Our future growth may depend on the Foot Locker Business’s ability to expand its market share in international markets, including through licensed or franchise arrangements, and failure to do so could adversely affect our business, financial condition, and results of operations.
Future growth within our Foot Locker Business will depend, in part, on our ability to expand our presence and market share in international regions where we currently operate as well as in new markets where we may have limited operating experience. In certain countries, we rely—and may increasingly rely—on third‑party partners through licensing or franchise arrangements to operate stores or digital platforms under our banners. Our ability to grow internationally therefore depends not only on our own execution but also on the capabilities, financial stability, operational discipline, and brand stewardship of these foreign business partners.
Our Foot Locker Business has retail operations in 20 countries across North America, Europe, Asia, and Australia, plus a licensed store presence in Europe, the Middle East, and Asia. These international operations expose us to retail‑market and regulatory risks unique to non‑U.S. jurisdictions, including distinct consumer behaviors and preferences and shifts related thereto; political or social instability; changes in local economic conditions; fluctuations in real estate and occupancy costs and variations in real estate conditions generally; foreign tax structures; and labor, employment, data‑protection and other regulatory and compliance requirements that differ significantly from those in the United States. Because these businesses primarily conduct transactions in their local currencies, fluctuations in foreign currency exchange rates—especially the euro, British pound, Canadian dollar, Australian dollar and the Japanese yen—may materially affect our reported results when translated into U.S. dollars. In some markets, local business practices and regulatory frameworks may be unfamiliar or more complex than those in our historical footprint for the DICK’S Business. In addition, expansion into new geographies may require significant capital investment, adjustments to our store formats or digital platforms, enhanced supply‑chain capabilities, and increased management attention.
If we or our licensed or franchised partners are unable to successfully execute expansion strategies, adapt our banners to new market dynamics, comply with local regulatory requirements, or maintain consistent brand standards, our international growth may not materialize as expected. Any failure to expand profitably—or at all—in targeted international markets could adversely affect the Foot Locker Business’s future growth trajectory and could have a material adverse effect on our overall business, financial condition, and results of operations.
Risks Related to Our Common Stock, Class B Common Stock and Other Anti-Takeover Mechanisms
Failure to meet market expectations has caused, and could in the future cause, a decline in our common stock price.
As a publicly-traded company, various securities analysts follow our financial results and issue reports about our historical financial results as well as analysts’ opinions of our future performance, including estimates or projections on future results, which may, in part, be based upon any guidance we have provided. If our operating results differ from the estimates or expectations of public market analysts and investors, our stock price could decline (which has happened in the past and could happen in the future). We are currently subject to securities class action and shareholder derivative lawsuits, books and records demands and Section 220 actions relating to a temporary decline in our stock price and could become involved in additional litigation of this type in the future. Any litigation could result in reputational damage, substantial costs (directly or indirectly, such as potential insurance cost increases) and a diversion of management’s attention and resources needed to successfully run our business. See Item 3. “Legal Proceedings” for more information regarding the pending securities class action, shareholder derivative lawsuits, books and records demands and Section 220 actions.
We are controlled by holders of our Class B common stock, whose interests may differ from other stockholders.
Holders of our Class B common stock, consisting of our Executive Chairman, Mr. Edward W. Stack, his relatives, and various trusts established for the benefit of their families, control a majority of the combined voting power of our common stock and Class B common stock and would control the outcome of a vote on any corporate transaction or other matter submitted to our stockholders for approval. The interests of the holders of Class B common stock may differ from the interests of our other stockholders and they may take actions with which our other stockholders disagree. Further, activist investors and other public pressures have recently applied greater scrutiny to listed companies with such dual class share structures. Similar efforts or enhanced scrutiny with respect to our Class B common stock could adversely impact perceptions of our common stock value, divert management attention from our core business operations and strategic initiatives, and/or cause our stock price to decline.
The issuance of Class B common stock and other anti-takeover mechanisms could prevent or delay a change in control of our Company or certain other transactions, even if such a change in control transaction could be beneficial to our stockholders.
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
Risks Related to Third Parties and Legal and Regulatory Requirements
We depend on key suppliers, distributors and manufacturers to provide us with sufficient quantities of quality, innovative and competitively priced products, and any disruption in these relationships could adversely affect our business.
Our ability to provide a compelling merchandise assortment depends on maintaining strong relationships with a large but concentrated group of suppliers. We purchased merchandise from approximately 1500 vendors in fiscal 2025, with Nike, our largest vendor, representing approximately 31% of total merchandise purchases. Because of this concentration, any adverse development in a key supplier’s brand power, reputation, financial condition, product innovation, or manufacturing capability—or its decision to change its distribution or allocation strategies—could materially adversely affect our business.
We generally do not have long‑term written contracts with our suppliers that would require them to continue supplying us with merchandise or providing us with customary incentives we’ve historically received in the DICK’S Business such as return privileges, volume purchasing allowances, cooperative advertising and markdown allowances. Key vendors may fail to deliver on their commitments or fail to supply us with sufficient products that comply with our safety and quality standards or fail to continue to develop new products that create consumer demand.
Any inability to obtain merchandise in a timely manner, secure adequate product allocations, or maintain favorable supplier terms could have a material adverse effect on our business, financial condition, results of operations or profit margins.
We are subject to significant costs and risks associated with an extensive and evolving set of global laws and regulations that affect our business, operations, and workforce.
Our business is subject to a broad, increasingly complex and sometimes conflicting array of U.S. federal, state, local, and foreign laws and regulations. As regulatory expectations increase globally, we are required to devote substantial resources to develop and maintain internal compliance programs, monitoring systems, reporting structures, and controls. Failure to comply with applicable laws and regulations, or alleged non‑compliance, could result in governmental investigations, enforcement actions, fines, penalties, injunctions, civil litigation, reputational harm, and operational disruptions.
We are also subject to numerous domestic and foreign labor and employment laws governing wages, minimum hours, overtime, paid leave, scheduling, unemployment insurance, workers’ compensation, and workplace safety. Potential changes to these laws—including increases in minimum wage or overtime obligations, or reforms such as the Protecting the Right to Organize Act—could significantly increase our labor costs. Shifts in regulatory priorities at agencies such as the National Labor Relations Board or analogous international regulators may also affect our employee‑relations practices and expose us to additional administrative or litigation risks.
Complying with new or amended legislation, changes in regulatory interpretations, or reversals of previously implemented rules can be time‑consuming and costly, requiring adjustments to policies, systems, and staffing. Any failure to effectively manage these evolving global compliance obligations could negatively impact our business, financial condition, or results of operations.

Our sales and operating results could be adversely affected by product safety and labeling concerns.
Failure to meet applicable safety or labeling standards or our customers’ expectations regarding safety or labeling of products, could result in decreased sales, increased costs, and/or expose us to legal and reputational risk. Our vendors must comply with applicable product safety and labeling laws, and we are dependent on them to ensure that the products we buy comply with all safety and labeling standards. Negative customer perceptions regarding the safety, sourcing and labeling of the products we sell, and events that give rise to actual, potential, or perceived product safety or labeling concerns could expose us to government enforcement action and/or private litigation. Furthermore, reputational damage caused by real or perceived product safety or labeling concerns could have a negative impact on our sales and operating results.
We may be subject to various types of litigation and other claims, and our insurance may not be sufficient to cover damages related to those claims.
From time-to-time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the ordinary course of business, including those related to federal, state or multi-jurisdictional wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort, privacy and data protection, disputes with property owners, landlords and vendors, company policies, workplace injuries and other matters. We may incur losses relating to claims filed against us, including costs associated with defending against such claims, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate or cost-effective liability or workers’ compensation insurance in the future. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation. Due to the inherent uncertainties of litigation and other claims, we cannot accurately predict the ultimate outcome of any such matters.
Although no longer sold in any of our stores, we remain subject to certain risks relating to the historical sale of firearms and ammunition by the DICK’S Business to the extent it remains in circulation. Due to the highly regulated nature of these products and the increased risk of injury or related lawsuits stemming from their use, any improper or illegal use by our customers of ammunition or firearms previously sold by us could have a negative impact on our reputation and business – including losses due to lawsuits (including class actions) relating to our historic background check processes, compliance obligations, or the improper use of firearms or ammunition, whether brought by private litigants, municipalities, or third-party organizations.
Our inability to protect our intellectual property rights, or claims that we infringe the intellectual property rights of others, could adversely affect our brand, reputation, and operating results.
Our intellectual property, trade secrets, domain names, and exclusive licensing rights are valuable assets that are critical to our brand strength. Effective intellectual property protection may not be available in every country in which we operate or manufacture products. Certain countries may not provide protections comparable to those available in the United States, and operating in these regions increases the risk that our proprietary designs, content, technology, or brand assets may be counterfeited, copied, misused, or otherwise misappropriated. Enforcement measures may be costly and not always successful.
Unauthorized use, reproduction or other misappropriation of our intellectual property can diminish the value of our brands or goodwill and negatively impact our revenues and competitive position. In addition, infringement or other third-party intellectual property claims—regardless of their merit—could be time‑consuming, result in litigation, product delays or modifications monetary damages, or require us to enter into royalty, licensing, or settlement agreements or result in our loss of ownership or use of the intellectual property rights, which could adversely affect our business, financial condition, and results of operations.
Changes to tax laws and regulations, or their interpretation and application, could adversely affect our financial results and condition.
As a U.S.-based multinational company subject to tax in multiple U.S. and foreign jurisdictions, our effective income tax rate and overall tax liability are affected by a variety of factors, including changes in applicable tax laws, regulations, treaties, administrative interpretations and guidance, including the possibility of retroactive effect; changes in transfer pricing rules; shifts in the mix of pretax earnings by jurisdiction; and the valuation of deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis.
We are also subject to routine income tax audits in various jurisdictions, and the final outcomes of these audits may differ from the amounts recorded in our financial statements. Adverse developments, including assessments of additional taxes, interest or penalties, could materially affect our tax expense and profitability.
In addition, many jurisdictions are considering or have adopted new tax regimes, such as digital services taxes and the Organization for Economic Co‑operation and Development’s Pillar Two global minimum tax framework, which countries are in the process of implementing. Future changes in tax laws or related interpretations, including at the federal level in the United

States, could increase our effective tax rate, impose new taxes or reporting requirements, or otherwise adversely impact our financial results, cash flows and overall financial condition.
Poor performance of professional sports teams within our core regions of operations, as well as league-wide lockouts, strikes or cancellations, retirement of or serious injury to key athletes or scandals involving such athletes could adversely affect our financial results.
We sell a significant amount of professional sports team merchandise across our business segments, the success of which may be subject to fluctuations based on the success or failure of such teams or their key players. Poor performance by the professional sports teams within regions with high customer concentration and demand; league-wide lockouts or strikes; and disruptions to, cancellations of, or negative publicity regarding sports leagues and major sporting events could cause our financial results to fluctuate year-over-year. In addition, to the extent we use individual athletes to market our products and advertise our stores or we sell merchandise branded by one or more athletes, the retirement or injury of such athletes, negative publicity or scandals in which they might be implicated could negatively impact our financial results.
Evolving environmental, social and governance (“ESG”) standards, regulatory requirements, stakeholder expectations and related political and social dynamics may increase our costs, subject us to additional risks and adversely affect our business, reputation and financial performance.
We are subject to rules and regulations related to ESG matters imposed by governmental and self‑regulatory organizations, including the SEC, the New York Stock Exchange, California’s Climate Corporate Data Accountability Act and Climate‑Related Financial Risk Act, and the European Sustainability Reporting Standards. Failure to comply could result in fines, penalties or other regulatory consequences, as well as reputational harm.
In addition, some third‑party organizations, institutional investors, proxy advisory firms and customers evaluate companies on ESG performance using differing, and evolving, criteria. These assessments can influence investor sentiment, capital allocation decisions and consumer preferences. Reduced access to or increased cost of capital may result if we do not meet stakeholder expectations related to ESG matters. Developing, implementing and reporting on ESG initiatives, including environmental sustainability, human rights and labor practices, worker safety, materials traceability, packaging and textile waste reduction, and diversity and inclusion initiatives, is complex, costly and subject to evolving reporting standards, internal controls and methodologies. Our ESG disclosures, goals and progress may rely on assumptions, data and measurement frameworks that continue to develop. We could be criticized for the accuracy, adequacy or completeness of our disclosures, the pace of our progress, the scope or ambition of our goals, or for modifying or abandoning previously announced goals. Any such criticism or perceived shortcomings could result in reputational harm, loss of customer or investor confidence, or adverse business impacts.
At the same time, “anti‑ESG” and “anti‑DEI” sentiment has gained momentum in parts of the U.S., leading to proposed or enacted policies, legislation, litigation, legal opinions, investigations and other actions that challenge certain ESG‑related or DEI‑related practices. These developments may conflict with other regulatory requirements, create uncertainty, increase compliance obligations and expose us to additional scrutiny, enforcement actions, litigation risk or reputational harm. They may also influence investor behavior or reduce demand from certain customers.
If we fail to meet applicable ESG‑related regulatory requirements or standards, or if our ESG initiatives, disclosures or performance fall short of expectations of regulators, investors, customers, employees or other stakeholders, we could experience adverse publicity, loss of investor or customer confidence, reduced access to or increased cost of capital, increased compliance costs, or other negative impacts on our business, results of operations, financial condition and liquidity.
Risks Related to Our Strategic Transactions, Indebtedness and Investments
We may not realize the anticipated benefits of the Foot Locker transaction or other strategic alliances, acquisitions or investments, and integration challenges or other risks associated with such transactions could adversely affect our business.
From time-to-time, we may enter into strategic alliances, make acquisitions, or invest in complementary companies or businesses. In particular, although we expect to achieve $100 million to $125 million in cost synergies over the medium term and other longer term synergies and significant benefits from the acquisition of Foot Locker (the “Transaction”), there can be no assurance that we will realize any such synergies or benefits within the anticipated timeframe, or at all. Our ability to achieve the anticipated benefits of the Transaction—and of any future alliances, acquisitions or investments—depends on our ability to make accurate assumptions regarding valuation, operations, growth potential, integration and other factors, and to operate and integrate the relevant businesses successfully.

We expect to continue to operate Foot Locker as a standalone business segment within our portfolio, maintain the Foot Locker brands, and grow the business by applying our operational expertise. Achieving the anticipated cost synergies and other benefits will depend, in part, on our ability to operate Foot Locker’s Business successfully and efficiently integrate certain operations, which are complex and time consuming, and include, among others:
•preserving operational and other important relationships of Foot Locker and attracting new business and operational relationships;
•operating multiple banners, a differentiated store concept and successfully addressing the challenges facing Foot Locker’s business;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, information technology, finance and administrative infrastructures, including enterprise resource planning systems;
•coordinating sales and marketing efforts to effectively position our and Foot Locker’s capabilities;
•coordinating operations in countries in which we have not previously operated; and
•integrating employees and related HR systems and benefits, maintaining employee morale and retaining and attracting key employees.
Strategic alliances, acquisitions and investments (including the Transaction) may also result in the diversion of capital and significant management attention from other business issues and opportunities, both before and after completion, which could adversely affect our ongoing operations. We may not be able to successfully integrate acquired operations, including personnel, financial systems, supply chain and other processes, or successfully operate an acquired business, which could negatively affect revenue, increase expenses, and impair operating results.
In addition, acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs, including with respect to historically unproductive inventory in the context of the Transaction, any of which could harm our financial condition. If we do not successfully manage the challenges inherent in strategic alliances, acquisitions and investments, we may not achieve the anticipated benefits on the anticipated timeframe or at all, and our revenue, expenses, operating results, financial condition and common stock price could be materially adversely affected.
Our indebtedness and the terms of our debt instruments, together with potential constraints in the capital markets, could adversely affect our business, financial condition and results of operations, and may limit our flexibility to respond to changing business and economic conditions.
We require adequate capital to operate and expand our business and to respond to changing business and economic conditions. Weakness or volatility in the credit and public capital markets, or deterioration in our financial condition due to internal or external factors, could restrict or limit our access to capital and increase the cost of financing. If we are unable to generate sufficient cash flows from operations and if availability under our revolving credit facility (the “Revolving Credit Facility”) is not sufficient to meet our capital needs, we may be required to seek additional financing, which may not be available on favorable terms or at all. Our liquidity and access to capital could also be adversely affected by unforeseen changes in financial markets and the global economy. In the event of insolvency, liquidation, dissolution or reorganization, the lenders under our Revolving Credit Facility and the holders of our senior notes would be entitled to payment in full from our assets before any distributions were made to our stockholders.
We have outstanding 4.00% senior notes due 2029 (the “2029 Notes”), 3.15% senior notes due 2032 (the “2032 Notes”) and 4.10% senior notes due 2052 (the “2052 Notes,” and together with the 2029 Notes and the 2032 Notes, the “Senior Notes”). Our ability to make scheduled payments on, or to refinance, our indebtedness, including the Senior Notes and borrowings under the Revolving Credit Facility, depends on our financial and operating performance. The interest rates applicable to our Revolving Credit Facility may be affected by our credit ratings, and any downgrade—particularly to below investment grade—could increase our interest expense. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness, including the Senior Notes and the Revolving Credit Facility. A failure to generate sufficient operating results and resources could lead to substantial liquidity challenges and might require the disposition of material assets or operations; we may be unable to consummate such dispositions or obtain sufficient proceeds to meet our obligations when due.

Our current and future indebtedness could have important negative consequences, including, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing on acceptable terms;
•requiring the dedication of a substantial portion of our cash flow from operations to service debt, reducing cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business; and
•placing us at a possible competitive disadvantage relative to competitors that are less leveraged or have better access to capital.
In addition, our debt documents contain restrictive covenants, including among other things, limitations on certain of our subsidiaries’ ability to incur additional indebtedness and our ability to sell all or substantially all of our assets, in each case subject to a number of exceptions and qualifications. Any future indebtedness could include additional or more restrictive covenants that limit our ability to operate our business, raise capital, or make payments under other indebtedness. Failure to comply with these covenants, or to make payments when due, could result in a default under the applicable instrument and, in some circumstances, could lead to the acceleration of amounts outstanding and cross‑defaults under other indebtedness.
Furthermore, certain provisions in the indentures governing the Senior Notes could increase the cost of, delay or prevent a transaction that might otherwise be beneficial to our stockholders. For example, if a takeover results in a change of control triggering event under those indentures, noteholders will have the right to require us to repurchase their Senior Notes for cash at 101% of the aggregate principal amount of such notes. These and other obligations under the indentures could increase the cost of acquiring us or otherwise discourage a third party from pursuing an acquisition or from removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
Material changes in the value or liquidity of the securities and other investments we hold may adversely affect our business, financial condition, results of operations, and future capital requirements.
On January 31, 2026, we held $1.4 billion in cash and cash equivalents, the majority of which was invested in short‑term deposits with highly rated banking institutions. We regularly monitor counterparty credit risk and mitigate exposure by limiting the amount invested with any single institution. Although all such investments were in investment‑grade institutions as of that date, the value or liquidity of these investments could decline due to general market conditions, bank‑specific credit issues, or broader financial system stress. Any such decline could adversely affect our liquidity and our ability to fund operations or capital needs.
In addition, our U.S. and Canadian pension plans’ trusts held $408.4 million in assets on January 31, 2026. The fair values of these assets are compared to the plan’s projected benefit obligations to determine the funded status of the plan. We seek to mitigate funding risk through asset diversification and ongoing monitoring of investment risk, including quarterly portfolio reviews and periodic asset‑liability studies. Despite these measures, changes in market conditions, interest rates, credit quality, or other external factors could reduce the value of our pension assets, negatively affect the funded status of the plan, and increase future required contributions.
We currently hold non-controlling minority investments and may make additional minority investments in the future. Because we do not control the operations or strategic decisions of these investees, these investments inherently involve greater financial, operational, governance, and compliance risks. Other investors may have interests that differ from ours or may exercise their rights in ways that impair our ability to realize the anticipated benefits of these investments, including causing delays, disputes, or litigation. If our investees pursue additional financing to fund growth, such transactions may dilute our ownership and could occur at valuations below those at which we initially invested, thereby reducing the fair value of our holdings. Conversely, if our investees are unable to obtain needed financing, they may be forced to reduce spending, alter their business strategies, or face insolvency, each of which could significantly reduce the value of our investments in those entities.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.  CYBERSECURITY
Risk Management/Strategy
The protection of Company data, including customer and employee information, remains fundamental to our strategy of serving as a trusted advisor throughout the customer and employee experience. Cybersecurity is integrated into the Company’s Enterprise Risk Management framework and is overseen by management and the Audit Committee of the Board of Directors.
In 2025, two key areas of focus were (i) identifying and mitigating cybersecurity risks associated with the September 2025 acquisition of the Foot Locker Business and (ii) responding to rapid developments in AI technologies. Following the acquisition, we commenced a staged integration of Foot Locker’s employee identity and access management service to facilitate secure collaboration between the two companies and align on a common identity security standard. During this transition period, other Foot Locker systems and controls continued to operate under their pre‑acquisition cybersecurity framework, which may differ from the Company’s established standards. We expect people, process, and technology integration activities for the cybersecurity function to continue throughout the transition period.
As part of integration planning, the Company temporarily operated under a dual‑CISO structure. The Company’s Chief Information Security Officer (“CISO”) and the Foot Locker CISO were jointly responsible for overseeing cybersecurity strategy and risk management during the period subsequent to the acquisition. These leaders coordinated closely to align policies, processes, and controls; ensure continuity of security oversight; and support the migration of Foot Locker systems into the Company’s cybersecurity framework. The Company’s CISO took over responsibilities in March 2026.
The Company’s Cybersecurity team works in close partnership with internal stakeholders to monitor current and emerging data security risks across the enterprise and with third parties. The Company implements and maintains industry‑accepted cybersecurity risk management and compliance frameworks and programming, including the NIST Cybersecurity Framework. Internal and third‑party risks are reviewed, monitored, and managed by the Cybersecurity and Privacy teams, and are subject to oversight by Internal Audit and various external assessors. The Company regularly engages third‑party experts to evaluate the effectiveness of its cybersecurity controls and programs. Additionally, the Company continues to invest in skilled personnel; recurring training; processes and procedures; insurance coverages; and numerous technologies designed to address current threats, emerging trends, and the evolving legal, regulatory, and risk landscape applicable to cybersecurity.
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
As of the date of this Annual Report on Form 10-K, risks from cybersecurity threats, including the results of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations or financial condition. While we have no knowledge of any material data security breaches to date, any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business, athlete experience, reputation or investor confidence. See Item 1A. “Risk Factors” for more information on the Company’s cybersecurity-related risks.
Governance
The Audit Committee oversees the Company’s cybersecurity risk management program, reflecting the Company‑wide priority placed on protecting customer and employee data. During the transition period following the Foot Locker acquisition, the Company’s cybersecurity risk management function was jointly led by the Company’s CISO—an industry leader with over 30 years of experience who joined the Company in January 2025—and the former Foot Locker CISO through March 2026.
The Company’s CISO reports to the Chief Technology Officer, who reports directly to the Chief Executive Officer. The CISO provides quarterly, and more frequent as necessary, updates to the Audit Committee and periodic briefings to the full Board regarding existing and emerging cybersecurity risks, as well as management’s mitigation activities. Together with the broader cybersecurity team, the CISO is responsible for overseeing the Company’s capabilities to protect against, detect, contain, and respond to cybersecurity threats in accordance with the IR Plan.

ITEM 2.  PROPERTIES
We lease substantially all of our stores, administrative offices for the Foot Locker Business, and nine of our distribution centers including three for the DICK’S Business and six for the Foot Locker Business. Our DICK’S stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. Our Foot Locker stores typically have initial lease terms that range from 5 to 10 years, generally contain rent escalation provisions and some of these store leases contain renewal options with varying terms and conditions. We believe that our leases, when entered into, are at market rate rents. We generally select a new store site 12 to 24 months before its opening. Our stores are primarily located in shopping centers in regional shopping areas, as well as in freestanding locations, malls and high-traffic urban areas, in the case of the Foot Locker Business.
As of January 31, 2026, we operated 3,195 store locations across the DICK’S and Foot Locker Businesses in 50 states and international geographies. The following table sets forth the number of U.S. stores by geographic location:

Geographic Location	DICK’S Business	Foot Locker Business	Total	Geographic Location	DICK’S Business	Foot Locker Business	Total
Alabama	15	13	28	Montana	—	2	2
Alaska	—	4	4	Nebraska	5	3	8
Arizona	14	31	45	Nevada	6	16	22
Arkansas	5	5	10	New Hampshire	7	5	12
California	65	233	298	New Jersey	28	54	82
Colorado	18	13	31	New Mexico	4	10	14
Connecticut	13	16	29	New York	49	120	169
Delaware	4	8	12	North Carolina	42	36	78
District of Columbia	1	2	3	North Dakota	1	—	1
Florida	59	110	169	Ohio	48	37	85
Georgia	26	52	78	Oklahoma	10	9	19
Guam	—	1	1	Oregon	11	8	19
Hawaii	—	6	6	Pennsylvania	51	54	105
Idaho	7	3	10	Puerto Rico	—	39	39
Illinois	39	67	106	Rhode Island	3	4	7
Indiana	25	18	43	South Carolina	15	19	34
Iowa	9	2	11	South Dakota	1	3	4
Kansas	11	7	18	Tennessee	20	15	35
Kentucky	13	11	24	Texas	63	180	243
Louisiana	8	26	34	Utah	6	7	13
Maine	4	1	5	Vermont	2	—	2
Maryland	22	46	68	Virgin Islands	—	4	4
Massachusetts	23	24	47	Virginia	32	44	76
Michigan	26	46	72	Washington	14	18	32
Minnesota	17	11	28	West Virginia	6	4	10
Mississippi	7	5	12	Wisconsin	17	16	33
Missouri	15	22	37	Wyoming	1	—	1
				Total United States	888	1,490	2,378

In addition to store locations in the United States, as of January 31, 2026, the Company’s Foot Locker Business also operates 120 store locations in Canada, 573 store locations in Europe and 124 store locations in Asia Pacific, including Australia, New Zealand and Japan. The Foot Locker Business also has a licensed store presence consisting of 254 locations across the Middle East, Asia and Europe as of January 31, 2026.

The following is a list of distribution facilities including their approximate square footage and whether the location is leased or owned:

Facility Location	Business	Square Footage	Ownership
Conklin, New York	DICK’S	917,000	Owned
Atlanta, Georgia	DICK’S	914,000	Leased
Plainfield, Indiana	DICK’S	725,000	Leased
Goodyear, Arizona	DICK’S	624,000	Owned
Smithton, Pennsylvania	DICK’S	601,000	Leased
Junction City, Kansas	Foot Locker	1,329,000	Owned
Haps, Netherlands	Foot Locker	503,000	Leased
Reno, Nevada	Foot Locker	465,000	Leased
Camp Hill, Pennsylvania	Foot Locker	335,000	Owned
El Monte, California (WSS)	Foot Locker	361,000	Leased
Milton, Ontario	Foot Locker	259,000	Leased
Saitama, Japan (atmos)	Foot Locker	122,000	Leased
Corby, United Kingdom	Foot Locker	73,000	Leased
During fiscal 2024, the Company entered into a development contract to construct a new 805,000 square foot distribution center for the DICK’S Business in Fort Worth, Texas. The Company plans to open the new distribution center in 2026. In addition, the Foot Locker Business opened a new leased distribution center during fiscal 2025 in Haps, Netherlands, following the closure of its previous European distribution center in Heijen, Netherlands, to better support store replenishment and omni-channel fulfillment across Europe.
The Company owns and operates a Customer Support Center (“CSC”) with 670,000 square feet in Coraopolis, Pennsylvania which serves as the corporate headquarters for the DICK’S Business. The land on which our CSC is built is subject to an underlying ground lease with Allegheny County Airport Authority, which expires in 2039. The Foot Locker Business is headquartered in New York, New York with a new leased office space under construction with 125,000 square feet. The Foot Locker Business also has other administrative offices throughout the regions in which it operates.
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
By letters dated June 23, 2025, August 8, 2025 and March 18, 2026, the Company received demands from purported stockholders for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (“Section 220”) for asserted purposes including investigating possible wrongdoing and breach of fiduciary duty by the Company’s directors and/or officers related to allegations in the Securities Litigation and the Derivative Litigation. The Company objected to the June 23, 2025 and August 8, 2025 demands and is evaluating the March 18, 2026 demand. On November 3, 2025, the stockholder making the August 8, 2025 demand, Benjamin L. Anderson, filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under Section 220 for asserted purposes including investigation of potential wrongdoing by the Company’s current and/or former directors and officers in connection with allegations in the Securities Litigation (captioned Anderson v. DICK’S Sporting Goods, Inc., C.A. No. 2025-1269-LM) (the “Anderson Section 220 Complaint”). The Anderson Section 220 Complaint seeks relief including an order requiring inspection of certain books and records and payment of reasonable attorneys’ fees and expenses. On November 25, 2025, the Court entered an order staying the Anderson action for four months or until a decision is issued on defendants’ motion to dismiss in the Securities Litigation. The Company does not believe that the Anderson Section 220 Complaint states any meritorious claims and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
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
As of March 20, 2026, there were 375 and 19 registered holders of our common stock and Class B common stock, respectively.
Comparison of 5 Year Cumulative Total Return
The following graph compares the performance of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the S&P Specialty Retail Index for the periods indicated below. The graph assumes that $100 was invested on January 29, 2021 in our common stock, the S&P 500 and the S&P Specialty Retail Index and that all dividends were reinvested.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to common stock repurchases made during the three months ended January 31, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
November 2, 2025 to November 29, 2025	2,321	$216.84	—	$3,212,873,676
November 30, 2025 to January 3, 2026	227,148	$200.46	217,841	$3,169,412,538
January 4, 2026 to January 31, 2026	—	$—	—	$3,169,412,538
Total	229,469	$200.62	217,841

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
Business Overview
We are a leading global sports retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. Our banners include DICK’S Sporting Goods, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center which are all located across the United States. Additionally, as owner and operator of Foot Locker, which includes Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners, we serve the global sneaker community across North America, Europe, Asia and Australia, plus a licensed store presence in Europe, the Middle East and Asia. We also own and operate GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year, which ends on the Saturday closest to the end of January each year.
When we refer to the “DICK’S Business” in this Annual Report on Form 10-K (this “10-K Report”), we are describing our existing DICK’S Sporting Goods operations, encompassing the DICK’S Sporting Goods, Golf Galaxy, Going Going Gone! and Public Lands banners, as well as GameChanger. When we refer to the “Foot Locker Business” we are describing our newly acquired Foot Locker operations, including the Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners.
Through our strategic pillars of athlete experience, differentiated product, brand engagement and teammate experience, we have transformed our DICK’S Business to drive sustained profitable growth. As part of our strategy, we have meaningfully improved our merchandise assortment through our vertical brands and strong relationships with our key brand partners, which provide access to highly differentiated products. We have also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to further engage our athletes. We continue to innovate our omni-channel athlete experience through our DICK’S House of Sport stores, Golf Galaxy Performance Centers and our DICK’S Field House stores, and believe that a key driver of our future omni-channel growth will include repositioning our store portfolio to grow these stores. In addition to these strategies and foundational improvements, consumers have also made what we believe will be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products.
We believe there is strength and momentum in the sports industry in the United States and expect this trend to continue in the near term, with continued excitement around women’s sports, the 2026 FIFA World Cup and the 2028 Olympics. We believe that the convergence of sport and culture has never been stronger and that we are well-positioned for this opportunity. From this position of strength, we plan to continue to make investments in digital and in-store opportunities to further grow our market share through repositioning our store portfolio, driving continued growth across our key categories and accelerating our eCommerce channel.
Acquisition of Foot Locker
On September 8, 2025, we completed the acquisition of Foot Locker, a leading footwear and apparel retailer, for total purchase consideration of $2.5 billion, pursuant to the Merger Agreement dated May 15, 2025. The acquisition of Foot Locker is a transformative step towards creating a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, which we believe will deepen our brand partnerships as a combined company in a way that will redefine sports retail. Foot Locker delivered sales of $8 billion in fiscal 2024 and encompasses a portfolio of banners including Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 2 – Acquisition of Foot Locker for further information.
The Foot Locker Business contributed net sales of $3.1 billion and a net loss of $60.0 million during fiscal 2025. These results reflect the operations from the September 8, 2025 acquisition date through the end of fiscal 2025, which does not include the peak back-to-school selling season in August. Pro forma comparable sales for the Foot Locker Business, which assume Foot Locker had been acquired at the beginning of the current fiscal year, decreased 3.3% for the year ended January 31, 2026. This decline in Foot Locker’s pro forma comparable sales includes a decrease in Foot Locker’s International comparable sales of 8.1% for the year ended January 31, 2026, which represents operations of the Foot Locker Business in Europe and Asia Pacific.

Following the acquisition, we assembled a new leadership team to lead the Foot Locker Business and started an eleven-store pilot in North America, referred to as our “Fast Break” initiative, to test improved merchandise presentation and assortment, which we have subsequently expanded to ten additional stores in Los Angeles. Additionally, we initiated a review of unproductive assets across Foot Locker’s inventory assortment and store portfolio. We expect that actions to optimize the inventory assortment and store portfolio of the Foot Locker Business, as well as other merger and integration and financing costs, will result in total estimated pre-tax acquisition-related charges of $500 to $750 million. We incurred $390.0 million of acquisition-related charges during fiscal 2025, including $217.9 million of charges from the write-down and liquidation of inventory, $164.2 million of merger and integration costs, which includes legal and regulatory fees, other professional services and other costs related to the Foot Locker acquisition, and $7.9 million of bridge financing costs. We expect approximately $150 million of acquisition-related costs in fiscal 2026. Additionally, we anticipate the acquisition to deliver between $100 million to $125 million in cost synergies in the medium-term, to be primarily achieved through procurement and direct sourcing efficiencies.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates, inflationary pressures, changes to international trade policies from taxation and tariffs, and geopolitical conflicts, tensions and events, all of which could impact pricing, consumer discretionary spending behavior and the promotional landscape in which we operate.
Despite this increasingly complex and dynamic macroeconomic environment, we continued to drive comparable sales growth in fiscal 2025 for our DICK’S Business through execution of our core strategies, and with our strong vendor relationships and operational strength, we believe we are well-positioned for long-term growth. As a result of our continued strength and momentum of the DICK’S Business and the turnaround efforts underway at Foot Locker, balanced against the dynamic geopolitical and macroeconomic environment, we have provided our full year outlook for 2026 and expect total net sales of $22.1 billion to $22.4 billion and earnings per diluted share in the range of $13.70 to $14.70, which includes approximately $150 million of Foot Locker acquisition-related costs anticipated in 2026, offset by income related to litigation and other settlements expected in the first quarter of fiscal 2026. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 19 – Subsequent Events for further information.
Overview of 2026 Outlook for our DICK’S Business:
For 2026, we expect to drive continued comparable sales growth, strategic expansion of square footage, and strong profitability for the DICK’S Business and expect comparable sales growth for the year to be in the range of 2% to 4% and segment profit to be in the range of $1.58 billion to $1.66 billion, or 11.0% to 11.2% as a percentage of net sales. Other trends expected in fiscal 2026 for the DICK’S Business are as follows:
•We expect slightly higher comparable sales in the first half of 2026, primarily due to the FIFA World Cup.
•We expect segment profit as a percentage of net sales to decline in the first half of 2026, but expand in the second half of 2026 due to the timing of planned investments and synergy savings.
Overview of 2026 Outlook for our Foot Locker Business:
We are targeting to return the Foot Locker Business to profitability in 2026 and remain confident in the value creation opportunities of this business. For fiscal 2026, we expect pro forma comparable sales growth to be in the range of 1% to 3% and segment profit to be in the range of $100 to $150 million. We also expect pro forma comparable sales and segment profit performance to be weighted towards the second half of 2026, with back to school being the inflection point for the Foot Locker Business.
Recent Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes several measures affecting corporations and other business entities, was signed into law. These measures include modifications and permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). We have recognized the impacts of the OBBBA into the current and deferred income tax provision for fiscal 2025, which resulted in reduced federal income tax liability and related tax payments, but no significant impact to the annual effective tax rate. We will continue to evaluate future provisions and do not anticipate any significant impact to the financial statements.
The Company’s current expectations described above include forward-looking statements. Please see the “Forward-Looking Statements” section in this Annual Report on Form 10-K for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance, including the following for the DICK’S and Foot Locker Businesses:
•Comparable sales performance – Our management considers comparable sales, which includes digital revenue, to be an important indicator of our current performance. Comparable sales results are important to leverage our costs, which include occupancy costs, store payroll and other store expenses. Comparable sales also have a direct impact on our total net sales, net income, cash and working capital. A store is included in the comparable sales calculation during the fiscal period that it commences its 14th full month of operations. Relocated stores are included in the comparable sales calculation from the open date of the original location. Stores that were permanently closed during the applicable period have been excluded from comparable sales results. Our digital revenue includes all eCommerce sales, including omni-channel transactions which are fulfilled by our stores, GameChanger subscriptions as well as revenue from our DICK’S Media Network. The Foot Locker Business will be included in our comparable sales calculation beginning in the fourth quarter of fiscal 2026, which is when these stores will commence their 14th full month of operations following the date of acquisition. For further discussion of our comparable sales refer to the “Consolidated Operating Results” section herein.
•Operating income, or segment profit, and related margin – Our management views operating income, or segment profit, and related margin as key indicators of our performance. The key drivers of operating income or segment profit are comparable sales, gross profit and our ability to control selling, general and administrative expenses.
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

Executive Summary
•Net sales increased 28.1% to $17.22 billion during fiscal 2025 from $13.44 billion during fiscal 2024, which includes $3.1 billion of net sales for the Foot Locker Business and a 4.5% increase in comparable sales for the DICK’S Business. Comparable sales for the DICK’S Business increased 5.2% in fiscal 2024 compared to the previous year.
•In fiscal 2025, we reported net income of $849.2 million, or $9.97 per diluted share, compared to $1.17 billion, or $14.05 per diluted share, during fiscal 2024.
◦Earnings per diluted share in the current year includes a $60.0 million net loss from the Foot Locker Business and the dilutive effect of 9.6 million shares of the Company’s common stock issued in connection with the Foot Locker acquisition, which together decreased earnings per diluted share by $1.38.
◦Net income also includes $307.3 million, net of tax, or $3.61 per diluted share, of acquisition-related costs, which include actions to optimize the Foot Locker inventory assortment, merger and integration costs and bridge financing fees related to the Foot Locker acquisition. In addition, net income includes $9.9 million, net of tax, or $0.12 per diluted share, related to an asset impairment charge. These charges were partially offset by non-cash gains from our investment in Foot Locker equity securities of $42.2 million, or $0.50 per diluted share, which are not taxable following the completion of the acquisition.
•In addition, during fiscal 2025, we:
◦Declared and paid aggregate cash dividends on a quarterly basis for a total amount of $4.85 per share on our common stock and Class B common stock; and
◦Repurchased 1.6 million shares of common stock under our share repurchase program for a total cost of $342.1 million.
•The following table summarizes store activity in fiscal 2025:

	Store Count Information					Gross Square Footage (10) (11) (in millions)
	Beginning Stores	New Stores	Closed Stores	Relocated / Converted (9)	Ending Stores	Beginning	Ending

DICK'S (1)	677	—	(7)	(26)	644	36.3	34.4
DICK'S Field House (1)	27	2	—	13	42	1.6	2.4
DICK'S House of Sport	19	3	—	13	35	2.2	3.8
Total DICK'S	723	5	(7)	—	721	40.1	40.6
Other Specialty Concepts
Golf Galaxy (2)	109	4	—	—	113	2.4	2.5
Going Going Gone! (3)	50	11	(10)	—	51	2.2	2.3
Public Lands	3	—	—	—	3	0.1	0.1
Total Other Specialty Concepts	162	15	(10)	—	167	4.8	4.9
Total DICK’S Business	885	20	(17)	—	888	44.8	45.5

	Store Count Information					Gross Square Footage (4) (11) (in millions)
	Beginning Stores (4)	New Stores	Closed Stores (8)	Relocated / Converted (8)	Ending Stores	Beginning	Ending

Foot Locker North America	745	2	(13)	—	734	4.3	4.4
Champs Sports	376	—	(5)	—	371	2.2	2.2
Kids Foot Locker	365	3	(6)	—	362	1.3	1.3
WSS	151	—	(8)	—	143	1.9	1.8
Total North America (5)	1,637	5	(32)	—	1,610	9.7	9.7
Foot Locker Europe (6)	585	4	(16)	—	573	2.3	2.3
Foot Locker Asia Pacific	95	—	(1)	—	94	0.4	0.4
atmos	30	—	—	—	30	—	—
Total International	710	4	(17)	—	697	2.8	2.8
Total Owned Stores	2,347	9	(49)	—	2,307	12.5	12.4
Licensed stores (7)	246	16	(8)	—	254	1.1	1.1
Total Foot Locker Business	2,593	25	(57)	—	2,561	13.6	13.5
(1)Beginning store count and square footage were updated to reflect one DICK’S Field House location that opened in fiscal 2024, which was previously reflected as a DICK’S store.
(2)As of January 31, 2026, includes 33 Golf Galaxy Performance Centers, with nine new openings during fiscal 2025, five of which were conversions of prior Golf Galaxy store locations.
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
(6)Represents Foot Locker store locations in Europe, including three Kids Foot Locker stores and related square footage, as of January 31, 2026.
(7)Reflects licensed stores operating in the Middle East, Asia and Europe.
(8)Store closures for the Foot Locker Business during fiscal 2025 include seven WSS stores identified as part of the Company's review of unproductive assets. Additionally, the Foot Locker Business relocated 35 stores during the current year period consisting of 15 Foot Locker and 15 Kids Foot Locker store locations in North America and five international store locations.
(9)Reflects stores converted between concept or prototype through store relocations or remodels as part of the Company's strategy to reposition its store portfolio. In addition to stores that converted between concepts, the Company relocated or remodeled eight stores for the DICK'S Business during the current year period, consisting of five Golf Galaxy and three Going Going Gone! store locations.
(10)Includes square footage as of January 31, 2026 related to a Public Lands store closure as we plan to convert it into a DICK’S Field House store during early fiscal 2026.
(11)Columns may not recalculate due to rounding.

Consolidated Operating Results
The following table presents, for the fiscal years indicated, selected items in the Consolidated Statements of Income as a percentage of net sales, as well as the basis point change in percentage of net sales from fiscal 2025 to fiscal 2024. Results herein for fiscal 2025 reflect Foot Locker operations from the September 8, 2025 acquisition date through the end of the fiscal year, which does not include the peak back-to-school selling season in August.

	Fiscal Year		Basis Point Change in Percentage of Net Sales from Prior Year 2024 - 2025 (A)
	2025 (A)	2024
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	67.08	64.10	298
Gross profit	32.92	35.90	(298)
Selling, general and administrative expenses (3)	25.20	24.51	69
Merger and integration costs (4)	0.95	—	95
Pre-opening expenses (5)	0.40	0.43	(3)
Operating income	6.37	10.96	(459)
Interest expense	0.37	0.39	(2)
Other income	(0.64)	(0.73)	9
Income before income taxes	6.63	11.30	(467)
Provision for income taxes	1.70	2.63	(93)
Net income	4.93%	8.67%	(374)
Other Data:
Comparable sales increase (6)	4.5%	5.2%
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
(6)Foot Locker will be included in the quarterly comparable store calculation beginning in the fourth quarter of fiscal 2026, which is when these stores will commence their 14th full month of operations following the date of acquisition. Additionally, beginning in fiscal 2025, we revised our method for calculating comparable sales to include Warehouse Sale locations beginning in the stores’ 14th full month of operations, similar to our other store locations. Prior year information has been revised to reflect this change for comparability purposes. See additional details as furnished in Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2025.
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

A discussion regarding our financial condition and results of operations for the year ended January 31, 2026 (Fiscal 2025) compared to the year ended February 1, 2025 (Fiscal 2024) is presented below. A discussion regarding our financial condition and results of operations for Fiscal 2024 compared to the year ended February 3, 2024 (Fiscal 2023) can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed with the SEC on March 27, 2025.
Fiscal 2025 Compared to Fiscal 2024
Net Sales
Net sales increased 28.1% to $17.22 billion in 2025 from $13.44 billion in 2024, which includes $3.1 billion of Foot Locker net sales since the acquisition date and a $592.8 million, or 4.5%, increase in comparable sales for the DICK’S Business. The remaining increase in net sales was primarily attributable to new stores, including DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center locations. The increase in comparable sales for the DICK’S Business includes a 4.2% increase in sales per transaction and a 0.3% increase in transactions, and reflects growth in footwear, golf, athletic apparel, licensed merchandise and team sports, partially offset by declines in outdoor equipment.
Operating Income
Operating income decreased to $1,095.9 million in 2025 from $1,473.9 million in 2024.
Gross profit increased to $5,667.3 million in 2025 from $4,825.7 million in 2024, but decreased as a percentage of net sales by 298 basis points primarily due to a 127 basis point decrease, or $217.9 million, to write-down and liquidate Foot Locker inventory as part of our Foot Locker acquisition-related charges and 215 basis points from lower gross margin in the Foot Locker Business. Gross profit increased 44 basis points as a percentage of net sales for the DICK’S Business, driven primarily by the quality of our assortment.
Selling, general and administrative expenses increased to $4,338.2 million in the current year from $3,294.3 million in 2024, and increased as a percentage of net sales by 69 basis points. The $1.0 billion increase in the current year includes $809.4 million from the Foot Locker Business since the acquisition date. The remaining increase is primarily due to strategic digital and in-store investments across technology and talent, and marketing, partially offset by lower incentive compensation expenses compared to fiscal 2024. The current period also includes a $13.4 million asset write-down following the abandonment of a technology service contract and a $1.2 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $164.2 million in fiscal 2025. These costs include legal and regulatory fees, other professional services, employee retention and severance costs related to the acquisition of Foot Locker.
Pre-opening expenses increased to $69.0 million in the current year from $57.5 million in 2024. Pre-opening expenses in any period fluctuate depending on the timing and number of new store openings and relocations. The current year period includes pre-opening expenses to support the opening of 16 DICK’S House of Sport stores, compared to seven in the prior year period.
Other Income
Other income totaled $110.3 million in 2025 compared to $98.1 million in 2024. The $12.2 million increase was primarily driven by non-cash gains from an investment in Foot Locker equity securities prior to the acquisition of $42.2 million and a $1.2 million expense decrease compared to the prior year from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount. Increases in other income were partially offset by a $36.0 million decrease in interest income primarily as a result of lower average cash and cash equivalents and lower average interest rates during the current year.
Income Taxes
Our effective tax rate increased to 25.6% in the current year from 23.3% in 2024. The effective tax rate for the current year was unfavorably impacted by losses in certain foreign jurisdictions where tax benefits cannot be recognized and certain non-deductible acquisition-related costs associated with the Foot Locker acquisition. In addition, the effective tax rate for the prior year was favorably impacted by a higher number of employee equity awards exercised, which resulted in $15.9 million of higher excess tax benefits in the prior year compared to the current year. These increases were partially offset by a $10.8 million favorable tax impact from the gains on the Company’s pre-existing Foot Locker investment that were not taxable following completion of the acquisition.

Operating Results by Business Segment
The following section includes certain financial information related to the operating results for our DICK’S Business and Foot Locker Business during the periods presented.
Fiscal 2025 Compared to Fiscal 2024

(dollars in thousands)	Fiscal 2025	% of Sales	Fiscal 2024	% of Sales	% Increase (Decrease)	Basis Point Change (A)
Net sales
DICK’S Business	$14,108,943	100.00%	$13,442,849	100.00%	5.0%
Foot Locker Business	3,106,177	100.00%	—	—%	*
Total net sales	$17,215,120	100.00%	$13,442,849	100.00%	28.1%

Gross profit
DICK’S Business	$5,126,299	36.33%	$4,825,696	35.90%	6.2%	44 bps
Foot Locker Business	758,889	24.43%	—	—%	*	*
Corporate and other expenses	(217,926)	(1.27)%	—	—%	*	*
Total gross profit	$5,667,262	32.92%	$4,825,696	35.90%	17.4%	(298) bps

Business Segment profit (loss)
DICK’S Business	$1,568,443	11.12%	$1,497,569	11.14%	4.7%	(2) bps
Foot Locker Business	(52,220)	(1.68)%	—	—%	*	*
Reconciliation to operating income
Corporate and other expenses	(420,314)		(23,637)
Total operating income	$1,095,909		$1,473,932
* Calculation not meaningful.
(A) Column may not recalculate due to rounding.
DICK’S Business
Net sales for the DICK’S Business increased 5.0% to $14,108.9 million in 2025 from $13,442.8 million in 2024, due primarily to a $592.8 million, or 4.5%, increase in comparable sales. The remaining increase in net sales was primarily attributable to new stores, including DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center locations. The 4.5% increase in comparable sales includes a 4.2% increase in sales per transaction and a 0.3% increase in transactions, and reflects growth in footwear, golf, athletic apparel, licensed merchandise and team sports, partially offset by declines in outdoor equipment.
Gross profit for the DICK’S Business increased to $5,126.3 million in fiscal 2025 from $4,825.7 million in 2024 and increased as a percentage of net sales by 44 basis points. Merchandise margins as a percentage of net sales increased 36 basis points as a result of the quality of our assortment. The remaining increase in gross profit as a percentage of net sales was driven by leverage on eCommerce shipping and fulfillment costs due to the increase in net sales. Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs increased $57.6 million and remained flat as a percentage of sales in fiscal 2025 as compared to 2024.
Segment profit for the DICK’S Business increased 4.7%, but decreased by two basis points as a percentage of net sales, to $1,568.4 million in fiscal 2025 compared to $1,497.6 million in fiscal 2024. Gross profit expansion of 44 basis points was offset by 41 basis points of deleverage in selling, general and administrative expenses and five basis points from preopening expenses compared to the prior year. Selling, general and administrative expenses increased $219.9 million in fiscal 2025 due to our strategic digital and in-store investments across technology and talent, and marketing, partially offset by lower incentive compensation expenses compared to fiscal 2024. Preopening expenses increased $9.8 million in fiscal 2025, due primarily to the opening of 16 new DICK’S House of Sport stores in the current period compared to seven in the prior year period.

Foot Locker Business
The acquisition of Foot Locker was completed on September 8, 2025; therefore, there is no comparative prior period. Financial results for fiscal 2025 include Foot Locker’s operations from the acquisition date.
Corporate and other expenses
Corporate and other expenses for segment reporting purposes represent costs not specifically related to the recurring operations of our segments. Corporate and other expenses for fiscal 2025 include $217.9 million to write down and liquidate inventory, merger and integration costs of $164.2 million, which includes legal and regulatory fees, other professional services and other costs related to the Foot Locker acquisition, $13.4 million for an asset impairment charge and a $24.8 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in other income on the Consolidated Statements of Income.
Liquidity and Capital Resources
Our cash on hand as of January 31, 2026 was $1.4 billion. We believe that our current cash position, and cash flows from operations, supplemented by funds available under our unsecured $2.0 billion Credit Facility and access to long-term debt capital markets, if necessary, are sufficient to operate our business for the next twelve months. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels. We had no revolving credit facility borrowings at any point during 2025.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Acquisition of Foot Locker
On September 8, 2025, we completed the acquisition of Foot Locker, pursuant to the terms in our Merger Agreement dated May 15, 2025, for total consideration of $2.5 billion primarily consisting of $2.1 billion in share consideration for the issuance of 9.6 million shares of the Company’s common stock, $223.0 million in cash consideration and $111.6 million from the Company’s pre-existing equity ownership in Foot Locker. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 2 – Acquisition of Foot Locker for further information.
In connection with the Foot Locker acquisition, we completed an exchange offer of outstanding 4.00% senior notes due 2029 issued by Foot Locker (the “Original 2029 Notes”) for up to $400 million aggregate principal amount of new 4.00% senior notes due 2029 issued by DICK’S Sporting Goods (the “Exchanged 2029 Notes”). The completion of the exchange offer resulted in the issuance of $381.9 million of Exchanged 2029 Notes, with the remaining $18.1 million in aggregate principal amount of Original 2029 Notes as an outstanding obligation of Foot Locker (collectively, the Exchanged 2029 Notes and Original 2029 Notes are the “2029 Notes”). Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 10 – Long-Term Debt and Financing Lease Obligations for further information.
Leases
We lease substantially all of our stores, administrative offices for the Foot Locker segment, nine of our distribution centers including three for the DICK’S Business and six for the Foot Locker Business, and certain equipment under non-cancellable operating leases that expire at various dates through 2043. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8 – Operating Leases for further information.
Revolving Credit Facility
During fiscal 2025, we terminated our $1.6 billion Existing Credit Facility and entered into a new $2.0 billion Credit Facility, of which $75 million is available for letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or an adjusted SOFR plus, in each case, an applicable margin percentage. We had no revolving Credit Facility borrowings at any point during fiscal 2025, and as of January 31, 2026, there were no borrowings outstanding under the Credit Facility. We have total remaining borrowing capacity, after adjusting for $26.7 million of standby letters of credit, of $1.97 billion. We were in compliance with all covenants under the Credit Facility agreement at January 31, 2026. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 9 – Revolving Credit Facility for further information.

Commercial Paper
During December 2025 we initiated a commercial paper program, which is supported by the Credit Facility. Under this program, we may issue unsecured commercial paper notes with a maximum aggregate amount outstanding of $500.0 million, with individual maturities that may vary but not exceed 397 days from the date of issuance. The Credit Facility serves as a liquidity backstop for our commercial paper program. There were no commercial paper borrowings at any point during fiscal 2025, and as of January 31, 2026, there were no borrowings outstanding under the Company’s commercial paper program. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 9 – Revolving Credit Facility for further information.
Senior Notes
As of January 31, 2026, we have $750 million principal amount of senior notes due 2032 (the “2032 Notes”) and $750 million principal amount of senior notes due 2052 (the “2052 Notes”) outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually, in arrears, on January 15 and July 15.
As of January 31, 2026, we also have $400 million principal amount of 2029 Notes (the 2029 Notes together with the “2032 Notes” and the “2052 Notes”, collectively, the “Senior Notes”) outstanding. Cash interest accrues at a rate of 4.00% per year on the 2029 Notes, which is payable semi-annually, in arrears, on April 1 and October 1.
As of January 31, 2026, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 10 – Long-Term Debt and Financing Lease Obligations for further information.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. In fiscal 2025, capital expenditures totaled $1,137.2 million on a gross basis and $975.5 million on a net basis, inclusive of construction allowances provided by landlords.
We anticipate fiscal 2026 capital expenditures of approximately $1.5 billion, net of construction allowances provided by landlords. As we continue to reposition our store portfolio for the DICK’S Business, these investments will be concentrated in store growth, relocations and improvements in our existing stores. We plan to open approximately 14 DICK’S House of Sport locations in 2026 and expect to begin construction on approximately 18 locations scheduled to open throughout 2027. We also plan to open approximately 22 DICK’S Field House and 15 Golf Galaxy Performance Center locations in 2026. By leveraging our real estate flexibility, we expect over 75% of our 2026 store openings for the DICK’S Business will be relocations or remodels of existing store locations, which will increase our square footage in 2026. Additionally, we plan to invest in the Foot Locker Business as we look to rapidly expand the Fast Break store initiative in 2026, with the goal to have approximately 250 locations ahead of the back-to-school season.
Our fiscal 2026 capital expenditures plan also includes ongoing investments in our supply chain and technology, including the construction of a new regional distribution center in Fort Worth, Texas, which is expected to open in 2026, and investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities to drive efficiencies and enhance the omni-channel athlete experience. Additionally, we plan to invest in emerging growth opportunities with our GameChanger platform and DICK’S Media Network.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our current $2 billion share repurchase program authorized by our Board of Directors on December 16, 2021. In fiscal 2025, we repurchased 1.6 million shares of our common stock at a cost of $342.1 million. As of January 31, 2026, the available amount remaining under the December 2021 share repurchase program is $169.4 million. On March 10, 2025, our Board of Directors authorized an additional five-year share repurchase program of up to $3 billion of the Company's common stock. The Company plans to continue to purchase under the 2021 program until it is exhausted or expired.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.

Dividends
In fiscal 2025, we paid $413.9 million of dividends to our stockholders. On March 11, 2026, our Board of Directors declared a 3% increase in our quarterly cash dividend compared to the previous quarterly per share amount. The dividend of $1.25 per share of common stock and Class B common stock is payable on April 10, 2026 to stockholders of record as of the close of business on March 27, 2026.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation, and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $33.2 million and $49.6 million as of January 31, 2026 and February 1, 2025, respectively.
Cash Flows
Changes in cash and cash equivalents for the last three fiscal years are as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net cash provided by operating activities	$1,537,343	$1,311,835	$1,527,335
Net cash used in investing activities	(1,054,489)	(796,558)	(614,676)
Net cash used in financing activities	(821,306)	(626,131)	(1,035,748)
Effect of exchange rate changes on cash and cash equivalents	1,738	(426)	(77)
Net decrease in cash and cash equivalents	$(336,714)	$(111,280)	$(123,166)

Operating Activities
Cash flows provided by operating activities increased $225.5 million in 2025 compared to 2024, which is primarily due to year-over-year changes in inventory levels and accounts payable, which increased operating cash flows by $374.5 million and reflects investments in key categories to support our sales growth last year and this year’s write-down and liquidation of Foot Locker inventory. Additionally, the current year increase in cash flows from operating activities includes lower income tax payments following the enactment of provisions in the OBBBA and higher cash flows received from landlords, as we continue to reposition our chain and invest in our store portfolio within our DICK’S Business. These increases in cash flows provided by operating activities were partially offset by year-over-year changes in incentive compensation accruals and corresponding payments and other accrued expenses for severance and transaction costs related to the Foot Locker acquisition, along with lower earnings due to Foot Locker’s operating results since the acquisition date.
Investing Activities
Cash used in investing activities increased $257.9 million to $1,054.5 million in 2025 compared to 2024. Gross capital expenditures increased $334.6 million primarily driven by investments in new and future DICK’S House of Sport stores and DICK’S Field House stores, higher investments in remodels or other store enhancements as well as the construction of our sixth DICK’S Sporting Goods distribution facility. Cash used in investing activities for the current year also includes cash acquired from the acquisition of Foot Locker of $257.1 million, net of cash paid. The remaining increase in cash used in investing activities is driven by the purchase of a corporate aircraft and $119.5 million in purchases of investments, which included $69.5 million of Foot Locker equity securities.

Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility or other financing sources. Cash used in financing activities increased $195.2 million during 2025 compared to 2024, primarily due to higher share repurchases, dividends and cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards compared to the prior year.

Contractual Obligations and Commercial Commitments
We are party to contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. Our future contractual obligations primarily consist of payments for operating leases, long-term debt and related interest payments, and other purchase obligations. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 8 – Operating Leases and Note 10 – Long-Term Debt and Financing Lease Obligations for amounts outstanding as of January 31, 2026 related to operating leases, long-term debt and financing leases.
Other purchase obligations are for marketing commitments to promote our brand and products, including media and naming rights, technology-related commitments, licenses for trademarks and other ordinary course commitments. In the ordinary course of business, we enter into many contractual commitments, including purchase orders and commitments for products or services, but generally, such commitments represent annual or cancellable commitments. The amount of non-cancellable purchase commitments as of January 31, 2026 were approximately $450 million.

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
Inventory Valuation
The Company determines inventory cost using different valuation methods across the DICK’S and Foot Locker Businesses. For the DICK’S Business, inventory cost is determined using the weighted average cost method and consists of the direct costs of merchandise including freight, net of shrinkage, obsolescence, other valuation accounts and vendor allowances. For the Foot Locker Business, inventory cost is primarily determined using the retail inventory method, and includes freight, distribution center and sourcing costs. Additionally, inventory cost for the Foot Locker Business is net of shrinkage and valuation reserves when current selling prices have not been marked down to market. Merchandise inventories for the WSS and atmos banners are determined using the weighted average cost method. Inventories valued under the weighted average cost method are stated at the lower value between cost and net realizable value, while inventories valued using the retail inventory method are stated at the lower value between cost and their market value.
For inventories valued using the weighted average cost method, we regularly review these inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Our reserve requires management to make assumptions and apply judgment related to current and anticipated demand and the promotional environment, which may be impacted by changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies that could cause our inventory to be exposed to obsolescence or slow-moving merchandise. A 10% change in our obsolete inventory reserves as of January 31, 2026, would have affected income before income taxes by approximately $10.6 million in fiscal 2025.
For inventory valued using the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Permanent markdowns are reflected in inventory valuation when the price of an item is reduced, and reserves are established when current selling prices have not yet been marked down to market. The retail inventory method requires estimates and assumptions regarding markups, markdowns and shrink, among others, and as such could result in distortions of inventory amounts. Judgment is required for these estimates and assumptions, as well as to differentiate between promotional and other markdowns that may be required to correctly reflect merchandise inventories at the lower of cost or market. The failure to take permanent markdowns on a timely basis may result in an overstatement of inventory value. The decision to take permanent markdowns includes many factors, including the current retail environment, inventory levels, and the age of the item. We believe this method and its related assumptions, which have been consistently applied, to be reasonable.
Shrink expense is accrued as a percentage of merchandise sales based on historical shrink trends. We perform physical inventories at our stores and distribution centers throughout the year. The shrink reserve represents the cumulative loss estimate for each of our locations since the last physical inventory date through the reporting date. Estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results. A 10% change in our shrink reserves as of January 31, 2026, would have affected income before income taxes by approximately $4.4 million in fiscal 2025.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis, or whenever circumstances indicate that a decline in value may have occurred. Our evaluation for impairment requires accounting judgments and financial estimates in determining the fair value of the reporting unit or asset. If these judgments or estimates used in estimating future cash flows and asset fair values change in the future, we may be required to record impairment charges for these assets that could be material to our consolidated financial statements.
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
Similar to our test for impairment of goodwill, the impairment test for indefinite-lived intangible assets involves comparing their estimated fair values to their carrying values. We estimate the fair value of indefinite-lived intangible assets, which are comprised primarily of trademarks and trade names, based on an income approach using the relief-from-royalty method, which assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to derive a benefit from these types of assets. This approach is dependent on a number of factors, including estimates of future sales projections and growth, royalty rates in the category of intellectual property, discount rates and other variables. If actual results are not consistent with our estimates and assumptions used in estimating fair value, we may be exposed to material losses. We recognize an impairment charge when the estimated fair value of the intangible asset is less than its carrying value. Refer to Part IV Item 15. Exhibits and Financial Statement Schedules, Note 12 – Fair Value Measurements for further information.
In fiscal 2025, our acquisition of Foot Locker resulted in the recognition of goodwill and indefinite-lived intangible assets of $618.8 million and $710.0 million, respectively. The carrying value of these assets approximates the fair value as of January 31, 2026, and therefore any significant or adverse change in estimates or assumptions could result in an impairment in the future. For the remainder of the Company’s goodwill and intangible assets as of January 31, 2026, the estimated fair values are substantially in excess of carrying values and a 10% change would not indicate a potential impairment. We recorded no significant impairments in fiscal 2025, 2024 or 2023 to goodwill or intangible assets.
Impairment of Long-Lived Assets
We review long-lived assets whenever events and circumstances indicate that the carrying value of these assets may not be recoverable based on estimated undiscounted future cash flows. Assets are reviewed at the lowest level for which independent cash flows can be identified, which is typically the store level. We use an income approach to determine the fair value of individual store locations, which requires discounting projected future cash flows over each store’s remaining lease term. When determining the stream of projected future cash flows associated with an individual store location, we make assumptions about key store variables that incorporate local market conditions, including sales growth rates, gross margin and controllable expenses, such as store payroll. An impairment loss is recognized when the carrying amount of the store location is not recoverable and exceeds its fair value. During 2023, the Company completed a business optimization to better align its talent, organizational design and spending in support of its most critical strategies while also streamlining its overall cost structure (the “Business Optimization”). We recorded non-cash impairment charges from our Business Optimization. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 12 – Fair Value Measurements for further information. There were no other significant long-lived asset impairment charges recognized during fiscal 2025 or 2024.

Business Combinations
In accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values and the excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The determination of fair value requires significant judgment by management and involves the use of estimates and assumptions which we believe provides a reasonable basis for determining fair value. We engage outside appraisal firms to assist in the fair value determination of long-lived assets, income taxes and any other significant assets or liabilities. We may adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 2 – Acquisition of Foot Locker for further information.
Valuation Allowance for Deferred Tax Assets
We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We evaluate the likelihood that our deferred tax assets will be realized based on expected future taxable income, which requires management to apply significant judgment. In making this assessment, we evaluate all available positive and negative evidence to determine whether it is more likely than not that our deferred tax assets will be recovered, including historical and projected operating results, the expected timing and source of future taxable income, the anticipated reversal of existing temporary differences, and the availability of prudent and feasible tax-planning strategies. Because this analysis involves forward-looking estimates and the weighting of evidence that varies across jurisdictions—particularly in regions with cumulative losses, limited visibility into near-term profitability, or recent acquisition-related changes—the determination of whether a valuation allowance is required involves significant judgment. When the weight of the evidence indicates that realization is not more likely than not, we record a valuation allowance.
We will periodically reassess available evidence including projected income, reversal of temporary differences, tax planning actions, and recent results of operations to determine whether positive evidence outweighs any other negative indicators. Any required release or addition of valuation allowance will be reflected as a tax benefit or expense in our Consolidated Statements of Income. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 2 – Acquisition of Foot Locker for further information and Note 13 – Income Taxes for further information.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We maintain our Credit Facility to support potential liquidity and capital needs. The interest rate under our current Credit Facility is variable and is benchmarked to, at our option, an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin percentage. As of January 31, 2026 and February 1, 2025, there were no outstanding borrowings under the Credit Facility, and we did not draw on our Credit Facility during fiscal 2025 or fiscal 2024. Accordingly, a hypothetical 100 basis point increase or decrease in interest rates would not have materially affected our financial condition, results of operations or cash flows.
The cash coupons on our Senior Notes are fixed. Accordingly, interest expense related to these instruments is not affected by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates. The fair value of our debt instruments with fixed interest rates is disclosed in Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 12 – Fair Value Measurements.
Our cash equivalents generate interest income that is variable in relation to short-term interest rates. Accordingly, utilizing average cash equivalents balances during 2025, a hypothetical 100 basis point change in interest rates would have affected income before income taxes by approximately $12 million.
Foreign Currency Risk
Our Foot Locker Business has international operations and is exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on merchandise purchases and intercompany transactions between domestic and international operations. The primary currencies to which we are exposed are the euro, British pound, Canadian dollar, Australian dollar and the Japanese yen.

The Company utilizes certain derivative financial instruments, such as cross-currency swaps and foreign exchange forward and spot contracts to mitigate a portion of this foreign currency exposure on intercompany transactions. These derivative instruments are only used for the purpose of hedging the underlying economic exposure. As a result of the use of derivative instruments, we are also exposed to the risk that counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, we have a practice of entering into contracts with major financial institutions selected based upon their credit ratings and other financial factors. We monitor the creditworthiness of counterparties throughout the duration of the derivative instrument. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 11 – Financial Instruments for more information about our derivative instruments.
Our Foot Locker Business has foreign operations across Canada, Europe, Asia and Australia, with a higher concentration in Europe, where operations are currently located in 15 countries, 11 of which have adopted the euro as their functional currency. Any changes in our net assets in international subsidiaries, which totaled $669.0 million as of January 31, 2026, relating to foreign currency exchange rates would be reflected in the foreign currency translation component of accumulated other comprehensive income/loss in our consolidated financial statements, unless international subsidiaries are sold or otherwise disposed of.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed hereunder are set forth on pages 56 through 92 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer concluded that, as of January 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On September 8, 2025, the Company completed the acquisition of Foot Locker. Refer to Part IV. Item 15. Exhibits and Financial Statement Schedules, Note 2 – Acquisition of Foot Locker of this Annual Report on Form 10-K for additional information about the acquisition. The Company is currently analyzing and evaluating the internal control environment as it relates to the integration of Foot Locker, which may result in additions or changes to our internal control over financial reporting. The Company excluded Foot Locker’s operations, which represents approximately 37% of total assets and 18% of total net sales at January 31, 2026, from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ending January 31, 2026 in accordance with Securities and Exchange Commission guidance that permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended January 31, 2026, of the Company and our report dated March 27, 2026, expressed an unqualified opinion on those financial statements.
On September 8, 2025, the Company completed the acquisition of Foot Locker, as discussed in Note 2 – Acquisition of Foot Locker. As described in Changes in Internal Control over Financial Reporting, management has excluded Foot Locker from its assessment of the effectiveness of internal control over financial reporting, whose financial statements constitute 37% of total assets, and 18% of total net sales of the Consolidated Financial Statement amounts as of and for the year ended January 31, 2026. Accordingly, our audit did not include the internal control over financial reporting at Foot Locker.
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

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 27, 2026

ITEM 9B.  OTHER INFORMATION
Trading Arrangements
During the quarter ended January 31, 2026, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Departure of Director
On March 24, 2026, Larry D. Stone notified the Board of Directors of the Company that he will retire and will not stand for re‑election to the Board at the end of his term. Mr. Stone’s term will conclude on June 10, 2026, the date of the Company’s upcoming Annual Meeting of Stockholders. Mr. Stone’s decision was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.
In connection with Mr. Stone’s retirement, the size of the Board of Directors will be reduced from twelve to eleven members as of the time his term concludes. In addition, the size of the Governance & Nominating Committee and the Compensation Committee will each be reduced from six members to five members. Robert W. Eddy has been appointed to succeed Mr. Stone as Chairperson of the Compensation Committee, effective upon Mr. Stone’s retirement.
Costs Associated with Exit or Disposal Activities
On March 23, 2026, the Company eliminated certain positions within the Foot Locker Business and is requiring other positions to relocate to Foot Locker’s headquarters in New York City. The Company expects to incur approximately $40 to $55 million of charges primarily in the first quarter of 2026 as a result of these actions and related cash payments to be made over the next twelve months. These actions are intended to better align the organizational design and spending in support of the Company’s go-forward vision for the Foot Locker Business and were included within the previously disclosed expectation of $500 to $750 million of total acquisition-related charges.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Information relative to Directors of the Company will be set forth under the section entitled “Item 1 - Election of Directors” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) and is incorporated herein by reference.
(b)Information with respect to Executive Officers of the Company is set forth in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
(c)Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Stock Ownership” in the 2026 Proxy Statement and is incorporated herein by reference.
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
(e)Information on our audit committee and audit committee financial experts will be set forth under the section entitled “Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

(f)There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the Company last provided disclosure concerning these matters as set forth under the section entitled “Stockholder Nominations” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders filed with the SEC on May 2, 2025.
(g)The Company maintains an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by our employees, directors, contractors and consultants, as well as the Company itself, which is designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. Copies of our Insider Trading Policy and Pre-Clearance Guidelines are filed with this report as Exhibit 19.1 and Exhibit 19.2, respectively.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is set forth under the sections entitled “Executive Compensation”, “Compensation Tables”, “Corporate Governance” and “Item 1 - Election of Directors” in the Company’s 2026 Proxy Statement and is incorporated herein by reference. The information under the caption “Executive Compensation - Compensation Committee Report” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates the information by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Part of the information required by this Item will be set forth under the caption “Stock Ownership” in the Company’s 2026 Proxy Statement and is incorporated herein by reference. The following table summarizes information, as of January 31, 2026, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	1,252,678	$15.14	6,267,714	(2)
Equity compensation plans not approved by security holders	—		—
Total	1,252,678		6,267,714

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth under the caption “Transactions with Related Persons” and “Board Independence” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees and Independent Public Accountants” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements. The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 53 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule. The Consolidated Financial Statement schedule to be filed hereunder is included on page 99 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
(3)Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 93 to 96 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DICK’S Sporting Goods, Inc. and subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Inventories, net – Obsolete inventory reserve for the DICK’S segment – Refer to Note 1 to the Financial Statements
Critical Audit Matter Description
For the DICK’S segment, inventory cost is determined using the weighted average cost method and consists of the direct costs of merchandise including freight, net of shrinkage, obsolescence, other valuation accounts and vendor allowances. The Company values inventory using the lower of weighted average cost and net realizable value, which is generally based on the selling price expectations of the merchandise. For inventories valued using the weighted average cost method, the Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. Recording the reserve requires management to make assumptions and apply judgment related to current and anticipated demand and the promotional environment, which may be impacted by changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies that could cause inventory to be exposed to obsolescence or slow-moving merchandise.
We identified the obsolete inventory reserve for the DICK’S segment as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimate and assumptions due to the subjective nature of the estimate described above.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the obsolete inventory reserve for the DICK’S segment included the following, among others:
•We tested the effectiveness of controls over the calculation of the obsolete inventory reserve, including controls over the inputs that are used in management’s estimate.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the obsolete inventory reserve, including assumptions related to current and anticipated demand and the promotional environment.
•We evaluated the appropriateness of specific inputs supporting management’s estimate, including historic inventory trends.
•We tested the mathematical accuracy of the Company’s obsolete inventory reserve calculation.
Acquisition of Foot Locker, Inc. – Preliminary Purchase Price Allocation – Refer to Note 2 of the Financial Statements
Critical Audit Matter Description
On September 8, 2025, the Company completed the acquisition of Foot Locker, Inc. and its subsidiaries (the “Foot Locker Acquisition”). The Company accounted for the Foot Locker Acquisition as a business combination under the acquisition method. Accordingly, the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on fair values, with the excess of the purchase price over the amount allocated to the assets and liabilities recorded as goodwill. Management engaged outside appraisal firms to assist in the fair value determination of long-lived assets, income taxes and any other significant assets or liabilities.
We identified the preliminary purchase price allocation related to the Foot Locker Acquisition as a critical audit matter because of the estimates and assumptions used to determine the fair value of identifiable assets acquired and liabilities assumed included in the purchase price. This required an increased extent of audit effort and specialized skill, including the need to involve our fair value and income tax specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the purchase price allocation for the Foot Locker Acquisition included the following, among others:
•We tested the effectiveness of controls over management's evaluation of the preliminary purchase price allocation, including the assumptions and estimates used to determine the fair value of identifiable assets acquired and liabilities assumed included in the purchase price.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and assumptions used to determine the fair value of intangible assets, operating lease assets and liabilities, and property and equipment included in the purchase price.
•With the assistance of our income tax specialists, we evaluated the estimates made related to deferred income tax assets and liabilities.
•We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the preliminary purchase price allocation.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 27, 2026

We have served as the Company’s auditor since 1998.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$17,215,120	$13,442,849	$12,984,399
Cost of goods sold, including occupancy and distribution costs	11,547,858	8,617,153	8,450,664
GROSS PROFIT	5,667,262	4,825,696	4,533,735
Selling, general and administrative expenses	4,338,162	3,294,272	3,183,530
Merger and integration costs	164,191	—	—
Pre-opening expenses	69,000	57,492	67,840
OPERATING INCOME	1,095,909	1,473,932	1,282,365
Interest expense	64,263	52,987	58,023
Other income	(110,327)	(98,088)	(93,809)
INCOME BEFORE INCOME TAXES	1,141,973	1,519,033	1,318,151
Provision for income taxes	292,734	353,725	271,632
NET INCOME	$849,239	$1,165,308	$1,046,519
EARNINGS PER COMMON SHARE:
Basic	$10.22	$14.48	$12.72
Diluted	$9.97	$14.05	$12.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	83,135	80,468	82,302
Diluted	85,144	82,929	85,925

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
NET INCOME	$849,239	$1,165,308	$1,046,519
OTHER COMPREHENSIVE INCOME (LOSS):
Hedge contracts - change in fair value of derivatives, net of taxes of $(1,239), $— and $—, respectively	3,375	—	—
Hedge contracts - reclassifications, net of taxes of $529, $— and $—, respectively	(1,118)	—	—
Pension and postretirement adjustments - net actuarial gain and foreign currency fluctuations arising during the year, net of taxes of $(2,769), $— and $—, respectively	8,226	—	—
Foreign currency translation adjustments, net of taxes of $(259), $134 and $24, respectively	8,085	(426)	(77)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	18,568	(426)	(77)
COMPREHENSIVE INCOME	$867,807	$1,164,882	$1,046,442

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2026	February 1, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,353,226	$1,689,940
Accounts receivable, net	475,852	214,250
Income taxes receivable	68,455	4,920
Inventories, net	4,907,823	3,349,830
Prepaid expenses and other current assets	299,435	158,767
Total current assets	7,104,791	5,417,707
Property and equipment, net	3,512,776	2,069,914
Operating lease assets	4,594,670	2,367,317
Intangible assets, net	768,575	58,598
Goodwill	864,047	245,857
Deferred income taxes	82,501	52,684
Other assets	484,139	246,617
TOTAL ASSETS	$17,411,499	$10,458,694
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,986,990	$1,497,743
Accrued expenses	1,115,306	653,324
Operating lease liabilities	1,004,909	503,236
Income taxes payable	7,533	30,718
Deferred revenue and other liabilities	528,820	395,041
Total current liabilities	4,643,558	3,080,062
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—
Long-term debt and financing lease obligations	1,905,299	1,484,217
Long-term operating lease liabilities	4,836,435	2,500,307
Deferred income taxes	203,920	—
Other long-term liabilities	282,167	195,844
Total long-term liabilities	7,227,821	4,180,368
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 143,321,884 issued and 65,273,398 outstanding at January 31, 2026; 133,123,695 issued and 56,659,055 outstanding at February 1, 2025	653	567
Class B common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,570,633 issued and outstanding at January 31, 2026 and February 1, 2025, respectively	236	236
Additional paid-in capital	3,724,836	1,495,329
Retained earnings	6,827,900	6,392,513
Accumulated other comprehensive income (loss)	17,813	(755)
Treasury stock, at cost; 78,048,486 and 76,464,640 shares at January 31, 2026 and February 1, 2025, respectively	(5,031,318)	(4,689,626)
Total stockholders' equity	5,540,120	3,198,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,411,499	$10,458,694

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

			Class B Common Stock
	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount
BALANCE, January 28, 2023	58,547	$585	23,571	$236	$1,416,847	$4,878,404	$(252)	$(3,771,197)	$2,524,623
Retirement of convertible senior notes due 2025 and termination of convertible bond hedge and warrants	1,723	17	—	—	58,455	—	—	—	58,472
Exercise of stock options	615	6	—	—	15,199	—	—	—	15,205
Restricted stock vested	2,086	21	—	—	(21)	—	—	—	—
Minimum tax withholding requirements	(695)	(7)	—	—	(98,910)	—	—	—	(98,917)
Net income	—	—	—	—	—	1,046,519	—	—	1,046,519
Stock-based compensation	—	—	—	—	57,285	—	—	—	57,285
Foreign currency translation adjustments, net of taxes of $24	—	—	—	—	—	—	(77)	—	(77)
Purchase of shares for treasury, including excise tax	(5,439)	(54)	—	—	—	—	—	(649,766)	(649,820)
Cash dividends declared, $4.00 per common share	—	—	—	—	—	(336,009)	—	—	(336,009)
BALANCE, February 3, 2024	56,837	$568	23,571	$236	$1,448,855	$5,588,914	$(329)	$(4,420,963)	$2,617,281
Exercise of stock options	715	7	—	—	17,993	—	—	—	18,000
Restricted stock vested	573	6	—	—	(6)	—	—	—	—
Minimum tax withholding requirements	(203)	(1)	—	—	(42,514)	—	—	—	(42,515)
Net income	—	—	—	—	—	1,165,308	—	—	1,165,308
Stock-based compensation	—	—	—	—	71,001	—	—	—	71,001
Foreign currency translation adjustments, net of taxes of $134	—	—	—	—	—	—	(426)	—	(426)
Purchase of shares for treasury, including excise tax	(1,263)	(13)	—	—	—	—	—	(268,663)	(268,676)
Cash dividends declared, $4.40 per common share	—	—	—	—	—	(361,709)	—	—	(361,709)
BALANCE, February 1, 2025	56,659	$567	23,571	$236	$1,495,329	$6,392,513	$(755)	$(4,689,626)	$3,198,264
Share consideration for Foot Locker acquisition	9,580	96	—	—	2,144,115	—	—	—	2,144,211
Fair value of partially vested equity awards assumed in connection with Foot Locker acquisition	—	—	—	—	29,032	—	—	—	29,032
Exercise of stock options	91	1	—	—	1,513	—	—	—	1,514
Restricted stock vested	863	8	—	—	(8)	—	—	—	—
Minimum tax withholding requirements	(336)	(3)	—	—	(68,812)	—	—	—	(68,815)
Net income	—	—	—	—	—	849,239	—	—	849,239
Stock-based compensation	—	—	—	—	123,667	—	—	—	123,667
Hedge contracts, net of tax of $(710)	—	—	—	—	—	—	2,257	—	2,257
Pension and postretirement adjustments, net of tax of $(2,769)	—	—	—	—	—	—	8,226	—	8,226
Foreign currency translation adjustments, net of taxes of $(259)	—	—	—	—	—	—	8,085	—	8,085
Purchase of shares for treasury, including excise tax	(1,584)	(16)	—	—	—	—	—	(341,692)	(341,708)
Cash dividends declared, $4.85 per common share	—	—	—	—	—	(413,852)	—	—	(413,852)
BALANCE, January 31, 2026	65,273	$653	23,571	$236	$3,724,836	$6,827,900	$17,813	$(5,031,318)	$5,540,120

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$849,239	$1,165,308	$1,046,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	488,630	400,409	393,933
Amortization of deferred financing fees and debt discount	11,709	2,333	2,364
Deferred income taxes	99,816	(14,838)	3,343
Stock-based compensation	123,667	71,001	57,285
Other, net	(24,930)	(6,565)	9,332
Changes in assets and liabilities:
Accounts receivable	(17,957)	(11,865)	(4,236)
Inventories	181,316	(501,033)	18,823
Prepaid expenses and other assets	(70,724)	(57,159)	(18,220)
Accounts payable	(122,001)	185,883	20,365
Accrued expenses	(90,018)	58,941	(2,462)
Income taxes payable / receivable	(11,626)	(26,155)	29,167
Construction allowances provided by landlords	161,659	76,287	67,061
Deferred revenue and other liabilities	39,976	41,536	25,190
Operating lease assets and liabilities	(81,413)	(72,248)	(121,129)
Net cash provided by operating activities	1,537,343	1,311,835	1,527,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,137,176)	(802,565)	(587,426)
Cash acquired from acquisition of Foot Locker, net of cash paid	257,095	—	—
Proceeds from sale of other assets	—	11,872	27,500
Other investing activities	(174,408)	(5,865)	(54,750)
Net cash used in investing activities	(1,054,489)	(796,558)	(614,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal paid in connection with exchange of convertible senior notes	—	—	(137)
Payment of bridge facility financing fees	(7,863)	—	—
Payments on financing lease obligations	(1,142)	—	(823)
Transaction costs for debt issuance	(1,000)	—	—
Proceeds from exercise of stock options	1,514	18,000	15,205
Minimum tax withholding requirements	(68,815)	(42,515)	(98,917)
Cash paid for treasury stock	(347,132)	(263,021)	(648,554)
Cash dividends paid to stockholders	(413,853)	(361,727)	(351,201)
Increase in bank overdraft	16,985	23,132	48,679
Net cash used in financing activities	(821,306)	(626,131)	(1,035,748)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,738	(426)	(77)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(336,714)	(111,280)	(123,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689,940	1,801,220	1,924,386
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,353,226	$1,689,940	$1,801,220
Supplemental disclosure of cash flow information:
Accrued property and equipment	$197,256	$111,289	$72,486
Cash paid during the fiscal year for interest, net of capitalized amounts	$52,783	$50,677	$57,486
Cash paid during the fiscal year for income taxes	$255,826	$399,467	$243,244
Accrued treasury stock	$—	$5,000	$—

See accompanying notes to consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading global sports retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated employees, in-store experiences and unique specialty shop-in-shops. The Company’s banners include DICK’S Sporting Goods stores, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center, and also offers its products online and through its mobile apps. Additionally, as owner and operator of Foot Locker, which includes Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners, the Company serves the global sneaker community across North America, Europe, Asia and Australia, plus a licensed presence in Europe, the Middle East and Asia. The Company also owns and operates GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping.
On September 8, 2025, the Company completed the acquisition of Foot Locker, Inc. and its subsidiaries ("Foot Locker"). The consolidated financial statements within this Annual Report on Form 10-K include the results of Foot Locker as a wholly-owned subsidiary of DICK’S Sporting Goods, Inc. from the date of acquisition forward through January 31, 2026. Refer to Note 2 – Acquisition of Foot Locker for further information.
When used in this Annual Report on Form 10-K, unless the context otherwise requires or specifies, any reference to “year” is to the Company’s fiscal year.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to the end of January. Unless otherwise stated, references to years in this Annual Report on Form 10-K relate to fiscal years, rather than to calendar years. Fiscal years 2025, 2024 and 2023 ended on January 31, 2026, February 1, 2025 and February 3, 2024, respectively. All fiscal years presented include 52 weeks of operations except fiscal 2023, which included 53 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Cash equivalents primarily consist of money market funds and commercial paper and are stated at carrying value, which approximates fair value, and are considered Level 1 investments. Interest income was $41.9 million, $77.9 million and $79.7 million for fiscal 2025, 2024 and 2023, respectively, and is recorded within other income on the Consolidated Statements of Income.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash and cash equivalents were comprised of the following for the fiscal years presented (in thousands):

	2025	2024
Cash (1)	$352,014	$600,940
Money market funds	1,001,212	1,089,000
Total cash and cash equivalents	$1,353,226	$1,689,940
(1)Cash includes amounts due from third-party financial institutions for the settlement of credit card and debit card transactions, which typically process within three business days.
Cash Management
The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at January 31, 2026 and February 1, 2025 include $96.9 million and $79.9 million, respectively, of checks drawn in excess of cash balances not yet presented for payment.
Accounts Receivable
Accounts receivable primarily consist of amounts due from vendors and landlords. The amount of accounts receivable due from landlords as of January 31, 2026 and February 1, 2025 was $274.0 million and $160.2 million, respectively.
Inventories, net
The Company determines inventory cost using different valuation methods across the DICK’S Sporting Goods and Foot Locker segments. For the DICK’S segment, inventory cost is determined using the weighted average cost method and consists of the direct costs of merchandise including freight, net of shrinkage, obsolescence, other valuation accounts and vendor allowances. For the Foot Locker segment, inventory cost is primarily determined using the retail inventory method, and includes freight, distribution center and sourcing costs. Additionally, inventory cost for the Foot Locker segment is net of shrinkage and valuation reserves when current selling prices have not been marked down to market. Cost determination for Foot Locker merchandise inventories varies by geographic region, primarily comprised of last-in, first out (“LIFO”) for domestic inventories and first-in, first-out (“FIFO”) for international inventories. The value of LIFO inventories as calculated on a LIFO basis, approximates their value as calculated on a FIFO basis. Merchandise inventories for WSS and atmos banners are determined using the weighted average cost method. Inventories are stated at the lower of cost and net realizable value for inventories determined using weighted average cost, or market, for inventories determined using retail inventory method.
Inventories are net of shrinkage, obsolescence, other valuation accounts and vendor allowances, totaling $219.8 million and $180.1 million at January 31, 2026 and February 1, 2025, respectively.
Property and Equipment, Net
Property and equipment are recorded at cost and include finance lease assets. Renewals and betterments are capitalized. Repairs and maintenance are expensed as incurred.
Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-40 years
Leasehold improvements	10-25 years
Furniture, fixtures and equipment	3-10 years
Computer software	2-10 years
For leasehold improvements and property and equipment under finance lease agreements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Leasehold improvements made after lease commencement are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. The Company recognized depreciation expense of $483.3 million, $397.4 million and $353.8 million in fiscal 2025, 2024 and 2023, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Capitalized Software Costs
Computer software includes certain costs associated with the acquisition and development of software, which consist of internally developed software and software purchased from third parties for internal use. The Company amortizes these costs using the straight-line method over the estimated useful lives of the software, which is generally two to ten years. Certain upgrades or modifications to the Company’s internally-used software are capitalized if they enhance the software’s functionality or extend its useful life. These costs are included within property and equipment on the Company’s Consolidated Balance Sheets.

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
Derivative Financial Instruments
All derivative financial instruments are recorded in the Company’s Consolidated Balance Sheet at fair value. For derivatives designated as a hedge, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income/loss or as a basis adjustment to the underlying hedged item and reclassified to earnings in the period in which the hedged item affects earnings. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility. Cash receipts and payments are classified according to their nature in the statement of cash flows; however, cash flows from a derivative instrument that is accounted for as a fair value hedge are classified in the same category as the cash flows from the items being hedged.
Pension and Postretirement Obligations
Pension benefit obligations and net periodic pension costs are calculated using actuarial assumptions, including the discount rate and expected rate of return on plan assets. The discount rate is determined by reference to the Willis Towers Watson RATE:Link interest rate model that uses bond yield data to calculate an average spot rate for each future year. The model calculates a single discount rate that matches the present value for all future years in aggregate. The Company measures plan assets and benefit obligations using the calendar month end date that is closest to our fiscal year end. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considers

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
historical as well as expected performance of those assets. Refer to Note 15 – Retirement Plans and Other Benefits for further information.
Self-Insurance
The Company is self-insured for certain losses related to health, workers' compensation and general liability insurance, although a stop-loss coverage is maintained with third-party insurers to limit the Company’s liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.
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
For all periods presented, dilutive potential common shares for the Company’s stock-based awards were determined using the treasury stock method. For fiscal year 2023, the dilutive effect of the Convertible Senior Notes was calculated using the if-converted method.
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
Deferred Revenue
Revenue from gift cards and returned merchandise credits (collectively the “cards”) is deferred and recognized upon their redemption. Income from unredeemed cards is recognized on the Consolidated Statements of Income within net sales in proportion to the pattern of rights exercised by the customer in future periods. The Company performs an evaluation of historical redemption patterns from the date of original issuance to estimate future period redemption activity. During the fiscal years ended January 31, 2026 and February 1, 2025, the Company recognized $41.3 million and $30.6 million of gift card breakage revenue, respectively. For the DICK’S segment, approximately $118.5 million and $115.5 million of gift card redemptions were recorded in fiscal 2025 and fiscal 2024, respectively, that had been included in its gift card liability as of February 1, 2025 and February 3, 2024, respectively. Additionally, the Company acquired gift card liabilities totaling $22.5 million in connection with the Foot Locker acquisition. Based on the Company’s historical experience, the majority of gift card revenue is recognized within 12 months of deferral. The cards have no expiration date.
Loyalty program points are accrued at the estimated retail value per point, net of estimated breakage. The Company estimates the breakage of loyalty points based on historical redemption rates experienced within the loyalty programs. Based on the Company’s customer loyalty program policies, the majority of program points earned are redeemed or expire within 12 months. Refer to Note 7 – Deferred Revenue and Other Liabilities for additional information regarding the amount of these liabilities at January 31, 2026 and February 1, 2025.
Net sales by category
The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the last three fiscal years (in millions):

	Fiscal Year
	2025 (4)	2024	2023
Footwear (1)	$6,888.0	$3,829.0	$3,388.7
Hardlines (2)	5,048.3	4,899.3	4,915.5
Apparel	4,895.4	4,425.4	4,329.8
Other (3)	383.4	289.1	350.4
Total net sales	$17,215.1	$13,442.8	$12,984.4

(1)Includes athletic shoes for running, walking, tennis, fitness and cross training, basketball and hiking. In addition, this category also includes specialty footwear, including casual footwear and a complete line of cleats for team sports.
(2)Includes items such as sporting goods equipment, fitness equipment, golf equipment and fishing gear.
(3)Includes the Company’s non-merchandise sales categories, including in-store services, shipping, GameChanger, retail media network and licensing revenues.
(4)Includes $3.1 billion of net sales for the Foot Locker segment since the acquisition date. Refer to Note 2 – Acquisition of Foot Locker for additional information.
Cost of Goods Sold
Cost of goods sold includes: the cost of merchandise and services (inclusive of vendor allowances, inventory shrinkage and inventory write-downs for the lower of cost or net realizable value, or market, for inventories using the retail inventory method, and GameChanger costs); freight; distribution; shipping; and store occupancy costs. The Company defines merchandise margin as net sales less the cost of merchandise and services sold. Store occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and fringe benefits for our stores, field support, administrative and our GameChanger platform, advertising, bank card charges, operating costs associated with the Company’s internal eCommerce platform, technology, marketing, other store expenses and all expenses associated with operating the Company’s Customer Support Center (“CSC”) and other administrative offices.
Advertising Costs
Production costs for all forms of advertising and the costs to run the advertisements are expensed the first time the advertisement takes place. Advertising expense, net of cooperative advertising, was $641.1 million, $519.0 million and $478.1 million for fiscal 2025, 2024 and 2023, respectively.
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
Merger and Integration Costs
Merger and integration costs include legal and regulatory fees, other professional services, employee retention and severance costs related to the acquisition of Foot Locker. Merger and integration costs were $164.2 million for the fiscal year ended January 31, 2026. Refer to Note 2 – Acquisition of Foot Locker for further information.
Pre-opening Expenses
Pre-opening expenses, which consist primarily of rent, marketing (inclusive of grand opening advertising costs), payroll, recruiting and other store preparation costs are expensed as incurred. Rent is recognized within pre-opening expense from the date the Company takes possession of a site through the date of store opening and during periods when stores are closed for remodeling.
Construction Allowances
Substantially all of the Company’s store locations are leased. The Company may receive reimbursement from a landlord for a portion of the cost of the structure, subject to satisfactory fulfillment of applicable lease provisions. These reimbursements may be referred to as tenant allowances or construction allowances provided by landlords (“construction allowances”). The Company’s accounting for construction allowances is determined such that the Company is not deemed to have control of the underlying asset prior to lease commencement and therefore reimbursement from the landlord for tenant improvements are typically classified as lease incentives and are included as a reduction to the related operating lease asset on the Consolidated Balance Sheets. The incentive is amortized as part of operating lease expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in construction allowances provided by landlords.
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
Foreign Currency Translation
The functional currency of the Company’s international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed using current exchange rates in effect at the balance sheet date for balance sheet accounts, historical rates for equity accounts and the weighted-average rates of exchange prevailing during the year for revenue and expense accounts. The unearned gains and losses resulting from such translation are included as a separate component of accumulated other comprehensive income/loss within stockholders' equity.
Supply Chain Financing
The Company has entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. The Company does not have an economic interest in suppliers’ voluntary participation and the Company does not provide any guarantees or pledge assets under these arrangements. The Company settles invoices with the third-party financial institutions in accordance with the original supplier payment terms. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $33.2 million and $49.6 million as of January 31, 2026 and February 1, 2025, respectively.
The following table illustrates the changes in the outstanding obligations within supply chain financing arrangements as of the fiscal years presented below (in thousands):

	2025	2024
Balance at beginning of year	$49,555	$45,884
Invoices confirmed	180,992	229,588
Confirmed invoices paid	(197,344)	(225,917)
Balance at end of year	$33,203	$49,555
Recently Adopted Accounting Pronouncement
Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are intended to enhance the transparency and decision usefulness of income tax disclosures and are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company adopted ASU 2023-09 on a prospective basis during the fourth quarter of fiscal 2025. Refer to Note 13 – Income Taxes for further information.
Recently Issued Accounting Pronouncements
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

2. Acquisition of Foot Locker
On May 15, 2025, the Company entered into a definitive merger agreement (the “Merger Agreement”) to acquire Foot Locker, a leading footwear and apparel retailer (the “Transaction”). Under the terms of the Merger Agreement, Foot Locker shareholders were permitted to elect to receive either (i) $24.00 in cash or (ii) 0.1168 shares of DICK’S Sporting Goods common stock for each share of Foot Locker common stock (“Stock Consideration”). On August 22, 2025, Foot Locker shareholders voted to adopt the Merger Agreement and the deadline to submit elections under the Merger Agreement was August 29, 2025.
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

(in thousands)	September 8, 2025
Fair value of Stock Consideration	$2,144,211
Cash paid for outstanding Foot Locker common stock	222,962
Fair value of previously held equity interest (1)	111,632
Pre-combination fair value of replacement equity awards	29,032
Cash paid for the settlement of equity awards	4,825
Total fair value of consideration exchanged	$2,512,662
(1)Represents the fair value of 4.3 million shares of Foot Locker common stock held by the Company prior to the Transaction, which were retired pursuant to the Merger Agreement.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Preliminary Purchase Price Allocation
We have accounted for the Transaction as a business combination under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed as of September 8, 2025:

(in thousands)	September 8, 2025
Cash and cash equivalents	$484,882
Accounts receivable and other receivables	147,432
Inventories	1,718,069
Prepaid expenses and other current assets	179,388
Property and equipment	697,865
Operating lease assets	1,876,206
Intangible assets	710,000
Goodwill	618,840
Deferred income tax assets	78,268
Other assets	144,264
Accounts payable	(590,654)
Accrued expenses	(482,387)
Current operating lease liabilities	(443,533)
Deferred revenue and other liabilities	(112,253)
Long-term debt and financing lease obligations	(420,760)
Long-term operating lease liabilities	(1,876,709)
Deferred income tax liabilities	(152,931)
Other long-term liabilities	(63,325)
Total preliminary purchase price	$2,512,662
The fair value of the identifiable intangible assets acquired, trade names of the Foot Locker business, were estimated by utilizing the relief-from-royalty method, an income approach, utilizing Level 3 inputs and determined to have an indefinite life.
In connection with the Transaction, the Company recorded valuation allowances of $285.8 million as of the acquisition date. These allowances relate to deferred tax assets that are not more likely than not to be realized, primarily those associated with net operating loss carryforwards in certain foreign jurisdictions, along with other net deferred tax assets. The Company also established $6.4 million of net deferred tax liabilities recorded to goodwill on the excess of financial reporting basis over the tax basis of acquired assets. The measurement of these deferred tax liabilities reflects assumptions and estimates inherent in the Company’s preliminary purchase price allocation, which may be revised as additional information becomes available during the measurement period in accordance with ASC 805, Business Combinations.
The fair value of assets acquired and liabilities assumed are preliminary and based on the Company’s estimates and assumptions as of acquisition date, subject to change as additional information is obtained within the measurement period which will not exceed twelve months from the date of the Transaction; the purchase price allocation may be revised and the impact may be material. During the 13 weeks ended January 31, 2026, adjustments to the preliminary purchase price allocation resulted in a $160.4 million increase in goodwill primarily related to the refinement of the fair value of long-lived assets, along with the corresponding deferred tax impacts. The adjustments made during the fourth quarter of fiscal 2025 did not result in a significant impact to the Consolidated Statement of Income. The most significant areas of acquisition accounting not considered final are litigation contingencies, long-lived assets, and income taxes, which may impact the total goodwill recognized as well.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Goodwill
Goodwill is calculated as the excess consideration over the net assets acquired and attributable to future economic benefits expected resulting from the Transaction, including the assembled workforce of Foot Locker, sales and growth opportunities expanding into new markets and synergies post-combination. Approximately $24.0 million of the total preliminary goodwill recognized in acquisition accounting is deductible for tax purposes. Goodwill recognized will be tested periodically for impairment as required by ASC 350 Intangibles - Goodwill and Other. Refer to Note 5 – Goodwill and Intangible Assets for further information.
Results of operations
The Foot Locker reportable segment contributed net sales of $3.1 billion and net loss of $60.0 million during fiscal 2025.
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

(in thousands, except per share amounts)	Fiscal 2025	Fiscal 2024
Net sales	$21,786,502	$21,431,183
Net income	$755,469	$1,142,955
Basic earnings per common share	$8.51	$12.69
Diluted earnings per common share	$8.30	$12.34
The unaudited pro forma information for periods presented includes the following accounting impacts resulting from the Transaction: (i) compensation expense for the fair value of the replacement equity awards; (ii) depreciation expense on property and equipment; (iii) lease expense, including favorable/unfavorable market terms, for acquired leases; (iv) interest expense for the senior notes due 2029; and (v) the elimination of the goodwill impairment charge of $110 million recorded in Foot Locker’s condensed consolidated statement of operations for the 26 weeks ended August 2, 2025. The pro forma net income for fiscal 2024 includes $169.5 million of acquisition-related costs, and the pro forma net income for fiscal 2025 excludes acquisition-related costs recognized in fiscal 2025. The unaudited pro forma financial information does not reflect any anticipated synergies or dis-synergies, operating efficiencies, or cost savings that may result from the integration costs that may be incurred.
Weighted average common shares outstanding in the calculation of basic and diluted earnings per share for both periods presented was adjusted to include the dilutive effect of 9.6 million shares of DICK’S Sporting Goods common stock issued as consideration for the Transaction.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Earnings Per Common Share
The computations for basic and diluted earnings per common share were as follows for the fiscal years presented below (in thousands, except per share data):

	2025	2024	2023
Numerator:
Net income for earnings per common share – basic	$849,239	$1,165,308	$1,046,519
Effect of dilutive securities
Interest expense associated with Convertible Senior Notes, net of tax	—	—	337
Net income for earnings per common share – diluted	$849,239	$1,165,308	$1,046,856

Denominator:
Weighted average common shares outstanding – basic	83,135	80,468	82,302
Dilutive effect of stock-based awards	2,009	2,461	2,977
Dilutive effect of warrants	—	—	254
Dilutive effect of Convertible Senior Notes	—	—	392
Weighted average common shares outstanding – diluted	85,144	82,929	85,925
Earnings per common share:
Basic	$10.22	$14.48	$12.72
Diluted	$9.97	$14.05	$12.18

Stock-based awards excluded from diluted shares	63	18	186
Fiscal 2025 weighted average common shares outstanding included approximately 3.9 million shares from the 9.6 million shares of the Company’s common stock and replacement equity awards issued in connection with the Foot Locker acquisition. Refer to Note 2 – Acquisition of Foot Locker for additional information.

4. Property and Equipment
Property and equipment consist of the following as of the end of the fiscal years presented below (in thousands):

	2025	2024
Land, buildings and improvements	$950,097	$643,526
Leasehold improvements	3,328,234	2,583,589
Furniture, fixtures and equipment	1,911,866	1,394,010
Computer software	969,932	746,664
Total property and equipment	7,160,129	5,367,789
Less: accumulated depreciation and amortization	(3,647,353)	(3,297,875)
Net property and equipment	$3,512,776	$2,069,914

The amounts above include construction in progress of $566.1 million and $271.6 million for fiscal 2025 and 2024, respectively, and $38.3 million of finance lease assets as of January 31, 2026 attributable to the Foot Locker segment.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill recorded in the Company’s Consolidated Balance Sheets, summarized by reportable segment, including amounts recognized as part of the Transaction to the Foot Locker reportable segment (in thousands):

	Fiscal 2025
	DICK’S Segment	Foot Locker Segment	Total
Balance as of February 1, 2025	$245,857	$—	$245,857
Acquisition of Foot Locker	—	618,840	618,840
Currency translation	—	(650)	(650)
Balance as of January 31, 2026	$245,857	$618,190	$864,047
The carrying amount of goodwill for the DICK’S reportable segment is net of accumulated impairments of $115.9 million for both fiscal 2025 and 2024. In fiscal 2023, the Company recorded $4.6 million of impairment charges in connection with the Business Optimization, refer to Note 12 – Fair Value Measurements for further information. No impairment charges were recorded in fiscal 2025 or 2024.
Intangible Assets
The components of intangible assets were as follows as of the end of the fiscal years presented below (in thousands):

	2025		2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks (indefinite-lived)	$35,165	$—	$35,165	$—
Trade names (indefinite-lived) (1)	725,637	—	15,660	—
Other indefinite-lived intangible assets	7,773	—	7,773	—
Total indefinite-lived intangible assets	768,575	—	58,598	—
Customer lists	18,195	(18,195)	18,195	(18,195)
Total intangible assets	$786,770	$(18,195)	$76,793	$(18,195)
(1)The increase in trade names during fiscal 2025 is due to $710.0 million of trade names recognized in the acquisition of Foot Locker on September 8, 2025, including the impact of currency translation.
In fiscal 2023, the Company recorded a $2.2 million impairment of an indefinite-lived trademark that was no longer in use within selling, general and administrative expenses on the Consolidated Statement of Income. In addition, the Company recorded amortization on its finite-lived intangible assets of $0.2 million and $1.5 million in fiscal 2024 and 2023, respectively; the customer lists were fully amortized as of the end of fiscal 2024.

6. Accrued Expenses
Accrued expenses consist of the following as of the end of the fiscal years presented below (in thousands):

	2025	2024
Payroll, withholdings and benefits	$397,698	$256,881
Real estate taxes, utilities and other occupancy costs	149,221	93,208
Property and equipment	212,561	111,552
Advertising	63,144	41,890
Sales tax	54,816	38,278
Other	237,866	111,515
Total accrued expenses	$1,115,306	$653,324

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7. Deferred Revenue and Other Liabilities
Deferred revenue and other liabilities consist of the following as of the end of the fiscal years presented below (in thousands):

	2025	2024
Current:
Deferred gift card revenue	$305,548	$260,248
Customer loyalty program	110,473	52,097
Other	112,799	82,696
Total current deferred revenue and other liabilities	$528,820	$395,041
Long-term:
Deferred compensation	$178,006	$153,707
Other	104,161	42,137
Total other long-term liabilities	$282,167	$195,844

8. Operating Leases
The Company leases substantially all of its stores, administrative offices for the Foot Locker segment, nine of its distribution centers including three for the DICK’S segment and six for the Foot Locker segment, and certain equipment under non-cancellable operating leases that expire at various dates through 2043. The Company’s DICK’S stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The Company’s acquired Foot Locker stores typically have initial lease terms that range from 5 to 10 years, generally contain rent escalation provisions and some of these store leases contain renewal options with varying terms and conditions. These lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
The components of lease cost for the following fiscal years presented below were as follows (in thousands):

	2025	2024	2023
Operating lease cost	$886,966	$636,744	$612,595
Short-term lease cost	53,931	26,186	31,234
Variable lease cost	234,805	131,832	125,043
Sublease income	(10,348)	(11,842)	(11,730)
Total lease cost	$1,165,354	$782,920	$757,142

Supplemental cash flow information related to operating leases for the following fiscal years are presented below (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$967,611	$708,988	$733,455
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$1,247,318	$767,645	$697,499

Supplemental balance sheet information related to operating leases were as follows:

	January 31, 2026	February 1, 2025
Weighted average remaining lease term for operating leases	7.71 years	7.37 years
Weighted average discount rate for operating leases	5.21%	5.51%

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Future maturities of operating lease liabilities were as follows as of January 31, 2026 (in thousands):

Fiscal Year
2026	$1,256,381
2027	1,173,619
2028	963,462
2029	787,586
2030	643,099
Thereafter	2,347,506
Total future undiscounted lease payments	7,171,653
Less: imputed interest	(1,330,309)
Total reported lease liability	$5,841,344

The Company has entered into operating leases related to future store locations that have not yet commenced. As of January 31, 2026, the future minimum payments on these leases approximated $756.0 million.
The Company acts as sublessor on several operating leases. As of January 31, 2026, total future undiscounted minimum rentals under non-cancellable subleases approximated $35.0 million.

9. Revolving Credit Facility
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
The loans under the Credit Facility bear interest at an alternate base rate or an adjusted secured overnight financing rate (“SOFR”) plus, in each case, an applicable margin which will initially be 0.125% with respect to the alternate base rate and 1.125% with respect to the adjusted SOFR, subject to adjustment based on the Company’s public debt rating. The Credit Facility allows voluntary repayment of outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to SOFR loans. The unused portion of the Credit Facility is subject to a commitment fee of 0.11% per year as of January 31, 2026, which is adjusted based on the Company’s public debt rating. There were no borrowings outstanding under the Company’s revolving line of credit agreements at January 31, 2026 or February 1, 2025. After adjusting for outstanding letters of credit of $26.7 million, the Company’s total remaining borrowing capacity under the Credit Facility was $1.97 billion at January 31, 2026.
The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of the Company’s non-guarantor subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. The Credit Agreement also contains a maximum lease-adjusted leverage ratio covenant. The Company was in compliance with all covenants of the Credit Agreement as of January 31, 2026.
Commercial Paper
During December 2025, the Company initiated a commercial paper program, which is supported by its $2.0 billion Credit Facility. Under this program, the Company may issue unsecured commercial paper notes with a maximum aggregate amount outstanding of $500.0 million, with individual maturities that may vary but not exceed 397 days from the date of issuance. The Credit Facility serves as a liquidity backstop for our commercial paper program. There were no borrowings at any point during fiscal 2025, and as of January 31, 2026, there were no borrowings outstanding under the Company’s commercial paper program.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. Long-Term Debt and Financing Lease Obligations
Senior Notes
2032 and 2052 Notes
On January 14, 2022, the Company issued $750.0 million aggregate principal amount of 3.15% senior notes due 2032 (the “2032 Notes”) and $750.0 million aggregate principal amount of 4.10% senior notes due 2052 (the “2052 Notes”). The 2032 Notes and 2052 Notes were issued under a base indenture, dated as of January 14, 2022 (the “Base Indenture”), as supplemented by a supplemental indenture, dated as of January 14, 2022, in each case by and between the Company and U.S. Bank National Association, as trustee. The 2032 and 2052 Notes are unsecured, unsubordinated obligations of the Company and rank equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated debt and other obligations. The Company is required to pay interest on the 2032 and 2052 Notes semi-annually, in arrears, on January 15 and July 15 of each year, commencing on July 15, 2022.
Net proceeds from the issuance of the 2032 and 2052 Notes totaled approximately $1.5 billion, after deducting the applicable discount. The Company also incurred approximately $15.3 million in offering expenses, including underwriting fees, related to the issuance of the 2032 and 2052 Notes. Together, the discount, underwriting fees and offering expenses will be amortized over the respective terms of the 2032 and 2052 Notes using the effective interest method.
2029 Notes
On September 11, 2025, the Company completed an offer to exchange (the “Exchange Offer”) any and all outstanding 4.00% senior notes due 2029 issued by Foot Locker (the “Original 2029 Notes”) for up to $400.0 million aggregate principal amount of new 4.00% senior notes due 2029 issued by the Company (the “Exchanged 2029 Notes”) and in certain instances, cash, and the related solicitation of consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture governing the Original 2029 Notes.
An aggregate principal amount of $381.9 million, or 95.48%, of the Original 2029 Notes were tendered and accepted in the Exchange Offer. The portion of Original 2029 Notes not exchanged, totaling $18.1 million in aggregate principal, remained an outstanding obligation of Foot Locker, our wholly-owned subsidiary, and are subordinate to our other outstanding long-term debt. Collectively, the Exchanged 2029 Notes and remaining Original 2029 Notes are the “2029 Notes.” The debt exchange was not considered an extinguishment of debt as the financial terms of the Exchanged 2029 Notes issued by the Company do not substantially differ from the Original 2029 Notes. In connection with the Exchange Offer, the Company solicited and obtained sufficient consents to amend the Original 2029 Notes and the related indenture with the trustee for the Original 2029 Notes to eliminate all restrictive covenants, certain affirmative covenants and the obligation to repurchase upon change of control from the remaining $18.1 million of Original 2029 Notes outstanding as of September 11, 2025.
The Exchanged 2029 Notes were issued under the Base Indenture, as supplemented by a supplemental indenture, dated as of September 11, 2025, in each case by and between the Company and U.S. Bank National Association, as trustee. The Exchanged 2029 Notes are unsecured, unsubordinated obligations of the Company and rank equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated debt and other obligations. The Company is required to pay interest on the 2029 Notes semi-annually, in arrears, on April 1 and October 1 of each year, commencing on October 1, 2025.
The Company recorded the 2029 Notes at a fair value of $384.0 million as of September 8, 2025, the acquisition date, which included a fair value adjustment recognized as part of acquisition accounting and consent fees, the total of which will be amortized over the term of the 2029 Notes utilizing the effective interest method. Refer to Note 2 – Acquisition of Foot Locker for additional information.
Collectively, the 2032 Notes, 2052 Notes and 2029 Notes are referred to as “the Senior Notes.”
Redemption
The Company may redeem the Senior Notes in whole or in part, at its option, at any time and from time-to-time prior to (i) in the case of the 2029 Notes, July 1, 2029 (the date that is three months before the maturity date of the 2029 Notes), (ii) in the case of the 2032 Notes, October 15, 2031 (the date that is three months before the maturity date of the 2032 Notes), and (iii) in the case of the 2052 Notes, July 15, 2051 (the date that is six months before the maturity date of the 2052 Notes) (the applicable date with respect to each such series of Senior Notes, the “Applicable Par Call Date”), in each case, at a “make-whole” price described in the supplemental indentures plus accrued and unpaid interest to, but excluding, the redemption date. In addition, on

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
or after the Applicable Par Call Date, the Company may redeem any series of the Senior Notes, in whole or in part, at its option, at any time and from time-to-time, at a redemption price equal to 100% of the principal amount of the Senior Notes of such series to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
Change in Control
In the event of certain change of control triggering events with respect to the Senior Notes of any series (subject to certain exceptions), the Company will be required to make an offer to each holder of the applicable Notes of such series to repurchase all or part of its Senior Notes of such series at a purchase price in cash equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.
Covenants
The Base Indenture and supplemental indentures contain certain covenants that, among other things, restrict the Company’s and certain of its subsidiaries’ ability to incur certain indebtedness secured by liens on certain assets and limit the ability of the Company to make certain fundamental changes, in each case subject to a number of exceptions and qualifications described in the Base Indenture and supplemental indentures. The Base Indenture and supplemental indentures also provides for customary events of default which, if any of them occur, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable, as applicable. The Company was in compliance with its covenants at January 31, 2026.
Other Obligations
In April 2020, the Company closed on an aggregate $575.0 million of 3.25% Convertible Senior Notes. In connection with the issuance of the Convertible Senior Notes, the Company purchased a bond hedge to offset the potential dilution to stockholders from the conversion of the Convertible Senior Notes, partially offsetting its cost by selling warrants to acquire shares of the Company’s common stock. In the first quarter of fiscal 2023, the Company retired the remaining $59.1 million of Convertible Senior Notes, which was substantially settled by shares of the Company’s common stock, and together with the termination of the bond hedge and warrants, the Company issued 1.7 million shares of its common stock and recorded $58.5 million to additional paid-in-capital.
The Company also has financing leases acquired through the Foot Locker acquisition, whose assets and liabilities are reflected within property and equipment, net, current deferred revenue and other liabilities and long-term debt and financing lease obligations. The costs and cash flow impacts associated with these financing leases were not significant for fiscal 2025.
The components of long-term debt, including the Company’s Senior Notes, and financing lease obligations were as follows for the fiscal years presented (in thousands):

	2025	2024
2029 Notes (1)	$400,000	$—
2032 Notes	750,000	750,000
2052 Notes	750,000	750,000
Total principal for Senior Notes	1,900,000	1,500,000
Financing lease obligations	39,242	—
Total debt and financing lease obligations	1,939,242	1,500,000
Discounts, issuance costs and current portion of financing lease obligations	(33,943)	(15,783)
Total long-term debt and financing lease obligations	$1,905,299	$1,484,217
(1)Includes $18.1 million of aggregate principal issued by Foot Locker, not exchanged under the Exchange Offer.
The Company recognized interest expense related to the Senior Notes of $63.2 million in fiscal 2025 and $55.3 million in each of fiscal 2024 and 2023, using an effective interest rate of 5.16% on the 2029 Notes, 3.28% on the 2032 Notes and 4.18% on the 2052 Notes.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. Financial Instruments

Derivative Holdings Designated as Hedges
In connection with the Foot Locker acquisition, the Company acquired a cross-currency swap contract to reduce the effect of the fluctuating U.S. dollar ("USD") to Japanese yen ("JPY") foreign exchange rate on a foreign currency-denominated intercompany loan between Foot Locker’s Japanese and U.S. subsidiaries. The cross-currency swap contract has a notional amount of JPY 11 billion and final receipt of $85 million USD. The cross-currency swap contract, which matures on November 2, 2031, swaps yen-denominated interest payments for USD-denominated interest payments, thereby economically converting the JPY 11 billion fixed-rate 3.51% intercompany loan to a fixed-rate 6.77% USD-denominated receivable for Foot Locker’s U.S. subsidiary.
The cross-currency swap contract was designated to hedge the changes in value of Foot Locker’s intercompany loan and its variability on earnings. The Company applies fair value hedge accounting and considers market factors other than the change in the spot exchange rate on the notional amount of the swap to be excluded components. The foreign currency spot rate fluctuations on the cross-currency swap notional amount and interest accruals are reported in earnings each period, while all other changes are reported in other comprehensive income/loss. Because the terms of the hedged item and the hedging instrument match and the likelihood of swap counterparty default is not probable, the hedge is expected to exactly offset changes in the fair value of the foreign currency debt resulting from foreign currency fluctuations over the term of the swap.
As of January 31, 2026, the cross-currency swap had a fair value of $18.4 million, which is included within other long-term assets on the Consolidated Balance Sheets. The Company recorded changes in the fair value of the contract to accumulated other comprehensive income. Each period, the Company reclassifies an amount out of accumulated other comprehensive income equal to the remeasurement gain or loss on the hedged intercompany loan that is recorded in selling, general and administrative expenses. As of January 31, 2026, there was $2.3 million in accumulated other comprehensive income, net of tax, related to the cross-currency swap. In addition, the Company recognizes swap interest income based on the differential in fixed interest rates per the contract, which was $1.3 million for fiscal 2025. Refer to Note 16 – Stockholders' Equity for further information regarding amounts recorded within accumulated other comprehensive income and Note 12 – Fair Value Measurements for fair value of derivative disclosures.
Derivative Holdings Not Designated as Hedges
Foot Locker has certain derivative contracts that are not designated as hedges, such as foreign exchange forward and spot contracts. Changes in the fair value of derivative holdings not designated as hedges, as well as realized gains and premiums paid, are recorded in earnings immediately within selling, general and administrative expenses. The aggregate amount recognized for these contracts was not significant for the fiscal 2025 period.
12. Fair Value Measurements
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
Recurring
The Company records deferred compensation plan assets held in trust at fair value on a recurring basis using Level 1 inputs within other long-term assets on the Consolidated Balance Sheets. Such assets consist of investments in various mutual and money market funds made by eligible individuals as part of the Company’s deferred compensation plans, as discussed in Note 15 – Retirement Plans and Other Benefits. As of January 31, 2026 and February 1, 2025, the fair value of the Company’s deferred compensation plans was $178.0 million and $153.7 million, respectively. The liability for compensation deferred under the Company’s plans is included within other long-term liabilities on the Consolidated Balance Sheets.

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
Assets and liabilities measured at fair value on a recurring basis for the following periods are set forth in the table below (in thousands):

	January 31, 2026	February 1, 2025
Assets:
Level 1:
Deferred compensation plan assets held in trust	$178,006	$153,707
Level 2:
Available-for-sale security	5,544	—
Foreign exchange forward contracts	727	—
Cross-currency swap contract	18,449	—
Total assets	$202,726	$153,707
Liabilities:
Level 1:
Deferred compensation liabilities	$178,006	$153,707
Level 2:
Foreign exchange forward contracts	6,469	—
Total liabilities	$184,475	$153,707
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at January 31, 2026 and February 1, 2025.
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
During fiscal 2025, the Company purchased $119.5 million of investments. These investments consist of $69.5 million of Foot Locker equity securities and $50.0 million for an equity method investment. The fair value of the Foot Locker securities owned by the Company on September 8, 2025 was $111.6 million, which was included in the purchase price consideration as part of the Foot Locker acquisition. The Company recorded a non-cash gain of $42.2 million in fiscal 2025 related to these equity securities within other income on the Consolidated Statements of Income, resulting from net changes in Foot Locker’s underlying stock price during the respective periods. The equity method investment is included within other long-term assets on the Consolidated Balance Sheets. Refer to Note 2 – Acquisition of Foot Locker for additional information.
During fiscal 2023, as part of the Business Optimization, the Company eliminated certain positions primarily at its CSC and optimized its outdoor business, which included the integration of its Moosejaw and Public Lands operations, decisions about their go-forward inventory assortment and a comprehensive review of their store portfolios and closure of ten Moosejaw stores. The Company incurred pre-tax charges of $84.8 million from its Business Optimization, including $46.1 million of non-cash impairments of store and intangible assets, $26.7 million of severance-related costs and a $12.0 million write-down of inventory. The $12.0 million write-down of inventory is reflected within cost of goods sold, while the remaining $72.8 million of severance-related costs and non-cash impairments are reflected within selling, general and administrative expenses on the Consolidated Statement of Income. Depreciation and amortization on the Consolidated Statement of Cash Flows included $35.5 million of non-cash impairment of store assets from these actions in fiscal 2023.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Long-term Debt
The Company discloses the fair value of its Senior Notes using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	January 31, 2026		February 1, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2029 Notes	$384,500	$394,132	$—	$—
2032 Notes	$744,722	$690,683	$743,933	$657,608
2052 Notes	$740,484	$548,258	$740,284	$546,165

13. Income Taxes
Provision for Income Taxes
The components of the provision for income taxes are as follows for the fiscal years presented (in thousands):

	2025	2024	2023
Current:
Federal	$124,523	$292,197	$212,369
State	62,067	76,366	55,920
International	6,328	—	—
Total current provision	192,918	368,563	268,289
Deferred:
Federal	94,068	(13,255)	4,301
State	4,265	(1,583)	(958)
International	1,483	—	—
Total deferred provision	99,816	(14,838)	3,343
Total provision	$292,734	$353,725	$271,632
In accordance with the adoption of ASU 2023-09 on a prospective basis, the following table reflects the reconciliation of the federal statutory rate to the Company’s effective income tax rate for the current fiscal year (dollar amounts in thousands):

	2025
	Amount	Percent
U.S. federal statutory tax rate	$239,814	21.00%
Domestic state and local income taxes, net of federal income tax effect (1)	47,689	4.17%
Foreign tax effects	10,959	0.96%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	3,957	0.35%
Tax credits	(17,290)	(1.51)%
Changes in valuation allowances	(2,565)	(0.22)%
Nontaxable or nondeductible items:
Transaction costs	13,674	1.20%
Other (2)	(7,905)	(0.70)%
Changes in unrecognized tax benefits	4,389	0.38%
Other adjustments	12	—%
Effective income tax rate	$292,734	25.63%
(1)State taxes in New York, California, Pennsylvania, Illinois, New Jersey and Massachusetts represent the majority (greater than 50%) of the tax effect in this category.
(2)Includes $9.1 million of excess tax benefits from stock-based compensation, net of non-deductible amounts.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In accordance with the adoption of ASU 2023-09 on a prospective basis, the following table reflects the domestic and international components of income before income taxes are as follows (in thousands):

2025
Domestic	$1,145,517
International	(3,544)
Total income before income taxes	$1,141,973
Domestic income before income taxes includes the results of non-U.S. operations in branches owned directly by the U.S., which are subject to U.S. income tax.
For fiscal years prior to the adoption of ASU 2023-09, the following table is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the periods presented:

	2024	2023
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	4.2%	4.2%
Excess tax benefit related to stock-based compensation	(1.8)%	(4.9)%
Eliminated bond hedge deduction following Convertible Senior Notes exchanges	—%	0.2%
Other permanent items	(0.1)%	0.1%
Effective income tax rate	23.3%	20.6%

Components of deferred tax assets (liabilities) consist of the following as of the end of the fiscal years presented (in thousands):

	2025	2024
Operating lease liabilities	$1,521,547	$782,953
Inventory	62,267	57,793
Employee benefits and withholdings	75,456	49,653
Stock-based compensation	22,780	18,395
Gift cards	27,240	24,946
Other accrued expenses not currently deductible for tax purposes	69,753	16,338
Net operating loss carryforward	237,242	—
Capital loss, credits and other carryforwards	72,882	—
Other	33,789	13,973
Total deferred tax assets	2,122,956	964,051
Valuation allowance	(315,687)	—
Total deferred tax assets, net	1,807,269	964,051
Operating lease assets	(1,191,771)	(605,401)
Property and equipment	(407,708)	(274,823)
Inventory valuation	(132,249)	(27,849)
Intangibles	(189,325)	—
Other	(7,635)	(3,294)
Total deferred tax liabilities	(1,928,688)	(911,367)
Net deferred tax (liability) asset	$(121,419)	$52,684

In fiscal 2025, of the $121.4 million net deferred tax liability, $82.5 million is included within other long-term assets and $203.9 million was included within long-term liabilities on the Consolidated Balance Sheet. In fiscal 2024, the $52.7 million net deferred tax asset was included in its entirety within other long-term assets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of January 31, 2026, the Company has established cumulative valuation allowances of $315.7 million related to the Foot Locker segment to reduce our deferred tax assets to an amount that is more likely than not to be realized. A valuation allowance of $279.7 million was recorded against tax loss carryforwards and other tax attributes of certain foreign entities. Based on the history of losses and the absence of prudent and feasible business plans for generating future taxable income in these entities, the Company believes it is more likely than not that the benefit of these loss carryforwards will not be realized. As of January 31, 2026, a valuation allowance of $26.5 million was established to offset deferred tax assets on capital losses as the Company does not have any reasonably foreseeable sources of capital gains in the U.S. or Canada. Additionally, a valuation allowance of $6.8 million was established for foreign taxes assessed at rates in excess of the U.S. federal tax rate for which no U.S. foreign tax credit is available. The Company also has a valuation allowance of $2.7 million related to losses from a legal entity restructuring.
At January 31, 2026, the Company has international operating loss carryforwards of approximately $1,137.9 million, and other tax attributes with a potential tax benefit of $257.8 million, including unrecognized tax benefits. Of this amount, $6.6 million relates to gross operating loss carryforwards of $30.8 million that will expire between 2026 and 2040. The remaining international operating loss carryforwards do not expire. Additionally, the Company has international minimum tax credit carryforwards with a potential tax benefit of $2.6 million.
The Company also has U.S. capital loss carryforwards of $135.2 million, or $34.7 million, net of tax, which can be carried back 3 years and forward for 5 years after realization, and Canadian capital loss carryforwards of $1.9 million, or $0.5 million, net of tax, which can be carried forward indefinitely. The Company also has gross U.S. state operating loss carryforwards with a potential benefit of $117.1 million, or $6.5 million, net of tax, that will expire between 2035 and 2055, and has foreign tax credit carryforwards with a potential tax benefit of $6.9 million that will expire between 2029 and 2035.
No additional income taxes have been provided for any remaining undistributed foreign earnings or foreign withholdings and U.S. state taxes not subject to the one-time transition tax under the 2017 Tax Cuts and Jobs Act (“TCJA”), as the Company intends to permanently reinvest the earnings from foreign subsidiaries outside of the United States. The amount of any unrecorded deferred tax liability is expected to be minimal due to the availability of the 100% dividends received deduction, along with insignificant state and withholding tax impacts.
During fiscal 2025 the Company paid federal, state and foreign income taxes, net of refunds received, of $175.3 million, $65.2 million, and $8.4 million, respectively.
Unrecognized Tax Benefits
The following table provides a reconciliation of the Company’s total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	2025	2024	2023
Beginning of fiscal year	$6,250	$2,851	$1,058
Increase as a result of Foot Locker acquisition (1)	29,863	—	—
Increases as a result of tax positions taken in a prior period	1,961	3,201	1,463
Decreases as a result of tax positions taken in a prior period	(54)	(1,058)	—
Increases as a result of tax positions taken in the current period	5,424	1,364	—
Increases as a result of settlements during the current period	—	—	364
Decreases as a result of settlements during the current period	(1,632)	(108)	(34)
Reductions as a result of a lapse of statute of limitations during the current period	(1,578)	—	—
End of fiscal year	$40,234	$6,250	$2,851
(1)Fiscal 2025 includes foreign currency translation adjustments of $1.0 million.
The balance at January 31, 2026 includes $37.4 million of unrecognized tax benefits that would impact our effective tax rate if recognized. The Company recognizes accrued interest and penalties from unrecognized tax benefits in income tax expense.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of January 31, 2026 the Company’s total liability for uncertain tax positions, including $4.5 million for interest and penalties, was approximately $35.6 million. The Company recorded an expense of $0.6 million during fiscal 2025, a benefit of $0.4 million during fiscal 2024 and an expense of $0.7 million during fiscal 2023 related to the accrual of interest and penalties in the Consolidated Statements of Income. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Consolidated Statements of Income during fiscal 2026.
Audits
The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2024 and all prior tax years and is no longer subject to examination in any of its major state jurisdictions for years prior to 2020. The newly acquired Foot Locker segment also previously participated in the CAP program and the IRS has completed examinations of 2023 and all prior tax years. For the Foot Locker segment, the 2024 U.S. federal income tax year and the short-period US federal income tax return for 2025 related to the pre-acquisition period is currently under examination. The Foot Locker segment is no longer subject to examination in any of its material state jurisdictions for years prior to 2020.
Recent Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the TCJA, including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with ASC 740, “Income Taxes,” the Company has recognized the effects of the OBBBA during the current year for the provisions currently enacted, which has increased the Company’s deferred tax liability. The Company has recognized the impacts of the OBBBA into the current and deferred income tax provision for fiscal 2025, resulting in reduced federal income tax liability and related tax payments, but no significant impact to the annual effective tax rate. The Company will continue to evaluate the future provisions and does not anticipate any significant impact to the financial statements.
The Organization for Economic Cooperation and Development introduced a framework to implement a global 15% minimum corporate tax (“Pillar Two”). The European Union issued a directive to its member states to enact the Pillar Two in their local laws effective after December 2023. A number of other countries have or are expected to implement similar legislation with effective dates in the future. During fiscal 2025, Pillar Two did not have a material -impact on the Company’s Financial Statements. The Company is continuing to evaluate the potential impact on future periods and does not currently anticipate that Pillar Two legislation will have a prospective material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

14. Stock-Based Compensation
The Company has the ability to grant restricted and performance-based restricted stock, including shares and units, and options to purchase common stock under the 2012 Plan, under which 6,267,714 shares of common stock were available for future issuance at the end of fiscal 2025. The following table provides total stock-based compensation recognized in the Consolidated Statements of Income for the fiscal years presented (in thousands):

	2025 (1)	2024	2023
Restricted stock expense	$95,061	$43,130	$36,196
Performance-based restricted stock expense	28,605	27,557	19,053
Stock option expense	1	314	2,036
Total stock-based compensation expense	$123,667	$71,001	$57,285
Total related tax benefit	$18,243	$12,768	$10,616
(1)Includes $41.7 million of immediate expense from the acceleration of unvested equity awards following the termination of certain executives in connection with the Foot Locker acquisition, which was included within merger and integration costs on the Consolidated Statements of Income for the fiscal year ended January 31, 2026.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Restricted Stock
The Company issues shares of restricted stock to eligible employees, which are subject to forfeiture until the end of the applicable vesting period. Restricted stock awards generally vest on the third anniversary of the date of grant, subject to the employee’s continued employment as of that date. The fair value of restricted stock is determined on the date of grant using the Company’s stock price. In connection with the Foot Locker acquisition, on September 8, 2025, the Company issued replacement restricted stock to continuing Foot Locker employees based on the Stock Consideration in accordance with the Merger Agreement, which will vest over the original pre-acquisition remaining vesting period, subject to their continued employment as of that date. Refer to Note 2 – Acquisition of Foot Locker for additional information.
Restricted stock activity for fiscal 2025 is presented in the following table:

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, February 1, 2025	998,356	$139.05	$239.7
Foot Locker replacement equity (1)	452,896	223.83
Granted	345,579	210.87
Vested (1)	(619,017)	156.31
Forfeited	(54,623)	160.31
Nonvested, January 31, 2026	1,123,191	$184.79	$226.9
(1)The total fair value of restricted stock issued to Foot Locker employees as part of the acquisition was $101.4 million, which was apportioned between purchase consideration, or $29.0 million attributable to pre-combination vesting, $41.7 million of immediate expense from the acceleration of unvested equity awards following the termination of certain executives and post-combination expense of $30.7 million. Of the 0.5 million restricted stock units issued for Foot Locker replacement equity, approximately 0.3 million units vested during 2025, including those that accelerated for certain executives, and approximately 0.2 million units were outstanding as of January 31, 2026.
As of January 31, 2026, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of restricted stock was approximately $87.7 million, which the Company expects to recognize over a weighted average period of approximately 1.28 years. The total grant date fair value of restricted stock that vested during fiscal 2025, 2024 and 2023 was $96.8 million, $37.1 million and $39.7 million, respectively. The weighted average grant date fair value for restricted stock granted in fiscal 2025, 2024 and 2023, was $210.87, $209.61 and $126.11, respectively.
Performance-based Restricted Stock
The Company issues performance-based restricted stock to eligible employees in support of the Company’s strategic initiatives. Performance-based restricted stock units generally vest on the third anniversary of the date of grant and are subject to the employees’ continued employment as of that date. Additionally, the number of awards vesting depend upon the achievement of certain performance criteria established for the fiscal year in which they are granted, which can result in a payout range of 0% to 200% of the original award amount. The fair value of performance-based restricted stock is based on the Company’s stock price on the date of grant. Awards granted during fiscal 2025 currently assume target, or 100%, attainment of certain performance-based criteria. Upon determination of actual performance criteria attainment, the actual number of shares issued will be adjusted, which may be above or below target.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Performance-based restricted stock activity for fiscal 2025 is presented in the following table:

	Performance-based Restricted Stock
	Units	Weighted Average Grant Date Fair Value	Intrinsic Value (in millions)
Nonvested, February 1, 2025	405,755	$147.82	$97.4
Granted (1)	374,150	187.05
Vested	(244,657)	129.42
Forfeited	(11,214)	174.41
Nonvested, January 31, 2026	524,034	$183.85	$105.9
(1)Includes 40,562 awards with a weighted-average grant date fair value of $211.19 that were issued during fiscal 2025 based on the determination of actual performance criteria attainment of 157% for awards granted in fiscal 2024. These awards are expected to vest in fiscal 2027. Activity also includes 22,244 awards with a weighted-average grant date fair value of $148.70 that were issued during fiscal 2025 based on the determination of actual performance criteria attainment of 118% for awards granted in fiscal 2023. These awards vested in fiscal 2025.
As of January 31, 2026, total unrecognized compensation expense, net of estimated forfeitures, from nonvested shares of performance-based restricted stock was approximately $43.3 million, which the Company expects to recognize over a weighted average period of approximately 1.56 years. The total grant date fair value of performance-based restricted stock that vested during fiscal 2025, 2024 and 2023 was $31.7 million, $16.5 million and $0.1 million, respectively. The weighted average grant date fair value for performance-based restricted stock granted in fiscal 2025, 2024 and 2023, was $187.05, $203.88 and $146.90, respectively.
Stock Options
Historically, the Company has granted stock options to certain teammates, which vested 25% per year over four years and had a seven-year contractual life. When options are exercised, the Company issues new shares of common stock.
The fair value of stock options is measured on their grant date using the Black-Scholes option valuation model. The Company did not grant any stock options during fiscal 2025, 2024 and 2023.
Fiscal 2025 stock option activity is presented in the following table:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, February 1, 2025	1,343,213	$15.25	1.98	$302.0
Exercised	(90,535)	$16.72
Outstanding, January 31, 2026	1,252,678	$15.14	0.98	$234.1
Exercisable, January 31, 2026	1,252,678	$15.14	0.98	$234.1
Vested or expected to vest, January 31, 2026	1,252,678	$15.14	0.98	$234.1
The following table presents stock option information for the last three fiscal years (in millions):

	2025	2024	2023
Total intrinsic value of stock options exercised	$17.3	$140.7	$69.2
Income tax benefit from the exercise of stock options	$1.3	$16.7	$13.7
Total fair value of stock options vested	$—	$1.8	$3.3

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. Retirement Plans and Other Benefits
Pension and Other Postretirement Benefits
In connection with the Foot Locker acquisition, the Company assumed certain defined benefit pension plans, which include a U.S. and a Canadian qualified pension plan, as well as two non-qualified pension plans. Prior to the acquisition, Foot Locker’s pension plans were closed to new entrants. Additionally, as part of the Foot Locker acquisition, the Company acquired contributory postretirement medical and life insurance plans available to most of Foot Locker’s retired U.S. employees, which are not funded and are not significant.
The following tables set forth changes in benefit obligations and plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet related to the Foot Locker pension plans from the date of acquisition (in thousands):

2025
Change in benefit obligation:
Benefit obligation as of September 8, 2025	$408,362
Service cost	38
Interest cost	7,884
Actuarial gains	(5,075)
Foreign currency translation adjustments	710
Benefits paid	(9,955)
Benefit obligation as of January 31, 2026	$401,964

Change in plan assets:
Fair value of plan assets as of September 8, 2025	$400,218
Actual return on plan assets	15,783
Employer contributions	1,564
Foreign currency translation adjustments	774
Benefits paid	(9,955)
Fair value of plan assets as of January 31, 2026	$408,384

Funded status	$6,420

Amounts recognized on Consolidated Balance Sheet
Other assets	$13,778
Accrued expenses	(1,919)
Other long-term liabilities	(5,439)
Net amount recognized	$6,420
The actuarial gains recognized during fiscal 2025 were primarily driven by higher actual returns as compared with the expected return on plan assets and an increase in discount rates applied against future expected benefit payments, which resulted in a decrease in the benefit obligation for the pension benefit plans.
The U.S. and Canadian pension plans’ assets exceeded their accumulated benefit obligation as of January 31, 2026. Accumulated benefit obligation in excess of plan assets primarily represented the non-qualified plans and was $7.4 million as of January 31, 2026. The weighted average discount rate used to determine the benefit obligations under the pension plans as of January 31, 2026 was 5.2%.
Pension expense is actuarially calculated annually based on data available at the beginning of each year. The expected return on plan assets is determined by multiplying the expected long-term rate of return on assets by the market-related value of plan assets for the pension plans.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following assumptions were used to determine net benefit cost or income:

2025
Discount rate	5.2%
Rate of compensation increase (1)	3.0%
Expected long-term rate of return on assets	5.8%
(1)The rate of compensation increase relates only to the Canadian pension plan, as the other plans are frozen.
The expected long-term rate of return on invested plan assets is based on the plans' weighted-average target asset allocation, as well as historical and future expected performance of those assets. The target asset allocation is selected to obtain an investment return that is sufficient to cover the expected benefit payments and to reduce the variability of our future contributions.
Net benefit income or cost is recognized as a component of selling, general and administrative expenses on the Consolidated Statements of Income. The following table presents the components of net pension benefit cost (income) (in thousands):

2025
Service cost	$38
Interest cost	7,884
Expected return on plan assets	(8,673)
Net benefit income	$(751)
The mortality assumption used to value the U.S. pension obligations as of January 31, 2026 was the Pri-2012 mortality table with generational projection using MP-2021 with 2024 RPEC Report COVID Adjustment applied starting in 2025 for ages over 65 for males and females. For Canadian pension obligations, we used the 2014 CPM Private Sector mortality table projected generationally with Scale CPM-B for both males and females.
Plan Assets
The target composition of the Company’s U.S. qualified pension plan assets is 50% fixed-income securities, 47.5% equities and mutual funds, and 2.5% real estate. The Company may alter the asset allocation targets from time-to-time depending on market conditions and funding requirements of the pension plan. The target composition of our Canadian qualified pension plan assets is 95% fixed-income securities and 5% equities. The bond portfolio is comprised of government and corporate bonds chosen to match the duration of the pension plan's benefit payment obligations. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.
The Company believes plan assets are invested in an appropriate manner with an objective of providing a total return that, over the long term, provides sufficient assets to fund benefit obligations, taking into account our expected contributions and the level of funding risk deemed appropriate. The investment strategy seeks to diversify assets among classes of investments with differing rates of return, volatility, and correlation in order to reduce funding risk. Diversification within asset classes is also utilized to ensure that there are no significant concentrations of risk in plan assets and to reduce the effect that the return on any single investment may have on the entire portfolio.
Valuation of Investments
Commingled trust funds are valued at the net asset value of units held by the plan at year end. Stocks and mutual funds traded on U.S. and Canadian security exchanges are valued at closing market prices on the measurement date.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair values of pension plan assets as of January 31, 2026 were as follows (in thousands):

	Level 1	Level 2	Level 3	2025 Total
Cash equivalents	$—	$16,954	$—	$16,954
Commingled funds:
Equity securities	—	121,813	—	121,813
Fixed-income securities	—	180,552	—	180,552
Real estate securities	—	9,259	—	9,259
Mutual funds and ETF	55,581	—	—	55,581
Fixed-income securities	—	23,985	—	23,985
Insurance contract	—	158	—	158
Other	—	82	—	82
Net benefit expense	$55,581	$352,803	$—	$408,384
Contributions and Expected Payments
Contributions to the U.S. qualified pension plan were not required after the acquisition. During 2025, since the acquisition date, the Company contributed $0.5 million related to the Canadian plan and paid $1.1 million related to the unfunded non-qualified pension plans.
Estimated future benefit payments for each of the next five years and the five years thereafter are as follows:

Fiscal Year
2026	$46,512
2027	$35,733
2028	$34,545
2029	$32,797
2030	$31,164
2031 - 2035	$140,695
Retirement Savings Plans
The DICK’S Sporting Goods, Inc. Smart Savings 401(k) Plan (as amended, the “DICK’S Plan”), is a defined contribution plan that covers all active DICK’S employees over the age of 18 following 30 consecutive days of service with the Company. Effective May 3, 2024, the Company amended the DICK’S Plan to include a Roth feature that enables participants to contribute on an after-tax basis. The Company’s matching contributions under the DICK’S Plan are made bi-weekly, vest immediately and are equal to 100% of each eligible participant’s contributions up to 4% of the participant’s compensation plus 50% of the eligible participant’s contributions up to the next 2% of compensation. Total employer contributions recorded under the DICK’S Plan, net of forfeitures, were $41.2 million, $36.7 million and $34.8 million in fiscal 2025, 2024 and 2023, respectively.
In connection with the Foot Locker acquisition, the Company assumed defined contribution plans including the Foot Locker 401(k) Plan that is available to Foot Locker employees whose primary place of employment is the U.S., and the Foot Locker Puerto Rico Savings Plan, which is available to Foot Locker employees whose primary place of employment is in Puerto Rico, collectively (the “Foot Locker Plans”). The charges for matching contributions under the Foot Locker Plans were $4.8 million during fiscal 2025.
The Company also has non-qualified deferred compensation plans for certain qualifying employees whose contributions are limited under the qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $178.0 million and $153.7 million as of January 31, 2026 and February 1, 2025, respectively, and is included within other long-term liabilities on the Consolidated Balance Sheets. Total employer contributions recorded under these plans, net of forfeitures, was $2.1 million, $1.7 million and $1.4 million in fiscal 2025, 2024 and 2023, respectively.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
16. Stockholders' Equity
Common Stock, Class B Common Stock and Preferred Stock
The Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”), authorizes the issuance of 1,000,000,000 shares of common stock, par value $0.01 per share, and the issuance of 200,000,000 shares of Class B common stock, par value $0.01 per share. In addition, the Company’s Charter authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.01.
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
On September 8, 2025, the Company issued 9.6 million shares of the Company’s common stock as share consideration for the acquisition of Foot Locker. Refer to Note 2 – Acquisition of Foot Locker for additional information.
Dividends per Common Share
The Company declared aggregate cash dividends of $4.85, $4.40 and $4.00 per share of common stock and Class B common stock during fiscal 2025, 2024 and 2023, respectively, which resulted in cash payments for dividends of $413.9 million, $361.7 million and $351.2 million, respectively.
Treasury Stock
On December 16, 2021, the Company’s Board of Directors authorized a five-year share repurchase program of up to $2.0 billion of its common stock (the “2021 program”), under which the Company repurchased shares as follows for the fiscal years presented (in thousands):

	Fiscal Year
	2025	2024 (1)	2023
Shares of common stock repurchased	1,584	1,263	5,439
Treasury stock acquired during the fiscal year, including excise tax	$341,708	$268,676	$649,820

(1) Fiscal 2024 included $5.0 million of cash settlements for shares of treasury stock that was paid in the first week of fiscal 2025.
As of January 31, 2026, the Company had $169.4 million remaining under the 2021 program. On March 10, 2025, the Company’s Board of Directors authorized an additional five-year share repurchase program of up to $3.0 billion of its common stock (the “2025 program”), under which the Company has yet to repurchase any shares as of January 31, 2026. The Company plans to continue to purchase under the 2021 program until it is exhausted or expired. The Company may suspend or discontinue the 2021 program or the 2025 program at any time.
Accumulated Other Comprehensive Income (Loss)
The components of the accumulated other comprehensive income (loss) are as follows for the fiscal years presented (in thousands):

	Fiscal Year
	2025	2024	2023
Hedge contracts	$2,257	$—	$—
Unrecognized pension and postretirement	$8,226	$—	$—
Foreign currency translation adjustments	$7,330	$(755)	$(329)

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The changes in accumulated other comprehensive income (loss) are as follows for fiscal year ended January 31, 2026 (in thousands):

	Hedge Contracts	Items Related to Pension and Postretirement Benefits	Foreign Currency Translation	Total
Balance, February 1, 2025	$—	$—	$(755)	$(755)
Other comprehensive income before reclassification, net of tax	3,375	—	8,085	11,460
Reclassification of hedges, net of tax	(1,118)	—	—	(1,118)
Pension and postretirement remeasurement, net tax	—	8,226	—	8,226
Other comprehensive income	2,257	8,226	8,085	18,568
Balance, January 31, 2026	$2,257	$8,226	$7,330	$17,813

17. Segment Reporting
The Company is an omni-channel sporting goods retailer that offers an extensive assortment of authentic, high-quality, sports equipment, apparel, footwear and accessories across the United States through its retail stores and online, and was historically structured as a single reportable segment entity. In fiscal 2025, the Company acquired Foot Locker, a leading footwear and apparel retailer, which changed the organizational structure of the Company and resulted in a reassessment of reportable segments. As a result, the Company now has two reportable segments: DICK’S and Foot Locker. The Foot Locker reportable segment is the aggregate of the Foot Locker - North America and Foot Locker - International operating segments. Refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies for additional details related to the Company’s net sales by merchandise category.
The Executive Chairman and the President & Chief Executive Officer together serve as the Chief Operating Decision Maker, or “CODM”, and they both assess the performance of and allocate resources to both reportable segments. In connection with the reorganization due to the Foot Locker acquisition, the measure of segment profit and loss utilized by the CODM changed from net income to segment profit as it is more reflective of the performance of the two reportable segments and is used by the CODM to decide how to reinvest profits across the reportable segments to strengthen a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, supported by brand partnerships as a combined company within the growing sports retail industry. Segment profit reflects income before incomes taxes, interest expense, unallocated corporate and other expense and other income. Assets by reportable segment are not currently utilized by the CODM to evaluate performance or allocate resources and thus are not disclosed.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
See the table below for significant expense categories and amounts for each reportable segment, and the reconciliation to income before taxes, which now incorporates the change in reportable segments for DICK’S and Foot Locker (in thousands):

	2025	2024	2023
DICK’S
Net sales	$14,108,943	$13,442,849	$12,984,399
Cost of merchandise and services sold	7,100,929	6,813,682	6,664,212
Occupancy costs (1)	1,197,019	1,139,387	1,100,720
Personnel expense (2)	1,972,850	1,869,257	1,838,554
Other segment expenses (4)	2,269,702	2,122,954	1,999,775
Segment profit	$1,568,443	$1,497,569	$1,381,138

Foot Locker
Net sales	$3,106,177	$—	$—
Cost of merchandise and services sold (3)	1,873,614	—	—
Occupancy costs (1)	414,557	—	—
Personnel expense (2)	497,616	—	—
Other segment expenses (4)	372,610	—	—
Segment loss	$(52,220)	$—	$—

Total segment profit	$1,516,223	$1,497,569	$1,381,138
Corporate and other expenses (5)	420,314	23,637	98,773
Interest expense	64,263	52,987	58,023
Other income	(110,327)	(98,088)	(93,809)
Consolidated income before income taxes	$1,141,973	$1,519,033	$1,318,151
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
(5)Corporate and other expenses, which represent costs not specifically related to the recurring operations of the Company’s segments, are not included in segment profit or loss as they are not used by the Company to evaluate segment performance. For fiscal 2025, corporate and other expenses include Foot Locker acquisition-related costs, which consist of charges to write down and liquidate inventory from the Company’s review of the Foot Locker Business and merger and integration costs, and an asset impairment charge. Both periods presented also include the effects related to changes in the investment values of the Company’s deferred compensation plans, which is fully offset in other income.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table quantifies depreciation and amortization expense by reportable segment for the fiscal years presented below (in thousands):

	2025	2024	2023
DICK’S	$425,043	$400,409	$393,933
Foot Locker	63,587	—	—
Total depreciation and amortization expense	$488,630	$400,409	$393,933

The following table quantifies capital expenditures by reportable segment for the fiscal years presented below (in thousands):

	2025	2024	2023
DICK’S	$1,043,463	$802,565	$587,426
Foot Locker	93,713	—	—
Total capital expenditures	$1,137,176	$802,565	$587,426

The following table disaggregates net sales by geographic location for the following fiscal periods (in millions):

	2025	2024	2023
DICK’S
United States	$14,108.9	$13,442.8	$12,984.4
Foot Locker
United States	2,075.7	—	—
International (1)	1,030.5	—	—
Total Foot Locker	3,106.2	—	—
Total net sales	$17,215.1	$13,442.8	$12,984.4
(1)For fiscal year ended January 31, 2026, the countries that comprised the majority of the revenue for the international category were Italy, France, Canada and Australia. No other individual country included in the international category was significant.

The following table quantifies long-lived assets, consisting of net property and equipment and lease right-of-use assets, by geographic location for the following fiscal periods (in thousands):

	2025	2024
United States	$7,256,525	$4,437,231
International	850,921	—
Total long-lived assets	$8,107,446	$4,437,231

18. Related Party Transaction
On January 28, 2026, the Company, through a wholly-owned subsidiary, purchased an aircraft from EWS IV, LLC, an entity owned by the Company's Executive Chairman, Edward W. Stack, for $49.0 million. The purchase price was based on an independent opinion of value of the acquired aircraft, which was reviewed by the Audit Committee prior to its approval of the purchase pursuant to the Company’s written Related Person Transaction Approval Policy and Procedures. The aircraft was previously stored and maintained at the Company’s hangar and utilized by the Company pursuant to an aircraft usage agreement and related leases with Mr. Stack’s limited liability companies.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
19. Subsequent Events
On March 23, 2026, the Company eliminated certain positions within the Foot Locker Business and is requiring other positions to relocate to Foot Locker’s headquarters in New York City. The Company expects to incur approximately $40 - $55 million of charges primarily in the first quarter of 2026 as a result of these actions and related cash payments to be made over the next twelve months. These actions are intended to better align the organizational design and spending in support of the Company’s go-forward vision for the Foot Locker Business and were included within the previously disclosed expectation of $500 to $750 million of total acquisition-related charges.
On March 11, 2026, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $1.25 per share on the Company’s common stock and Class B common stock payable on April 10, 2026 to stockholders of record as of the close of business on March 27, 2026.
During the first quarter of 2026, the Company entered into a settlement agreement to resolve credit card interchange fee litigation matters in which it was a plaintiff. As a result of this lump-sum settlement, the Company will record a gain of $150 million, net of legal fees. Additionally, during the first quarter of 2026, the Company terminated a lease agreement at one of its store locations that will result in a gain of $25 million. The Company expects to record both gains within selling, general and administrative expense on the Consolidated Statement of Income.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Index to Exhibits

Exhibit Number	Description	Method of Filing
2.1+	Agreement and Plan of Merger, dated as of May 15, 2025, by and among DICK’S Sporting Goods, Inc., RJS Sub LLC, and Foot Locker, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-21463, filed on May 15, 2025
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-100656, filed on October 21, 2002
3.2	Amendment to the Amended and Restated Certificate of Incorporation, effective as of June 10, 2004	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on September 9, 2004
3.3	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 9, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 14, 2021
3.4	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 14, 2023	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, File No. 001-31463, filed on June 16, 2023
3.5	Amendment to the Amended and Restated Certificate of Incorporation, dated as of June 11, 2025	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 13, 2025
3.6	Second Amended and Restated Bylaws (adopted March 27, 2024)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-K, File No.001-31463, filed on March 28, 2024
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Statement on Form S-1, File No. 333-96587, filed on September 27, 2002
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K, File No. 001-31463, filed on March 24, 2021
4.3	Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.4	First Supplemental Indenture, dated as of January 14, 2022, between DICK’S Sporting Goods, Inc. and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.5	Form of 3.150% Senior Notes due 2032 (included as Exhibit A to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.6	Form of 4.100% Senior Notes due 2052 (included as Exhibit B to First Supplemental Indenture in Exhibit 4.6)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on January 14, 2022
4.7	Second Supplemental Indenture, dated as of September 11, 2025, by and between DICK’S Sporting Goods, Inc. and U.S. Bank Trust Company, National Association	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 11, 2025
4.8	Form of 4.000% Senior Note due 2029 (included in Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed September 11, 2025)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 11, 2025
4.9	Registration Rights Agreement, dated as of September 11, 2025, by and between DICK’S Sporting Goods, Inc. and Goldman Sachs & Co. LLC	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on September 11, 2025
4.10	Indenture, dated as of October 5, 2021, by and among Foot Locker, Inc., certain guarantors from time to time party thereto, and U.S. Bank National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Foot Locker, Inc.’s Current Report on Form 8-K, File No. 001-10299, filed on October 5, 2021
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
4.11	First Supplemental Indenture, dated as of June 20, 2025, by and among Foot Locker, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Foot Locker, Inc.’s Current Report on Form 8-K, File No. 001-10299, filed on June 23, 2025.
4.12	Form of Foot Locker, Inc. 4% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021).	Incorporated by reference to Exhibit 4.2 to Foot Locker, Inc.’s Current Report on Form 8-K, File No. 001-10299, filed on October 5, 2021.
10.1*	Form of Agreement entered into between Registrant and various executive officers, which sets forth form of severance	Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Statement on Form S-1, File No. 333-96587, filed on August 27, 2002
10.2*	Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated December 12, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.2a*	First Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated March 27, 2008	Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2008
10.2b*	Second Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of December 4, 2008	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 20, 2009
10.2c*	Third Amendment to Registrant’s Amended and Restated Officers’ Supplemental Savings Plan, dated as of November 21, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-31463, filed on August 30, 2018
10.3*	Registrant’s Amended and Restated 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on June 14, 2021
10.3a*	Amended and Restated Form of Restricted Stock Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017, but prior to March 25, 2025	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.3b*	Amended and Restated Form of Restricted Stock Award Agreement, as amended, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 25, 2025	Incorporated by reference to Exhibit 10.6b to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2025
10.3c*	Amended and Restated Form of Stock Option Award Agreement granted under Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 14, 2017	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, File No. 001-31463, filed on May 25, 2017
10.3d*	Amended and Restated Form of Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 21, 2023, but prior to March 25, 2025	Incorporated by reference to Exhibit 10.6h to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.3e*	Amended and Restated Form of Performance Unit Award Agreement, as amended, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or after March 25, 2025	Incorporated by reference to Exhibit 10.6f to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2025
10.3f*	Form of 2023 Long-Term Incentive Program Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.6i to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.3g*	Form of 2025 Long-Term Incentive Program Performance Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.6h to the Registrant’s Form 10-K filed on March 27, 2025
10.3h*	Non-Employee Director Form of Restricted Stock Award Agreement, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted on or before March 25, 2025	Incorporated by reference to Exhibit 10.6i to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2025
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
10.3i*	Non-Employee Director Form of Restricted Stock Unit Award Agreement, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted before March 25, 2025	Incorporated by reference to Exhibit 10.6j to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.3j*	Registrant’s Non-Employee Director Compensation Deferral Plan	Incorporated by reference to Exhibit 10.6k to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.3k*	Registrant’s Non-Employee Director Compensation Deferral Plan - Deferral Election Form	Incorporated by reference to Exhibit 10.6l to the Registrant’s Form 10-K, File No. 001-31463, filed on March 23, 2023
10.3l*	Amended and Restated Non-Employee Director Form of Restricted Stock Award Agreement, granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted after March 25, 2025	Incorporated by reference to Exhibit 10.6m to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2025
10.3m*
Amended and Restated Non-Employee Director Form of Restricted Unit Award Agreement - Director Deferrals granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted after March 25, 2025
Incorporated by reference to Exhibit 10.6n to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2025
10.3n*	UK Sub Plan to the Registrant’s 2012 Stock and Incentive Plan	Filed herewith
10.3o*	U.S. Employees Form of Restricted Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted after March 24, 2026	Filed herewith
10.3p*	Non-U.S. Employees Form of Restricted Unit Award Agreement granted under the Registrant’s 2012 Stock and Incentive Plan for awards granted after March 24, 2026	Filed herewith
10.4+	Credit Agreement, dated June 6, 2025, among DICK’S Sporting Goods, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2025
10.5	Form of Indemnification Agreement between the Company and each Director	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-31463, filed on March 21, 2016
19.1	Registrant’s Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2025
19.2	Registrant’s Pre-Clearance Guidelines	Incorporated by reference to Exhibit 19.2 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 27, 2025
21	Subsidiaries	Filed herewith
23.1	Consent of Deloitte & Touche LLP	Filed herewith
31.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 27, 2026 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
31.2
Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 27, 2026 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
Each management contract and compensatory plan has been marked with an asterisk (*).

Exhibit Number	Description	Method of Filing
32.1
Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of March 27, 2026 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
32.2
Certification of Navdeep Gupta, Executive Vice President – Chief Financial Officer, dated as of March 27, 2026 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K, File No. 001-31463, filed on March 28, 2024
101	The following financial information from DICK’S Sporting Goods, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2026 formatted in Inline XBRL: (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these Consolidated Financial Statements.	Filed herewith
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	Filed herewith
Each management contract and compensatory plan has been marked with an asterisk (*).
+ Certain schedules and exhibits have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC. (Registrant)

By: /s/ NAVDEEP GUPTA
Navdeep Gupta Executive Vice President – Chief Financial Officer
Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ LAUREN R. HOBART Lauren R. Hobart	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2026

/s/ NAVDEEP GUPTA Navdeep Gupta	Executive Vice President – Chief Financial Officer (principal financial and principal accounting officer)	March 27, 2026

/s/ EDWARD W. STACK Edward W. Stack	Executive Chairman and Director	March 27, 2026

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Director	March 27, 2026

/s/ EMANUEL CHIRICO Emanuel Chirico	Director	March 27, 2026

/s/ WILLIAM J. COLOMBO William J. Colombo	Vice Chairman and Director	March 27, 2026

/s/ ROBERT EDDY Robert Eddy	Director	March 27, 2026

/s/ ANNE FINK Anne Fink	Director	March 27, 2026

/s/ LARRY FITZGERALD, JR. Larry Fitzgerald, Jr.	Director	March 27, 2026

/s/ SANDEEP MATHRANI Sandeep Mathrani	Director	March 27, 2026
/s/ DESIREE RALLS-MORRISON Desiree Ralls-Morrison	Director	March 27, 2026

/s/ LAWRENCE J. SCHORR Lawrence J. Schorr	Director	March 27, 2026

/s/ LARRY D. STONE Larry D. Stone	Director	March 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of DICK’S Sporting Goods, Inc.

Opinion on the Financial Statement Schedule

We have audited the Consolidated Financial Statements of DICK’S Sporting Goods, Inc. and subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, and for each of the three years in the period ended January 31, 2026 (the “financial statements”), and the Company’s internal control over financial reporting as of January 31, 2026, and have issued our reports thereon dated March 27, 2026; such financial statements and reports are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 27, 2026

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Fiscal 2023
Inventory reserve	$52,176	$68,202	$(46,582)	$73,796
Allowance for credit losses	2,863	1,770	(2,078)	2,555
Reserve for sales returns	19,021	706,359	(702,951)	22,429
Fiscal 2024
Inventory reserve	$73,796	$77,779	$(70,132)	$81,443
Allowance for credit losses	2,555	2,045	(2,217)	2,383
Reserve for sales returns	22,429	699,457	(698,734)	23,152
Fiscal 2025 (1)
Inventory reserve	$81,443	$121,959	$(97,409)	$105,993
Allowance for credit losses	2,383	2,436	(1,666)	3,153
Reserve for sales returns	23,152	808,965	(807,594)	24,523
(1)Includes activity for Foot Locker post-acquisition. Deductions include the effects of foreign currency translation.