Form 10-Q
period 2026-05-02
DICK'S SPORTING GOODS, INC.
filed 2026-06-04
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2026
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
Yes ☐ No ☑

As of May 29, 2026, DICK’S Sporting Goods, Inc. had 65,931,904 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$5,164,504	$3,174,677
Cost of goods sold, including occupancy and distribution costs	3,481,242	2,009,591
GROSS PROFIT	1,683,262	1,165,086
Selling, general and administrative expenses	1,163,928	785,528
Merger and integration costs	53,815	—
Pre-opening expenses	14,869	13,442
OPERATING INCOME	450,650	366,116
Interest expense	17,541	12,138
Other (income) expense	(13,166)	6,256
INCOME BEFORE INCOME TAXES	446,275	347,722
Provision for income taxes	126,453	83,434
NET INCOME	$319,822	$264,288
EARNINGS PER COMMON SHARE:
Basic	$3.61	$3.33
Diluted	$3.54	$3.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,535	79,341
Diluted	90,408	81,478

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 2, 2026	May 3, 2025
NET INCOME	$319,822	$264,288
OTHER COMPREHENSIVE (LOSS) INCOME:
Hedge contracts - change in fair value of derivatives, net of taxes of $(311) and $—, respectively	988	—
Hedge contracts - reclassifications, net of taxes of $760 and $—, respectively	(2,418)	—
Pension and postretirement adjustments - amortization of net actuarial loss, net of taxes of $(7) and $—, respectively	17	—
Foreign currency translation adjustments, net of taxes of $134 and $(103), respectively	(11,824)	325
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(13,237)	325
COMPREHENSIVE INCOME	$306,585	$264,613

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$998,228	$1,353,226	$1,035,889
Accounts receivable, net	466,521	475,852	256,554
Income taxes receivable	59,075	68,455	4,138
Inventories, net	5,419,435	4,907,823	3,569,353
Prepaid expenses and other current assets	327,217	299,435	164,892
Total current assets	7,270,476	7,104,791	5,030,826
Property and equipment, net	3,757,937	3,512,776	2,268,866
Operating lease assets	4,651,738	4,594,670	2,396,687
Intangible assets, net	765,371	768,575	58,598
Goodwill	813,069	864,047	245,857
Deferred income taxes	69,317	82,501	29,510
Other assets	505,036	484,139	404,238
TOTAL ASSETS	$17,832,944	$17,411,499	$10,434,582

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,181,042	$1,986,990	$1,542,749
Accrued expenses	1,146,104	1,115,306	629,484
Operating lease liabilities	948,017	1,004,909	496,129
Income taxes payable	83,389	7,533	83,489
Deferred revenue and other liabilities	485,638	528,820	360,568
Total current liabilities	4,844,190	4,643,558	3,112,419
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Long-term debt and financing lease obligations	1,905,810	1,905,299	1,484,462
Long-term operating lease liabilities	4,935,599	4,836,435	2,587,597
Deferred income taxes	247,145	203,920	—
Other long-term liabilities	295,956	282,167	197,710
Total long-term liabilities	7,384,510	7,227,821	4,269,769
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	650	653	556
Class B common stock	236	236	236
Additional paid-in capital	3,735,340	3,724,836	1,483,461
Retained earnings	7,035,961	6,827,900	6,559,483
Accumulated other comprehensive income (loss)	4,576	17,813	(430)
Treasury stock, at cost	(5,172,519)	(5,031,318)	(4,990,912)
Total stockholders' equity	5,604,244	5,540,120	3,052,394
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,832,944	$17,411,499	$10,434,582

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income	Stock	Total
BALANCE, January 31, 2026	65,273	$653	23,571	$236	$3,724,836	$6,827,900	$17,813	$(5,031,318)	$5,540,120
Exercise of stock options	229	2	—	—	7,188	—	—	—	7,190
Restricted stock vested	366	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(138)	(1)	—	—	(26,539)	—	—	—	(26,540)
Net income	—	—	—	—	—	319,822	—	—	319,822
Stock-based compensation	—	—	—	—	29,858	—	—	—	29,858
Hedge contracts, net of taxes of $449	—	—	—	—	—	—	(1,430)	—	(1,430)
Pension and postretirement adjustments, net of taxes of $(7)	—	—	—	—	—	—	17	—	17
Foreign currency translation adjustments, net of taxes of $134	—	—	—	—	—	—	(11,824)	—	(11,824)
Purchase of shares for treasury	(719)	(7)	—	—	—	—	—	(141,201)	(141,208)
Cash dividend declared, $1.25 per common share	—	—	—	—	—	(111,761)	—	—	(111,761)
BALANCE, May 2, 2026	65,011	$650	23,571	$236	$3,735,340	$7,035,961	$4,576	$(5,172,519)	$5,604,244

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2025	56,659	$567	23,571	$236	$1,495,329	$6,392,513	$(755)	$(4,689,626)	$3,198,264
Exercise of stock options	2	—	—	—	61	—	—	—	61
Restricted stock vested	423	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(167)	(1)	—	—	(31,105)	—	—	—	(31,106)
Net income	—	—	—	—	—	264,288	—	—	264,288
Stock-based compensation	—	—	—	—	19,180	—	—	—	19,180
Foreign currency translation adjustments, net of taxes of $(103)	—	—	—	—	—	—	325	—	325
Purchase of shares for treasury, including excise tax	(1,366)	(14)	—	—	—	—	—	(301,286)	(301,300)
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,318)	—	—	(97,318)
BALANCE, May 3, 2025	55,551	$556	23,571	$236	$1,483,461	$6,559,483	$(430)	$(4,990,912)	$3,052,394

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 2, 2026	May 3, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319,822	$264,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,810	97,860
Amortization of deferred financing fees and debt discount	1,511	589
Deferred income taxes	55,001	23,174
Stock-based compensation	29,858	19,180
Other, net	(2,687)	17,730
Changes in assets and liabilities:
Accounts receivable	(16,107)	(22,061)
Inventories	(514,024)	(219,523)
Prepaid expenses and other assets	(5,164)	(19,682)
Accounts payable	188,298	57,098
Accrued expenses	6,504	(53,348)
Income taxes payable / receivable	100,494	53,553
Construction allowances provided by landlords	71,723	22,776
Deferred revenue and other liabilities	(41,340)	(30,516)
Operating lease assets and liabilities	(71,182)	(33,072)
Net cash provided by operating activities	276,517	178,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(360,744)	(264,725)
Other investing activities	(32)	(120,968)
Net cash used in investing activities	(360,776)	(385,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financing lease obligations	(1,371)	—
Proceeds from exercise of stock options	7,190	61
Minimum tax withholding requirements	(26,540)	(31,106)
Cash paid for treasury stock	(141,208)	(303,671)
Cash dividends paid to stockholders	(113,839)	(99,921)
Increase (decrease) in bank overdraft	8,418	(12,092)
Net cash used in financing activities	(267,350)	(446,729)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,389)	325
NET DECREASE IN CASH AND CASH EQUIVALENTS	(354,998)	(654,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,353,226	1,689,940
CASH AND CASH EQUIVALENTS, END OF PERIOD	$998,228	$1,035,889
Supplemental disclosure of cash flow information:
Accrued property and equipment	$227,981	$132,117
Cash paid for interest, net of capitalized amounts	$5,680	$506
Cash paid for income taxes	$15,635	$7,069

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading global sports retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store experiences and unique specialty shop-in-shops. Our banners include DICK’S Sporting Goods stores, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center which are all located across the United States. Additionally, as owner and operator of Foot Locker, which includes Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners, we serve the global sneaker community across North America, Europe, Asia and Australia, along with a licensed store presence in Europe, the Middle East and Asia. We also own and operate GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping.
The Company completed the acquisition of Foot Locker, Inc. and its subsidiaries ("Foot Locker") on September 8, 2025. The unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q include the results of Foot Locker as a wholly-owned subsidiary of DICK’S Sporting Goods, Inc. for the 13 weeks ended May 2, 2026. Refer to Note 2 – Acquisition of Foot Locker for further information.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026 as filed with the Securities and Exchange Commission on March 27, 2026 (the Company’s “2025 Annual Report”). Operating results for the 13 weeks ended May 2, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2027 or any other period.
Interchange Fee Settlement
In February 2026, the Company entered into a settlement agreement to resolve credit and debit card interchange fee litigation matters in which it was a plaintiff. As a result of a lump-sum settlement, the Company received $204.3 million, net of legal fees, during the 13 weeks ended May 2, 2026, of which $150.0 million was recorded within selling, general and administrative expense on the Consolidated Statement of Income with the remaining $54.3 million attributed to the Foot Locker acquisition and recorded as part of the Company’s adjustments to the preliminary purchase price allocation. Refer to Note 2 – Acquisition of Foot Locker for further information.
Tariff Policy Changes
On February 20, 2026, the United States (“U.S.”) Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. Following this ruling, and effective on April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has applied a gain contingency model in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. We did not receive any refund payments during the 13 weeks ended May 2, 2026, and accordingly, given the uncertainty regarding the amount or timing of collection, we will record the refunds as they are received.
Recently Issued Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted as of the beginning of an annual reporting period. The amendments may be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial statements.
2. Acquisition of Foot Locker
On September 8, 2025, the Company acquired Foot Locker, Inc., a leading footwear and apparel retailer (the “Transaction”), which became a wholly-owned subsidiary of DICK’S Sporting Goods. Total purchase consideration for the Transaction was $2.5 billion, which was primarily funded by $2.1 billion in share consideration for the issuance of 9.6 million shares of the Company’s common stock, $223.0 million in cash consideration and $111.6 million from the Company’s pre-existing equity ownership in Foot Locker.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preliminary Purchase Price Allocation
The Transaction is accounted for as a business combination under the acquisition method in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed as of September 8, 2025:

(in thousands)	September 8, 2025
Cash and cash equivalents	$484,882
Accounts receivable and other receivables	147,432
Inventories	1,718,069
Prepaid expenses and other current assets	233,693
Property and equipment	706,305
Operating lease assets	1,876,206
Intangible assets	710,000
Goodwill	572,829
Deferred income tax assets	77,471
Other assets	144,264
Accounts payable	(590,654)
Accrued expenses	(482,704)
Current operating lease liabilities	(443,533)
Deferred revenue and other liabilities	(113,509)
Long-term debt and financing lease obligations	(420,760)
Long-term operating lease liabilities	(1,876,709)
Deferred income tax liabilities	(167,295)
Other long-term liabilities	(63,325)
Total preliminary purchase price	$2,512,662
The fair value of assets acquired and liabilities assumed are preliminary and based on the Company’s estimates and assumptions as of the acquisition date and are subject to change as additional information is obtained within the measurement period which will not exceed twelve months from the date of the Transaction. As such, the purchase price allocation may be revised and the impact may be material. During the 13 weeks ended May 2, 2026, adjustments to the preliminary purchase price allocation resulted in a $46.0 million decrease in goodwill primarily related to the settlement of litigation contingencies, refinement of the fair value of long-lived assets and income taxes. The adjustments made during the first quarter of fiscal 2026 did not result in a significant impact to the Consolidated Statement of Income. The most significant areas of acquisition accounting not considered final are litigation contingencies and income taxes, which may also impact the total goodwill recognized.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents changes in the carrying amount of goodwill recorded in the Company’s Consolidated Balance Sheets, summarized by reportable segment, including amounts recognized as part of the Transaction within the Foot Locker reportable segment (in thousands):

	DICK’S	Foot Locker	Total
Balance as of January 31, 2026	$245,857	$618,190	$864,047
Measurement period adjustments	—	(46,011)	(46,011)
Currency translation	—	(4,967)	(4,967)
Balance as of May 2, 2026	$245,857	$567,212	$813,069
Results of operations
The Foot Locker reportable segment contributed net sales of $1.8 billion and segment profit of $17.5 million during the 13 weeks ended May 2, 2026.
Unaudited proforma financial information
The following unaudited proforma combined financial information presents the combined results of the Company as if the Transaction had been completed on February 4, 2024. The unaudited proforma combined financial information is provided for informational purposes only and may not be indicative of the operating results that would have occurred if the Transaction had occurred on February 4, 2024, nor is it indicative of the future results of the Company following the Transaction.

13 Weeks Ended
(in thousands, except per share amounts)	May 3, 2025
Net sales	$4,968,767
Net income	$43,778
Basic earnings per common share	$0.49
Diluted earnings per common share	$0.48
The unaudited proforma information for the period presented includes the following accounting impacts resulting from the Transaction: (i) compensation expense for the fair value of the replacement equity awards; (ii) depreciation expense on property and equipment; (iii) lease expense, including favorable/unfavorable market terms, for acquired leases; (iv) interest expense for the senior notes due 2029; and (v) the elimination of the goodwill impairment charge of $110 million recorded in Foot Locker’s condensed consolidated statement of operations for the 13 weeks ended May 3, 2025. The unaudited proforma financial information does not reflect any anticipated synergies or dis-synergies, operating efficiencies, or cost savings that may result from the integration costs that may be incurred.
Weighted average common shares outstanding in the calculation of basic and diluted earnings per share for the period presented was adjusted to include the dilutive effect of 9.6 million shares of DICK’S Sporting Goods common stock issued as consideration for the Transaction.
Organizational Alignment
On March 23, 2026, the Company eliminated certain positions within the Foot Locker Business and is requiring other positions to relocate to Foot Locker’s headquarters in New York City. These actions are intended to better align the organizational design and spending in support of the Company’s go-forward vision for the Foot Locker segment and are expected to result in approximately $45 to $55 million of charges, which were included within the previously disclosed expectation of $500 to $750 million of total acquisition-related charges. During the 13 weeks ended May 2, 2026, the Company recorded charges of $38.4 million within merger and integration costs on the Consolidated Statement of Income, of which $20.1 million was reflected within accrued expenses on the Company’s Consolidated Balance Sheet as of May 2, 2026 and are expected to be paid over the next twelve months.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares, which include stock-based awards, such as stock options and restricted stock.
Dilutive potential common shares for the Company’s stock-based awards are determined using the treasury stock method and are excluded from the computation of earnings per share if their effect is anti-dilutive.
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Net income for earnings per common share	$319,822	$264,288

Weighted average common shares outstanding - basic	88,535	79,341
Dilutive effect of stock-based awards	1,873	2,137
Weighted average common shares outstanding - diluted	90,408	81,478

Earnings per common share:
Basic	$3.61	$3.33
Diluted	$3.54	$3.24

Stock-based awards excluded from diluted shares	8	7
Weighted average common shares outstanding for the 13 weeks ended May 2, 2026 includes the dilutive effect of 9.6 million shares of the Company’s common stock and replacement equity awards issued in connection with the Foot Locker acquisition on September 8, 2025. Refer to Note 2 – Acquisition of Foot Locker for additional information.
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
The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments. The cross-currency swap contract and available-for-sale security are included within other long-term assets on the Consolidated Balance Sheets. Foreign exchange forward contracts are included within prepaid and other current assets and accrued expenses on the Consolidated Balance Sheets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets and liabilities measured at fair value on a recurring basis for the following periods are set forth in the table below (in thousands):

	May 2, 2026	January 31, 2026	May 3, 2025
Assets:
Level 1:
Deferred compensation plan assets held in trust	$189,418	$178,006	$154,446
Level 2:
Available-for-sale security	5,452	5,544	—
Foreign exchange forward contracts	778	727	—
Cross-currency swap contract	19,747	18,449	—
Total assets	$215,395	$202,726	$154,446
Liabilities:
Level 1:
Deferred compensation liabilities	$189,418	$178,006	$154,446
Level 2:
Foreign exchange forward contracts	1,741	6,469	—
Total liabilities	$191,159	$184,475	$154,446
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at May 2, 2026, January 31, 2026 and May 3, 2025.
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
During the 13 weeks ended May 3, 2025, the Company purchased $119.5 million of investments. These investments consisted of $69.5 million of Foot Locker equity securities purchased prior to the acquisition and $50.0 million for an equity method investment. The fair value of the Foot Locker securities owned by the Company as of May 3, 2025 was $55.6 million. The Company recorded a non-cash loss of $13.9 million during the 13 weeks ended May 3, 2025, related to these equity securities within other (income) expense on the Consolidated Statements of Income, resulting from net changes in Foot Locker’s underlying stock price during the respective periods. The equity method investment is included within other long-term assets on the Consolidated Balance Sheets.
Long-term Debt
The Company discloses the fair value of its senior notes due 2029, 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	May 2, 2026		January 31, 2026		May 3, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2029	$385,466	$389,848	$384,500	$394,132	$—	$—
Senior notes due 2032	$744,924	$683,670	$744,722	$690,683	$744,128	$653,910
Senior notes due 2052	$740,536	$535,575	$740,484	$548,258	$740,334	$509,910

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Operating Leases
The Company leases substantially all of its stores, administrative offices for the Foot Locker segment, nine of its distribution centers including three for the DICK’S Sporting Goods segment and six for the Foot Locker segment, and certain equipment under non-cancellable operating leases that expire at various dates through 2043. The Company’s DICK’S stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The Company’s Foot Locker stores typically have initial lease terms that range from 5 to 10 years, generally contain rent escalation provisions and some of these store leases contain renewal options with varying terms and conditions. These lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 13 weeks ended May 2, 2026 and May 3, 2025 were as follows (in thousands):

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$379,316	$194,315
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$363,446	$233,192

During the first quarter of 2026, the Company terminated a lease agreement at one of its store locations that resulted in a gain of $24.5 million, which was recognized within selling, general and administrative expense on the Consolidated Statement of Income.

6. Revenue

The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the following fiscal periods (in millions):

	13 Weeks Ended
	May 2, 2026 (4)	May 3, 2025
Footwear (1)	$2,605.1	$998.3
Hardlines (2)	1,326.6	1,192.9
Apparel	1,109.5	884.7
Other (3)	123.3	98.8
Total net sales	$5,164.5	$3,174.7

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
(4)Includes $1.8 billion of net sales for the Foot Locker segment, which is primarily concentrated within the footwear category.
The following table disaggregates net sales by geographic location for the following fiscal periods (in millions):

	13 Weeks Ended
	May 2, 2026	May 3, 2025
United States	$4,630.3	$3,174.7
International	534.2	—
Total net sales	$5,164.5	$3,174.7

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Segment Reporting
The Company is a leading global sports retailer offering an extensive assortment of authentic, high-quality, sports equipment, apparel, footwear and accessories through its retail stores and online, and was historically structured as a single reportable segment entity prior to the acquisition of Foot Locker in fiscal 2025. The acquisition of Foot Locker changed the organizational structure of the Company and resulted in a reassessment of reportable segments. As a result, the Company now has two reportable segments - DICK’S and Foot Locker. The Foot Locker reportable segment is the aggregate of the Foot Locker - North America and Foot Locker - International operating segments.
The Executive Chairman and the President & Chief Executive Officer together serve as the Chief Operating Decision Maker, or “CODM,” and they both assess the performance of and allocate resources to both reportable segments. In connection with the reorganization due to the Foot Locker acquisition, the measure of segment profit and loss utilized by the CODM changed from net income to segment profit as it is more reflective of the performance of the two reportable segments and is used by the CODM to decide how to reinvest profits across the reportable segments to strengthen a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, supported by brand partnerships as a combined company within the growing sports retail industry. Segment profit reflects income before incomes taxes, interest expense, unallocated corporate and other expense and other income. Assets by reportable segment are not currently utilized by the CODM to evaluate performance or allocate resources and thus are not disclosed.
Refer to the table below for significant expense categories and amounts for each reportable segment, and the reconciliation to income before taxes (in thousands):

	13 Weeks Ended
	May 2, 2026	May 3, 2025
DICK’S
Net sales	$3,377,440	$3,174,677
Cost of merchandise and services sold	1,677,274	1,567,248
Occupancy costs (1)	307,735	289,836
Personnel expense (2)	499,482	455,238
Other segment expenses (4)	531,974	501,947
Segment profit	$360,975	$360,408

Foot Locker
Net sales	$1,787,064	$—
Cost of merchandise and services sold (3)	1,002,521	—
Occupancy costs (1)	263,484	—
Personnel expense (2)	301,334	—
Other segment expenses (4)	202,263	—
Segment profit	$17,462	$—

Total segment profit	$378,437	$360,408
Corporate and other income (5)	(72,213)	(5,708)
Interest expense	17,541	12,138
Other (income) expense (6)	(13,166)	6,256
Consolidated income before income taxes	$446,275	$347,722
(1)Occupancy costs include rent, common area maintenance charges, real estate and other asset-based taxes, general maintenance, utilities, depreciation and certain insurance expenses.
(2)Personnel expenses include wages, salaries, and other forms of compensation related to store and administrative employees within selling, general and administrative expenses.
(3)Cost of merchandise and services sold for the Foot Locker segment includes supply chain costs as part of the application of the retail-inventory method.

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
(5)Corporate and other activities, which represent costs or income not specifically related to the recurring operations of the Company’s segments, are not included in segment profit or loss as they are not used by the Company to evaluate segment performance. Corporate and other income includes income received, net of legal fees, for the settlement of credit and debit card interchange fee litigation and income received for the early lease termination of a store location, partially offset by Foot Locker acquisition-related costs, which consist of charges to write down and liquidate inventory from the Company’s review of the Foot Locker Business and merger and integration costs. Both periods presented also include the effects related to changes in the investment values of the Company’s deferred compensation plans, which is fully offset in other income.
(6)Includes interest income of $8.7 million and $12.5 million for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively.

The following table quantifies depreciation and amortization expense by reportable segment for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively (in thousands):

	13 Weeks Ended
	May 2, 2026	May 3, 2025
DICK’S	$110,245	$97,860
Foot Locker	40,960	—
Corporate and other	2,605	—
Total depreciation and amortization expense	$153,810	$97,860

The following table quantifies capital expenditures by reportable segment for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively (in thousands):

	13 Weeks Ended
	May 2, 2026	May 3, 2025
DICK’S	$294,866	$264,725
Foot Locker	65,878	—
Total capital expenditures	$360,744	$264,725

8. Subsequent Event
On May 26, 2026, the Company’s Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.25 per share on the Company’s common stock and Class B common stock. The dividend is payable on June 26, 2026 to stockholders of record as of the close of business on June 12, 2026.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including information incorporated herein by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified as those that may predict, forecast, indicate or imply future results or performance and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “predict”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “will result”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions, estimates, and other important factors that change over time, many of which may be beyond our control. Our future performance and actual results may differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements should not be relied upon as a prediction of actual results. Forward-looking statements include statements regarding, among other things, the benefits of the Transaction, our 2026 outlook and other future financial and operating results and our plans, statements regarding perceived momentum and trends in the sports industry in the United States, objectives, expectations, intentions, growth strategies and culture and other statements that are not historical facts.
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
▪Numerous global economic, political, regulatory, and supply chain risks that could materially and adversely affect our sales, profitability, results of operations, and financial condition, due to our reliance on products manufactured outside the United States;
▪The dependence of our business on consumer discretionary spending, the impact of a decrease in discretionary spending due to inflation or otherwise on our business, and our ability to predict or effectively react to changes in consumer demand or shopping patterns;
▪Risks associated with our vertical brand offerings and specialty concept stores, including risks related to innovation and prediction of consumer trends and demand, product safety and labeling, product liability and product recalls, third party liability and proprietary rights, as well as risks related to athlete experiences and associated costs, innovation, liability and competition associated with our vertical brands and specialty stores;
▪Our ability to protect the reputation of our Company and our brands, which may include managing negative reactions from our customers, employees, stockholders or vendors regarding changes to our policies or positions related to social and political issues;
▪That our strategic plans and initiatives, including our investments in omni-channel growth, DICK’S Media Network, or other business transformation initiatives, may initially result in a negative impact on our financial results, or that such plans and initiatives may not achieve the desired results within the anticipated time frame or at all;
▪Our ability to grow our DICK’S House of Sport, DICK’S Field House and Golf Galaxy Performance Center stores and execute our overall real estate strategy and optimization of our store portfolio for DICK’S and Foot Locker, including the projected range of capital expenditures and associated costs;
▪Our global distribution and fulfillment network, and potential disruptions in or failures to optimize this network, which could cause us to lose merchandise or be unable to effectively and efficiently deliver merchandise to our stores and customers;

▪Unauthorized access to or disclosure of sensitive or confidential athlete, teammate, vendor or Company information;
▪Disruptions to our information systems, including our eCommerce platform and GameChanger, our sports technology platform, including interruptions, delays or downtime caused by high volumes of users or transactions, deficiencies in design or implementation, or platform enhancements, and the development, adoption and use of generative AI technologies;
▪Our ability to attract, train, engage and retain key employees and to adequately respond to employee organizing efforts;
▪The loss of one or more of our key executives or the inability to successfully attract and retain executive officers or implement effective succession planning strategies;
▪Weather-related risks and seasonal influences and the overall seasonality of certain categories of our business;
▪The issuance of quarterly cash dividends and our stock repurchase activity, if any, pursuant to our share repurchase programs;
▪Our ability to effectively manage inventory levels and protect against inventory shrink, including as a result of damage, theft (including organized retail crime) and other causes;
▪Our ability to expand the Foot Locker Business’s market share in international markets, including through licensed or franchise arrangements;
▪Our ability to meet market expectations;
▪The fact that we are controlled by the holders of our Class B common stock, which includes our Executive Chairman and his relatives, whose interests may differ from those of our other stockholders;
▪The potential issuance of Class B common stock and other anti-takeover mechanisms, which could prevent or delay a change in control of the Company;
▪Our dependence on our suppliers, distributors and manufacturers to provide us with sufficient quantities of quality products in a timely fashion;
▪Risks and costs relating to an extensive and evolving set of global laws, regulations, interpretations and other guidance affecting our business, including consumer products; tax; cash repatriation; foreign trade and tariff structures; labor; data protection; privacy; eCommerce; AI and machine learning; and environmental, social, and governance issues;
▪Product safety and labeling concerns;
▪Compliance and litigation risks for which we may not have sufficient insurance or other coverage;
▪Our ability to secure and protect our intellectual property rights and defend claims of intellectual property infringement;
▪The impact of changes in tax laws and regulations, or their interpretation and application;
▪The effects of the performance of professional sports teams within our core regions of operations, as well as league-wide lockouts, strikes or cancellations, or retirement of or serious injury to key athletes or scandals involving such athletes;
▪Evolving environmental, social and governance (“ESG”) standards, regulatory requirements, stakeholder expectations and related political and social dynamics;
▪Risks related to the Transaction, including the ability to promptly and effectively integrate the businesses of DICK’S Sporting Goods and Foot Locker, the dilution caused by the issuance of shares of our common stock as part of the Transaction, the risk that the anticipated benefits from the Transaction, including cost synergies, may not be fully realized or may take longer to realize than expected, potential adverse reactions of DICK’S Sporting Goods’ or Foot Locker’s customers, employees, or other business partners and/or the risk of litigation, and the diversion of Company management’s attention and time from ongoing business operations and opportunities due to integration efforts;
▪Obligations and other provisions related to our indebtedness, including the senior notes due 2029 (the “2029 Notes”), the senior notes due 2032 (the “2032 Notes”) and senior notes due 2052 (the “2052 Notes” and together with the 2029 Notes and the 2032 Notes, collectively, the “Senior Notes”); and
▪Material changes in the value or liquidity of the securities and other investments we hold.

The foregoing and additional risk factors are described in more detail in Item 1A. “Risk Factors” of this Quarterly Report and other reports or filings filed or furnished by us with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended January 31, 2026, filed on March 27, 2026 (our “2025 Annual Report”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. The forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. We do not assume any obligation and do not intend to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise except as may be required by securities laws.

OVERVIEW
We are a leading global sports retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. Our banners include DICK’S Sporting Goods, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center which are all located across the United States. Additionally, as owner and operator of Foot Locker, which includes Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners, we serve the global sneaker community across North America, Europe, Asia and Australia, along with a licensed store presence in Europe, the Middle East and Asia. We also own and operate GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q, unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
When we refer to the “DICK’S Business” in this Quarterly Report on Form 10-Q (this “10-Q Report”), we are describing our existing DICK’S Sporting Goods operations, encompassing the DICK’S Sporting Goods, Golf Galaxy, Going Going Gone! and Public Lands banners, as well as GameChanger and our experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center. When we refer to the “Foot Locker Business” we are describing our recently acquired Foot Locker operations, including the Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners. Results within this 10-Q Report include results for the Foot Locker Business for the entire 13-week period ended May 2, 2026. Prior year results include the DICK’S Business on a stand-alone basis.
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
We believe there is strength and momentum in the sports industry in the United States and expect this trend to continue in the near term, with continued excitement around women’s sports, the 2026 FIFA World Cup and the 2028 Olympics. We believe that the convergence of sport and culture has never been stronger and that we are well-positioned for this opportunity. From this position of strength, we plan to continue making investments in digital and in-store opportunities to further grow our market share through repositioning our store portfolio, driving continued growth across our key categories and accelerating our eCommerce channel.
Acquisition of Foot Locker
On September 8, 2025, we completed the acquisition of Foot Locker, a leading footwear and apparel retailer, for total purchase consideration of $2.5 billion. The acquisition of Foot Locker was a transformative step towards creating a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, which we believe will deepen our brand partnerships as a combined company in a way that will redefine sports retail. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker for further information.

Since the acquisition, we assembled a new leadership team to lead the Foot Locker Business and started our Fast Break initiative to test improved merchandise presentations and assortment, which we have expanded to approximately 100 store locations globally through the end of the first quarter of 2026 and plan to expand to 250 stores by our back-to-school selling period. Additionally, we initiated a review of unproductive assets across Foot Locker’s inventory assortment and store portfolio and eliminated certain positions to better align the organizational design and spending in support of our go-forward vision for the Foot Locker Business. We expect that actions to optimize the inventory assortment and store portfolio of the Foot Locker Business, restructuring costs, as well as other merger and integration and financing costs, will result in total estimated pre-tax acquisition-related charges of $500 to $750 million. We incurred $390.0 million of acquisition-related charges during fiscal 2025 and expect approximately $200 million of acquisition-related costs in fiscal 2026, of which $96.5 million was incurred in the first quarter. Additionally, we anticipate the acquisition to deliver between $100 million to $125 million in cost synergies in the medium-term, to be primarily achieved through procurement and direct sourcing efficiencies.
During the first quarter of 2026, the Foot Locker Business contributed net sales of $1.8 billion and segment profit of $17.5 million. Proforma comparable sales for the Foot Locker Business, which assume Foot Locker had been acquired at the beginning of the respective periods, increased 0.6% for the 13 weeks ended May 2, 2026. Additionally, we incurred $96.5 million of pre-tax acquisition-related costs during the current quarter, consisting of $42.7 million to write down and liquidate inventory and merger and integration costs of $53.8 million. Total merger and integration costs for the current quarter includes severance and other employee-related costs from our organizational alignment, store closing charges, legal and other professional fees, and other costs related to the Foot Locker acquisition.
Business Environment
The macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates, inflationary pressures, changes to international trade policies from taxation and tariffs, higher fuel costs, and geopolitical conflicts, tensions and events, all of which could impact pricing, consumer discretionary spending behavior and the promotional landscape in which we operate.
Despite this increasingly complex and dynamic macroeconomic environment, we continue to drive comparable sales growth for our DICK’S Business through execution of our core strategies, and with our strong vendor relationships and operational strength, we believe we are well-positioned for long-term growth. As a result of our continued strong performance and momentum of the DICK’S Business and the turnaround efforts underway at Foot Locker, balanced against the dynamic geopolitical and macroeconomic environment, we have raised the low end of our full year comparable sales outlook for 2026. We expect total net sales of $22.1 billion to $22.4 billion and earnings per diluted share in the range of $13.27 to $14.27, which includes the dilutive impact of the 9.6 million shares issued in connection with the Foot Locker acquisition, and approximately $200 million of Foot Locker acquisition-related costs anticipated in 2026, offset by $174.5 million of income related to litigation and other settlements recognized in the first quarter of fiscal 2026.
Overview of 2026 Outlook for our DICK’S Business:
For 2026, we expect to drive continued comparable sales growth, strategic expansion of square footage, and strong profitability for the DICK’S Business. We expect comparable sales growth for the year to be in the range of 2.5% to 4.0% and segment profit to be in the range of $1.60 billion to $1.68 billion, or 11.0% to 11.4% as a percentage of net sales. Other trends expected in fiscal 2026 for the DICK’S Business are as follows:
•We expect higher comparable sales in the first half of 2026, primarily due to the FIFA World Cup.
•Compared to the prior year, we expect segment profit as a percentage of net sales to decline in the first half of 2026, but expand in the second half of 2026 due to the timing of planned investments and synergy savings. In the second quarter of 2026, we expect the largest operating margin decline, driven primarily by the timing of planned investments within selling, general and administrative expenses, which includes World Cup marketing, and the timing of pre-opening expenses to support a higher number of DICK’S House of Sport openings.
Overview of 2026 Outlook for our Foot Locker Business:
We are targeting to return the Foot Locker Business to profitability in 2026 and remain confident in the value creation opportunities of this business. For fiscal 2026, we expect proforma comparable sales growth to be in the range of 1.5% to 3.0% and segment profit to be in the range of $110 to $150 million. We also expect proforma comparable sales and segment profit performance to be weighted towards the second half of 2026, with the back-to-school selling period being an inflection point for the Foot Locker Business.

Interchange Fee Settlement
In February 2026, the Company entered into a settlement agreement to resolve credit and debit card interchange fee litigation matters in which it was a plaintiff. As a result of a lump-sum settlement, the Company received $204.3 million, net of legal fees, during the 13 weeks ended May 2, 2026, of which $150.0 million was recorded within selling, general and administrative expense on the Consolidated Statement of Income with the remaining $54.3 million attributed to the Foot Locker acquisition and recorded as part of the Company’s adjustments to the preliminary purchase price allocation. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker for further information.
Tariff Policy Changes
On February 20, 2026, the United States (“U.S.”) Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. Following this ruling, and effective on April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests.
The Company has applied a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. We did not receive any refund payments during the 13 weeks ended May 2, 2026, and accordingly, given the uncertainty regarding the amount or timing of collection, we will record the refunds as they are received. There are no such refunds included in our 2026 outlook.
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
▪Operating income, or segment profit, and related margin – Our management views operating income, or segment profit, and related margin as key indicators of our performance. The key drivers of operating income or segment profit are comparable sales, gross profit and our ability to control selling, general and administrative expenses.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
As discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2025 Annual Report, we consider our policies on inventory valuation, goodwill and intangible assets, impairment of long-lived assets, business combinations and valuation allowance for deferred tax assets to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to the Company’s critical accounting policies and estimates from those disclosed in the Company’s 2025 Annual Report.
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 62.7% to $5.16 billion in the current quarter from $3.17 billion during the first quarter of 2025, which includes $1.79 billion of net sales for the Foot Locker Business and a 6.0% increase in comparable sales for the DICK’S Business. Comparable sales increased 4.5% in the first quarter of 2025 compared to same period in the previous year.
▪In the current quarter, we reported net income of $319.8 million, or $3.54 per diluted share, compared to $264.3 million, or $3.24 per diluted share, during the first quarter of 2025.
▪Net income for the current quarter includes litigation and other settlement income of $131.2 million, net of tax, or $1.45 per diluted share, which consists of pre-tax income of $150.0 million, net of legal fees, for the settlement of credit and debit card interchange fee litigation and $24.5 million for the early lease termination of a store location. The current quarter net income also includes $73.5 million, net of tax, or $0.81 per diluted share, of Foot Locker acquisition-related charges.
▪Earnings per diluted share in the current quarter includes the dilutive effect of 9.6 million shares of the Company’s common stock issued in connection with the Foot Locker acquisition.
▪Net income for the prior year quarter included non-cash losses from a pre-acquisition investment in Foot Locker equity securities of $10.3 million, net of tax, or $0.13 per diluted share.
▪During the first quarter of 2026, we:
▪Declared and paid a quarterly cash dividend in the amount of $1.25 per share of our common stock and Class B common stock.
▪Repurchased 0.7 million shares of common stock for a total of $141.2 million under the Company's current share repurchase program.
▪Completed construction of our sixth distribution center for the DICK’S Business in Fort Worth, Texas, which became operational in April 2026.
▪As of May 2, 2026, we operated 3,115 store locations across the DICK’S and Foot Locker Businesses. The following tables summarize store activity in fiscal 2026:

	Store Count Information					Gross Square Footage (7) (in millions)
DICK’S Business	Beginning Stores	New Stores	Closed Stores	Relocated / Converted (6)	Ending Stores	Beginning	Ending

DICK’S	644	—	(2)	(2)	640	34.4	34.2
DICK’S Field House	42	1	—	1	44	2.4	2.5
DICK’S House of Sport	35	—	—	1	36	3.8	3.9
Total DICK’S	721	1	(2)	—	720	40.6	40.6
Other Specialty Concepts
Golf Galaxy (1)	113	—	—	—	113	2.5	2.5
Going Going Gone!	51	2	(1)	—	52	2.3	2.4
Public Lands	3	—	—	—	3	0.1	0.1
Total Other Specialty Concepts	167	2	(1)	—	168	4.9	5.0
Total DICK’S Business	888	3	(3)	—	888	45.5	45.6

	Store Count Information					Gross Square Footage (7) (in millions)
Foot Locker Business	Beginning Stores	New Stores	Closed Stores (5)	Relocated / Converted (5)	Ending Stores	Beginning	Ending

Foot Locker North America	734	—	(18)	—	716	4.4	4.3
Champs Sports	371	—	(7)	—	364	2.2	2.1
Kids Foot Locker	362	2	(7)	—	357	1.3	1.2
WSS	143	—	(43)	—	100	1.8	1.3
Total North America (2)	1,610	2	(75)	—	1,537	9.7	8.9
Foot Locker Europe (3)	573	2	(8)	—	567	2.3	2.3
Foot Locker Asia Pacific	94	—	—	—	94	0.4	0.4
atmos	30	1	(2)	—	29	—	—
Total International	697	3	(10)	—	690	2.8	2.7
Total Owned Stores	2,307	5	(85)	—	2,227	12.4	11.7
Licensed stores (4)	254	5	(3)	—	256	1.1	1.1
Total Foot Locker Business	2,561	10	(88)	—	2,483	13.5	12.8
(1)As of May 2, 2026, includes 36 Golf Galaxy Performance Centers, with three openings during fiscal 2026, which were conversions of prior Golf Galaxy store locations.
(2)Represents store locations in the United States and Canada and related square footage.
(3)Represents Foot Locker store locations in Europe, including two Kids Foot Locker stores and related square footage, as of May 2, 2026.
(4)Reflects licensed stores operating in the Middle East, Asia and Europe.
(5)Store closures for the Foot Locker Business during fiscal 2026 includes 62 Foot Locker stores identified as part of the Company's review of unproductive assets. Additionally, the Foot Locker Business relocated or remodeled 17 stores during the current year period consisting of four Foot Locker, four Kids Foot Locker and four WSS store locations in North America and five international store locations.
(6)Reflects stores converted between concept or prototype through store relocations or remodels as part of the Company's strategy to reposition its store portfolio. In addition to stores that converted between concepts, the Company relocated or remodeled four stores during the current year period, consisting of three Golf Galaxy and one DICK'S House of Sport store locations.
(7)Columns may not recalculate due to rounding.

Consolidated Operating Results
The following table presents selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2025 period, and other data, and is provided to facilitate a further understanding of our business. Results herein for the 13 weeks ended May 2, 2026 reflect Foot Locker operations for the full fiscal quarter. This table should be read in conjunction with Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q Report and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2025-2026 (A)
	13 Weeks Ended
	May 2, 2026 (A)	May 3, 2025 (A)
Net sales (1)	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	67.41	63.30	411
Gross profit	32.59	36.70	(411)
Selling, general and administrative expenses (3)	22.54	24.74	(220)
Merger and integration costs (4)	1.04	—	104
Pre-opening expenses (5)	0.29	0.42	(13)
Operating income	8.73	11.53	(280)
Interest expense	0.34	0.38	(4)
Other (income) expense	(0.25)	0.20	(45)
Income before income taxes	8.64	10.95	(231)
Provision for income taxes	2.45	2.63	(18)
Net income	6.19%	8.32%	(213)
Other data:
Comparable sales increase (6)	6.0%	4.5%
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
(4)Merger and integration costs include severance and other employee-related costs, store closing charges, legal and professional fees, and other costs related to the Foot Locker acquisition.
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

13 Weeks Ended May 2, 2026 Compared to the 13 Weeks Ended May 3, 2025
Net Sales
Net sales increased 62.7% to $5,164.5 million in the current quarter from $3,174.7 million for the quarter ended May 3, 2025, which includes $1,787.1 million of Foot Locker net sales and a $185.7 million, or 6.0%, increase in comparable sales for the DICK’S Business. The remaining increase in net sales was primarily attributable to new stores. The increase in comparable sales for the DICK’S Business includes a 5.5% increase in sales per transaction and a 0.5% increase in transactions, and reflects broad-based growth across footwear, apparel and hardlines, including athletic footwear and apparel, team sports, golf, licensed merchandise and trading cards.
Operating Income
Operating income increased to $450.7 million in the current quarter compared to $366.1 million for the quarter ended May 3, 2025.
Gross profit increased to $1,683.3 million in the current quarter from $1,165.1 million for the quarter ended May 3, 2025, but decreased as a percentage of net sales by 411 basis points primarily due to an 83 basis point, or $42.7 million, decrease to write-down and liquidate Foot Locker inventory as part of our Foot Locker acquisition-related charges and 292 basis points from lower gross margin in the Foot Locker Business. Gross profit decreased 36 basis points as a percentage of net sales for the DICK’S Business, driven primarily by sales mix and higher shipping expenses, partially offset by leverage on supply chain costs.
Selling, general and administrative expenses increased 48.2% to $1,163.9 million in the current quarter from $785.5 million for the quarter ended May 3, 2025, and decreased as a percentage of net sales by 220 basis points. The $378.4 million increase in current quarter expense includes $480.4 million from the Foot Locker Business, partially offset by litigation and other settlements of $174.5 million. The remaining $72.5 million increase is primarily due to strategic digital and in-store investments across technology and talent compared to the quarter ended May 3, 2025. The current quarter also includes an $11.4 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $53.8 million in the current quarter ended May 2, 2026. These costs include severance and other employee-related costs from our organizational alignment, store closing charges, legal and professional fees, and other costs related to the Foot Locker acquisition.
Pre-opening expenses increased to $14.9 million in the current quarter from $13.4 million for the quarter ended May 3, 2025. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations.
Other (Income) Expense
Other income totaled $13.2 million in the current quarter compared to other expense of $6.3 million for the quarter ended May 3, 2025. The $19.5 million increase in income compared to the prior year was primarily driven by non-cash losses from a pre-acquisition investment in Foot Locker equity securities of $13.9 million and an $11.4 million expense decrease from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate increased to 28.3% in the current quarter from 24.0% for the quarter ended May 3, 2025. The effective tax rate for the current quarter includes the unfavorable impact from the Foot Locker segment, which incurred cumulative losses in certain foreign jurisdictions where the related tax benefits cannot be realized and are subject to a valuation allowance.

Operating Results by Business Segment
The following section includes certain financial information related to the operating results for our DICK’S Business and Foot Locker Business during the periods presented.
13 Weeks Ended May 2, 2026 Compared to the 13 Weeks Ended May 3, 2025

	13 Weeks Ended
(dollars in thousands)	May 2, 2026	% of Sales	May 3, 2025	% of Sales	% Increase	Basis Point Change (A)
Net sales
DICK’S Business	$3,377,440	100.00%	$3,174,677	100.00%	6.4%
Foot Locker Business	1,787,064	100.00%	—	—%	*
Total net sales	$5,164,504	100.00%	$3,174,677	100.00%	62.7%

Gross profit
DICK’S Business	$1,227,321	36.34%	$1,165,086	36.70%	5.3%	(36) bps
Foot Locker Business	498,666	27.90%	—	—%	*	*
Corporate and other expenses	(42,725)	(0.83)%	—	—%	*	*
Total gross profit	$1,683,262	32.59%	$1,165,086	36.70%	44.5%	(411) bps

Business Segment profit
DICK’S Business	$360,975	10.69%	$360,408	11.35%	0.2%	(66) bps
Foot Locker Business	17,462	0.98%	—	—%	*	*
Reconciliation to operating income
Corporate and other income	72,213		5,708
Total operating income	$450,650		$366,116
* Calculation not meaningful.
(A) Column may not recalculate due to rounding.
DICK’S Business
Net sales for the DICK’S Business increased 6.4% to $3,377.4 million in the current quarter from $3,174.7 million for the quarter ended May 3, 2025, due primarily to a $185.7 million, or 6.0%, increase in comparable sales. The remaining increase in net sales was primarily attributable to new stores, including DICK’S House of Sport, DICK’S Field House, and Golf Galaxy Performance Centers. The 6.0% increase in comparable sales includes a 5.5% increase in sales per transaction and a 0.5% increase in transactions, and reflects broad-based growth across footwear, apparel and hardlines, including athletic footwear and apparel, team sports, golf, licensed merchandise and trading cards.
Gross profit for the DICK’S Business increased to $1,227.3 million in the current quarter from $1,165.1 million for the quarter ended May 3, 2025 and decreased as a percentage of net sales by 36 basis points, driven primarily by sales mix and higher shipping expenses, partially offset by leverage on supply chain costs. Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate. Occupancy costs increased $17.9 million and leveraged two basis points as a percentage of net sales.
Segment profit for the DICK’S Business increased 0.2%, but decreased by 66 basis points as a percentage of net sales, to $361.0 million for the current quarter compared to $360.4 million for the quarter ended May 3, 2025. Gross margin decreased 36 basis points and selling, general and administrative expenses deleveraged 31 basis points compared to the prior year quarter. Selling, general and administrative expenses increased $61.0 million in the current quarter primarily due to strategic digital and in-store investments across technology and talent compared to the quarter ended May 3, 2025.
Foot Locker Business
The acquisition of Foot Locker was completed on September 8, 2025; therefore, there is no comparative prior period. Financial results for the 13 weeks ended May 2, 2026 include Foot Locker’s operations for the entire quarter.

Corporate and other income
Corporate and other activities for segment reporting purposes represent costs or income not specifically related to the recurring operations of our segments. Corporate and other income for the 13 weeks ended May 2, 2026 includes $174.5 million of litigation and other settlement income, partially offset by $96.5 million of Foot Locker acquisition-related costs, which consist of $53.8 million for merger and integration costs and $42.7 million for charges to write down and liquidate inventory from the Company’s review of the Foot Locker Business. The current quarter also includes a $5.7 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in other income on the Consolidated Statements of Income.
LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of May 2, 2026 was $1.0 billion. We believe that our current cash position, and cash flows from operations, supplemented by funds available under our unsecured $2.0 billion unsecured revolving credit facility (the “Credit Facility”) and access to long-term debt capital markets, if necessary, are sufficient to operate our business for the next twelve months. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, administrative offices for the Foot Locker segment, nine of our distribution centers including three for the DICK’S Business and six for the Foot Locker Business, and certain equipment under non-cancellable operating leases that expire at various dates through 2043. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. Refer to Part I. Item 1. Financial Statements, Note 5 – Operating Leases for further information.
Revolving Credit Facility
We have a $2.0 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or adjusted SOFR plus, in each case, an applicable margin percentage. We had no revolving Credit Facility borrowings at any point during the first quarter of 2026, and as of May 2, 2026, there were no borrowings outstanding under the Credit Facility. We have total remaining borrowing capacity, after adjusting for $26.7 million of standby letters of credit, of $1.97 billion. We were in compliance with all covenants under the Credit Facility agreement as of May 2, 2026.
Commercial Paper
We have a commercial paper program, supported by our Credit Facility, under which we may issue unsecured commercial paper notes with a maximum aggregate amount outstanding of $500.0 million, with individual maturities that may vary but not exceed 397 days from the date of issuance. The Credit Facility serves as a liquidity backstop for our commercial paper program. There were no commercial paper borrowings at any point during the first quarter of 2026, and as of May 2, 2026, there were no borrowings outstanding under the Company’s commercial paper program.
Senior Notes
As of May 2, 2026, we have $750 million principal amount of 2032 Notes and $750 million principal amount of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of May 2, 2026, we also have $400 million principal amount of 2029 Notes outstanding. Cash interest accrues at a rate of 4.00% per year on the 2029 Notes, which is payable semi-annually in arrears on April 1 and October 1.

As of May 2, 2026, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively.

Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 13 weeks ended May 2, 2026 totaled $360.7 million on a gross basis and $289.0 million on a net basis, inclusive of construction allowances provided by landlords.
We anticipate fiscal 2026 capital expenditures of approximately $1.4 billion, net of construction allowances provided by landlords, across the DICK’s and Foot Locker Businesses. As we continue to reposition our store portfolio for the DICK’S Business, these investments will be concentrated in store growth, relocations and improvements in our existing stores. We plan to open approximately 14 DICK’S House of Sport locations in 2026 and expect to begin construction on approximately 18 locations scheduled to open throughout 2027. We also plan to open approximately 22 DICK’S Field House and 15 Golf Galaxy Performance Center locations in 2026. By leveraging our real estate flexibility, we expect over 75% of our 2026 store openings for the DICK’S Business will be relocations or remodels of existing store locations, which will increase our square footage in 2026. Additionally, we plan to invest in the Foot Locker Business as we look to reenergize our store portfolio, including our Fast Break store initiative in 2026, with the goal to implement Fast Break enhancements in approximately 250 total stores ahead of the back-to-school selling season. During the first quarter, we scaled our Fast Break initiative to approximately 100 stores.
Our fiscal 2026 capital expenditures plan also includes ongoing investments in our supply chain and technology, including the construction of a new regional distribution center in Fort Worth, Texas, which opened in April 2026, and investments in technology to enhance our store fulfillment, in-store pickup and other foundational capabilities to drive efficiencies and enhance the omni-channel athlete experience. Additionally, we plan to invest in emerging growth opportunities with our GameChanger platform and DICK’S Media Network.
Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our current $2.0 billion share repurchase program authorized by our Board of Directors on December 16, 2021 (the “2021 program”). During the 13 weeks ended May 2, 2026, we repurchased 0.7 million shares of our common stock at a cost of $141.2 million. As of May 2, 2026, the available amount remaining under the 2021 program is $28.2 million. On March 10, 2025, our Board of Directors authorized an additional five-year share repurchase program of up to $3.0 billion of our common stock (the “2025” program). The Company plans to continue to purchase under the 2021 program until it is exhausted or expired, at which time the 2025 program will be available for additional repurchases.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 13 weeks ended May 2, 2026, we paid $113.8 million of dividends to our stockholders. On May 26, 2026, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.25 per share of common stock and Class B common stock, payable on June 26, 2026 to stockholders of record as of the close of business on June 12, 2026.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $28.9 million, $33.2 million and $58.4 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.

Cash Flows
Changes in cash and cash equivalents are as follows (in thousands):

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$276,517	$178,046
Net cash used in investing activities	(360,776)	(385,693)
Net cash used in financing activities	(267,350)	(446,729)
Effect of exchange rate changes on cash and cash equivalents	(3,389)	325
Net decrease in cash and cash equivalents	$(354,998)	$(654,051)
Operating Activities
Cash flows provided by operating activities increased $98.5 million for the 13 weeks ended May 2, 2026 compared to the same period in the prior year, primarily driven by year-over-year changes in incentive compensation accruals and corresponding payments and the timing of payments for marketing and severance, higher net income and the timing of income tax payments and deductions following the enactment of provisions in the One Big Beautiful Bill Act (“OBBBA”). The current period also includes increased depreciation from the flow-through of strategic capital investments and higher cash flows received from landlords, as we continue to reposition our chain and invest in our store portfolio within our DICK’S Business. These increases in cash flows provided by operating activities were partially offset by year-over-year changes in inventory levels and accounts payable, which decreased operating cash flows by $163.3 million primarily within the Foot Locker Business.
Investing Activities
Cash used in investing activities decreased $24.9 million for the 13 weeks ended May 2, 2026 compared to the same period in the prior year. Gross capital expenditures increased $96.0 million, primarily driven by higher investments in remodels and other store enhancements, including the expansion of Fast Break locations for the Foot Locker Business, and continued investments in new and future DICK’S House of Sport stores and DICK’S Field House stores. Cash used in investing activities for the prior year period included $119.5 million for purchases of investments, which included $69.5 million of Foot Locker equity securities purchased prior to the acquisition. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker and Note 4 – Fair Value Measurements for further information.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility or other financing sources. Cash used in financing activities decreased $179.4 million for the 13 weeks ended May 2, 2026, compared to the same period in the prior year, primarily due to lower share repurchases in the current year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in the Company’s 2025 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the first quarter of fiscal 2026, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 2, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, May 2, 2026.
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
On August 12, 2025, the Magistrate Judge assigned to the case issued a Report and Recommendation recommending that defendants’ motion to dismiss be granted in part and denied in part. On September 11, 2025, the defendants filed objections to the Report and Recommendation. On April 3, 2026, the District Judge issued a decision dismissing the claims related to statements concerning inventory shrinkage and risk factors and certain of the statements regarding inventory, and denied the motion as to some statements regarding inventory. On June 3, 2026, the defendants filed an Answer to the consolidated complaint. The Company does not believe the consolidated complaint states any meritorious claims and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
On February 13, 2025 and May 2, 2025, two stockholder derivative actions were filed against certain of our executive officers and directors, and against the Company as nominal defendant, in the United States District Court for the Western District of Pennsylvania. The complaints allege violations of Section 14(a) and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, and unjust enrichment, including based on alleged misrepresentations and omissions that are similar to the allegations in the Securities Litigation. The complaints seek relief on behalf of the Company including damages, restitution, and governance reforms, and an award of costs, including attorneys’ fees. On May 16, 2025, the Court consolidated the actions (now captioned In re Dick’s Sporting Goods, Inc. Derivative Litigation, Case No. 2:25-cv-00209-NR-KT) (the “Derivative Litigation”). On June 2, 2026, the Court entered an order staying the Derivative Litigation pending the resolution of the Securities Litigation. The Company does not believe that the derivative complaints state any meritorious claims and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
By letters dated June 23, 2025, August 8, 2025 and March 18, 2026, the Company received demands from purported stockholders for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (“Section 220”) for asserted purposes including investigating possible wrongdoing and breach of fiduciary duty by the Company’s directors and/or officers related to allegations in the Securities Litigation and the Derivative Litigation. The Company objected to the three demands. On November 3, 2025, the stockholder making the August 8, 2025 demand, Benjamin L. Anderson, filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under Section 220 for asserted purposes including investigation of potential wrongdoing by the Company’s current and/or former directors and officers in connection with allegations in the Securities Litigation (captioned Anderson v. DICK’S Sporting Goods, Inc., C.A. No. 2025-1269-LM) (the “Anderson Section 220 Complaint”). The Anderson Section 220 Complaint seeks relief including an order requiring inspection of certain books and records and payment of reasonable attorneys’ fees and expenses. On November 25, 2025, the Court entered an order staying the Anderson action. On May 22, 2026, the Court entered an order providing that the Anderson action shall remain stayed and requiring the parties to file a status update each month. The Company does not believe that the Anderson Section 220 Complaint states any meritorious claims and intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.
We and our subsidiaries are involved in various other proceedings that are incidental to the normal course of our business. As of the date of this Form 10-Q Report, we do not expect that any of such other proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors affecting the Company from those disclosed in Part I, Item 1A. “Risk Factors” of the Company’s 2025 Annual Report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
February 1, 2026 to February 28, 2026	97,431	$199.48	95,775	$3,150,316,170
March 1, 2026 to April 4, 2026	757,738	195.12	623,267	$3,028,204,001
April 5, 2026 to May 2, 2026	2,147	216.25	—	$3,028,204,001
Total	857,316	$195.67	719,042
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(b)Shares repurchased under the 2021 program. The Company plans to continue to purchase under the 2021 program until it is exhausted or expired, at which time the 2025 program will be available for additional repurchases. The Company may suspend or discontinue the 2021 program or the 2025 program at any time.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
During the quarter ended May 2, 2026, none of the Company’s other directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. Trading arrangements previously adopted by the Company’s directors or officers that reached the end of their term during the quarter terminated in accordance with their terms.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of June 4, 2026 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of June 4, 2026 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of June 4, 2026 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of June 4, 2026 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from DICK’S Sporting Goods, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026 formatted in Inline XBRL: (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these Condensed Consolidated Financial Statements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 4, 2026 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer
(principal executive officer)

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)