Form 10-Q
period 2026-08-01
DICK'S SPORTING GOODS, INC.
filed 2026-09-03
CIK 1089063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2026
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
Yes ☐ No ☑

As of August 28, 2026, DICK’S Sporting Goods, Inc. had 65,355,923 shares of common stock, par value $0.01 per share, and 23,570,633 shares of Class B common stock, par value $0.01 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$5,586,815	$3,646,616	$10,751,319	$6,821,293
Cost of goods sold, including occupancy and distribution costs	3,643,544	2,295,344	7,124,786	4,304,935
GROSS PROFIT	1,943,271	1,351,272	3,626,533	2,516,358
Selling, general and administrative expenses	1,447,422	878,737	2,611,350	1,664,265
Merger and integration costs	31,605	8,028	85,420	8,028
Pre-opening expenses	23,488	12,322	38,357	25,763
OPERATING INCOME	440,756	452,185	891,406	818,302
Interest expense	17,846	16,118	35,387	28,256
Other income	(15,504)	(73,749)	(28,670)	(67,493)
INCOME BEFORE INCOME TAXES	438,414	509,816	884,689	857,539
Provision for income taxes	122,953	128,414	249,406	211,849
NET INCOME	$315,461	$381,402	$635,283	$645,690
EARNINGS PER COMMON SHARE:
Basic	$3.55	$4.82	$7.16	$8.15
Diluted	$3.50	$4.71	$7.04	$7.95
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,829	79,147	88,682	79,244
Diluted	90,131	81,041	90,269	81,259

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
NET INCOME	$315,461	$381,402	$635,283	$645,690
OTHER COMPREHENSIVE (LOSS) INCOME:
Hedge contracts - change in fair value of derivatives, net of taxes of $61, $—, $(250) and $—, respectively	(195)	—	793	—
Hedge contracts - reclassifications, net of taxes of $261, $—, $1,021 and $—, respectively	(829)	—	(3,247)	—
Pension and postretirement adjustments - amortization of net actuarial loss, net of taxes of $(7), $—, $(14) and $—, respectively	16	—	33	—
Foreign currency translation adjustments, net of taxes of $138, $(1), $272 and $(104), respectively	(9,564)	4	(21,388)	329
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(10,572)	4	(23,809)	329
COMPREHENSIVE INCOME	$304,889	$381,406	$611,474	$646,019

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$913,736	$1,353,226	$1,231,022
Accounts receivable, net	457,634	475,852	223,879
Income taxes receivable	92,989	68,455	29,792
Inventories, net	5,565,341	4,907,823	3,403,914
Prepaid expenses and other current assets	290,104	299,435	165,440
Total current assets	7,319,804	7,104,791	5,054,047
Property and equipment, net	3,989,714	3,512,776	2,431,782
Operating lease assets	4,749,410	4,594,670	2,424,625
Intangible assets, net	763,252	768,575	58,598
Goodwill	837,019	864,047	245,857
Deferred income taxes	63,060	82,501	3,387
Other assets	523,163	484,139	472,475
TOTAL ASSETS	$18,245,422	$17,411,499	$10,690,771

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,245,630	$1,986,990	$1,401,800
Accrued expenses	1,169,329	1,115,306	666,451
Operating lease liabilities	970,819	1,004,909	504,975
Income taxes payable	54,994	7,533	34,391
Deferred revenue and other liabilities	488,453	528,820	371,900
Total current liabilities	4,929,225	4,643,558	2,979,517
LONG-TERM LIABILITIES:
Revolving credit borrowings	—	—	—
Long-term debt and financing lease obligations	1,906,348	1,905,299	1,484,707
Long-term operating lease liabilities	5,085,984	4,836,435	2,619,090
Deferred income taxes	287,872	203,920	40,535
Other long-term liabilities	310,271	282,167	211,836
Total long-term liabilities	7,590,475	7,227,821	4,356,168
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock	656	653	556
Class B common stock	236	236	236
Additional paid-in capital	3,664,839	3,724,836	1,502,184
Retained earnings	7,238,506	6,827,900	6,843,448
Accumulated other comprehensive (loss) income	(5,996)	17,813	(426)
Treasury stock, at cost	(5,172,519)	(5,031,318)	(4,990,912)
Total stockholders' equity	5,725,722	5,540,120	3,355,086
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,245,422	$17,411,499	$10,690,771

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Stock	Total
BALANCE, January 31, 2026	65,273	$653	23,571	$236	$3,724,836	$6,827,900	$17,813	$(5,031,318)	$5,540,120
Exercise of stock options	229	2	—	—	7,188	—	—	—	7,190
Restricted stock vested	366	3	—	—	(3)	—	—	—	—
Minimum tax withholding requirements	(138)	(1)	—	—	(26,539)	—	—	—	(26,540)
Net income	—	—	—	—	—	319,822	—	—	319,822
Stock-based compensation	—	—	—	—	29,858	—	—	—	29,858
Hedge contracts, net of taxes of $449	—	—	—	—	—	—	(1,430)	—	(1,430)
Pension and postretirement adjustments, net of taxes of $(7)	—	—	—	—	—	—	17	—	17
Foreign currency translation adjustments, net of taxes of $134	—	—	—	—	—	—	(11,824)	—	(11,824)
Purchase of shares for treasury	(719)	(7)	—	—	—	—	—	(141,201)	(141,208)
Cash dividend declared, $1.25 per common share	—	—	—	—	—	(111,761)	—	—	(111,761)
BALANCE, May 2, 2026	65,011	$650	23,571	$236	$3,735,340	$7,035,961	$4,576	$(5,172,519)	$5,604,244
Exercise of stock options	987	10	—	—	398	—	—	—	408
Restricted stock vested	13	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(446)	(4)	—	—	(94,892)	—	—	—	(94,896)
Net income	—	—	—	—	—	315,461	—	—	315,461
Stock-based compensation	—	—	—	—	23,993	—	—	—	23,993
Hedge contracts, net of taxes of $322	—	—	—	—	—	—	(1,024)	—	(1,024)
Pension and postretirement adjustments, net of taxes of $(7)	—	—	—	—	—	—	16	—	16
Foreign currency translation adjustments, net of taxes of $138	—	—	—	—	—	—	(9,564)	—	(9,564)
Cash dividend declared, $1.25 per common share	—	—	—	—	—	(112,916)	—	—	(112,916)
BALANCE, August 1, 2026	65,565	$656	23,571	$236	$3,664,839	$7,238,506	$(5,996)	$(5,172,519)	$5,725,722

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(Unaudited)

							Accumulated
			Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Loss	Stock	Total
BALANCE, February 1, 2025	56,659	$567	23,571	$236	$1,495,329	$6,392,513	$(755)	$(4,689,626)	$3,198,264
Exercise of stock options	2	—	—	—	61	—	—	—	61
Restricted stock vested	423	4	—	—	(4)	—	—	—	—
Minimum tax withholding requirements	(167)	(1)	—	—	(31,105)	—	—	—	(31,106)
Net income	—	—	—	—	—	264,288	—	—	264,288
Stock-based compensation	—	—	—	—	19,180	—	—	—	19,180
Foreign currency translation adjustments, net of taxes of $(103)	—	—	—	—	—	—	325	—	325
Purchase of shares for treasury, including excise tax	(1,366)	(14)	—	—	—	—	—	(301,286)	(301,300)
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,318)	—	—	(97,318)
BALANCE, May 3, 2025	55,551	$556	23,571	$236	$1,483,461	$6,559,483	$(430)	$(4,990,912)	$3,052,394
Exercise of stock options	51	—	—	—	908	—	—	—	908
Restricted stock vested	13	—	—	—	—	—	—	—	—
Minimum tax withholding requirements	(4)	—	—	—	(953)	—	—	—	(953)
Net income	—	—	—	—	—	381,402	—	—	381,402
Stock-based compensation	—	—	—	—	18,768	—	—	—	18,768
Foreign current translation adjustments, net of taxes of $(1)	—	—	—	—	—	—	4	—	4
Cash dividend declared, $1.2125 per common share	—	—	—	—	—	(97,437)	—	—	(97,437)
BALANCE, August 2, 2025	55,611	$556	23,571	$236	$1,502,184	$6,843,448	$(426)	$(4,990,912)	$3,355,086

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	August 1, 2026	August 2, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$635,283	$645,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,351	203,522
Amortization of deferred financing fees and debt discount	3,034	5,774
Deferred income taxes	85,356	89,832
Stock-based compensation	53,851	37,948
Other, net	(5,508)	(32,591)
Changes in assets and liabilities:
Accounts receivable	13,359	(11,670)
Inventories	(662,488)	(54,084)
Prepaid expenses and other assets	(2,766)	(17,185)
Accounts payable	254,701	(88,601)
Accrued expenses	9,231	(22,748)
Income taxes payable / receivable	90,553	(21,199)
Construction allowances provided by landlords	129,263	70,583
Deferred revenue and other liabilities	(39,843)	(20,016)
Operating lease assets and liabilities	(85,103)	(49,614)
Net cash provided by operating activities	792,274	735,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(743,470)	(526,076)
Other investing activities	(10,399)	(122,794)
Net cash used in investing activities	(753,869)	(648,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bridge facility financing fees	—	(7,863)
Payments on financing lease obligations	(2,021)	—
Proceeds from exercise of stock options	7,598	969
Minimum tax withholding requirements	(121,436)	(32,059)
Cash paid for treasury stock	(141,208)	(303,671)
Cash dividends paid to stockholders	(224,750)	(196,052)
Increase (decrease) in bank overdraft	9,285	(7,342)
Net cash used in financing activities	(472,532)	(546,018)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,363)	329
NET DECREASE IN CASH AND CASH EQUIVALENTS	(439,490)	(458,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,353,226	1,689,940
CASH AND CASH EQUIVALENTS, END OF PERIOD	$913,736	$1,231,022
Supplemental disclosure of cash flow information:
Accrued property and equipment	$219,499	$146,809
Cash paid for interest, net of capitalized amounts	$30,814	$22,430
Cash paid for income taxes	$138,708	$144,809

See accompanying notes to unaudited condensed consolidated financial statements.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
DICK’S Sporting Goods, Inc. (together with its subsidiaries, referred to as “the Company”, “we”, “us” and “our” unless specified otherwise) is a leading global sports retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories through a blend of dedicated teammates, in-store experiences and unique specialty shop-in-shops. Our banners include DICK’S Sporting Goods stores, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center which are located across the United States. Additionally, as owner and operator of Foot Locker, which includes Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners, we serve the global sneaker community across North America, Europe, Asia and Australia, along with a licensed store presence in Europe, the Middle East and Asia. We also own and operate GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping.
The Company completed the acquisition of Foot Locker, Inc. and its subsidiaries ("Foot Locker") on September 8, 2025. The unaudited condensed consolidated financial statements within this Quarterly Report on Form 10-Q include the results of Foot Locker as a wholly-owned subsidiary of DICK’S Sporting Goods, Inc. for the 13 and 26 weeks ended August 1, 2026. Refer to Note 2 – Acquisition of Foot Locker for further information.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026 as filed with the Securities and Exchange Commission on March 27, 2026 (the Company’s “2025 Annual Report”). Operating results for the 13 and 26 weeks ended August 1, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2027 or any other period.
Interchange Fee Settlement
In February 2026, the Company entered into a settlement agreement to resolve credit and debit card interchange fee litigation matters in which it was a plaintiff. As a result of a lump-sum settlement, the Company received $204.3 million, net of legal fees, during the first quarter of fiscal 2026, of which $150.0 million was recorded within selling, general and administrative expense on the Consolidated Statements of Income with the remaining $54.3 million attributed to the Foot Locker acquisition and recorded as part of the Company’s adjustments to the preliminary purchase price allocation. Refer to Note 2 – Acquisition of Foot Locker for further information.
Tariff Policy Changes
On February 20, 2026, the United States (“U.S.”) Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. Following this ruling, and effective on April 20, 2026, U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company applied a gain contingency model in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. During the 13 weeks ended August 1, 2026, the Company received $59.0 million in IEEPA tariff refunds and $2.1 million in related interest income. The tariff refunds were recorded as a reduction to cost of goods sold and the interest income was recorded within other income on the Consolidated Statements of Income.
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

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preliminary Purchase Price Allocation
The Transaction is accounted for as a business combination under the acquisition method in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed as of September 8, 2025:

(in thousands)	September 8, 2025
Cash and cash equivalents	$484,882
Accounts receivable	147,098
Income taxes receivable	52,344
Inventories	1,718,069
Prepaid expenses and other current assets	191,400
Property and equipment	709,017
Operating lease assets	1,876,206
Intangible assets	710,000
Goodwill	599,846
Deferred income tax assets	75,663
Other assets	138,428
Accounts payable	(590,654)
Accrued expenses	(495,462)
Current operating lease liabilities	(443,533)
Deferred revenue and other liabilities	(114,271)
Long-term debt and financing lease obligations	(420,760)
Long-term operating lease liabilities	(1,876,709)
Deferred income tax liabilities	(177,113)
Other long-term liabilities	(71,789)
Total preliminary purchase price	$2,512,662
The fair value of assets acquired and liabilities assumed are preliminary and based on the Company’s estimates and assumptions as of the acquisition date and are subject to change as additional information is obtained within the measurement period which will not exceed twelve months from the date of the Transaction. As such, the purchase price allocation may be revised and the impact may be material. During the 26 weeks ended August 1, 2026, adjustments to the preliminary purchase price allocation resulted in a $19.0 million net decrease in goodwill primarily related to the settlement of interchange fees, changes in other estimated litigation contingencies, refinement of the fair value of long-lived assets and income tax-related adjustments. The adjustments made during the 13 and 26 weeks ended August 1, 2026 did not result in a significant impact to the Consolidated Statements of Income. The most significant area of acquisition accounting not considered final is litigation contingencies, which may also impact the total goodwill recognized.
Goodwill
Goodwill is calculated as the excess consideration over the net assets acquired and attributable to future economic benefits expected resulting from the Transaction, including the assembled workforce of Foot Locker, sales and growth opportunities expanding into new markets and synergies post-combination. Approximately $52.6 million of the total preliminary goodwill recognized in acquisition accounting is deductible for tax purposes. Goodwill recognized will be tested periodically for impairment as required by ASC 350 Intangibles - Goodwill and Other.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents changes in the carrying amount of goodwill recorded in the Company’s Consolidated Balance Sheets, summarized by reportable segment, including amounts recognized as part of the Transaction within the Foot Locker reportable segment (in thousands):

	DICK’S	Foot Locker	Total
Balance as of January 31, 2026	$245,857	$618,190	$864,047
Measurement period adjustments	—	(18,994)	(18,994)
Currency translation	—	(8,034)	(8,034)
Balance as of August 1, 2026	$245,857	$591,162	$837,019
Results of operations
The Foot Locker reportable segment contributed net sales of $1.7 billion and $3.5 billion during the 13 and 26 weeks ended August 1, 2026, respectively, and segment loss of $31.9 million and $14.4 million during the 13 and 26 weeks ended August 1, 2026, respectively.
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

	13 Weeks Ended	26 Weeks Ended
(in thousands, except per share amounts)	August 2, 2025	August 2, 2025
Net sales	$5,503,699	$10,472,466
Net income	$350,000	$393,778
Basic earnings per common share	$3.94	$4.43
Diluted earnings per common share	$3.85	$4.33
The unaudited proforma information for the periods presented includes the following accounting impacts resulting from the Transaction: (i) compensation expense for the fair value of the replacement equity awards; (ii) depreciation expense on property and equipment; (iii) lease expense, including favorable/unfavorable market terms, for acquired leases; (iv) interest expense for the senior notes due 2029; and (v) the elimination of the goodwill impairment charge of $110 million recorded in Foot Locker’s condensed consolidated statement of operations during the first quarter of fiscal 2025. The unaudited proforma financial information does not reflect any anticipated synergies or dis-synergies, operating efficiencies, or cost savings that may result from the integration costs that may be incurred.
Weighted average common shares outstanding in the calculation of basic and diluted earnings per share for the period presented was adjusted to include the dilutive effect of 9.6 million shares of DICK’S Sporting Goods common stock issued as consideration for the Transaction.
Organizational Alignment
On March 23, 2026, the Company eliminated certain positions within the Foot Locker Business and is requiring other positions to relocate to Foot Locker’s headquarters in New York City. These actions are intended to better align the organizational design and spending in support of the Company’s go-forward vision for the Foot Locker segment and are expected to result in approximately $50 to $55 million of charges, which are included within the expectation of up to $750 million of total acquisition-related charges. During the 13 and 26 weeks ended August 1, 2026, the Company recorded charges of $6.5 million and $44.9 million, respectively, within merger and integration costs on the Consolidated Statements of Income, of which $19.8 million was reflected within accrued expenses on the Company’s Consolidated Balance Sheet as of August 1, 2026 and are expected to be paid over the next twelve months.

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
The computations for basic and diluted earnings per common share were as follows for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income for earnings per common share	$315,461	$381,402	$635,283	$645,690

Weighted average common shares outstanding - basic	88,829	79,147	88,682	79,244
Dilutive effect of stock-based awards	1,302	1,894	1,587	2,015
Weighted average common shares outstanding - diluted	90,131	81,041	90,269	81,259

Earnings per common share:
Basic	$3.55	$4.82	$7.16	$8.15
Diluted	$3.50	$4.71	$7.04	$7.95

Stock-based awards excluded from diluted shares	1	7	4	7
Weighted average common shares outstanding for the 13 and 26 weeks ended August 1, 2026 include the dilutive effect of 9.6 million shares of the Company’s common stock and replacement equity awards issued in connection with the Foot Locker acquisition on September 8, 2025. Refer to Note 2 – Acquisition of Foot Locker for additional information.
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
The Company’s derivative financial instruments are valued using market-based inputs to valuation models. These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility and therefore are classified as Level 2 instruments. The cross-currency swap contract and available-for-sale security are included within other long-term assets on the Consolidated Balance Sheets. Foreign exchange forward contracts are included within prepaid expenses and other current assets and accrued expenses on the Consolidated Balance Sheets.

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets and liabilities measured at fair value on a recurring basis for the following periods are set forth in the table below (in thousands):

	August 1, 2026	January 31, 2026	August 2, 2025
Assets:
Level 1:
Deferred compensation plan assets held in trust	$195,413	$178,006	$168,325
Level 2:
Available-for-sale security	5,278	5,544	—
Foreign exchange forward contracts	2,542	727	—
Cross-currency swap contract	19,491	18,449	—
Total assets	$222,724	$202,726	$168,325
Liabilities:
Level 1:
Deferred compensation liabilities	$195,413	$178,006	$168,325
Level 2:
Foreign exchange forward contracts	1,071	6,469	—
Total liabilities	$196,484	$184,475	$168,325
Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximated their carrying values at August 1, 2026, January 31, 2026 and August 2, 2025.
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
During the 26 weeks ended August 2, 2025, the Company purchased $119.5 million of investments. These investments consisted of $69.5 million of Foot Locker equity securities purchased prior to the acquisition and $50.0 million for an equity method investment. The fair value of the Foot Locker securities owned by the Company as of August 2, 2025 was $105.3 million. The Company recorded non-cash gains of $49.7 million and $35.9 million during the 13 and 26 weeks ended August 2, 2025, respectively, related to these equity securities within other income on the Consolidated Statements of Income, resulting from net changes in Foot Locker’s underlying stock price during the respective periods. The equity method investment is included within other long-term assets on the Consolidated Balance Sheets.
Long-term Debt
The Company discloses the fair value of its senior notes due 2029, 2032 and 2052 using Level 2 inputs, which are based on quoted prices for similar or identical instruments in inactive markets, as follows (in thousands):

	August 1, 2026		January 31, 2026		August 2, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes due 2029	$386,445	$387,904	$384,500	$394,132	$—	$—
Senior notes due 2032	$745,127	$677,813	$744,722	$690,683	$744,324	$677,468
Senior notes due 2052	$740,587	$519,225	$740,484	$548,258	$740,383	$538,065

DICK’S SPORTING GOODS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Operating Leases
The Company leases substantially all of its stores, administrative offices for the Foot Locker segment, nine of its distribution centers including three for the DICK’S Sporting Goods segment and six for the Foot Locker segment, and certain equipment under non-cancellable operating leases that expire at various dates through 2044. The Company’s DICK’S stores generally have initial lease terms of 10 to 15 years and contain multiple five-year renewal options and rent escalation provisions. The Company’s Foot Locker stores typically have initial lease terms that range from 5 to 10 years, generally contain rent escalation provisions and some of these store leases contain renewal options with varying terms and conditions. These lease agreements provide primarily for the payment of minimum annual rentals, costs of utilities, property taxes, maintenance, common areas and insurance.
Supplemental cash flow information related to operating leases for the 26 weeks ended August 1, 2026 and August 2, 2025 were as follows (in thousands):

	26 Weeks Ended
	August 1, 2026	August 2, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$718,397	$274,271
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$813,566	$410,846

During the first quarter of 2026, the Company terminated a lease agreement at one of its store locations that resulted in a gain of $24.5 million, which was recognized within selling, general and administrative expense on the Consolidated Statements of Income.

6. Revenue

The following table disaggregates the amount of net sales attributable to hardlines, apparel and footwear for the following fiscal periods (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026 (4)	August 2, 2025	August 1, 2026 (4)	August 2, 2025
Footwear (1)	$2,616.1	$1,087.7	$5,221.2	$2,086.0
Hardlines (2)	1,552.3	1,471.5	2,878.9	2,664.4
Apparel	1,299.4	1,008.5	2,408.9	1,893.2
Other (3)	119.0	78.9	242.3	177.7
Total net sales	$5,586.8	$3,646.6	$10,751.3	$6,821.3

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
(4)Includes net sales during the 13 and 26 weeks ended August 1, 2026 of $1.7 billion and $3.5 billion, respectively, for the Foot Locker segment, which is primarily concentrated within the footwear category.
The following table disaggregates net sales by geographic location for the following fiscal periods (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
United States	$5,006.3	$3,646.6	$9,636.6	$6,821.3
International	580.5	—	1,114.7	—
Total net sales	$5,586.8	$3,646.6	$10,751.3	$6,821.3

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
The Executive Chairman and the President & Chief Executive Officer together serve as the Chief Operating Decision Maker, or “CODM,” and they both assess the performance of and allocate resources to both reportable segments. In connection with the reorganization due to the Foot Locker acquisition, the measure of segment profit and loss utilized by the CODM changed from net income to segment profit as it is more reflective of the performance of the two reportable segments and is used by the CODM to decide how to reinvest profits across the reportable segments to strengthen a global platform that serves a broader set of athletes through differentiated iconic concepts and robust digital experiences, supported by brand partnerships as a combined company within the growing sports retail industry. Segment profit reflects income before income taxes, interest expense, unallocated corporate and other activities and other income. Assets by reportable segment are not currently utilized by the CODM to evaluate performance or allocate resources and thus are not disclosed.
Refer to the table below for significant expense categories and amounts for each reportable segment, and the reconciliation to income before taxes (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
DICK’S
Net sales	$3,849,887	$3,646,616	$7,227,327	$6,821,293
Cost of merchandise and services sold	1,885,917	1,836,326	3,563,191	3,403,574
Occupancy costs (1)	318,130	294,245	625,865	584,081
Personnel expense (2)	530,387	486,648	1,029,869	941,886
Other segment expenses (4)	630,249	554,445	1,162,223	1,056,391
Segment profit	$485,204	$474,952	$846,179	$835,361

Foot Locker
Net sales	$1,736,928	$—	$3,523,992	$—
Cost of merchandise and services sold (3)	1,013,432	—	2,015,953	—
Occupancy costs (1)	255,383	—	518,867	—
Personnel expense (2)	287,353	—	588,687	—
Other segment expenses (4)	212,636	—	414,899	—
Segment loss	$(31,876)	$—	$(14,414)	$—

Total segment profit	$453,328	$474,952	$831,765	$835,361
Corporate and other expense (income) (5)	12,572	22,767	(59,641)	17,059
Interest expense	17,846	16,118	35,387	28,256
Other income (6)	(15,504)	(73,749)	(28,670)	(67,493)
Consolidated income before income taxes	$438,414	$509,816	$884,689	$857,539
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
(5)Corporate and other activities, which represent costs or income not specifically related to the recurring operations of the Company’s segments, are not included in segment profit or loss as they are not used by the Company to evaluate segment performance. For the 13 and 26 weeks ended August 1, 2026, corporate and other activities include IEEPA tariff refunds received attributable to tariff costs incurred in the prior year, partially offset by charges incurred to redesign the store operating model for the DICK'S segment. The current year-to-date period also includes income received, net of legal fees, for the settlement of credit and debit card interchange fee litigation and income received for the early lease termination of a store location. All periods presented include Foot Locker acquisition-related costs and the effects related to changes in the investment values of the Company’s deferred compensation plans, which is fully offset in other income.
(6)Includes interest income of $7.3 million and $8.7 million for the 13 weeks ended August 1, 2026 and August 2, 2025, respectively, and $16.0 million and $21.2 million for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively.

The following table quantifies depreciation and amortization expense by reportable segment for the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, respectively (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
DICK’S	$118,036	$105,662	$228,281	$203,522
Foot Locker	41,289	—	82,249	—
Corporate and other	216	—	2,821	—
Total depreciation and amortization expense	$159,541	$105,662	$313,351	$203,522

The following table quantifies capital expenditures by reportable segment for the 26 weeks ended August 1, 2026 and August 2, 2025, respectively (in thousands):

	26 Weeks Ended
	August 1, 2026	August 2, 2025
DICK’S	$603,225	$526,076
Foot Locker	140,245	—
Total capital expenditures	$743,470	$526,076

8. Subsequent Event
On August 24, 2026, the Company’s Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.25 per share on the Company’s common stock and Class B common stock. The dividend is payable on September 25, 2026 to stockholders of record as of the close of business on September 11, 2026.

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
▪Weather-related risks, seasonal influences and the overall seasonality of certain categories of our business;
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

OVERVIEW
We are a leading global sports retailer offering an extensive assortment of authentic, high-quality sports equipment, apparel, footwear and accessories. Our banners include DICK’S Sporting Goods, Golf Galaxy, Public Lands and Going Going Gone! stores in addition to the experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center located across the United States. Additionally, as owner and operator of Foot Locker, which includes Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners, we serve the global sneaker community across North America, Europe, Asia and Australia, along with a licensed store presence in Europe, the Middle East and Asia. We also own and operate GameChanger, a youth sports mobile platform for live streaming, scheduling, communications and scorekeeping. When used in this Quarterly Report on Form 10-Q (this “10-Q Report”), unless the context otherwise requires or specifies, any reference to “year” is to our fiscal year.
When we refer to the “DICK’S Business” in this 10-Q Report, we are describing our existing DICK’S Sporting Goods operations, encompassing the DICK’S Sporting Goods, Golf Galaxy, Going Going Gone! and Public Lands banners, as well as GameChanger and our experiential retail concepts DICK’S House of Sport and Golf Galaxy Performance Center. When we refer to the “Foot Locker Business” we are describing our recently acquired Foot Locker operations, including the Foot Locker, Kids Foot Locker, Champs Sports, WSS and atmos banners. Results within this 10-Q Report include results for the Foot Locker Business for the entire 13 and 26 weeks ended August 1, 2026. Prior year results include the DICK’S Business on a stand-alone basis.
Through our strategic pillars of athlete experience, differentiated product, brand engagement and teammate experience, we believe that we have transformed our DICK’S Business to drive sustained profitable growth. As part of our strategy, we have meaningfully improved our merchandise assortment through our vertical brands and strong relationships with our key brand partners, which provide access to highly differentiated products. We have also enhanced our store selling culture and service model and incorporated additional experiential elements and technology into our stores to further engage our athletes. We continue to innovate our omni-channel athlete experience through our DICK’S House of Sport stores, Golf Galaxy Performance Centers and our DICK’S Field House stores, and believe that a key driver of our future omni-channel growth will include repositioning our store portfolio to grow these stores. In addition to these strategies and foundational improvements, consumers have also made what we believe will be lasting lifestyle changes in recent years, prioritizing sport and maintaining healthy, active lifestyles, which has increased demand for our products.
We believe there is strength and momentum in the sports industry in the United States and expect this trend to continue in the near term, with continued excitement around women’s sports, the recent 2026 FIFA World Cup and the upcoming 2028 Olympics. We believe that the convergence of sport and culture has never been stronger and that we are well-positioned for this opportunity. From this position of strength, we are investing in digital and in-store opportunities with the goal to further grow our market share through repositioning our store portfolio, driving continued growth across our key categories and accelerating our eCommerce channel.
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

Since the acquisition, we assembled a new leadership team to lead the Foot Locker Business and started our Fast Break initiative to test improved merchandise presentations and assortment, which we scaled to over 250 stores globally ahead of the back-to-school selling season and plan to continue to expand to more locations ahead of the holiday season. Additionally, as previously announced, we initiated a review of unproductive assets across Foot Locker’s inventory assortment and store portfolio and eliminated certain positions to better align the organizational design and spending in support of our go-forward vision for the Foot Locker Business. We expect that efforts to optimize the inventory assortment and store portfolio of the Foot Locker Business, restructuring costs, as well as other merger and integration and financing costs, will result in total estimated pre-tax acquisition-related charges up to $750 million. We incurred $515.8 million of acquisition-related charges to date, including $390.0 million during fiscal 2025 and $125.8 million in the 26 weeks ended August 1, 2026. We currently expect to incur approximately $200 million of these charges in fiscal 2026, with the remaining charges to be incurred over the medium term. Additionally, we anticipate the acquisition to deliver between $100 million to $125 million in cost synergies in the medium term, to be primarily achieved through procurement and direct sourcing efficiencies.
During the 13 and 26 weeks ended August 1, 2026, the Foot Locker Business contributed net sales of $1.7 billion and $3.5 billion, respectively, and segment loss of $31.9 million and $14.4 million, respectively. Proforma comparable sales for the Foot Locker Business, which assume Foot Locker had been acquired at the beginning of the respective periods, decreased 3.6% and 1.6% for the 13 and 26 weeks ended August 1, 2026, respectively. Additionally, we incurred $125.8 million of pre-tax acquisition-related costs during the first half of fiscal 2026, which included $85.4 million of merger and integration costs consisting of severance and other employee-related costs from our organizational alignment, store closing charges, legal and professional fees, and other costs related to the Foot Locker acquisition. Foot Locker acquisition-related charges for the current year-to-date period also included $40.4 million to write down and liquidate inventory as part of our review of the Foot Locker Business.
Business Environment
Consumer preferences are evolving, with athletes increasingly responding to newness, innovation and a broader set of brands. As demand shifted during the quarter, inventory grew within the industry, particularly in certain legacy footwear silhouettes and apparel franchises that are not resonating with our athletes the way they once did, resulting in an increasingly aggressive promotional environment for key athletic brands and across the retail marketplace. Additionally, the macroeconomic environment in which we operate remains dynamic as a result of numerous factors, including ongoing elevated interest rates, inflationary pressures, changes to international trade policies from taxation and tariffs, higher fuel costs, and geopolitical conflicts, tensions and events, all of which can impact pricing, consumer discretionary spending behavior and the promotional landscape in which we operate.
Despite this increasingly complex and dynamic macroeconomic environment, we continue to drive comparable sales growth for our DICK’S Business through execution of our core strategies, and with our strong vendor relationships and operational strength, we believe we are well-positioned for long-term growth. However, balanced against the dynamic geopolitical and macroeconomic environment and a more challenging athletic footwear and apparel marketplace, we are lowering our sales and profit outlook for the year. We now expect total net sales of $21.9 billion to $22.2 billion and earnings per diluted share in the range of $10.94 to $11.94, which includes the dilutive impact of the 9.6 million shares issued in connection with the Foot Locker acquisition, approximately $200 million of Foot Locker acquisition-related costs anticipated in 2026, and approximately $21 million in charges expected for redesigning the store operating model for the DICK’S Business, offset by $174.5 million of income related to litigation and other settlements, and $40.2 million from IEEPA tariff refunds received attributable to the prior year, including related interest income.
Overview of 2026 Outlook for our DICK’S Business:
While our performance remains healthy, we are taking a more cautious view of the balance of fiscal 2026 due to the marketplace conditions we are seeing today. We continue to expect our previously announced comparable sales growth for the year to be in the range of 2.5% to 4.0% and now expect segment profit to be in the range of $1.54 billion to $1.60 billion, or 10.6% to 10.9% as a percentage of net sales. Other trends expected in fiscal 2026 for the DICK’S Business are as follows:
▪We expect higher comparable sales in the first half of 2026 compared to the second half, primarily due to the FIFA World Cup.
▪Compared to the prior year, we expect segment profit as a percentage of net sales to decline, which includes our expectation for a more promotional marketplace through the balance of the year as well as higher expected fuel prices and supply chain expenses. We expect full year gross margin to decline slightly compared to the prior year, with the gross margin pressure to be most pronounced in the third quarter of 2026. In addition, we expect selling, general and administrative expenses to deleverage as a percentage of net sales compared to last year, reflecting planned strategic digital and in-store investments across technology and talent, marketing, including increased advertising for the FIFA World Cup, and higher teammate healthcare costs.

Overview of 2026 Outlook for our Foot Locker Business:
We are reducing our full year outlook for the Foot Locker Business to reflect the previously noted footwear marketplace promotional pressures and continued challenges in Foot Locker’s international operations. For fiscal 2026, we expect proforma comparable sales to be in the range of negative 2.0% to flat and segment loss to be in the range of $80 million to $40 million.
Interchange Fee Settlement
In February 2026, the Company entered into a settlement agreement to resolve credit and debit card interchange fee litigation matters in which it was a plaintiff. As a result of a lump-sum settlement, the Company received $204.3 million, net of legal fees, during the first quarter of fiscal 2026, of which $150.0 million was recorded within selling, general and administrative expense on the Consolidated Statements of Income with the remaining $54.3 million attributed to the Foot Locker acquisition and recorded as part of the Company’s adjustments to the preliminary purchase price allocation. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker for further information.
Tariff Policy Changes
On February 20, 2026, the United States (“U.S.”) Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. Following this ruling, and effective on April 20, 2026, U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests.
The Company applied a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. During the 13 weeks ended August 1, 2026, the Company received $59.0 million of IEEPA tariff refunds and $2.1 million in related interest income. The tariff refunds were recorded as a reduction to cost of goods sold and the interest income was recorded within other income on the Consolidated Statements of Income. Of the total $59.0 million in IEEPA tariff refunds received, $38.1 million was attributable to tariff costs incurred in the prior year. The Company has now received substantially all of the tariff refunds and we do not have any significant additional refund claims outstanding.
The Company’s current expectations described above are forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” in this Form 10-Q for information regarding important factors that may cause the Company’s actual results to differ from those currently projected and/or otherwise materially affect the Company.
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
RESULTS OF OPERATIONS AND OTHER SELECTED DATA
Executive Summary
▪Net sales increased 53.2% to $5.59 billion in the current quarter from $3.65 billion during the second quarter of 2025, which includes $1.74 billion of net sales for the Foot Locker Business and a 4.9% increase in comparable sales for the DICK’S Business. Comparable sales increased 5.0% in the second quarter of 2025 compared to same period in the previous year.
▪In the current quarter, we reported net income of $315.5 million, or $3.50 per diluted share, compared to $381.4 million, or $4.71 per diluted share, during the second quarter of 2025.
▪Net income for the current quarter includes $22.0 million, net of tax, or $0.24 per diluted share, of Foot Locker acquisition-related charges and $11.4 million, net of tax, or $0.13 per diluted share, of costs associated with redesigning the store operating model for the DICK’S Business to better serve the Company’s athletes, offset by $30.3 million, net of tax, or $0.34 per diluted share, of IEEPA tariff refunds received attributable to tariff costs incurred in the prior year and related interest income.
▪Earnings per diluted share in the current quarter includes the dilutive effect of 9.6 million shares of the Company’s common stock issued in connection with the Foot Locker acquisition.
▪Net income for the prior year quarter included non-cash gains from a pre-acquisition investment in Foot Locker equity securities of $36.8 million, net of tax, or $0.45 per diluted share, partially offset by $10.3 million, net of tax, or $0.13 per diluted share, of Foot Locker acquisition-related costs.
▪During the second quarter of 2026, we:
▪Declared and paid a quarterly cash dividend in the amount of $1.25 per share of our common stock and Class B common stock.

▪As of August 1, 2026, we operated 3,104 store locations across the DICK’S and Foot Locker Businesses. The following tables summarize store activity in fiscal 2026:

	Store Count Information					Gross Square Footage (7) (in millions)
DICK’S Business	Beginning Stores	New Stores	Closed Stores	Relocated / Converted (6)	Ending Stores	Beginning	Ending

DICK’S	644	—	(2)	(12)	630	34.4	33.5
DICK’S Field House	42	4	—	6	52	2.4	2.9
DICK’S House of Sport	35	—	—	6	41	3.8	4.5
Total DICK’S	721	4	(2)	—	723	40.6	41.0
Other Specialty Concepts
Golf Galaxy (1)	113	1	—	—	114	2.5	2.5
Going Going Gone!	51	2	(1)	—	52	2.3	2.4
Public Lands	3	—	—	—	3	0.1	0.1
Total Other Specialty Concepts	167	3	(1)	—	169	4.9	5.0
Total DICK’S Business	888	7	(3)	—	892	45.5	46.0

	Store Count Information					Gross Square Footage (7) (in millions)
Foot Locker Business	Beginning Stores	New Stores	Closed Stores (5)	Relocated / Converted (5)	Ending Stores	Beginning	Ending

Foot Locker North America	734	1	(20)	—	715	4.4	4.3
Champs Sports	371	1	(8)	—	364	2.2	2.1
Kids Foot Locker	362	3	(12)	—	353	1.3	1.2
WSS	143	—	(44)	—	99	1.8	1.3
Total North America (2)	1,610	5	(84)	—	1,531	9.7	8.9
Foot Locker Europe (3)	573	2	(16)	—	559	2.3	2.3
Foot Locker Asia Pacific	94	—	(2)	—	92	0.4	0.4
atmos	30	2	(2)	—	30	—	—
Total International	697	4	(20)	—	681	2.8	2.7
Total Owned Stores	2,307	9	(104)	—	2,212	12.4	11.6
Licensed stores (4)	254	18	(6)	—	266	1.1	1.2
Total Foot Locker Business	2,561	27	(110)	—	2,478	13.5	12.8
(1)As of August 1, 2026, includes 37 Golf Galaxy Performance Centers, with four new openings during fiscal 2026, three of which were conversions of prior Golf Galaxy store locations.
(2)Represents store locations in the United States and Canada and related square footage.
(3)Represents Foot Locker store locations in Europe, including one Kids Foot Locker store and related square footage, as of August 1, 2026.
(4)Reflects licensed stores operating in the Middle East, Asia and Europe.
(5)Store closures for the Foot Locker Business during fiscal 2026 includes 67 Foot Locker stores identified as part of the Company's review of unproductive assets. Additionally, the Foot Locker Business relocated or remodeled 41 stores during the current year period consisting of 13 Foot Locker, three Champs Sports, seven Kids Foot Locker and six WSS store locations in North America and 12 international store locations.
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

Consolidated Operating Results
The following table presents selected information from the unaudited Consolidated Statements of Income as a percentage of net sales and the changes in the percentage of net sales from the comparable 2025 period, and other data, and is provided to facilitate a further understanding of our business. Results herein for the 13 and 26 weeks ended August 1, 2026 reflect Foot Locker operations for the entire period. This table should be read in conjunction with Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q Report and the accompanying unaudited Consolidated Financial Statements and related notes thereto.

			Basis Point Change in Percentage of Net Sales from Prior Year 2025-2026 (A)			Basis Point Change in Percentage of Net Sales from Prior Year 2025-2026 (A)
	13 Weeks Ended			26 Weeks Ended
	August 1, 2026 (A)	August 2, 2025		August 1, 2026	August 2, 2025 (A)
Net sales (1)	100.00%	100.00%	N/A	100.00%	100.00%	N/A
Cost of goods sold, including occupancy and distribution costs (2)	65.22	62.94	228	66.27	63.11	316
Gross profit	34.78	37.06	(228)	33.73	36.89	(316)
Selling, general and administrative expenses (3)	25.91	24.10	181	24.29	24.40	(11)
Merger and integration costs (4)	0.57	0.22	35	0.79	0.12	67
Pre-opening expenses (5)	0.42	0.34	8	0.36	0.38	(2)
Operating income	7.89	12.40	(451)	8.29	12.00	(371)
Interest expense	0.32	0.44	(12)	0.33	0.41	(8)
Other income	(0.28)	(2.02)	174	(0.27)	(0.99)	72
Income before income taxes	7.85	13.98	(613)	8.23	12.57	(434)
Provision for income taxes	2.20	3.52	(132)	2.32	3.11	(79)
Net income	5.65%	10.46%	(481)	5.91%	9.47%	(356)
Other data:
Comparable sales increase (6)	4.9%	5.0%		5.4%	4.7%
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

13 Weeks Ended August 1, 2026 Compared to the 13 Weeks Ended August 2, 2025
Net Sales
Net sales increased 53.2% to $5,586.8 million in the current quarter from $3,646.6 million for the quarter ended August 2, 2025, which includes $1,736.9 million of Foot Locker net sales and a $177.4 million, or 4.9%, increase in comparable sales for the DICK’S Business. The remaining increase in net sales was primarily attributable to new stores. The increase in comparable sales for the DICK’S Business includes a 3.6% increase in sales per transaction and a 1.3% increase in transactions, and reflects broad-based growth across footwear, apparel and hardlines, including strong results from the 2026 FIFA World Cup and trading cards, partially offset by declines in golf, outdoor equipment and accessories.
Operating Income
Operating income decreased to $440.8 million in the current quarter compared to $452.2 million for the quarter ended August 2, 2025.
Gross profit increased to $1,943.3 million in the current quarter from $1,351.3 million for the quarter ended August 2, 2025, but decreased as a percentage of net sales by 228 basis points primarily due to a 379 basis point decrease from lower gross margin in the Foot Locker Business, partially offset by a 79 basis point increase for the DICK’S Business and a 68 basis point, or $38.1 million, increase from IEEPA tariff refunds received attributable to tariff costs incurred in the prior year. The increase in gross profit as a percentage of net sales for the DICK’S Business is driven primarily by merchandise margin expansion from IEEPA tariff refunds attributable to tariff costs incurred in the current year, and leverage from sales growth in higher margin areas such as DICK’S Media Network and GameChanger, partially offset by higher shipping and supply chain expenses, and deleverage on fixed occupancy costs.
Selling, general and administrative expenses increased 64.7% to $1,447.4 million in the current quarter from $878.7 million for the quarter ended August 2, 2025, and increased as a percentage of net sales by 181 basis points. The $568.7 million increase in current quarter expense includes $476.8 million from the Foot Locker Business. The remaining $91.9 million increase compared to the quarter ended August 2, 2025, is primarily due to strategic digital and in-store investments across technology and talent, marketing, including increased advertising spend for the 2026 FIFA World Cup, costs associated with redesigning the store operating model for the DICK’S Business to better serve the Company’s athletes and higher teammate healthcare costs. These increases were partially offset by an $8.6 million expense decrease related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $31.6 million in the current quarter and $8.0 million in the quarter ended August 2, 2025. These costs include severance and other employee-related costs from our organizational alignment for the Foot Locker Business, store closing charges, legal and professional fees, and other costs related to the Foot Locker acquisition.
Pre-opening expenses increased to $23.5 million in the current quarter from $12.3 million for the quarter ended August 2, 2025. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations. The current quarter includes pre-opening expenses to support the opening of five new DICK’S House of Sport stores, compared to one in the prior year quarter.
Other Income
Other income totaled $15.5 million in the current quarter compared to $73.7 million for the quarter ended August 2, 2025. The $58.2 million decrease in income compared to the prior year was primarily driven by non-cash gains from a pre-acquisition investment in Foot Locker equity securities of $49.7 million in the prior year quarter and an $8.6 million expense increase from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.
Income Taxes
Our effective tax rate increased to 28.0% in the current quarter from 25.2% for the quarter ended August 2, 2025. The effective tax rate for the current quarter includes the unfavorable impact from the Foot Locker segment, which incurred losses in certain foreign jurisdictions where the related tax benefits cannot be realized and are subject to a valuation allowance.

26 Weeks Ended August 1, 2026 Compared to the 26 Weeks Ended August 2, 2025
Net Sales
Net sales increased 57.6% to $10,751.3 million in the current period from $6,821.3 million for the prior year period ended August 2, 2025, which includes $3,524.0 million of Foot Locker net sales and a $363.1 million, or 5.4%, increase in comparable sales for the DICK’S Business. The remaining increase in net sales was primarily attributable to new stores. The increase in comparable sales for the DICK’S Business includes a 4.5% increase in sales per transaction and a 0.9% increase in transactions, and reflects broad-based growth across footwear, apparel and hardlines, including strong results from the 2026 FIFA World Cup and trading cards, partially offset by declines in outdoor equipment and accessories.
Operating Income
Operating income increased to $891.4 million in the current period, compared to $818.3 million for the prior year period.
Gross profit increased to $3,626.5 million in the current period from $2,516.4 million for the prior year period, but decreased as a percentage of net sales by 316 basis points primarily due to a 339 basis point decrease from lower gross margin in the Foot Locker Business and a 38 basis point, or $40.4 million, decrease to write-down and liquidate Foot Locker inventory as part of our Foot Locker acquisition-related charges. These decreases were partially offset by a 35 basis point, or $38.1 million, increase from IEEPA tariff refunds attributable to tariff costs incurred in the prior year and 25 basis points of gross profit expansion in the DICK’S Business. The increase in gross profit as a percentage of net sales for the DICK’S Business is driven primarily by merchandise margin expansion from IEEPA tariff refunds attributable to tariff costs incurred in the current year, and leverage from sales growth in higher margin areas such as DICK’S Media Network and GameChanger, partially offset by higher shipping and supply chain expenses, and deleverage on fixed occupancy costs.
Selling, general and administrative expenses increased 56.9% to $2,611.4 million in the current period from $1,664.3 million for the prior year period, but decreased as a percentage of net sales by 11 basis points. The $947.1 million increase in current period expense includes $957.2 million from the Foot Locker Business, partially offset by litigation and other settlements of $174.5 million. The remaining $164.4 million increase is primarily due to strategic digital and in-store investments across technology and talent, marketing, including increased advertising spend for the 2026 FIFA World Cup, costs associated with redesigning the store operating model for the DICK’S Business to better serve the Company’s athletes and higher teammate healthcare costs. The current period also includes a $2.8 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in Other Income.
Merger and integration costs were $85.4 million in the current period and $8.0 million in the period ended August 2, 2025. These costs include severance and other employee-related costs from our organizational alignment for the Foot Locker Business, store closing charges, legal and professional fees, and other costs related to the Foot Locker acquisition.
Pre-opening expenses increased to $38.4 million in the current period from $25.8 million for the prior year period. Pre-opening expenses in any period typically fluctuate depending on the timing and number of new store openings and relocations. The current period includes pre-opening expenses to support the opening of six new DICK’S House of Sport stores, compared to three in the prior year period.
Other Income
Other income totaled $28.7 million in the current period compared to $67.5 million for the period ended August 2, 2025. The prior year period included $35.9 million of non-cash gains from an investment in Foot Locker equity securities prior to the acquisition. The remaining decrease in income was primarily driven by a $5.2 million decrease in interest income due to lower average cash and cash equivalents and lower average interest rates during the current period, partially offset by a $2.8 million expense decrease compared to the prior year period from changes in our deferred compensation plan investment values driven by performance in equity markets. The Company recognizes investment income or investment expense to reflect changes in deferred compensation plan investment values with an offsetting charge or reduction to selling, general and administrative costs for the same amount.

Income Taxes
Our effective tax rate increased to 28.2% in the current period from 24.7% for the same period last year. The effective tax rate for the current period includes the unfavorable impact from the Foot Locker segment, which incurred losses in certain foreign jurisdictions where the related tax benefits cannot be realized and are subject to a valuation allowance.

Operating Results by Business Segment
The following section includes certain financial information related to the operating results for our DICK’S Business and Foot Locker Business during the periods presented.
13 Weeks Ended August 1, 2026 Compared to the 13 Weeks Ended August 2, 2025

	13 Weeks Ended
(dollars in thousands)	August 1, 2026	% of Sales	August 2, 2025	% of Sales	% Increase	Basis Point Change (A)
Net sales
DICK’S Business	$3,849,887	100.00%	$3,646,616	100.00%	5.6%
Foot Locker Business	1,736,928	100.00%	—	—%	*
Total net sales	$5,586,815	100.00%	$3,646,616	100.00%	53.2%

Gross profit
DICK’S Business	$1,457,029	37.85%	$1,351,272	37.06%	7.8%	79 bps
Foot Locker Business	445,769	25.66%	—	—%	*	*
Corporate and other income	40,473	0.72%	—	—%	*	*
Total gross profit	$1,943,271	34.78%	$1,351,272	37.06%	43.8%	(228) bps

Business Segment profit (loss)
DICK’S Business	$485,204	12.60%	$474,952	13.02%	2.2%	(42) bps
Foot Locker Business	(31,876)	(1.84)%	—	—%	*	*
Reconciliation to operating income
Corporate and other expense	(12,572)		(22,767)
Total operating income	$440,756		$452,185
* Calculation not meaningful.
(A) Column may not recalculate due to rounding.
DICK’S Business
Net sales for the DICK’S Business increased 5.6% to $3,849.9 million in the current quarter from $3,646.6 million for the quarter ended August 2, 2025, due primarily to a $177.4 million, or 4.9%, increase in comparable sales. The remaining increase in net sales was primarily attributable to new stores, including DICK’S House of Sport, DICK’S Field House, and Golf Galaxy Performance Centers. The 4.9% increase in comparable sales includes a 3.6% increase in sales per transaction and a 1.3% increase in transactions, and reflects broad-based growth across footwear, apparel and hardlines, including strong results from the 2026 FIFA World Cup and trading cards, partially offset by declines in golf, outdoor equipment and accessories.
Gross profit for the DICK’S Business increased to $1,457.0 million in the current quarter from $1,351.3 million for the quarter ended August 2, 2025 and increased as a percentage of net sales by 79 basis points. Merchandise margins as a percentage of net sales increased 137 basis points due primarily to IEEPA tariff refunds attributable to tariff costs incurred in the current year and leverage from sales growth in higher margin areas such as DICK’S Media Network and GameChanger. Our occupancy costs, which after the cost of merchandise represents the largest expense item within our cost of goods sold, are generally fixed in nature and fluctuate based on the number of stores that we operate, increased $23.9 million and deleveraged 19 basis points as a percentage of net sales. The remaining decrease in gross profit as a percentage of net sales was driven by higher shipping expenses driven by higher eCommerce sales and elevated fuel costs, and supply chain costs, which included the first full quarter of operations at our new Fort Worth, Texas distribution center.

Segment profit for the DICK’S Business increased 2.2%, but decreased by 42 basis points as a percentage of net sales, to $485.2 million for the current quarter compared to $475.0 million for the quarter ended August 2, 2025. Gross margin as a percentage of net sales increased 79 basis points, which was more than offset by 96 basis points of deleverage in selling, general and administrative expenses compared to the prior year quarter. Selling, general and administrative expenses increased $85.2 million in the current quarter compared to the quarter ended August 2, 2025, primarily due to strategic digital and in-store investments across technology and talent, marketing, including increased advertising spend for the 2026 FIFA World Cup, and higher teammate healthcare costs. Pre-opening expenses increased $10.3 million in the 13 weeks ended August 1, 2026, due primarily to the opening of five new DICK’S House of Sport stores in the current quarter compared to one in the prior year quarter.
Foot Locker Business
The acquisition of Foot Locker was completed on September 8, 2025; therefore, there is no comparative prior quarter information for the 13 weeks ended August 2, 2025. Financial results for the 13 weeks ended August 1, 2026 include Foot Locker’s operations for the entire quarter.
Corporate and other expense
Corporate and other activities for segment reporting purposes represent costs or income not specifically related to the recurring operations of our segments. Corporate and other expense for the 13 weeks ended August 1, 2026 includes $29.3 million of Foot Locker acquisition-related costs and $15.3 million in costs associated with redesigning the store operating model for the DICK’S Business to better serve the Company’s athletes, partially offset by $38.1 million of IEEPA tariff refunds received attributable to tariff costs incurred in the prior year. The current quarter also includes a $6.1 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in other income on the Consolidated Statements of Income.
26 Weeks Ended August 1, 2026 Compared to the 26 Weeks Ended August 2, 2025

	26 Weeks Ended
(dollars in thousands)	August 1, 2026	% of Sales	August 2, 2025	% of Sales	% Increase	Basis Point Change (A)
Net sales
DICK’S Business	$7,227,327	100.00%	$6,821,293	100.00%	6.0%
Foot Locker Business	3,523,992	100.00%	—	—%	*
Total net sales	$10,751,319	100.00%	$6,821,293	100.00%	57.6%

Gross profit
DICK’S Business	$2,684,350	37.14%	$2,516,358	36.89%	6.7%	25 bps
Foot Locker Business	944,435	26.80%	—	—%	*	*
Corporate and other income	(2,252)	(0.02)%	—	—%	*	*
Total gross profit	$3,626,533	33.73%	$2,516,358	36.89%	44.1%	(316) bps

Business Segment profit (loss)
DICK’S Business	$846,179	11.71%	$835,361	12.25%	1.3%	(54) bps
Foot Locker Business	(14,414)	(0.41)%	—	—%	*	*
Reconciliation to operating income
Corporate and other income (expense)	59,641		(17,059)
Total operating income	$891,406		$818,302
* Calculation not meaningful.
(A) Column may not recalculate due to rounding.

DICK’S Business
Net sales for the DICK’S Business increased 6.0% to $7,227.3 million in the current period from $6,821.3 million for the 26 weeks ended August 2, 2025, due primarily to a $363.1 million, or 5.4%, increase in comparable sales. The remaining increase in net sales was primarily attributable to new stores, including DICK’S House of Sport, DICK’S Field House, and Golf Galaxy Performance Centers. The 5.4% increase in comparable sales includes a 4.5% increase in sales per transaction and a 0.9% increase in transactions, and reflects broad-based growth across footwear, apparel and hardlines, including strong results from the 2026 FIFA World Cup and trading cards, partially offset by declines in outdoor equipment and accessories.
Gross profit for the DICK’S Business increased to $2,684.4 million in the current period from $2,516.4 million for the 26 weeks ended August 2, 2025 and increased as a percentage of net sales by 25 basis points. Merchandise margins as a percentage of net sales increased 59 basis points due primarily to IEEPA tariff refunds attributable to tariff costs incurred in the current year and leverage from sales growth in higher margin areas such as DICK’S Media Network and GameChanger. This merchandise margin increase was partially offset by higher shipping and supply chain costs and a $41.8 million increase in occupancy costs, which deleveraged 10 basis points as a percentage of net sales.
Segment profit for the DICK’S Business increased 1.3%, but decreased by 54 basis points as a percentage of net sales, to $846.2 million for the current period compared to $835.4 million for the period ended August 2, 2025. Gross margin increased as a percentage of net sales by 25 basis points, which was more than offset by 66 basis points of deleverage in selling, general and administrative expenses compared to the prior year period. Selling, general and administrative expenses increased $146.2 million in the current period compared to the period ending August 2, 2025, due to our strategic digital and in-store investments across technology and talent, marketing, including increased advertising spend for the 2026 FIFA World Cup, and higher teammate healthcare costs. Pre-opening expenses increased $10.9 million in the 26 weeks ended August 1, 2026, due primarily to the opening of six new DICK’S House of Sport stores in the current period compared to three in the prior year period.
Foot Locker Business
The acquisition of Foot Locker was completed on September 8, 2025; therefore, there is no comparative prior period information for the 26 weeks ended August 2, 2025. Financial results for the 26 weeks ended August 1, 2026 include Foot Locker’s operations for the entire period.
Corporate and other income (expense)
Corporate and other activities for segment reporting purposes represent costs or income not specifically related to the recurring operations of our segments. Corporate and other income (expense) for the 26 weeks ended August 1, 2026 includes $38.1 million of IEEPA tariff refunds received attributable to tariff costs incurred in the prior year and $174.5 million of litigation and other settlement income, partially offset by $125.8 million of Foot Locker acquisition-related costs and $15.3 million in costs associated with redesigning the store operating model for the DICK’S Business to better serve the Company’s athletes. Foot Locker acquisition-related costs consist of $85.4 million for merger and integration costs and $40.4 million for charges to write down and liquidate inventory from the Company’s review of the Foot Locker Business. The current period also includes an $11.8 million expense increase related to changes in the investment values of our deferred compensation plans, which is fully offset in other income on the Consolidated Statements of Income.
LIQUIDITY AND CAPITAL RESOURCES
Our cash on hand as of August 1, 2026 was $0.9 billion. We believe that our current cash position, and cash flows from operations, supplemented by funds available under our unsecured $2.0 billion unsecured revolving credit facility (the “Credit Facility”) and access to long-term debt capital markets, if necessary, are sufficient to operate our business for the next twelve months. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We may require additional funding should we pursue strategic acquisitions, undertake share repurchases, pursue other investments or engage in store expansion rates in excess of historical levels.
The following sections describe the potential short and long-term impacts to our liquidity and capital requirements.
Leases
We lease substantially all of our stores, administrative offices for the Foot Locker segment, nine of our distribution centers including three for the DICK’S Business and six for the Foot Locker Business, and certain equipment under non-cancellable operating leases that expire at various dates through 2044. Approximately three-quarters of our DICK’S Sporting Goods stores will be up for lease renewal at our option over the next five years, and we plan to leverage the significant flexibility within our existing real estate portfolio to capitalize on future real estate opportunities. Refer to Part I. Item 1. Financial Statements, Note 5 – Operating Leases for further information.

Revolving Credit Facility
We have a $2.0 billion Credit Facility, which includes a maximum amount of $75 million to be issued in the form of letters of credit. Loans under the Credit Facility bear interest at an alternate base rate or adjusted SOFR plus, in each case, an applicable margin percentage. We had no revolving Credit Facility borrowings at any point during the second quarter of 2026, and as of August 1, 2026, there were no borrowings outstanding under the Credit Facility. We have total remaining borrowing capacity, after adjusting for $26.5 million of standby letters of credit, of $1.97 billion. We were in compliance with all covenants under the Credit Facility agreement as of August 1, 2026.
Commercial Paper
We have a commercial paper program, supported by our Credit Facility, under which we may issue unsecured commercial paper notes with a maximum aggregate amount outstanding of $500.0 million, with individual maturities that may vary but not exceed 397 days from the date of issuance. The Credit Facility serves as a liquidity backstop for our commercial paper program. There were no commercial paper borrowings at any point during the second quarter of 2026, and as of August 1, 2026, there were no borrowings outstanding under the Company’s commercial paper program.
Senior Notes
As of August 1, 2026, we have $750 million principal amount of 2032 Notes and $750 million principal amount of 2052 Notes outstanding. Cash interest accrues at a rate of 3.15% per year on the 2032 Notes and 4.10% per year on the 2052 Notes, each of which are payable semi-annually in arrears on January 15 and July 15.
As of August 1, 2026, we also have $400 million principal amount of 2029 Notes outstanding, bearing cash interest at a rate of 4.00% per year, payable semi-annually in arrears on April 1 and October 1.
In connection with the issuance of the 2029 Notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company was obligated to file with the SEC and offer to exchange the unregistered 2029 Notes for registered notes with substantially identical terms. On June 17, 2026, the Company completed an exchange offer of the outstanding unregistered 2029 Senior Notes (the “Original 2029 Senior Notes”) for new notes registered under the Securities Act (the “Exchange 2029 Senior Notes”). The terms of the Exchange 2029 Senior Notes are substantially identical to the terms of the applicable Original 2029 Senior Notes, except that the Exchange 2029 Senior Notes are registered under the Securities Act and are not subject to the transfer restrictions, registration rights, or additional interest provisions applicable to the Original 2029 Senior Notes.
As of August 1, 2026, our Senior Notes have long-term credit ratings by Moody’s and Standard & Poor’s rating agencies of Baa2 and BBB, respectively.
Capital Expenditures
Our capital expenditures are primarily allocated toward the development of our omni-channel platform, including investments in new and existing stores and eCommerce technology, while we have also invested in our supply chain and corporate technology capabilities. Capital expenditures for the 26 weeks ended August 1, 2026 totaled $743.5 million on a gross basis and $614.2 million on a net basis, inclusive of construction allowances provided by landlords.
We anticipate fiscal 2026 capital expenditures of approximately $1.4 billion, net of construction allowances provided by landlords, across the DICK’s and Foot Locker Businesses. As we continue to reposition our store portfolio for the DICK’S Business, these investments will be concentrated in store growth, relocations and improvements in our existing stores. We plan to open approximately 14 DICK’S House of Sport locations in 2026 and expect to begin construction on locations scheduled to open throughout 2027. We also plan to open approximately 20 DICK’S Field House and 15 Golf Galaxy Performance Center locations in 2026. By leveraging our real estate flexibility, we expect approximately 75% of our 2026 store openings for the DICK’S Business will be relocations or remodels of existing store locations, which will increase our square footage in 2026. Additionally, we plan to invest in the Foot Locker Business as we look to reenergize our store portfolio, including our Fast Break store initiative in 2026, which we scaled to over 250 stores globally ahead of the back-to-school selling season and plan to continue to expand to more locations ahead of the holiday season.
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

Share Repurchases
From time-to-time, we may opportunistically repurchase shares of our common stock under our current $2.0 billion share repurchase program authorized by our Board of Directors on December 16, 2021 (the “2021 program”). During the 26 weeks ended August 1, 2026, we repurchased 0.7 million shares of our common stock at a cost of $141.2 million. As of August 1, 2026, the available amount remaining under the 2021 program is $28.2 million. On March 10, 2025, our Board of Directors authorized an additional five-year share repurchase program of up to $3.0 billion of our common stock (the “2025” program). The Company plans to continue to purchase under the 2021 program until it is exhausted or expired, at which time the 2025 program will be available for additional repurchases.
Any future share repurchase programs are subject to authorization by our Board of Directors and will be dependent upon future earnings, cash flows, financial requirements and other factors.
Dividends
During the 26 weeks ended August 1, 2026, we paid $224.8 million of dividends to our stockholders. On August 24, 2026, our Board of Directors authorized and declared a quarterly cash dividend in the amount of $1.25 per share of common stock and Class B common stock, payable on September 25, 2026 to stockholders of record as of the close of business on September 11, 2026.
The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and will be dependent upon multiple factors including future earnings, cash flows, financial requirements and other considerations.
Supply Chain Financing
We have entered into supply chain financing arrangements with certain third-party financial institutions, whereby suppliers have the opportunity to settle outstanding payment obligations early at a discount. We do not have an economic interest in suppliers’ voluntary participation and we do not provide any guarantees or pledge assets under these arrangements. Supplier invoices are settled with the third-party financial institutions in accordance with the original supplier payment terms and our rights and obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by these arrangements. Liabilities associated with the funded participation in these arrangements, which are presented within accounts payable on the Consolidated Balance Sheets, were $25.8 million, $33.2 million and $37.9 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.
Cash Flows
Changes in cash and cash equivalents are as follows (in thousands):

	26 Weeks Ended
	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$792,274	$735,641
Net cash used in investing activities	(753,869)	(648,870)
Net cash used in financing activities	(472,532)	(546,018)
Effect of exchange rate changes on cash and cash equivalents	(5,363)	329
Net decrease in cash and cash equivalents	$(439,490)	$(458,918)
Operating Activities
Cash flows provided by operating activities increased $56.6 million for the 26 weeks ended August 1, 2026 compared to the same period in the prior year, primarily driven by year-over-year changes in accruals and corresponding payments across incentive compensation and income taxes, and the timing of payments for marketing and professional fees. The current period also includes increased depreciation from the flow-through of strategic capital investments and higher cash flows received from landlords, as we continue to reposition our chain and invest in our store portfolio within our DICK’S Business. These increases in cash flows provided by operating activities were partially offset by year-over-year changes in inventory levels and accounts payable, which decreased operating cash flows by $265.1 million primarily within the Foot Locker Business.

Investing Activities
Cash used in investing activities increased $105.0 million for the 26 weeks ended August 1, 2026 compared to the same period in the prior year. Gross capital expenditures increased $217.4 million, primarily driven by higher investments in remodels and other store enhancements, including the expansion of Fast Break locations for the Foot Locker Business, and continued investments in new and future DICK’S House of Sport stores and DICK’S Field House stores. Cash used in investing activities for the prior year period included $119.5 million for purchases of investments, which included $69.5 million of Foot Locker equity securities purchased prior to the acquisition. Refer to Part I. Item 1. Financial Statements, Note 2 – Acquisition of Foot Locker and Note 4 – Fair Value Measurements for further information.
Financing Activities
Financing activities have historically consisted of capital return initiatives, including share repurchases and cash dividend payments, cash flows generated from stock option exercises and cash activity associated with our Credit Facility or other financing sources. Cash used in financing activities decreased $73.5 million for the 26 weeks ended August 1, 2026, compared to the same period in the prior year, primarily due to lower share repurchases in the current year, partially offset by higher dividends and cash payments for minimum tax withholding requirements as a result of option exercises during the current year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposures from those reported in the Company’s 2025 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES
During the second quarter of fiscal 2026, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 1, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, August 1, 2026.
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
By letters dated June 23, 2025, August 8, 2025 and March 18, 2026, the Company received demands from purported stockholders for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (“Section 220”) for asserted purposes including investigating possible wrongdoing and breach of fiduciary duty by the Company’s directors and/or officers related to allegations in the Securities Litigation and the Derivative Litigation. The Company objected to the three demands. On November 3, 2025, the stockholder making the August 8, 2025 demand, Benjamin L. Anderson, filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking to compel an inspection of books and records under Section 220 for asserted purposes including investigation of potential wrongdoing by the Company’s current and/or former directors and officers in connection with allegations in the Securities Litigation (captioned Anderson v. DICK’S Sporting Goods, Inc., C.A. No. 2025-1269-LM) (the “Anderson Section 220 Complaint”). The Anderson Section 220 Complaint seeks relief including an order requiring inspection of certain books and records and payment of reasonable attorneys’ fees and expenses. On November 25, 2025, the Court entered an order staying the Anderson action. On May 22, 2026, the Court entered an order providing that the Anderson action shall remain stayed and requiring the parties to file a status update each month. The Company has agreed to produce certain documents in response to the Anderson demand and the March 18, 2026 demand.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the second quarter of 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
May 3, 2026 to May 30, 2026	1,043	$222.81	—	$3,028,204,001
May 31, 2026 to July 4, 2026	445,311	212.50	—	$3,028,204,001
July 5, 2026 to August 1, 2026	165	208.22	—	$3,028,204,001
Total	446,519	$212.52	—
(a)Includes shares withheld from employees to satisfy minimum tax withholding obligations upon the vesting of restricted stock and shares withheld in connection with net exercises of stock options during the period.
(b)Shares repurchased under the 2021 program. The Company plans to continue to purchase under the 2021 program until it is exhausted or expired, at which time the 2025 program will be available for additional repurchases. The Company may suspend or discontinue the 2021 program or the 2025 program at any time.

ITEM 5.  OTHER INFORMATION
Trading Arrangements
On June 5, 2026, Lauren Hobart, President and Chief Executive Officer of the Company, entered into a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”). Ms. Hobart’s 10b5-1 Plan provides for the potential sale of up to 24,182 shares of the Company’s common stock. The 10b5-1 Plan commences on September 4, 2026, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on the earlier of the date all the shares under the plan are sold or June 27, 2027.
During the quarter ended August 1, 2026, none of the Company’s other directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS
The following exhibits are filed or furnished (as noted) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of September 3, 2026 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of September 3, 2026 and made pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Lauren R. Hobart, President and Chief Executive Officer, dated as of September 3, 2026 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Navdeep Gupta, Executive Vice President - Chief Financial Officer, dated as of September 3, 2026 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from DICK’S Sporting Goods, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026 formatted in Inline XBRL: (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes to these Condensed Consolidated Financial Statements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 3, 2026 on its behalf by the undersigned, thereunto duly authorized.

DICK’S SPORTING GOODS, INC.

By:	/s/ LAUREN R. HOBART
Lauren R. Hobart
President and Chief Executive Officer
(principal executive officer)

By:	/s/ NAVDEEP GUPTA
Navdeep Gupta
Executive Vice President – Chief Financial Officer
(principal financial and principal accounting officer)